Form 10-K
period 1994-01-29
ANNTAYLOR STORES CORP
filed 1994-03-31
CIK 874214

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 1994
                                       OR
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
                          COMMISSION FILE NO. 33-28522
                          ANNTAYLOR STORES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                              13-3499319
     (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
      INCORPORATION OR ORGANIZATION)
   142 WEST 57TH STREET, NEW YORK, NY                    10019
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


                                 (212) 541-3300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
           COMMON STOCK,                      THE NEW YORK STOCK EXCHANGE
          $.0068 PAR VALUE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE.

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No __.

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 15, 1994 was $342,335,184.

     The number of shares of the registrant's Common Stock outstanding as of March 15, 1994 was 21,891,130.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     NONE.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS
GENERAL

     AnnTaylor Stores Corporation (the "Company"), through its wholly owned subsidiary, AnnTaylor, Inc. ("Ann Taylor"), is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold primarily under the Ann Taylor brand name. As of January 29, 1994, the Company operated 231 stores in 38 states and the District of Columbia.

     The Company is a holding company that was incorporated under the laws of the state of Delaware in 1988 under the name AnnTaylor Holdings, Inc. The Company changed its name to AnnTaylor Stores Corporation in April 1991. Unless the context indicates otherwise, all references herein to the Company include the Company and its wholly owned subsidiary Ann Taylor.

     The first Ann Taylor store was opened in New Haven, Connecticut in 1954. Over the years, the number of stores gradually expanded and by 1981 there were 36 stores. Allied Stores Corporation ("Allied Stores") acquired the then parent of Ann Taylor in 1981 and began a rapid expansion program for the Ann Taylor stores, which continued after Allied Stores was acquired by the Campeau Corporation in 1986. Ann Taylor grew significantly after 1981, with the number of stores increasing to 119 by the end of 1988, at which time Ann Taylor was acquired by the Company (the "Acquisition"). Since the Acquisition, the number of stores has increased to 231.

     In May 1991, the Company completed an initial public offering (the "IPO") in which it issued and sold 6,882,395 shares of its common stock, par value $.0068 per share (the "Common Stock"), at a price of $26.00 per share, resulting in aggregate net proceeds of approximately $166,541,000 (after payment of expenses of the offering by the Company). The net proceeds from the IPO were used to repurchase certain debt securities issued by Ann Taylor in connection with financing the Acquisition.

     The Company's merchandising strategy focuses on achieving the "Ann Taylor look," which emphasizes classic styles, updated to reflect current fashion trends. The Company considers the Ann Taylor name a fashion brand, defining a distinctive collection of career and casual separates, weekend wear, dresses, tops, accessories and shoes, coordinated as part of a total wardrobing strategy.

     The Company's total wardrobing strategy is reinforced by an emphasis on customer service. Ann Taylor sales associates assist customers in merchandise selection and wardrobe coordination, helping them achieve the Ann Taylor look while reflecting the customers' personal styles. The Company believes that its customer base consists primarily of relatively affluent, fashion-conscious women from the ages of 20 to 50, and that the majority of its customers are working women with limited time to shop who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

     Since becoming Chairman and Chief Executive Officer in February 1992, Sally Frame Kasaks has redirected the Company's merchandising and marketing efforts to enhance the position of Ann Taylor as a fashion brand. The Company's strategy has been broadened to include not only the opening of new stores in new and existing markets, but also the expansion of existing stores and the introduction of product line extensions and additional channels of distribution. The principal elements of the Company's strategy include:

     . Emphasis on product design and development to reinforce the exclusivity of Ann Taylor merchandise, by expanding the Company's fabric and merchandise design team.

     . Renewed focus on consistent quality and fit, by strengthening the production management team responsible for technical design and factory and merchandise quality assurance.

     . Development of the Company's global and direct sourcing capabilities, to reduce costs and shorten lead times. The Company increased its merchandise purchases through its direct sourcing joint venture, which acts as an agent exclusively for Ann Taylor, placing orders directly with manufacturers, from 7.3% of merchandise purchased in fiscal 1992 to 23.5% in fiscal 1993.

     . Development of a merchandise pricing structure that emphasizes consistent everyday value rather than promotions, adding to the credibility of the Ann Taylor brand.

     . Introduction of product line extensions building on the strength of the Ann Taylor brand name. In fall 1992, the Company increased its presence in casual wear by introducing its own line of denim known as ATdenim, that is now sold in all Ann Taylor stores. In fall 1993, Ann Taylor petites were tested in the career separates and dress categories in 25 stores. By fall 1994, a broader range of Ann Taylor petites will be carried in approximately 100 Ann Taylor stores. In fiscal 1994, the Company plans to test an Ann Taylor signature fragrance and related products.


     . Introduction of two larger store prototypes. Most new and expanded stores will be approximately 5,500 square feet, and, in certain premier markets, new and expanded stores will be approximately 10,000 to 12,000 square feet. These new store prototypes are designed to reinforce the Ann Taylor total wardrobing concept, allow the proper presentation of Ann Taylor product extensions, and improve customer service and ease of shopping.


     . Introduction of additional channels of distribution. In fiscal 1993, the Company introduced Ann Taylor Factory Stores which sell Ann Taylor merchandise designed or produced specifically for the factory stores, in addition to serving as a clearance vehicle for merchandise from Ann Taylor stores. In fiscal 1994, the Company intends to test free standing Ann Taylor shoe stores as an additional channel of distribution for Ann Taylor brand footwear. The Company also views its fashion catalog, which presently is used principally as an advertising vehicle, as a potential future channel of distribution.

     . Increased investment in more sophisticated point-of-sale and inventory management systems, including the integration of the Company's merchandise planning, store assortment planning, and merchandise allocation and replenishment systems. These enhancements are designed to enable the Company to manage its business more effectively and cost efficiently by improving customer service and providing the ability to better manage inventory levels.

     . Construction of a 250,000 square foot national distribution center in Louisville, Kentucky to replace, in early 1995, the Company's existing 90,000 square foot distribution facilities in Connecticut.

MERCHANDISING


     Ann Taylor stores offer a distinctive collection of career and casual separates, dresses, tops, weekend wear, shoes and accessories, consisting primarily of exclusive Ann Taylor brand name fashions. The Company's merchandising strategy focuses on achieving the "Ann Taylor look" which emphasizes classic styles, updated to reflect current fashion trends. Ann Taylor stores offer a variety of coordinated apparel and an assortment of shoes and accessories, to enable customers to assemble complete outfits. Sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the Ann Taylor look while reflecting the customers' personal styles. The Company encourages sales associates to become familiar with regular customers to assist these customers in finding merchandise suited to their tastes and wardrobe needs. The Company has a liberal return policy, which it believes is comparable to those offered by better department stores and other specialty retail stores.

     The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the past three years:


                                                                     PERCENTAGE OF NET SALES
                                                                 -------------------------------
MERCHANDISE GROUP                                                  1993       1992       1991
- ---------------------------------------------------------------  ---------  ---------  ---------
Separates......................................................       31.6%      31.0%      32.2%
Dresses........................................................       17.3       20.7       19.1
Tops...........................................................       27.4       22.2       20.2
Weekend wear...................................................       11.7       11.1        9.7
Shoes (a)......................................................        6.0        7.2        8.6
Accessories....................................................        6.0        7.8       10.2
                                                                 ---------  ---------  ---------
       Total                                                         100.0%     100.0%     100.0%
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

- ---------------

(a) Includes net sales from Ann Taylor brand footwear in 1993, 1992 and 1991 (representing 6.0%, 5.5% and 4.9% of net sales, respectively) and net sales through leased shoe departments located in Ann Taylor stores in 1992 and 1991. Leased shoe departments were phased out of Ann Taylor stores in stages from August 1990 through February 1, 1993. As of February 1, 1993, there were no leased shoe departments remaining at any Ann Taylor stores. See "Shoes" below.

     A principal element of the Company's business strategy is the introduction of product line extensions. For example, Ann Taylor shoes, which were sold in 99 Ann Taylor stores in 1992, were expanded to 126 stores in fiscal 1993 and are expected to be in over 155 stores by fall 1994. In fall 1992, the Company increased its presence in casual wear by introducing its own line of denim known as ATdenim, that is now sold in all Ann Taylor stores. In fall 1993, Ann Taylor petites were tested in the career separates and dress categories in 25 stores. By fall 1994, a broader range of Ann Taylor petites will be carried in approximately 100 Ann Taylor stores. In fiscal 1994, the Company also plans to test an Ann Taylor signature fragrance and related products.

MERCHANDISE DESIGN AND PRODUCTION

     Ann Taylor merchandise is developed based upon current fashion trends and analysis of prior year sales. The Company's merchandising and product development groups determine needs for the upcoming season, design styles to fill those needs and arrange for the production of merchandise either through vendors who are private label specialists or directly with a factory.


     The Company is continuing to develop its capability to source its merchandise directly with manufacturers and decrease its dependence on vendors who are not themselves manufacturers. The Company believes that direct sourcing improves its competitive position by reducing costs and shortening lead times. To this end, in May 1992, the Company commenced a joint venture known as CAT U.S., Inc. ("CAT") with Cygne Designs, Inc., which was formed for the purpose of sourcing Ann Taylor merchandise directly with manufacturers. The Company currently owns a 40% interest in CAT. Merchandise purchased by Ann Taylor through CAT represented 23.5% and 7.3% of all merchandise purchased by the Company in 1993 and 1992, respectively. The Company expects its purchases through CAT to increase to approximately 30% of all merchandise purchased in 1994.

     In 1993, the Company purchased merchandise from approximately 285 vendors, including five vendors who each accounted for 4% or more of the Company's merchandise purchases: CAT (23.5%), Cygne Designs, Inc. (20.0%), Parigi (5.0%), Depeche (4.6%) and Andrea Behar (4.3%). In 1993, over 95% of the Company's merchandise was purchased from domestic vendors. The Company's domestic suppliers include vendors who either manufacture merchandise or supply merchandise manufactured by others, as well as vendors that are both manufacturers and suppliers. Consistent with the retail apparel industry as a whole, most of the Company's domestic vendors import a large portion of their merchandise from abroad.

     The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any supplier, although it does have an equity investment in CAT. The Company believes it has a good relationship with its suppliers and that, as the number of stores increases and existing stores are expanded, there will continue to be adequate sources that will be able to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

     The Company's production management department establishes the technical specifications for all Ann Taylor merchandise, inspects and certifies factories in which Ann Taylor merchandise is produced, conducts periodic inspections of factories while goods are in production to identify potential problems prior to shipment by vendors of merchandise, and upon receipt, inspects merchandise on a test basis for uniformity of sizes and colors, as well as for overall quality of manufacturing. In addition to Company personnel, CAT also performs in-factory quality control inspections on behalf of the Company with respect to all merchandise orders CAT places.

INVENTORY CONTROL AND MERCHANDISE ALLOCATION

     The Company's merchandise planning and allocation department analyzes each store's size, location, demographics, sales and inventory history to determine the quantity of merchandise to be purchased and the allocation of merchandise to the Company's stores. Upon receipt, merchandise is allocated in order to achieve an emphasis that is suited to each store's customer base. Each Ann Taylor store carries merchandise in all merchandise groups and sizes (except shoes and petites).

     Merchandise typically is sold at its original marked price for several weeks, with the length of time varying by item. The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference or if it is determined that the inventory in stock will not sell at its currently marked price. Marked down items that are not sold after several more weeks are generally moved to the Company's factory stores where additional markdowns may be taken. Generally, inventory turns over approximately five times annually.

     The Company uses a centralized distribution system, under which all merchandise is received, processed and shipped to the stores through the Company's New Haven, Connecticut distribution facility virtually every business day. The Company is constructing a 250,000 square foot distribution facility in Louisville, Kentucky that will replace the Company's existing facilities by early 1995. See "Properties" and "Management's Discussion and Analysis".

STORES

     As of January 29, 1994, the Company operated 231 stores in 38 states and the District of Columbia. The following table sets forth by state the stores that were open as of January 29, 1994:

                               LOCATIONS BY STATE

                               NUMBER OF
    STATE                       STORES
- ---------------------------  -------------
Alabama....................            2
Arizona....................            3
Arkansas...................            1
California.................           38
Colorado...................            3
Connecticut................           10
District of Columbia.......            4
Florida....................           17
Georgia....................            4
Hawaii.....................            1
Illinois...................           11
Indiana....................            2
Kentucky...................            2
Louisiana..................            4
Maryland...................            5
Massachusetts..............           12
Michigan...................            7
Minnesota..................            4
Mississippi................            1
Missouri...................            5
Nebraska...................            1
Nevada.....................            1
New Hampshire..............            2
New Jersey.................           11
New Mexico.................            1
New York...................           22
North Carolina.............            3
Ohio.......................            9
Oklahoma...................            2
Oregon.....................            1
Pennsylvania...............           12
Rhode Island...............            1
South Carolina.............            1
Tennessee..................            5
Texas......................           12
Utah.......................            1
Virginia...................            7
Washington.................            2
Wisconsin..................            1

     As of January 29, 1994, 111 stores were in regional malls, 54 stores were in upscale specialty centers, 34 stores were in village locations, 23 stores were in downtown locations and 9 stores were factory stores located in factory outlet centers.

     The Company selects store locations that it believes are convenient for its customers and consistent with its upscale image. Store locations are determined on the basis of various factors, including geographic location, demographic studies, anchor tenants in a mall location, other specialty stores in a mall or specialty center location or in the vicinity of a village location, and the proximity to professional offices in a downtown or village location.

     Ann Taylor stores opened prior to January 30, 1993 averaged 3,300 square feet in size, with the exception of three stores that ranged between 10,300 square feet and 12,500 square feet. During 1992, the Company designed two new store prototypes. The first is a store model of approximately 5,500 square feet, on which most new and expanded stores opened in 1993 and in the future will be based. The Company also designed a new larger store prototype of approximately 10,000 to 12,000 square feet, which is reserved for certain premier markets that management believes can support such a store. Both new store prototypes incorporate modified display features, fixtures and fitting rooms. The Company believes that its new store prototypes enhance the Company's ability to merchandise its customer offerings and reinforce its total wardrobing concept, provide area necessary for the proper presentation of Ann Taylor shoes and other product line extensions, and increase customer service and ease of shopping. The typical Ann Taylor store has approximately 17% of its total square footage allocated to stockroom and other non-selling space.

     Outlet shopping is one of the fastest growing segments of the retail apparel industry, appealing to consumers' increasing orientation to value and to manufacturers' and retailers' desire for additional channels of distribution and control over liquidation of their product. In 1993, the Company began testing factory stores as an additional channel of distribution, by converting its four then existing clearance centers to the factory store format and opening five new factory stores in outlet malls. Ann Taylor Factory Stores sell Ann Taylor merchandise manufactured specifically for the factory stores and having an average initial price generally lower than the average initial price of merchandise carried in Ann Taylor stores, as well as serve as a clearance vehicle for merchandise from Ann Taylor stores. In 1993, approximately 36% of all merchandise sold in Ann Taylor Factory Stores was manufactured specifically for these stores.

EXPANSION

     Ann Taylor has grown significantly since the Acquisition, with the number of stores increasing from 119 at the beginning of 1989 to 231 at the end of 1993, and with net sales increasing from approximately $353,900,000 in 1989, to approximately $501,600,000 in 1993. The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor stores ("ATS") and Ann Taylor Factory Stores ("ATO"), since the consummation of the Acquisition in the beginning of the 1989 fiscal year:


                                                                             NUMBER OF STORES
                                          --------------------------------------------------------------------------------------
                                                                                           ATS              ATS         OPEN AT
                                              OPEN AT               OPENED              EXPANDED          CLOSED          END
FISCAL                                     BEGINNING OF             DURING               DURING           DURING       OF FISCAL
YEAR                                        FISCAL YEAR          FISCAL YEAR           FISCAL YEAR      FISCAL YEAR      YEAR
- ----------------------------------------  ---------------       -------------        ---------------  ---------------  ---------
                                                               ATS          ATO                                           ATS
                                                           -----------  -----------                                    ---------
1989....................................           119(a)          20            1(b)            2               1           138
1990....................................           139             29            3(b)            3               1           166
1991....................................           170             33            0               3               3           196
1992....................................           200             20            0               5               1           215
1993....................................           219              8            5              12               1           222


FISCAL
YEAR
- ----------------------------------------
                                              ATO
                                          -----------
1989....................................           1
1990....................................           4
1991....................................           4
1992....................................           4
1993....................................           9

- ---------------


(a) Prior to 1989, the Company did not operate any factory stores or clearance centers.

(b) Prior to 1993, ATO stores served only as clearance centers.

     An important aspect of the Company's business strategy is a real estate expansion program that is designed to reach new customers through the opening of new stores (including factory stores) and the expansion of existing stores. As market conditions warrant and as sites become available, the Company adds additional Ann Taylor stores or expands the size of existing stores, in major cities and their affluent suburbs where Ann Taylor already has a presence. The Company also opens new Ann Taylor stores in additional cities that it believes have a sufficient concentration of its target customers. Ann Taylor Factory Stores typically are located outside the shopping radius of Ann Taylor stores, in outlet malls that feature factory outlet stores of other upscale brands. Prior to 1993, the real estate expansion program focused primarily on adding new Ann Taylor stores. The Company now views the expansion of existing stores and the opening of factory stores as an integral part of the Company's expansion strategy.

     Once an appropriate site has been selected and a lease signed, the Company generally requires a relatively short lead time to open a new store, with store construction typically taking approximately three months.


     In 1993, the Company opened 13 new stores (including 5 factory stores), expanded 12 existing stores and closed one store, resulting in an increase in the Company's total store square footage from approximately 814,000 square feet to approximately 929,000 square feet, a net increase of approximately 115,000 square feet. Approximately 80% of this additional square footage was opened during the second half of 1993. The Company expects to increase store square footage by at least 200,000 square feet, or 21.5%, in 1994. The Company believes that approximately 70% of this new square footage will be represented by new stores, of which about half will be Ann Taylor stores and about half will be Ann Taylor Factory Stores. The balance of the 1994 square footage increase will result from store expansions. The Company intends to increase square footage by approximately 200,000 square feet in each of fiscal 1995 and fiscal 1996. The Company's ability to continue to increase store square footage will be dependent upon general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the negotiation of acceptable lease terms. See "Management's Discussion and Analysis--Liquidity and Capital Resources" for a discussion of the restrictions on capital expenditures in the Ann Taylor Bank Credit Agreement.


     The average net construction cost to the Company of opening a new store, after giving effect to landlord allowances, was approximately $197,000 (or $38 per square foot) in 1993, compared to $52,000 (or $18 per square foot) in 1992 and $114,000 (or $32 per square foot) in 1991. In most cases, the Company receives allowances from landlords for the construction of new stores which reduce the Company's construction costs. The higher per store net construction costs in 1993 reflect the larger average store sizes, increased costs associated with the new store prototypes and lower average landlord construction allowances.


     In 1993, 12 stores were expanded at an aggregate net construction cost to the Company of $7,490,000, or $624,000 per store, after giving effect to landlord allowances. Three of the 12 stores expanded in 1993 were expanded from an average original size of approximately 3,000 square feet to the larger "premier market" prototype. Accordingly, these stores cost more to expand than a typical store expansion. The average gross construction cost per square foot to expand a store is generally comparable to the gross cost per square foot of a new store. Landlord allowances, however, are typically less for an expansion than for a new store.


SHOES

     As of January 29, 1994, Ann Taylor shoes were sold in 126 of the Company's 231 stores. The Company intends to include an Ann Taylor shoe department in each new or expanded store, and, in 1994, plans to add shoes to approximately 20 other existing Ann Taylor stores. In addition, in 1994 the Company intends to test free standing Ann Taylor shoe stores as an additional channel of distribution for Ann Taylor brand footwear.

     Prior to 1990, all shoes sold in Ann Taylor stores were sold in leased shoe departments by Joan & David Helpern, Inc. ("Joan & David") pursuant to a license agreement. In 1990, the Company introduced a line of Ann Taylor brand name shoes. Beginning in August 1990, Joan & David began a scheduled withdrawal of its leased shoe departments, vacating additional departments every six months through the end of fiscal 1992. As of February 1, 1993, Joan & David no longer operated leased shoe departments in any Ann Taylor stores.

     Sales through leased shoe departments totaled $8,207,000, or 1.7% of net sales, in 1992, and $16,056,000, or 3.7% of net sales, in 1991. There were no leased shoe department sales during fiscal 1993. Net sales in 1993, 1992 and 1991 included $29,922,000, $25,638,000, and $21,527,000, respectively, in net sales from the Ann Taylor brand name shoe line.

     Under the terms of an amended license agreement, entered into in 1990, the Company was entitled to a fee from Joan & David equal to 14.5% of Joan & David's annual net sales through Ann Taylor stores, which, after employee discounts, resulted in the Company retaining an amount equal to approximately 14.4% of such sales. Joan & David was responsible for the costs associated with operating its shoe departments. Persons who worked in the leased shoe departments were employees of Joan & David and received all salary, bonus and commission payments and benefits from Joan & David.

INFORMATION SYSTEMS

     The Company is increasing its investment in computer hardware, systems applications and networks to speed customer service, to support the purchase and allocation of merchandise and to improve operating efficiencies.

     In fall 1993, the Company began the roll out of a new point of sale system to all Ann Taylor stores. The roll out will be completed by the summer of 1994. Upon completion, the system will allow the introduction of a number of features that will enable the Company to manage its business more effectively and cost efficiently. These features include on-line receipts and transfers of inventory, which will reduce paperwork and result in more timely inventory information; the ability to take credit card applications and account look-up in the stores, which will both improve customer service and reduce expense; and the ability to send advance ship notices to stores prior to their receipt of merchandise, allowing better labor scheduling in the stores and reducing expense. The new system will permit automated promotional tracking, providing better information to the stores on current promotions and providing the results of these promotions to the Company's headquarters on a more timely basis, allowing the Company to respond more quickly and accurately to customer preferences.

     During 1994, the Company will upgrade the inventory management system. This upgrade, along with the new point of sale system, will allow full price look-up in the stores and provide for more timely information on inventory levels and better analysis of sales trends. The enhanced information will also allow the Company to more fully integrate its planning and allocation system. By the end of 1995, the Company expects to have its merchandise planning system, store assortment planning system, merchandise allocation system and merchandise replenishment system completely integrated, allowing the Company to respond more quickly to individual store trends and allocate merchandise more closely aligned with an individual store's customer base. The Company is also initiating systems integration with its suppliers. In spring 1994, the Company's first electronic data interchange relationship will be implemented with a hosiery supplier, allowing quicker response to sales and maintenance of inventory levels in line with model stock levels.

CUSTOMER CREDIT

     Customers may pay for merchandise with the Ann Taylor credit card, American Express, Visa, MasterCard, cash or check. Credit card sales were 77.9% of net sales in 1993, 77.6% in 1992, and 79.1% in 1991. In 1993, 31.5% of net sales were made with the Ann Taylor credit card and 46.4% were made with third-party credit cards. Accounts written off in 1993 were $1,390,000, or 0.3% of net sales.

     Ann Taylor has offered customers its proprietary credit card since 1976. The Company believes that the Ann Taylor credit card enhances customer loyalty while providing the customer with additional credit. At January 29, 1994, the Company had over 520,000 credit accounts that had been used during the past 18 months.

ADVERTISING AND PROMOTION

     The Company's principal advertising vehicle is its fashion catalog, which it publishes four times per year and mails primarily to Ann Taylor credit card holders. In 1993, the Company ran advertisements in the following national women's fashion magazines: Elle, Vogue and Harpers Bazaar. The Company spent $6,388,000 (1.3% of net sales) on advertising in 1993, compared to $5,509,000 (1.2% of net sales) in 1992 and $8,645,000 (2.0% of net sales) in 1991.

TRADEMARKS AND SERVICE MARKS

     The Company is the owner in the United States of the trademark and service mark "AnnTaylor". This mark is protected by several federal registrations in the United States Patent and Trademark Office, covering clothing, shoes, jewelry and certain other accessories, and clothing store services. The terms of these registrations vary from ten to twenty years (expiring in 2003 and 2007), and each is renewable indefinitely if the mark is still in use at the time of renewal. The Company's rights in the "AnnTaylor" mark are a significant part of the Company's business, as this mark is well-known in the women's retail apparel industry. Accordingly, the Company intends to maintain its mark and the related registrations. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its mark in the United States.

     The Company owns registrations for the "AnnTaylor" mark for clothing in Japan, Canada and Taiwan, and owns or has applied for registration for the "AnnTaylor" mark for clothing and other goods in Japan and other countries as well.

COMPETITION

     The women's retail apparel industry is highly competitive. The Company believes that the principal bases upon which it competes are fashion, quality, value and service. The Company competes with certain departments in better national department stores such as Neiman Marcus, Saks Fifth Avenue, Lord & Taylor, Nordstrom and Bloomingdale's, as well as certain departments in regional department stores, such as Macy's, Marshall Fields and Dillard's. The Company believes that it competes with these department stores by offering a focused merchandise selection, personalized service and convenience, as well as exclusive Ann Taylor fashions, which distinguish its goods from the goods carried by these department stores. Certain of the Company's product lines also compete with other specialty retailers such as Talbots, Ralph Lauren, The Limited, The Gap and Banana Republic. The Company believes that its focused merchandise selection and exclusive Ann Taylor brand name fashions distinguish it from other specialty retailers. Many of the Company's competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company, and there is no assurance that the Company will be able to compete successfully with them in the future.

EMPLOYEES

     Store management receives compensation in the form of salaries and performance-based bonuses. Sales associates are paid on an hourly basis plus performance incentives. A number of programs exist that offer incentives to both management and sales associates to increase sales and support the Company's total wardrobing strategy. For example, certain incentive programs offer individual associates cash awards for selling multiple wardrobe items and for achieving individual sales goals. Other programs provide bonuses or cash awards to all associates in a store that has achieved, for example, the highest percentage increase in sales for a given period.


     As of January 29, 1994, the Company had 3,741 employees, of whom 880 were full-time salaried employees, 1,628 were full-time hourly employees and 1,233 were part-time hourly employees. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is good. As of January 29, 1994, approximately 90% of the Company's employees were eligible to participate in the Company's health care benefits program.

ITEM 2. PROPERTIES

     As of January 29, 1994, the Company had 231 stores, all of which were leased. The leases typically provide for an initial five-to ten-year term and grant the Company the right to extend the term for one or two additional five-year periods. In most cases, the Company pays a minimum rent plus a contingent rent based on the store's net sales in excess of a specified threshold. The contingent rental payment is typically 5% of net sales in excess of the applicable threshold. Substantially all of the leases require the Company to pay insurance, utilities and repair and maintenance expenses and contain tax escalation clauses. The current terms of the Company's leases, including renewal options, expire as follows:


               YEARS LEASE                    NUMBER OF
               TERMS EXPIRE                    STORES
             ----------------               -------------
1994-1996.................................           50
1997-1999.................................           20
2000-2002.................................           20
2003 and later............................          141


     Ann Taylor leases corporate offices at 142 West 57th Street, New York, containing approximately 71,000 square feet. The lease for these premises expires in 2006. Ann Taylor also leases office space in New Haven, which contains approximately 31,000 square feet. The lease for these offices expires in 1996.

     Ann Taylor leases its New Haven distribution center, which contains 78,790 square feet. The lease for this facility expires on March 31, 1995, with an option to extend this lease for an additional three months. In early 1994, the Company announced that it will be purchasing property in Louisville, Kentucky on which it will construct a 250,000 square foot facility that will replace the Company's existing distribution center facilities in Connecticut in early 1995. See "Management's Discussion and Analysis".

ITEM 3. LEGAL PROCEEDINGS

     Ann Taylor has been named as a defendant in several legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is listed and traded on the New York Stock Exchange under the symbol ANN. The number of holders of record of Common Stock at March 15, 1994 was 440. The following table sets forth the high and low closing sales prices for the Common Stock on the New York Stock Exchange during fiscal 1993 and fiscal 1992.


                                                                            MARKET PRICE
                                                                        --------------------
FISCAL YEAR 1992                                                          HIGH        LOW
                                                                        ---------  ---------
  First quarter.......................................................  $  23 1/8  $  16 1/2
  Second quarter......................................................     24 5/8     18 3/4
  Third quarter.......................................................     24 1/4     16 3/4
  Fourth quarter......................................................     24 3/8     19 1/4
FISCAL YEAR 1993
  First quarter.......................................................  $  23 1/4  $  17 7/8
  Second quarter......................................................     27 7/8     20
  Third quarter.......................................................     29 5/8     22 7/8
  Fourth quarter......................................................     28 1/4     20 7/8

     The Company has never paid dividends on the Common Stock and does not intend to pay dividends in the foreseeable future. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from Ann Taylor. The payment of dividends by Ann Taylor to the Company is subject to certain restrictions under Ann Taylor's bank credit agreement (the "Bank Credit Agreement") and the indenture relating to the $110,000,000 principal amount AnnTaylor, Inc. 8 3/4% Subordinated Notes due 2000 (the "8 3/4% Notes"). The payment of cash dividends on the Common Stock by the Company is also subject to certain restrictions contained in the Company's guarantee of Ann Taylor's obligations under the Bank Credit Agreement. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical financial information for the periods indicated has been derived from the audited consolidated financial statements of the Company. Such financial statements audited by Deloitte & Touche, independent auditors, for the fiscal years 1993, 1992 and 1991 appear elsewhere in this report. The information set forth below should be read in conjunction with "Management's Discussion and Analysis" and the consolidated financial statements and notes thereto of the Company included elsewhere in this report. All references to years are to the fiscal year of the Company, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below had 52 weeks, except 1989, which had 53 weeks.


                                                                          FISCAL YEARS ENDED
                                                      ----------------------------------------------------------
                                                       JAN. 29,    JAN. 30,    FEB. 1,     FEB. 2,     FEB. 3,
                                                         1994        1993        1992        1991        1990
                                                      ----------  ----------  ----------  ----------  ----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SQUARE FOOT DATA AND PER
                                                                             SHARE DATA)
OPERATING STATEMENT INFORMATION:
Net sales, including leased shoe departments (a)....  $  501,649  $  468,381  $  437,711  $  410,782  $  353,912
Cost of sales.......................................     271,749     264,301     234,136     217,414     189,293
                                                      ----------  ----------  ----------  ----------  ----------
     Gross profit...................................     229,900     204,080     203,575     193,368     164,619
Selling, general and administrative expenses........     169,371     152,072     150,842     125,872     109,598
Distribution center restructuring charge (b)........       2,000          --          --          --          --
Amortization of goodwill (c)........................       9,508       9,504       9,506       9,484       9,711
                                                      ----------  ----------  ----------  ----------  ----------
     Operating income...............................      49,021      42,504      43,227      58,012      45,310
Interest expense (d)................................      17,696      21,273      33,958      50,081      55,858
Stockholder litigation settlement (e)...............          --       3,905          --          --          --
Other (income) expense, net.........................        (194)        259         542         168          29
                                                      ----------  ----------  ----------  ----------  ----------
Income (loss) before income taxes and extraordinary
loss................................................      31,519      17,067       8,727       7,763     (10,577)
Income tax provision................................      17,189      11,150       7,703       6,657         600
                                                      ----------  ----------  ----------  ----------  ----------
Income (loss) before extraordinary loss.............      14,330       5,917       1,024       1,106     (11,177)
Extraordinary loss (f)..............................      11,121          --      16,835          --          --
                                                      ----------  ----------  ----------  ----------  ----------
     Net income (loss)..............................       3,209       5,917     (15,811)      1,106     (11,177)
Preferred stock dividend............................          --          --          --          --       1,000
                                                      ----------  ----------  ----------  ----------  ----------
     Net income (loss) applicable to common stock...  $    3,209  $    5,917  $  (15,811) $    1,106  $  (12,177)
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
Income (loss) per share before extraordinary loss...  $      .66  $      .28  $      .05  $      .08  $     (.91)
Extraordinary loss per share (f)....................        (.51)         --        (.87)         --          --
                                                      ----------  ----------  ----------  ----------  ----------
Net income (loss) per share.........................  $      .15  $      .28  $     (.82) $      .08  $     (.91)
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
Weighted average shares outstanding
  (in thousands)....................................      21,929      21,196      19,326      14,160      13,312
OPERATING INFORMATION:
Percentage increase (decrease) in total comparable
store sales (g)(h)..................................         2.3%       (1.0)%       (5.6)%        2.3%       14.3%
Percentage increase (decrease) in owned comparable
store sales (g)(h)(i)...............................         4.0%        0.8%       (0.9)%        5.1%       16.5%
Average net sales per gross square foot (g)(j)......  $      576  $      600  $      642  $      740  $      771
Number of stores:
     Open at beginning of the period................         219         200         170         139         119
     Opened during the period.......................          13          20          33          32          21
     Expanded during the period.....................          12           5           3           3           2
     Closed during the period.......................           1           1           3           1           1
     Open at the end of the period..................         231         219         200         170         139
Capital expenditures................................  $   25,062  $    4,303  $   10,004  $   11,783  $    6,146
Depreciation and amortization, including goodwill
(c).................................................  $   18,013  $   16,990  $   15,709  $   14,177  $   14,662
Working capital turnover (k)........................        12.1x       16.8x       12.8x       12.4x       13.0x
Inventory turnover (l)..............................         4.9x        5.3x        4.6x        4.6x        7.0x
BALANCE SHEET INFORMATION (AT END OF PERIOD):
Working capital.....................................  $   53,283  $   29,539  $   26,224  $   42,234  $   23,705
Goodwill, net (c)...................................     332,537     342,045     351,549     361,055     370,539
Total assets........................................     513,399     487,592     491,747     510,724     493,160
Total debt..........................................     189,000     195,474     211,917     380,362     365,787
Stockholders' equity................................     259,271     245,298     229,464      47,483      57,532

                                                   (Footnotes on following page)

(Footnotes for preceding page)


      (a)  The phase out of leased shoe departments was completed by February 1, 1993.
      (b)  Relates to the relocation of the Company's distribution center, expected to be completed in early 1995, and represents a charge of $1,100,000 principally for severance and job training benefits and $900,000 for the write-off of the net book value of certain assets that are not expected to be used in the new facility. This charge reduced 1993 net earnings by $.05 per share.
      (c)  As a result of the Acquisition, which was effective as of January 29, 1989, $380,250,000, representing the excess of the allocated purchase price over the fair value of the Company's net assets, was recorded as goodwill and is being amortized on a straight-line basis over 40 years.
      (d)  Includes non-cash interest expense of $4,199,000, $8,581,000, $12,243,000, $18,294,000 and $13,819,000 in the
           fiscal years 1993, 1992, 1991, 1990 and 1989, respectively, from accretion of original issue discount, amortization of deferred financing costs and, in 1992, 1991 and 1990, issuance of additional 10% junior subordinated exchange notes due 2004.
      (e)  Relates to the settlement in January 1993 of a stockholder class action lawsuit that was filed against the
           Company and certain other defendants in October 1991.
      (f)  In fiscal 1993, Ann Taylor incurred an extraordinary loss of $17,244,000 ($11,121,000, or $.51 per share, net of income tax benefit) due to debt refinancing activities. In fiscal 1991, Ann Taylor incurred an extraordinary loss of $25,900,000 ($16,835,000, or $.87 per share, net of income tax benefit), in connection with the repurchase of a portion of its then outstanding debt securities with proceeds from the IPO.
      (g)  Percentage changes in comparable store sales and average net sales per gross square foot are adjusted so that all figures relate to a 52-week year.
      (h)  Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not open during the same month of the prior period. A store opened within the first two weeks of a month is deemed to have been opened on the first day of that month and a store opened thereafter in a month is deemed to have been opened on the first day of the next month. For example, if a store were opened on June 8, 1992, its sales from June 8, 1992 through year-end 1992 and its sales from June 1, 1993 through year-end 1993 would be included in determining comparable store sales for 1993, compared to 1992. In addition, in a year with 53 weeks (such as 1989), the extra week is not included in determining comparable store sales. For the periods previous to 1993, when a store's square footage has been increased as a result of expansion or relocation in the same mall or specialty center, the store continues to be treated as a comparable store. Commencing with stores expanded in fiscal 1993, any store the square footage of which is expanded by more than 15% is treated as a new store, upon the opening of the expanded store.
      (i)  Excludes sales from leased shoe departments.
      (j)  Average net sales per gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.
      (k)  Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.
      (l)  Inventory turnover is determined by dividing net cost of goods sold (excluding costs of leased shoe departments) by the average of the cost of inventory at the beginning and end of the period.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Ann Taylor has grown significantly since the Acquisition, with the number of stores increasing from 119 at the beginning of 1989 to 231 at the end of 1993. During fiscal 1993, the Company expanded 12 stores, added 13 new stores and closed one store, resulting in a net increase in the Company's square footage of approximately 115,000 square feet. The Company expects to increase square footage by at least 200,000 square feet, or 21.5%, in fiscal 1994. Management anticipates that approximately 70% of this new square footage will be represented by new stores, of which about half will be Ann Taylor stores and about half will be Ann Taylor Factory Stores. The balance of the 1994 square footage increase will result from store expansions. The Company intends to increase square footage by approximately 200,000 square feet in each of fiscal 1995 and fiscal 1996. The Company's ability to continue to expand will be dependent upon general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations. See "Business--Expansion".

     The Company's net sales do not show significant seasonal variation, although net sales in the third and fourth quarters have traditionally been higher than in the first and second quarters. The Company believes that its merchandise is purchased primarily by women who are buying for their own wardrobes rather than as gifts, and the Company typically experiences only moderate increases in net sales during the Christmas season. As a result of these factors, the Company has not had significant overhead and other costs generally associated with large seasonal variations.

     The following table shows the percentages of the Company's net sales and operating income (loss) per quarter for 1993, 1992 and 1991:

                                                FISCAL 1993               FISCAL 1992                 FISCAL 1991
                                          ------------------------  ------------------------  ----------------------------
                                                        OPERATING                 OPERATING                   OPERATING
                                           NET SALES    INCOME(A)    NET SALES     INCOME      NET SALES    INCOME (LOSS)
                                          -----------  -----------  -----------  -----------  -----------  ---------------
First Quarter...........................        24.0%        24.3%        24.5%        26.6%        25.4%          39.7%
Second Quarter..........................        24.9         25.3         24.0         19.5         23.1           26.6
Third Quarter...........................        24.3         25.2         24.6         34.6         26.0           33.8
Fourth Quarter..........................        26.8         25.2         26.9         19.3         25.5           (0.1)
                                          -----------  -----------  -----------  -----------  -----------        ------
                                               100.0%       100.0%       100.0%       100.0%       100.0%         100.0%
                                          -----------  -----------  -----------  -----------  -----------        ------
                                          -----------  -----------  -----------  -----------  -----------        ------

- ---------------
(a) Excludes the $2,000,000 charge to earnings relating to the Company's announced relocation of its distribution center.

COMPARABLE STORE SALES

     The following table sets forth for the years 1993, 1992 and 1991 certain information regarding the percentage increase (decrease) over the prior year's sales in (i) total comparable store sales and (ii) owned comparable sales (consisting of total comparable store sales less leased shoe department comparable sales, which were phased out by February 1, 1993):

                                                           FISCAL 1993     FISCAL 1992    FISCAL 1991
                                                         ---------------  -------------  -------------
Comparable store sales:
  Owned sales..........................................           4.0%            0.8%         (0.9)%
  Total................................................           2.3           (1.0)          (5.6)

     The Company believes that the increase in owned comparable store sales in 1993 and 1992 was primarily due to improved customer acceptance of merchandise offerings and, in 1992, to a higher degree of promotional activities than in 1993.

RESULTS OF OPERATIONS

     The following table sets forth operating statement data expressed as a percentage of net sales for the historical periods indicated:

                                                                             FISCAL     FISCAL     FISCAL
                                                                              1993       1992       1991
                                                                            ---------  ---------  ---------
Net sales, including leased shoe departments..............................      100.0%     100.0%     100.0%
Cost of sales.............................................................       54.2       56.4       53.5
                                                                            ---------  ---------  ---------
    Gross profit (a)......................................................       45.8       43.6       46.5
Selling, general and administrative expenses..............................       33.8       32.5       34.5
Distribution center restructuring charge..................................        0.4         --         --
Amortization of goodwill..................................................        1.8        2.0        2.2
                                                                            ---------  ---------  ---------
    Operating income......................................................        9.8        9.1        9.8
Interest expense..........................................................        3.5        4.6        7.7
Stockholder litigation settlement.........................................         --        0.8         --
Other (income) expense, net...............................................         --         --        0.1
                                                                            ---------  ---------  ---------
Income before income taxes and extraordinary loss.........................        6.3        3.7        2.0
Income tax provision......................................................        3.4        2.4        1.8
                                                                            ---------  ---------  ---------
Income before extraordinary loss..........................................        2.9        1.3        0.2
Extraordinary loss........................................................        2.3         --        3.8
                                                                            ---------  ---------  ---------
    Net income (loss).....................................................        0.6%       1.3%      (3.6)%
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

- ---------------

(a) Gross profit margin on net sales, excluding leased shoe departments, was 44.1% in 1992 and 47.8% in 1991. Gross profit margin on leased shoe department net sales was 14.4% in 1992 and 1991.

FISCAL 1993 COMPARED TO FISCAL 1992

     The Company's net sales increased to $501,649,000 in 1993 from $468,381,000 in 1992, an increase of $33,268,000, or 7.1%. The increase in net sales was attributable to the inclusion of a full year of operating results for the 20 stores opened during 1992, the opening of 13 new stores and expansion of 12 stores in 1993 and the increase in comparable store sales. The 2.3% increase in total comparable stores sales was due primarily to customer acceptance of the Company's merchandise offerings in 1993. The increase was partially offset by the closing of one store in 1993. Net sales included $29,922,000 and $25,638,000 from Ann Taylor brand shoes in 1993 and 1992, respectively.

     Gross profit as a percentage of net sales increased to 45.8% in 1993 from 43.6% in 1992. This increase was attributable to reduced cost of goods sold resulting from lower markdowns associated with reduced promotional activities, higher initial markups and the elimination of the leased shoe department which had a substantially lower gross margin.

     Selling, general and administrative expenses as a percentage of net sales increased to 33.8% in 1993 from 32.5% in 1992. The increase was primarily attributable to additional store tenancy and selling expenses, severance costs, agency fees and relocation expenses, and the Company's continuing investment in such areas as design and manufacturing, marketing and information systems.

     Operating income increased to $49,021,000, or 9.8% of net sales, in 1993, from $42,504,000, or 9.1% of net sales, in 1992. As described below, 1993 operating income was reduced by a $2,000,000, or 0.4% of net sales, charge to earnings relating to the Company's announced relocation of its distribution center facility from New Haven, Connecticut to Louisville, Kentucky. Amortization of goodwill from the Acquisition was $9,508,000 in 1993 and $9,504,000 in 1992. Operating income without giving effect to such amortization was $58,529,000, or 11.6% of net sales, in 1993, and $52,008,000, or 11.1% of net sales, in 1992.


     In early 1994, the Company announced that it will be relocating its distribution center from New Haven, Connecticut to Louisville, Kentucky in early 1995. The Company will construct a 250,000 square foot distribution center at a cost of approximately $14,000,000. The relocation of the distribution center will affect approximately 105 employees. The Company recorded a $2,000,000 pre-tax restructuring charge ($1,140,000 net of income tax benefit, or $.05 per share) representing approximately $1,100,000 principally for severance and job training benefits, and approximately $900,000 for the write-off of the net book value of certain assets that are not expected to be utilized in the new facility. The Company selected Louisville, Kentucky as the site for its new distribution center facility because of Louisville's central location relative to the Company's stores, which is expected to result in reduced merchandise delivery times, the lower cost of construction in Louisville as compared to the Northeast, and economic incentives offered by the state of Kentucky.


     Interest expense was $17,696,000, including $4,199,000 of non-cash interest expense in 1993 and $21,273,000, including $8,581,000 of non-cash interest expense in 1992. The decrease is mostly attributable to lower interest rates resulting principally from refinancing transactions entered into in 1993. As a result of these refinancing transactions, the weighted average interest rate on the Company's outstanding indebtedness at January 29, 1994 was 6.22% compared to 9.50% at January 30, 1993. After taking into account the Company's interest rate swap agreement, all of the Company's debt obligations bear interest at variable rates. Therefore, the Company's interest expense for fiscal 1993 is not necessarily indicative of interest expense for future periods. See "Liquidity and Capital Resources".

     The income tax provision was $17,189,000, or 54.5% of income before income taxes and extraordinary loss in the 1993 period compared to $11,150,000, or 65.3% of income before income taxes in 1992. The effective tax rates for both periods were higher than the statutory rates, primarily because of non-deductible goodwill. During fiscal 1993, the Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Adoption of SFAS 109 did not have a material effect on the results of operations.

     The refinancing transactions referred to above resulted in an extraordinary loss of $17,244,000 ($11,121,000 net of income tax benefit), attributable to premiums paid to purchase or discharge Ann Taylor's notes, and to the write-off of deferred financing costs associated with the early retirement of indebtedness. See "Liquidity and Capital Resources".

     As a result of the foregoing factors, the Company had net income of $3,209,000, or 0.6% of net sales, for 1993 compared to a net income of $5,917,000, or 1.3% of net sales for 1992.

FISCAL 1992 COMPARED TO FISCAL 1991

     The Company's net sales increased to $468,381,000 in 1992 from $437,711,000 in 1991, an increase of $30,670,000, or 7.0%. The increase in net sales was primarily attributable to the inclusion of a full year of operating results for stores opened during 1991 and the opening of 20 new stores in 1992. The Company operated 219 stores at the end of 1992 compared to 200 stores at the end of 1991. The increase was partially offset by the closing of one store in 1992. The decrease of 1.0% in comparable store sales was due to the phaseout of the leased shoe departments offset by the increase of 0.8% in owned comparable store sales (excluding leased shoe departments). The Company believes the increase in owned comparable store sales was primarily attributable to customer acceptance of the Company's fall 1992 merchandise offerings and promotional activities. As a result of the phaseout of the Joan & David leased shoe departments, aggregate net sales contributed by Joan & David declined to $8,207,000 in 1992 from $16,056,000 in 1991, a decrease of 48.9%. Net sales included $25,638,000 and
$21,527,000 in net sales from the Ann Taylor brand shoe line in 1992 and 1991, respectively.

     Gross profit as a percentage of net sales decreased to 43.6% in 1992 from 46.5% in 1991. This decrease was attributable primarily to increased cost of goods sold resulting from lower initial mark ups and higher markdowns on goods taken in response to the competitive retail environment and, in the first quarter of 1992, poor customer acceptance of the Company's merchandise offerings.

     Selling, general and administrative expenses as a percentage of net sales decreased to 32.5% in 1992 from 34.5% in 1991. The decrease was due to the leveraging of central overhead expenses over a larger sales base, lower severance payments and cost savings in other areas, offset in part by higher tenancy and selling costs in new stores.

     Operating income decreased to $42,504,000, or 9.1% of net sales, in 1992 from $43,227,000, or 9.8% of net sales, in 1991. Amortization of goodwill from the Acquisition was $9,504,000 in 1992 and $9,506,000 in 1991. Operating income without giving effect to such amortization was $52,008,000, or 11.1% of net sales, in 1992 and $52,733,000, or 12.0% of net sales, in 1991.

     Interest expense was $21,273,000, including $8,581,000 of non-cash interest expense in 1992 and $33,958,000, including $12,243,000 of non-cash interest expense in 1991. The decrease in interest expense in 1992 was attributable primarily to lower outstanding indebtedness as a result of the repurchase of the debt securities of Ann Taylor with the proceeds of the IPO in 1991, and was also attributable to lower interest rates in the 1992 period.

     During 1992, the Company recorded an expense of $3,905,000 to provide for the settlement of a class action lawsuit that was filed in October 1991.

     The income tax provision was $11,150,000, or 65.3% of income before income taxes in the 1992 period compared to $7,703,000, or 88.3% of income before income taxes and extraordinary loss in 1991. The effective rates for both periods were higher than the statutory rate, primarily because of non-deductible goodwill.

     As a result of the foregoing factors, the Company had net income of $5,917,000, or 1.3% of net sales, for 1992 compared to a net income before extraordinary loss of $1,024,000 or 0.2% of net sales for 1991.

CHANGES IN RECEIVABLES AND INVENTORIES

     Accounts receivable increased to $49,279,000 at the end of 1993 from $43,003,000 at the end of 1992, an increase of $6,276,000, or 14.6%. This increase was partially attributable to Ann Taylor credit card receivables, which increased $2,285,000 to $41,176,661 in 1993, to third-party credit card receivables (American Express, Mastercard and Visa), which increased $1,124,000 due to the timing of payments by the third-party credit card issuers and to construction allowance receivables, which increased $1,814,000 to $3,901,000 in 1993. Ann Taylor credit card sales were 5.4% higher in the last thirteen weeks of 1993 compared to the last thirteen weeks of 1992.

     Merchandise inventories increased to $60,890,000 at the end of 1993 from $50,307,000 at the end of 1992, an increase of $10,583,000, or 21.0%. The higher inventory level at the end of 1993 was attributable to the purchase of inventory for new stores that were opened in 1993, the planned square footage increases in spring 1994, planned comparable store sales growth and the earlier receipt of spring goods.

     Accounts payable increased to $37,564,000 at the end of 1993 from $23,779,000 at the end of 1992, an increase of $13,785,000, or 57.9%. The increase in accounts payable is primarily due to the increase in inventory at the end of fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are cash flow from operations and borrowings under a $55 million revolving credit facility (the "Revolving Credit Facility") under the Bank Credit Agreement. The following sets forth material measures of the Company's liquidity:


                                                                      FISCAL YEAR
                                                            -------------------------------
                                                              1993       1992       1991
                                                            ---------  ---------  ---------
                                                                (DOLLARS IN THOUSANDS)
Cash provided by operating activities.....................  $  47,322  $  23,579  $  40,142
Working capital...........................................  $  53,283  $  29,539  $  26,224
Current ratio.............................................     1.78:1     1.38:1     1.36:1
Debt to equity ratio......................................      .73:1      .80:1      .92:1

     Cash provided by operating activities increased in 1993 principally as a result of an increase in income before extraordinary loss and a decrease in refundable income taxes. The increase in working capital in 1993 results from the decrease in the current portion of long-term debt from $37,000,000 in 1992 to $8,757,000 in 1993, as a result of the refinancing transactions entered into in 1993.

     At January 29, 1994, the Company had $54,000,000 outstanding under the term loan facility under the Bank Credit Agreement (the "Term Loan"). The Bank Credit Agreement requires the Company to make scheduled semi-annual principal payments on the Term Loan, which commenced on January 15, 1994. The Company made the semi-annual payment of $6,000,000 in January, 1994 and an additional payment of $20,000,000 in January 1994. The remaining scheduled payments on the Term Loan are $8,757,000 in fiscal years 1994 and 1995, $11,676,000 in fiscal years 1996 and 1997, and $13,134,000 in fiscal year 1998. During 1992, the principal payments made under the Company's then existing bank credit agreement totaled $26,000,000. The Bank Credit Agreement also requires the Company to make prepayments on the Term Loan if the Company sells certain assets or issues debt or equity securities. Amounts borrowed under the Revolving Credit Facility mature on January 15, 1999; however, the Company is required to reduce the outstanding balance of the Revolving Credit Facility to $20,000,000 or less for a 30-day period in fiscal 1994 and to $15,000,000 or less for a 30-day period each year thereafter.

     During 1993, the Company and Ann Taylor entered into a series of refinancing transactions that lowered the Company's average cost of capital. The following table summarizes these transactions.


                                                             BALANCE AT                              BALANCE AT
                                                             JANUARY 30,                             JANUARY 29,
                                                                1993       ADDITIONS    REDUCTIONS      1994
                                                             -----------  -----------  ------------  -----------
                                                                               (IN THOUSANDS)
Previous term loan.........................................   $  96,969       --       $    (96,969)     --
14 3/8% discount notes.....................................      44,069       --            (44,069)     --
13 3/4% subordinated notes.................................      34,295       --            (34,295)     --
10% exchange notes.........................................      14,641       --            (14,641)     --
8 3/4% notes...............................................      --       $   110,000       (10,000)  $ 100,000
Term loan..................................................      --            80,000       (26,000)     54,000
Receivables facility.......................................      --            33,000       --           33,000
Revolving credit loan......................................       5,500       --             (3,500)      2,000
                                                             -----------  -----------  ------------  -----------
                                                              $ 195,474   $   223,000  $   (229,474)  $ 189,000
                                                             -----------  -----------  ------------  -----------
                                                             -----------  -----------  ------------  -----------

     In July 1993, Ann Taylor entered into a $110,000,000 (notional amount) interest rate swap agreement. Under the agreement the Company receives a fixed rate of 4.75% and pays a floating rate based on LIBOR, as determined in six month intervals. This agreement lowered the effective interest rate on the 8 3/4% Notes by 125 basis points for the first semi-annual period ended January 1994. The swap agreement matures in July 1996.

     During the fourth quarter of fiscal 1993, Ann Taylor entered into a receivables financing agreement secured by Ann Taylor credit card receivables. Initial borrowings under the receivables facility (the "Receivables Facility") were $33,000,000.


     The Company's capital expenditures totaled $25,062,000, $4,303,000, and $10,004,000 in 1993, 1992 and 1991, respectively. Capital expenditures in 1992 were lower than in 1991 and 1993, in part because the Company slowed its new store expansion program while it developed the new store prototypes. In addition, the average construction allowance per store received in 1992 was higher than amounts received in 1991 and 1993. Capital expenditures in 1993 reflect increased average net construction costs for the opening of new stores, costs associated with the expansion of a greater number of existing stores, lower average landlord construction allowances and costs associated with new management information systems. The Company expects its capital expenditure requirements to be approximately $31,000,000 in 1994, plus $14,000,000 for the new distribution center and material handling equipment.


     The Bank Credit Agreement imposes limits on the Company's ability to make capital expenditures and, for 1994, the limit is $31,000,000, exclusive of amounts spent for the distribution center. The actual amount of the Company's capital expenditures will depend in part on the number of stores opened, refurbished, and expanded and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores. See "Business--Expansion".

     Dividends and distributions from Ann Taylor to the Company are restricted by both the Bank Credit Agreement and the indenture for the 8 3/4% Notes. The payment by the Company of cash dividends on its Common Stock is also restricted by the Company's guarantee of obligations under the Bank Credit Agreement. See "Market for Registrant's Common Equity and Related Stockholder Matters".

     In order to finance its operations and capital requirements, including its debt service payments, the Company expects to use internally generated funds and funds available to it under the Revolving Credit Facility and may seek project financing for the distribution center construction and material handling equipment costs. The Company believes that cash flow from operations and funds available under the

Revolving Credit Facility will be sufficient to enable it to meet its ongoing cash needs for the foreseeable future.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company for the years ended January 29, 1994, January 30, 1993 and February 1, 1992 are included as a part of this Report (See Item 14):

     Consolidated Statements of Operations for the fiscal years ended January
      29, 1994, January 30, 1993 and February 1, 1992.

     Consolidated Balance Sheets as of January 29, 1994 and January 30, 1993.

     Consolidated Statements of Stockholders' Equity for the fiscal years ended
      January 29, 1994, January 30, 1993 and February 1, 1992.

     Consolidated Statements of Cash Flows for the fiscal years ended January
      29, 1994, January 30,        1993 and February 1, 1992.

     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company as of January 29, 1994:


     NAME                                AGE                               POSITION AND OFFICES
- -----------------------------------  -----------  ----------------------------------------------------------------------
Sally Frame Kasaks.................          49   Chairman, Chief Executive Officer and Director of the Company and Ann
                                                  Taylor
Paul E. Francis....................          39   Executive Vice President--Finance and Administration and Director of
                                                  the Company and Ann Taylor
Bert A. Tieben (1).................          42   Senior Vice President--Finance and Treasurer of the Company and Ann
                                                  Taylor
Joseph R. Gromek...................          47   Senior Vice President--General Merchandise Manager of the Company and
                                                  Ann Taylor
Andrea M. Weiss....................          38   Senior Vice President, Director of Stores of the Company and Ann
                                                  Taylor
Jocelyn F.L. Barandiaran...........          33   Vice President, General Counsel and Corporate Secretary of the Company
                                                  and Ann Taylor
Gerald S. Armstrong................          50   Director of the Company and Ann Taylor
James J. Burke, Jr.................          42   Director of the Company and Ann Taylor
Robert C. Grayson..................          49   Director of the Company and Ann Taylor
Rochelle B. Lazarus................          46   Director of the Company and Ann Taylor
Hanne M. Merriman..................          52   Director of the Company and Ann Taylor

- ---------------

(1) Mr. Tieben resigned from this position effective February 4, 1994.

     Each member of the Board of Directors of the Company and Ann Taylor holds office for a three-year term and until his or her successor is elected and qualified. Mr. Grayson and Ms. Lazarus serve as members of the audit committee and Mr. Burke, Mr. Armstrong, Ms. Lazarus and Ms. Merriman serve as members of the compensation committee. Directors who are employees of the Company or Merrill Lynch Capital Partners, Inc. (the "ML Capital Partners") do not receive any compensation for serving on either Board of Directors. Directors who are not affiliates of ML Capital Partners or employees of the Company receive $20,000 in compensation plus $750 for each meeting attended. Messrs. Burke and Armstrong are employees of ML Capital Partners, a wholly owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."), and serve on the Board of Directors of the Company and Ann Taylor as representatives of two indirect wholly owned subsidiaries of ML&Co. and certain limited partnerships controlled directly or indirectly by ML Capital Partners or ML&Co. and certain affiliates of ML&Co. (the "ML Entities").

     SALLY FRAME KASAKS. Ms. Kasaks has been Chairman, Chief Executive Officer and a Director of the Company and Ann Taylor since February 1992. From February 1989 to January 1992, she was president and chief executive officer of Abercrombie & Fitch, a specialty retailer and a division of The Limited, Inc., a specialty retailer. From 1985 to 1988, she was president of Talbots, a specialty women's apparel retailer. For the six years prior to 1985, Ms. Kasaks served in various capacities at Ann Taylor, the last two of those years as president.

     PAUL E. FRANCIS. Mr. Francis has been Executive Vice President--Finance and Administration of the Company and Ann Taylor since April 1993, and has been a Director of the Company and Ann Taylor since consummation of the Acquisition in February 1989. He was a vice president of ML Capital Partners from July 1987 to April 1993 and a managing director of the Investment Banking Division of ML&Co. from January 1993 to April 1993. From January 1990 to January 1993, he was a director of the Investment Banking Division of ML&Co.

     BERT A. TIEBEN. Mr. Tieben was Senior Vice President--Finance of the Company and Ann Taylor from April 1993 through February 4, 1994 and had been Treasurer of the Company and Ann Taylor since February 1989. Mr. Tieben was Executive Vice President and Chief Financial Officer of Ann Taylor from April 1988 to April 1993, and of the Company from February 1989 to April 1993.

     JOSEPH R. GROMEK. Mr. Gromek has been Senior Vice President--General Merchandise Manager of the Company and Ann Taylor since April 1993. From January 1991 to April 1993, Mr. Gromek was vice president--ready to wear at The Limited stores, a specialty women's apparel retailer and a division of The Limited, Inc., a specialty retailer. From September 1987 to December 1990, he was senior vice president/general merchandise manager--men's and shoes for Saks Fifth Avenue, a department store.

     ANDREA M. WEISS. Ms. Weiss has been Senior Vice President, Director of Stores of the Company and Ann Taylor since July 1992. From April 1990 to July 1992, she was director of retail operations for the Walt Disney World Resort, a division of the Walt Disney Company. From November 1987 to April 1990, she was senior vice president--operations for the Naragansett Clothing Company, a specialty women's apparel retailer.

     JOCELYN F.L. BARANDIARAN. Ms. Barandiaran has been Vice President, General Counsel and Corporate Secretary of the Company and Ann Taylor since May 1992. From June 1985 to April 1992, she was a corporate mergers and acquisitions associate with the law firm of Skadden, Arps, Slate, Meagher & Flom.


     GERALD S. ARMSTRONG. Mr. Armstrong has been a Director of the Company and Ann Taylor since consummation of the Acquisition in February 1989. He joined ML Capital Partners as an executive vice president in November 1988. He has been a partner in ML Capital Partners since May 1993 and a managing director of the Investment Banking Division of ML&Co. since November 1988. Mr. Armstrong is also a director of First USA, Inc., London Fog Corporation, Simmons Company, Beatrice Foods Inc., Blue Bird Corporation, World Color Press, Inc. and Wherehouse Entertainment, Inc.



     JAMES J. BURKE, JR. Mr. Burke has been a Director of the Company and Ann Taylor since the Acquisition. He joined ML Capital Partners as president and chief executive officer in January 1987. He has been managing partner of ML Capital Partners since May 1993, a first vice president of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") since July 1988, and a managing director of the Investment Banking Division of ML&Co. since April 1985. Mr. Burke is also a director of Amstar Corporation, Borg-Warner Security Corporation, London Fog Corporation, Supermarkets General Holdings Corporation, Pathmark Stores, Inc., United Artists Theater Circuit, Inc., Wherehouse Entertainment, Inc. and World Color Press, Inc.


     ROBERT C. GRAYSON. Mr. Grayson has been a Director of the Company and Ann Taylor since April 1992. Mr. Grayson has been president of Robert C. Grayson & Associates, Inc., a retail marketing consulting firm, since February 1992. From June 1985 to February 1992, Mr. Grayson was the president and chief executive officer of Lerner New York, a specialty women's apparel retailer and a division of The Limited, Inc., a specialty retailer.

     ROCHELLE B. LAZARUS. Ms. Lazarus has been a Director of the Company and Ann Taylor since April 1992. She has been President of Ogilvy & Mather New York since June 1991. She was employed by Ogilvy & Mather Direct from 1987 to 1991, serving as President for the last two of those years.

     HANNE M. MERRIMAN. Ms. Merriman has been a Director of the Company and Ann Taylor since December 1993. She has been the Principal in Hanne Merriman Associates, retail business consultants, since January 1992, and from February 1990 to December 1990. From January 1991 to June 1992, Ms. Merriman was president and chief operating officer of Nan Duskin, Inc., a specialty women's apparel retailer, and from December 1988 to January 1990 was president and chief executive officer of Honeybee, Inc. a women's apparel retail catalog business and a division of Spiegel, Inc. Previously, Ms. Merriman served in various capacities at Garfinckel's, a department store chain and a division of Allied Stores Corporation, including as president of Garfinckel's from June 1981 to August 1987. Ms. Merriman was a member of the board of directors of the Federal Reserve Bank of Richmond, Virginia from 1984 to 1990, and served as its chairman from December 1989 to December 1990. Ms. Merriman is also a director of USAir Group, Inc., CIPSCO, Inc., Central Illinois Public Service Company, State Farm Mutual Automobile Insurance Company and The Rouse Company. She is a member of the National Women's Forum and a trustee of the American-Scandinavian Foundation.

ITEM 11. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth information regarding the annual and long-term compensation awarded or paid for each of the last three fiscal years to these persons who were, at January 29, 1994, the Chief Executive Officer and the four other most highly compensated executive officers of the Company and Ann Taylor and to one former executive officer who separated from the Company during fiscal year 1993 (collectively, the "named executives"). Neither Ms. Kasaks nor Ms. Weiss was employed by the Company in fiscal year 1991, and neither Mr. Francis nor Mr. Gromek was employed by the Company in fiscal years 1991 or 1992; accordingly, no information is set forth in the table with respect to these officers for those years.

                                    TABLE I
             SUMMARY OF COMPENSATION TO CERTAIN EXECUTIVE OFFICERS


                                                                                            LONG TERM COMPENSATION
                                                  ANNUAL COMPENSATION            ---------------------------------------------
                                         --------------------------------------   AWARDS OF    AWARDS OF
         NAME AND                                    BONUS($)     OTHER ANNUAL   RESTRICTED      STOCK          ALL OTHER
    PRINCIPAL POSITION      FISCAL YEAR  SALARY($)      (A)      COMPENSATION($)  STOCK($)      OPTIONS    COMPENSATION($) (B)
- --------------------------  -----------  ---------  -----------  --------------  -----------  -----------  -------------------
Sally Frame Kasaks,.......        1993   $ 650,000   $ 243,750             --             --      30,000        $   7,755
Chairman & Chief Executive        1992   $ 600,000   $ 150,000             --    $ 1,327,500(c)  200,000        $   3,077
  Officer                         1991          --          --             --             --          --               --
Paul E. Francis,..........        1993   $ 262,292   $  80,167             --             --      70,000               --
Executive Vice                    1992          --          --             --             --          --               --
  President--Finance &            1991          --          --             --             --          --               --
  Administration
Joseph J. Gromek,.........        1993   $ 282,468   $  64,750     $    1,826(d)          --      30,000        $   1,188
Senior Vice President,            1992          --          --             --             --          --               --
  General Merchandise             1991          --          --             --             --          --               --
  Manager
Andrea M. Weiss,..........        1993   $ 234,600   $  50,625             --             --      15,000        $   1,318
Senior Vice President,            1992   $ 120,569   $  35,000     $   15,576(e)          --      25,000        $     180
  Director of Stores              1991          --          --             --             --          --               --
Bert A. Tieben,...........        1993   $ 279,000   $  52,313     $  873,000(g)          --      10,000        $   4,293
Senior Vice                       1992   $ 279,000          --             --             --      15,000        $   2,486
  President--Finance (f)          1991   $ 274,000          --             --             --          --        $   2,408
Joseph J. Schumm,.........        1993   $ 309,000   $  61,800     $   39,375(g)          --      15,000        $     966
President (h)                     1992   $ 309,000   $  75,000             --             --      25,000        $   3,499
                                  1991   $ 209,000          --             --             --       1,470        $   2,599

- ---------------
(a) Bonus awards indicated for 1993 were paid pursuant to the Company's Management Performance Compensation Plan. Bonus amounts indicated for 1992 were guaranteed bonus amounts paid to Ms. Kasaks pursuant to her Employment Agreement (see "Employment Agreements" below); to Ms. Weiss in accordance with the terms of her compensation arrangement upon hire by the Company, and to Mr. Schumm at the discretion of the Board of Directors.

(b) Represents the amount of contributions made by the Company to its 401(k) Savings Plan (for Ms. Kasaks, $4,350 in 1993; for Ms. Weiss, $875 in 1993; for Mr. Schumm, $966 in 1993, $1,817 in 1992 and $1,490 in 1991; and for Mr.
    Tieben, $3,538 in 1993, $1,732 in 1992 and $1,667 in 1991) and the cost of group term life insurance paid by the Company on behalf of qualifying executive officers during the years shown.

(c) Pursuant to the terms of her Employment Agreement, Ms. Kasaks was awarded 60,000 shares of restricted stock, of which 15,000 vested upon hiring, 15,000 shares vested at the end of each of fiscal years 1992 and 1993, and 15,000 shares vest at the end of fiscal year 1994, provided that Ms. Kasaks continues in the employ of the Company, and provided further that if the Company is sold, all restricted shares will become vested. For purposes of the above table, the 60,000 restricted shares have been valued at $22.125 per share, which was the closing market price of the Company's Common Stock on the New York Stock Exchange on the effective date of the grant. Ms. Kasaks would be entitled to receive dividends on these shares proportionately with the other holders of the Company's Common Stock, if dividends are paid. Ms. Kasaks has received no other awards of restricted stock from the Company.

(d) Represents reimbursement of moving expenses.

(e) Represents $11,627 for living expenses and $3,949 reimbursement for the payment of taxes.

(f) Mr. Tieben resigned from this position effective February 4, 1994 and is presently serving as a consultant to the Company (see "Employment Agreements" below).

(g) Represents compensation deemed to have been received upon the exercise of in-the-money stock options in 1993.

(h) Mr. Schumm resigned from this position effective April 6, 1993 and is presently serving as a consultant to the Company (see "Employment Agreements" below). Mr. Schumm served as President and Chief Operating Officer of the Company and Ann Taylor from February 1992 to April 1993. During fiscal year 1991, Mr. Schumm served as Executive Vice President-Administration, General Counsel and Secretary of the Company and Ann Taylor.

     The following table sets forth certain information with respect to stock options awarded during fiscal year 1993 to the executive officers named in Table I above. These grants are also reflected in Table I. In accordance with Securities and Exchange Commission (the "Commission") rules, the hypothetical realizable values for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of appreciation are prescribed by the Commission and are for illustration purposes only; they are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance and prospects.

                                    TABLE II
                   STOCK OPTIONS GRANTED IN FISCAL YEAR 1993


                                                                                            POTENTIAL REALIZABLE
                                                                                                   VALUE
                                                                                          AT ASSUMED ANNUAL RATES
                                              % OF TOTAL #                                     OF STOCK PRICE
                                               OF OPTIONS                                       APPRECIATION
                                               GRANTED TO    EXERCISE                       FOR OPTION TERM (B)
                                 OPTIONS (A)  EMPLOYEES IN     PRICE    EXPIRATION        ------------------------
                                   GRANTED     FISCAL 1993   ($/SHARE)     DATE             5% ($)       10% ($)
                                 -----------  -------------  ---------  ----------        -----------  -----------
Sally Frame Kasaks.............      30,000         10.75%   $  20.00      2/26/03        $   377,400  $   956,100
Paul E. Francis................      30,000         10.75%   $  18.125     4/06/03        $   341,850  $   866,550
                                     40,000         14.34%   $  26.00      4/06/03        $   140,800  $   840,400
Joseph R. Gromek...............      30,000         10.75%   $  18.125     4/06/03        $   341,850  $   866,550
Andrea M. Weiss................      15,000          5.38%   $  20.00      2/26/03        $   188,700  $   478,050
Bert A. Tieben.................      10,000          3.58%   $  20.00      2/26/03(c)     $   125,800  $   318,700
Joseph J. Schumm...............      15,000          5.38%   $  20.00      2/26/03(c)     $   188,700  $   478,050

- ---------------
(a) Options vest and are exercisable 20% upon grant and 20% on each anniversary of the grant, provided that the executive continues in the employ of the Company, and provided further that in the event of the occurrence of certain change in control "Acceleration Events" (as defined under the Company's 1992 Stock Option Plan), all such options will become vested. Pursuant to the respective agreement entered into in connection with the resignation of each of Mr. Tieben and Mr. Schumm from the Company, Mr. Tieben's options became 100% vested on February 4, 1994 and Mr. Schumm's options became 100% vested on April 6, 1993. See "Employment Agreements" below.

(b) These columns show the hypothetical realizable value of the options granted for the ten-year term of the options, assuming that the market price of the Common Stock subject to the options appreciates in value at the annual rate indicated in the table, from the date of grant to the end of the option term.

(c) Expiration date shown is the original expiration date of these options. As a result of Mr. Tieben's and Mr. Schumm's resignations from the Company on February 4, 1994 and April 6, 1993, respectively, the options shown for Mr. Tieben will expire on May 4, 1994 and the options shown for Mr. Schumm expired on July 6, 1993.


     In February 1994, the Compensation Committee of the Board of Directors made additional stock option grants to certain executives of the Company, including certain executive officers named in Table I. The total number of options granted to executives on such date was 677,500. These option grants were made subject to stockholder approval of an increase in the maximum number of shares available for grant under the Company's 1992 Stock Option Plan.



     Two-thirds of the options granted to each executive are "performance-vesting" options, and one-third of the options granted to each executive are "time-vesting" options. The performance-vesting options become fully exercisable upon the earliest to occur of: (i) the ninth anniversary of the date of grant, (ii) the date on which the trading price of the Common Stock is at least $50.75 (representing a doubling of the stock price on the date of the grant) for the immediately preceding ten consecutive trading days, provided that this occurs before the fifth anniversary of the grant, and (iii) the date on which the Company's aggregate consolidated net income before extraordinary items for four consecutive quarters after fiscal 1993 equals at least $2.13 per share (representing a tripling of fiscal year 1993
                                       22
net income before extraordinary items), provided that this occurs before the fifth anniversary of the grant. If the Company achieves 80% of either of the performance measures described in (ii) or (iii) above by the fifth anniversary of the grant, then a portion of the options becomes exercisable, equal to 25% of the grant plus 3 3/4% for every percentage point by which performance exceeds 80% of the measure. The time-vesting options become exercisable 25% per year on each of the first through fourth anniversaries of the date of grant.


     The following table shows the number and value of stock options exercised by each of the executive officers named in Table I during fiscal year 1993, the number of all vested (exercisable) and unvested (not yet exercisable) stock options held by each such officer at the end of fiscal year 1993, and the value of all such options that were "in the money" (i.e., the market price of the Common Stock was greater than the exercise price of the options) at the end of fiscal year 1993.


                                   TABLE III
AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1993 AND FISCAL YEAR END OPTION VALUES



                                                                                          VALUE OF
                                                                   NUMBER OF             UNEXERCISED
                                                                  UNEXERCISED           IN-THE-MONEY
                                        # OF                        OPTIONS                OPTIONS
                                       SHARES          $        AT END OF FISCAL      AT END OF FISCAL
                                      ACQUIRED       VALUE     1993 EXERCISABLE/      1993 EXERCISABLE/
                                     ON EXERCISE   REALIZED      UNEXERCISABLE        UNEXERCISABLE(A)
                                     -----------  -----------  ------------------  -----------------------
Sally Frame Kasaks.................      --           --           156,000/74,000       $   11,250/$45,000
Paul E. Francis....................      --           --            14,000/56,000       $   22,500/$90,000
Joseph R. Gromek...................      --           --             6,000/24,000       $   22,500/$90,000
Andrea M. Weiss....................      --           --            13,000/27,000       $    5,625/$22,500
Bert A. Tieben.....................      40,000   $   873,000       19,469/17,000       $  176,645/$15,000
Joseph J. Schumm...................      15,000   $    39,375         70,586/  --       $1,041,939/   --

- ---------------
(a) Calculated based on the closing market price of the Common Stock of $21.875 on January 28, 1994, the last trading day in fiscal year 1993, less the amount required to be paid upon exercise of the option.

     1989 PENSION PLAN. Ann Taylor adopted, as of July 1, 1989, a defined benefit retirement plan for the benefit of the employees of Ann Taylor (the "Pension Plan"). The Pension Plan is a "cash balance pension plan" intended to qualify under Section 401(a) of the Code. An account balance is established for each participant which is credited with a benefit equal to 3% of compensation during each of the participant's first ten years of service, 4% of compensation during each of the participant's next five years of service and 5% of compensation during each of the participant's years of service in excess of fifteen. The Code limits the compensation that may be taken into account under the Pension Plan for any participant. Participants' accounts are credited with interest quarterly at a rate equal to the average one-year Treasury bill rate. Retirement benefits are determined by dividing the amount of a participant's account by a specified actuarial factor, subject, however, to the limitation imposed by the Code. Participants are fully vested in their accounts after completion of five years of service. Participants receive credit for service with Ann Taylor prior to July 11, 1989 (including service with Allied Stores Corporation prior to the closing date of the Acquisition of Ann Taylor by the Company) for purposes of vesting and determining the percentage of compensation that will be credited to their accounts.

     As of January 29, 1994, the credited years of service under the Pension Plan for Ms. Kasaks was .75 years, Ms. Weiss was .25 years, Mr. Tieben was 4.5 years and Mr. Schumm (as of the date of his resignation) was 3.0 years. Neither Mr. Francis nor Mr. Gromek were plan participants during fiscal year 1993. The estimated monthly retirement benefit, payable as a single life annuity, that would be payable to each of the executives named in Table I above who were participants in the plan during fiscal year 1993, assuming retirement as of December 31, 1993, the commencement of payments at age 65 and annual interest at the rate of 7.0%, is as follows: Ms. Kasaks, $70; Ms. Weiss, $52; and Mr. Tieben,

$1,565. These benefits would not be subject to any deduction for social security benefits or other offset amounts. As Mr. Schumm was not vested as of his separation date, he is not entitled to retirement benefits under the Pension Plan.

     EMPLOYMENT AGREEMENTS. Effective February 3, 1992, the Company and Ms. Sally Frame Kasaks entered into an employment agreement (the "Employment Agreement"), providing for Ms. Kasaks' employment as the Chairman of the Board and Chief Executive Officer of the Company for a term of three years. Under the terms of the Employment Agreement, Ms. Kasaks receives an annual base salary of $600,000 as well as certain other benefits. The Employment Agreement provides for an annual bonus of up to 50% of her annual salary based upon performance awards to be established annually, with a minimum bonus of $150,000 in 1992 and $75,000 in 1993. Pursuant to the Employment Agreement, on February 3, 1992, the Company issued to Ms. Kasaks 60,000 shares of restricted common stock, of which 15,000 shares vested upon grant, 15,000 shares vested at the end of each of fiscal 1992 and 1993, and 15,000 shares vest at the end of fiscal 1994. The Employment Agreement also provides for the issuance to Ms. Kasaks of options to purchase 100,000 shares of Common Stock at an exercise price per share of $22.125 (the fair market value as of the effective date of the Employment Agreement) and options to purchase 100,000 shares of Common Stock at an exercise price per share of $26. One-quarter of each set of options vested at issuance, an additional 25% vested at the end of each of fiscal 1992 and 1993, and an additional 25% vest at the end of fiscal 1994.

     The Employment Agreement provides that if the Company is sold, Ms. Kasaks will be entitled to severance benefits of a lump sum payment equal to 24 months salary. In addition, if the Company is sold, all of the shares of restricted Common Stock and options to purchase Common Stock granted under the Employment Agreement will become vested. If Ms. Kasaks is terminated without cause, she will be entitled to severance benefits of a lump sum payment equal to the lesser of 24 months salary or the salary payable for the remaining term of the Employment Agreement.

     In connection with Mr. Joseph J. Schumm's resignation on April 6, 1993, the Company, Ann Taylor and Mr. Schumm entered into a Consulting and Severance Agreement, pursuant to which Mr. Schumm is serving as a consultant to the Company and Ann Taylor for one year. Pursuant to the agreement, Mr. Schumm received one year of severance compensation, at his base salary in effect at the time of resignation, plus the amount he would have been entitled to under the Company's Management Performance Compensation Plan for the spring 1993 season as if he had continued as an executive officer of the Company. In addition, all stock options held by Mr. Schumm under the Company's 1989 and 1992 Stock Option Plans became fully vested, and the expiration of all options held by him under the Company's 1989 Stock Option Plan was extended to the tenth anniversary of the respective date of grant of those options, in accordance with the original term of those options.

     In connection with Mr. Bert A. Tieben's resignation on February 4, 1994, the Company and Mr. Tieben entered into a Consulting and Severance Agreement, pursuant to which Mr. Tieben is serving as a consultant to the Company and Ann Taylor for up to one year. Pursuant to the agreement, Mr. Tieben will receive up to one year of severance compensation, at his base salary in effect at the time of resignation, plus the amount he would have been entitled to under the Company's Management Performance Compensation Plan for the fall 1993 season as if he had continued as an executive officer of the Company. In addition, all stock options held by Mr. Tieben under the Company's 1989 and 1992 Stock Option Plans became fully vested on February 4, 1994.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


     As of March 15, 1994, the ML Entities and certain affiliates held approximately 52.3% of the outstanding Common Stock and as a result, have the voting power to determine the composition of the Boards of Directors of Ann Taylor and the Company and otherwise control the business and affairs of the Company. Messrs. Armstrong and Burke, who are members of the Board of Directors of the Company and Ann Taylor, are employees of ML Capital Partners and serve as representatives of the ML Entities and such affiliates. Mr. Francis, who became an executive officer of the Company and Ann
                                       24

Taylor in April 1993 and who is a Director of the Company and Ann Taylor, was an employee of ML Capital Partners and served as a representative of the ML Entities and affiliates until April 1993. Messrs. Armstrong and Burke are also members of the Compensation Committee of the Board of Directors of the Company and Ann Taylor. The Company intends to file a registration statement on or about March 31, 1994 relating to the proposed sale in a public offering, by the Company of 1,000,000 shares Common Stock, and by certain ML Entities and their affiliates of up to 4,000,000 shares of Common Stock. If the proposed public offering is consummated, the ML Entities and their affiliates would continue to control approximately 32.6% of the Common Stock (approximately 29.3% of the over-allotment option granted to the underwriters of such offering is exercised in full) and will continue to be in a position to influence the management of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     As of March 15, 1994, the Common Stock was held of record by 440 stockholders. The following table sets forth certain information concerning the beneficial ownership of Common Stock by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, by each director, by the executive officers named in Table I above, and by all executive officers and directors as a group, as of March 15, 1994. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock (including shares issuable upon the exercise of Warrants), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.


                                                                               NUMBER OF     PERCENT OF
                                                                               SHARES OF       COMMON
     NAME OF BENEFICIAL OWNER                                                 COMMON STOCK      STOCK
- ---------------------------------------------------------------------------  --------------  -----------
Merrill Lynch Capital Partners (a)(b)......................................      8,933,013        40.7%
ML IBK Positions, Inc. (a)(c)..............................................      1,583,867         7.2%
Merchant Banking L.P. No. III (a)(c).......................................        631,480         2.9%
KECALP Inc. (a)(d).........................................................        324,941         1.5%
Neuberger & Berman (e).....................................................      1,287,352         5.9%
James J. Burke, Jr. (f)....................................................         35,000          *
Gerald S. Armstrong (f)(g).................................................          3,000          *
Rochelle B. Lazarus (h)....................................................            300          *
Robert C. Grayson..........................................................         15,000          *
Hanne M. Merriman..........................................................            200          *
Sally Frame Kasaks (i).....................................................        222,000         1.0%
Paul E. Francis (f)(i).....................................................         36,405          *
Joseph R. Gromek...........................................................         12,000          *
Andrea M. Weiss (i)........................................................         16,129          *
Joseph J. Schumm (i)(j)....................................................         73,644          *
Bert A. Tieben (i)(j)......................................................        --               *
All executive officers and directors as a group (12 persons) (h)...........        425,678         1.9%

- ---------------

* Less than 1%

      (a)  Each of the ML Entities is an affiliate of Merrill Lynch. The ML Entities beneficially own an aggregate of
           11,473,301 shares of Common Stock or approximately 52.3% of the outstanding Common Stock. The ML Entities shown are deemed to have shared voting and investment power with other ML&Co. affiliates with respect to the shares of Common Stock shown to be beneficially owned by them.

                                         (Footnotes continued on following page)

(Footnotes continued from preceding page)

      (b)  Shares of Common Stock beneficially owned by ML Capital Partners are owned of record as follows: 5,598,309 by
           Merrill Lynch Capital Appreciation Partnership No. B-II, L.P., 3,279,220 by ML Offshore LBO Partnership No.
           B-II, and 55,484 by MLCP Associates L.P. No. I. ML Capital Partners is the indirect managing general partner of Merrill Lynch Capital Appreciation Partnership No. B-II, L.P., is the indirect investment general partner of ML Offshore LBO Partnership No. B-II, and is the general partner of MLCP Associates L.P. No. I. The address for ML Capital Partners and each of the aforementioned recordholders is 767 Fifth Avenue, New York,
           New York 10153.
      (c)  The address for each of ML IBK Positions, Inc., and Merchant Banking L.P. No. III is 250 Vesey Street,World
           Financial Center, North Tower, New York, New York 10281.
      (d)  Shares of Common Stock beneficially owned by KECALP Inc. are owned of record as follows: 310,235 by Merrill
           Lynch KECALP L.P. 1989, and 14,706 by Merrill Lynch KECALP L.P. 1987. KECALP Inc. is the general partner of each of these two entities. The address for KECALP Inc. and each of the aforementioned recordholders is 250
           Vesey Street, World Financial Center, North Tower, New York, New York 10281.
      (e)  Pursuant to a Schedule 13-G dated January 31, 1994 and filed with the Commission by Neuberger & Berman,
           Neuberger & Berman has sole voting power with respect to 601,880 shares, shared voting power with respect to
           525,000 shares, and shared dispositive power with respect to 1,287,352 shares. Partners of Neuberger & Berman own 1,500 shares in their personal accounts and Neuberger & Berman disclaims beneficial ownership of those shares. The address for Neuberger & Berman is 605 Third Avenue, New York, New York 10158.
      (f)  James J. Burke, Jr., Gerald S. Armstrong and Paul E. Francis are directors of the Company and Ann Taylor.
           Messrs. Burke and Armstrong are officers, and until April 1993 Mr. Francis was an officer, of ML Capital
           Partners and ML&Co. Messrs. Burke, Armstrong and Francis each disclaims beneficial ownership of shares beneficially owned by the ML Entities.
      (g)  Shares are held by Mr. Armstrong's wife, as custodian for their children. Mr. Armstrong disclaims beneficial ownership of these shares.
      (h)  Shares are held in a pension fund of which Ms. Lazarus' husband is the sole beneficiary. Ms. Lazarus has no voting or investment power with respect to these shares.
      (i)  The shares listed include shares subject to options exercisable within 60 days as follows: Ms. Kasaks,
           162,000 shares; Mr. Francis, 28,000 shares; Mr. Gromek, 12,000 shares; Ms. Weiss, 16,000 shares; and Mr.
           Schumm, 70,586 shares; and all executive officers and directors as a group (12 persons), 303,644 shares.
      (j)  Mr. Schumm and Mr. Tieben resigned from their positions with the Company effective April 6, 1993 and February
           4, 1994, respectively.


ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

TRANSACTIONS WITH ML ENTITIES

     The Company paid an underwriting commission to Merrill Lynch in connection with the IPO in fiscal 1991 and in connection with the Company's issuance and sale of the 8 3/4% Notes in 1993. The Company also paid commissions to Merrill Lynch in 1991 and 1993 in connection with the repurchase of indebtedness of Ann Taylor. The Company agreed to indemnify Merrill Lynch, as underwriter, against certain liabilities, including certain liabilities under the federal securities laws, in connection with the IPO and the note issuance.

     In January 1993, in connection with the settlement, for $4.8 million, of the class action lawsuit known as In Re AnnTaylor Stores Securities Litigation (No. 91 Civ. 7145 (CBM)), and consistent with the Company's indemnification obligations referred to above, the Company, Merrill Lynch and ML&Co., among others, entered into an agreement pursuant to which, after contribution to the settlement by ML&Co. and the application of insurance proceeds, the Company paid to or for the benefit of the plaintiffs $2.8 million of the above referenced settlement amount on behalf of itself and certain other defendants, including Merrill Lynch. The settlement was approved by the Court on May

25, 1993. The Company also reimbursed Merrill Lynch $128,281 for certain costs incurred by it in connection with the class action in fiscal 1992, pursuant to the Company's indemnification obligations.

TRANSACTION WITH DIRECTOR

     Robert C. Grayson & Associates, Inc. ("RCG Associates"), a company wholly-owned by Mr. Grayson, has been engaged as a consultant to Ann Taylor with respect to certain real estate and other matters since August 1992. The term of the engagement runs through July 1994 and requires payment by Ann Taylor to RCG Associates of $8,000 per month through January 1994, and $4,000 per month for the period February 1994 to July 1994. For fiscal 1993, RCG Associates received aggregate fees of $96,000 pursuant to this engagement.

TAX SHARING AGREEMENT

     Pursuant to a tax sharing agreement, the Company and Ann Taylor have agreed to elect to file consolidated income tax returns for federal income tax purposes and may elect to file such returns in states and other relevant jurisdictions that permit such an election for income tax purposes. With respect to such consolidated income tax returns, the tax sharing agreement generally requires Ann Taylor to pay to the Company the entire tax shown to be due on such consolidated returns, provided that the amount paid by Ann Taylor may not exceed the amount of taxes that would have been owed by Ann Taylor on a stand-alone basis.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this Annual Report:

        The following consolidated financial statements of the Company and the independent auditors' report are included on pages 33 through 49 and are filed as part of this Annual Report:

        Consolidated Statements of Operations for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992; Consolidated Balance Sheets as of January 29, 1994 and January 30, 1993; Consolidated Statements of Stockholders' Equity for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992; Consolidated Statements of Cash Flows for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992; Notes to Consolidated Financial Statements; Independent Auditors' Report.

     (b) Reports on Form 8-K
        None.

     (c)
Exhibits
       The exhibits listed in the following exhibit index are filed as a part of this Annual Report.


EXHIBIT NUMBER
- ---------------
      3.1        Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit No.
                   3.1 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 of AnnTaylor,
                   Inc. filed on May 29, 1991 (Registration No. 33-28522).
      3.1.1      Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit No.
                   4.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange
                   Commission (the "Commission") on August 10, 1992 (Registration No. 33-50688).
      3.2        By-Laws of the Company. Incorporated by reference to Exhibit No. 3.2 to the Quarterly Report on
                   Form 10-Q of the Company filed on December 17, 1991 (Registration No. 33-28522).
      4.1        Indenture, dated as of June 15, 1993, between Ann Taylor and Fleet Bank, N.A., as Trustee, including the form of Subordinated Note due 2000. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ann Taylor filed on July 7, 1993.
      4.2        Irrevocable Trust Agreement dated as of July 29, 1993, between Ann Taylor and State Street Bank and Trust Company, as trustee under Indenture dated as of July 15, 1989, with respect to the
                   Discount Notes. Incorporated by reference to Exhibit 4.2 to the Quarterly Report of Ann Taylor
                   on Form 10-Q for the Quarter Ended July 31, 1993 filed on September 2, 1993.
      4.3        Irrevocable Trust Agreement dated as of July 29, 1993 between Ann Taylor and United States Trust
                   Company of New York, as trustee under Indenture dated as of July 15, 1989 with respect to the
                   Notes. Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Ann
                   Taylor for the Quarter Ended July 31, 1993 filed on September 2, 1993.
     10.1        Form of U.S. Purchase Agreement among Merrill Lynch, Robertson, Stephens & Company, the other
                   U.S. Underwriters, the Selling Warrantholders and the Company, including the form of Price
                   Determination Agreement. Incorporated by reference to Exhibit No. 1.1 to the Registration
                   Statement of the Company filed on April 11, 1991 (Registration No. 33-39905).


EXHIBIT NUMBER
- ---------------
     10.2        Form of International Purchase Agreement among Merrill Lynch International Limited, Robertson,
                   Stephens & Company, the other International Underwriters and the Company, including the form of
                   Price Determination Agreement. Incorporated by reference to Exhibit No. 1.2 to the Registration
                   Statement of the Company filed on April 11, 1991 (Registration No. 33-39905).
     10.3        Form of Indenture entered into between Ann Taylor and United States Trust Company of New York, as
                   Trustee, including the form of Subordinated Note due 1999. Incorporated by reference to Exhibit
                   No. 4.1 to Amendment No. 1 to the Registration Statement of the Company and AnnTaylor filed on
                   June 21, 1989 (Registration No. 33-28522).
     10.4        Form of Indenture entered into between Ann Taylor and State Street Bank and Trust Company of
                   Connecticut, as successor trustee to The Connecticut Bank and Trust Company, National
                   Association, as Trustee, including the form of Senior Subordinated Discount Note due 1999.
                   Incorporated by reference to Exhibit No. 4.2 to Amendment No. 1 to the Registration Statement
                   of the Company and Ann Taylor filed on June 21, 1989 (Registration No. 33-28522).
     10.5        Form of Warrant Agreement entered into between Ann Taylor and The Connecticut Bank and Trust
                   Company, National Association, including the form of Warrant. Incorporated by reference to
                   Exhibit No. 4.3 to Amendment No. 1 to the Registration Statement of the Company and Ann Taylor
                   filed on June 21, 1989 (Registration No. 33-28522).
     10.6        Credit Agreement, dated as of June 28, 1993, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.1 to the
                   Current Report on Form 8-K of Ann Taylor filed on July 7, 1993.
     10.6.1      Amendment No. 1 to Credit Agreement, dated as of August 10, 1993, between Ann Taylor, Bank of
                   America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the
                   financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended
                   October 30, 1993 filed on November 26, 1993.
     10.6.2      Amendment No. 2 to Credit Agreement dated as of October 6, 1993, between Ann Taylor, Bank of
                   America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the
                   financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of AnnTaylor, Inc. for the Quarter ended
                   October 30, 1993 filed on November 26, 1993.
     10.6.3      Amendment No. 3 to Credit Agreement dated as of December 23, 1993, between Ann Taylor, Bank of
                   America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the
                   financial institutions party thereto, and Bank of America, as Agent.
     10.6.4      Amendment No. 4 to Credit Agreement dated as of January 24, 1994, between Ann Taylor, Bank of
                   America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the
                   financial institutions party thereto, and Bank of America, as Agent.
     10.7        Guaranty, dated as of June 28, 1993, made by the Company in favor of Bank of America, as Agent.
                   Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Ann Taylor filed on July 7, 1993.
     10.8        Security and Pledge Agreement, dated as of June 28, 1993, made by the Company in favor of Bank of
                   America, as Agent. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Ann Taylor filed on July 7, 1993.
     10.9        License Agreement, dated as of April 30, 1984, between Ann Taylor and Joan & David. Incorporated by reference to Exhibit No. 10.14 to the Registration Statement of the Company and Ann Taylor
                   filed on May 3, 1989 (Registration No. 33-28522).


EXHIBIT NUMBER
- ---------------
     10.10       Agreement, dated March 22, 1990, between Ann Taylor and Chapel Street Shoes, Inc. Incorporated by
                   reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Company filed on April 30,
                   1990.
     10.11       Form of Investor Stock Subscription Agreement, dated February 8, 1989, between the Company and each of the ML Entities. Incorporated by reference to Exhibit No. 10.15 to the Registration
                   Statement of the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).
     10.12       1989 Stock Option Plan. Incorporated by reference to Exhibit No. 10.18 to the Registration
                   Statement of the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).
     10.12.1     Amendment to 1989 Stock Option Plan. Incorporated by reference to Exhibit 10.15.1 to the Annual
                   Report on Form 10-K of the Company filed on April 30, 1993.
     10.13       Lease, dated as of March 17, 1989, between Carven Associates and Ann Taylor concerning the West
                   57th Street headquarters. Incorporated by reference to Exhibit No. 10.21 to the Registration
                   Statement of the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).
     10.13.1     First Amendment to Lease, dated as of November 14, 1990, between Carven Associates and Ann
                   Taylor. Incorporated by reference to Exhibit No. 10.17.1 to the Registration Statement of the
                   Company filed on April 11, 1991 (Registration No. 33-39905).
     10.13.2     Second Amendment to Lease, dated as of February 28, 1993, between Carven Associates and Ann
                   Taylor. Incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K of the
                   Company filed on April 29, 1993.
     10.13.3     Extension and Amendment to Lease dated as of October 1, 1993, between Carven Associates and Ann
                   Taylor Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Ann
                   Taylor for the Quarter ended October 30, 1993 filed on November 26, 1993.
     10.14       Lease, dated December 1, 1985, between Hamilton Realty Co. and Ann Taylor concerning the New
                   Haven distribution center. Incorporated by reference to Exhibit No. 10.22 to the Registration
                   Statement of the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).
     10.14.1     Agreement, dated March 22, 1993, between Hamilton Realty Co. and Ann Taylor amending the New
                   Haven distribution center lease. Incorporated by reference to Exhibit No. 10.14.1 to the Annual
                   Report on Form 10-K of Ann Taylor filed on April 30, 1993.
     10.15       Lease, dated October 1, 1988, between Dixson Associates and Ann Taylor concerning Ann Taylor's 3
                   East 57th Street offices and store, as amended. Incorporated by reference to Exhibit No. 10.23 to the Registration Statement of the Company and Ann Taylor dated May 3, 1989 (Registration No.
                   33-28522).
     10.15.1     Agreement, dated April 12, 1993, between Dixson Associates and Ann Taylor amending the 3 East
                   57th Street lease. Incorporated by reference to Exhibit No. 10.15.1 to the Annual Report on
                   Form 10-K of Ann Taylor filed on April 30, 1993.
     10.16       Tax Sharing Agreement, dated as of July 13, 1989, between the Company and Ann Taylor.
                   Incorporated by reference to Exhibit No. 10.24 to Amendment No. 2 to the Registration Statement
                   of the Company and Ann Taylor filed on July 13, 1989 (Registration No. 33-28522).
     10.17       Employment Agreement, effective as of February 3, 1992, between the Company and Sally Frame
                   Kasaks. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of the
                   Company filed on April 28, 1992.
     10.18       The AnnTaylor Stores Corporation 1992 Stock Option Plan. Incorporated by reference to Exhibit No.
                   4.3 to the Company's Registration Statement on Form S-8 filed with the Commission on August 10,
                   1992 (Registration No. 33-50688).


EXHIBIT NUMBER
- ---------------
     10.19       Management Performance Compensation Plan. Incorporated by reference to Exhibit 10.30 to the
                   Quarterly Report on Form 10-Q filed on December 15, 1992.
     10.20       Associate Stock Purchase Plan. Incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q filed on December 15, 1992.
     10.21       Stipulation of Settlement dated February 16, 1993 providing for the settlement of Consolidated
                   Action. Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K
                   filed on April 30, 1993.
     10.22       Agreement among Defendants to the Stipulation of Settlement dated February 16, 1993 providing for the settlement of Consolidated Action. Incorporated by reference to Exhibit 10.28 to the
                   Company's Annual Report on Form 10-K filed on April 30, 1993.
     10.23       Opinion Re Settlement Plan of Allocation and Application for Attorney's Fees and Expenses dated
                   May 25, 1993, In Re AnnTaylor Stores Securities Litigation. Incorporated by reference to
                   Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended May 1, 1993 filed on May 28, 1993.
     10.24       Consulting and Severance Agreement dated April 6, 1993 between the Company and Joseph J. Schumm.
                   Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on
                   April 30, 1993.
     10.25       Interest Rate Swap Agreement dated as of July 22, 1993, between AnnTaylor, Inc. and Fleet Bank of
                   Massachusetts, N.A. Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form
                   10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.
     10.26       Stock Purchase Agreement, dated as of July 13, 1993, between AnnTaylor, Inc. and Cleveland
                   Investment, Ltd. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q
                   of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.
     10.27       Agreement, dated July 13, 1993, among Cygne Designs, Inc., Cygne Designs F.E. Limited, CAT US,
                   Inc., C.A.T. Far East Limited and AnnTaylor, Inc. Incorporated by reference to Exhibit 10.8 on
                   Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.
                   (Confidential treatment has been granted with respect to certain portions of this Exhibit.)
     10.28       Receivables Financing Agreement dated January 27, 1994, among AnnTaylor Funding, Inc., Ann
                   Taylor, Clipper Receivables Corporation, State Street Boston Capital Corporation and PNC Bank
                   National Association.
     10.29       Purchase and Sale Agreement dated as of January 27, 1994 between AnnTaylor, Inc. and AnnTaylor
                   Funding, Inc.
     21          Subsidiaries of the Company.
     23          Consent of Deloitte & Touche.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ANNTAYLOR STORES CORPORATION


                                          By:     /s/ PAUL E. FRANCIS

                                              ..................................
                                                      Paul E. Francis
                                                 Executive Vice President--
                                                Finance and Administration--
                                                  Chief Financial Officer


                                          By:    /s/ WALTER J. PARKS
                                              ..................................
                                                      Walter J. Parks
                                            Vice President Financial Reporting--
                                                Principal Accounting Officer

Date: March 31, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



                      SIGNATURE                                        TITLE                          DATE
- -----------------------------------------------------  --------------------------------------  -------------------
        /s/ SALLY FRAME KASAKS                         Chairman, Chief Executive Officer and     March 31, 1994
.....................................................    Director
                 Sally Frame Kasaks
           /s/ PAUL E. FRANCIS                         Executive Vice President-- Finance and    March 31, 1994
.....................................................    Administration and Director
                   Paul E. Francis
         /s/ JAMES J. BURKE, JR.                       Director                                  March 31, 1994
.....................................................
                 James J. Burke, Jr.
       /s/ GERALD S. ARMSTRONG                         Director                                  March 31, 1994
.....................................................
                 Gerald S. Armstrong
       /s/ ROCHELLE B. LAZARUS                         Director                                  March 31, 1994
.....................................................
                 Rochelle B. Lazarus
         /s/ ROBERT C. GRAYSON                         Director                                  March 31, 1994
.....................................................
                  Robert C. Grayson
        /s/ HANNE M. MERRIMAN                          Director                                  March 31, 1994
.....................................................
                  Hanne M. Merriman

                          ANNTAYLOR STORES CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                             PAGE
                                                                                                           ---------
  Independent Auditors' Report...........................................................................         34
  Consolidated Financial Statements:
     Consolidated Statements of Operations for the fiscal years ended January 29, 1994, January 30, 1993
       and February 1, 1992..............................................................................         35
     Consolidated Balance Sheets as of January 29, 1994 and January 30, 1993.............................         36
     Consolidated Statements of Stockholders' Equity for the fiscal years ended January 29, 1994, January
       30, 1993 and February 1, 1992.....................................................................         37
     Consolidated Statements of Cash Flows for the fiscal years ended January 29, 1994, January 30, 1993
       and February 1, 1992..............................................................................         38
     Notes to Consolidated Financial Statements..........................................................         39

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
  ANNTAYLOR STORES CORPORATION:

     We have audited the accompanying consolidated financial statements of AnnTaylor Stores Corporation and its subsidiary, listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary at January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 1994 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE
New Haven, Connecticut
March 25, 1994

                          ANNTAYLOR STORES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992


                                                                            FISCAL YEARS ENDED
                                                          ------------------------------------------------------
                                                          JANUARY 29, 1994   JANUARY 30, 1993   FEBRUARY 1, 1992
                                                          ----------------  ------------------  ----------------
                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales, including leased shoe departments............    $    501,649       $    468,381       $    437,711
Cost of sales...........................................         271,749            264,301            234,136
                                                          ----------------  ------------------  ----------------
Gross profit............................................         229,900            204,080            203,575
Selling, general and administrative expenses............         169,371            152,072            150,842
Distribution center restructuring charge................           2,000                 --                 --
Amortization of goodwill................................           9,508              9,504              9,506
                                                          ----------------  ------------------  ----------------
Operating income........................................          49,021             42,504             43,227
Interest expense........................................          17,696             21,273             33,958
Stockholder litigation settlement.......................              --              3,905                 --
Other (income) expense, net.............................            (194)               259                542
                                                          ----------------  ------------------  ----------------
Income before income taxes and extraordinary loss.......          31,519             17,067              8,727
Income tax provision....................................          17,189             11,150              7,703
                                                          ----------------  ------------------  ----------------
Income before extraordinary loss........................          14,330              5,917              1,024
Extraordinary loss (net of income tax benefit of
$6,123,000 and $9,065,000, respectively)................          11,121                 --             16,835
                                                          ----------------  ------------------  ----------------
          Net income (loss).............................    $      3,209       $      5,917       $    (15,811)
                                                          ----------------  ------------------  ----------------
                                                          ----------------  ------------------  ----------------
Net income (loss) per share of common stock:
Income per share before extraordinary loss..............    $        .66       $        .28       $        .05
Extraordinary loss per share............................            (.51)                --               (.87)
                                                          ----------------  ------------------  ----------------
          Net income (loss) per share...................    $        .15       $        .28       $       (.82)
                                                          ----------------  ------------------  ----------------
                                                          ----------------  ------------------  ----------------
Weighted average shares and share equivalents
outstanding.............................................          21,929             21,196             19,326

          See accompanying notes to consolidated financial statements.

                          ANNTAYLOR STORES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     JANUARY 29, 1994 AND JANUARY 30, 1993


                                                                                         JANUARY 29,  JANUARY 30,
                                                                                            1994         1993
                                                                                         -----------  -----------
                                                                                              (IN THOUSANDS)
                                                     ASSETS
Current assets
  Cash.................................................................................   $     292    $     226
  Accounts receivable, net of allowances of $787,000 and $1,006,000, respectively......      49,279       43,003
  Merchandise inventories..............................................................      60,890       50,307
  Prepaid expenses and other current assets............................................       7,184        5,904
  Refundable income taxes..............................................................          --        5,097
  Deferred income taxes................................................................       3,750        3,500
                                                                                         -----------  -----------
          Total current assets.........................................................     121,395      108,037
Property and equipment
  Leasehold improvements...............................................................      30,539       25,070
  Furniture and fixtures...............................................................      37,596       28,508
  Improvements in progress.............................................................       8,621          624
                                                                                         -----------  -----------
                                                                                             76,756       54,202
  Less accumulated depreciation and amortization.......................................      28,703       22,394
                                                                                         -----------  -----------
          Net property and equipment...................................................      48,053       31,808
Deferred financing costs, net of accumulated amortization of $643,000 and $11,917,000,
respectively...........................................................................       4,990        3,969
Goodwill, net of accumulated amortization of $47,713,000 and $38,205,000,
respectively...........................................................................     332,537      342,045
Deferred income taxes..................................................................       1,500           --
Investment in CAT......................................................................       2,245           88
Other assets...........................................................................       2,679        1,645
                                                                                         -----------  -----------
          Total assets.................................................................   $ 513,399    $ 487,592
                                                                                         -----------  -----------
                                                                                         -----------  -----------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable.....................................................................   $  37,564    $  23,779
  Accrued expenses.....................................................................      21,791       17,719
  Current portion of long-term debt....................................................       8,757       37,000
                                                                                         -----------  -----------
          Total current liabilities....................................................      68,112       78,498
Long-term debt.........................................................................     180,243      158,474
Other liabilities......................................................................       5,773        5,322
Commitments and contingencies
Stockholders' equity
  Common stock, $.0068 par value; 40,000,000 shares authorized; 21,902,811 and
21,158,468 shares issued, respectively.................................................         149          144
  Additional paid-in capital...........................................................     271,810      261,820
  Warrants to acquire 446,249 and 511,922 shares of common stock, respectively.........       7,378        8,341
  Accumulated deficit..................................................................     (16,756)     (19,965)
  Note due from stockholder............................................................          --         (999)
  Deferred compensation on restricted stock............................................        (119)        (398)
                                                                                         -----------  -----------
                                                                                            262,462      248,943
  Less: Treasury stock, 450,817 and 522,521 shares, respectively,
          at cost......................................................................      (3,191)      (3,645)
                                                                                         -----------  -----------
          Total stockholders' equity...................................................     259,271      245,298
                                                                                         -----------  -----------
          Total liabilities and stockholders' equity...................................   $ 513,399    $ 487,592
                                                                                         -----------  -----------
                                                                                         -----------  -----------

          See accompanying notes to consolidated financial statements.

                          ANNTAYLOR STORES CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1,
                                      1992
                                 (IN THOUSANDS)

                                                                                                                           TREASURY
                                                 ADDITIONAL                                        NOTE       RESTRICTED     STOCK
                         COMMON STOCK             PAID-IN   WARRANTS              ACCUMULATED    DUE FROM        STOCK     ---------
                          SHARES      AMOUNT      CAPITAL    SHARES     AMOUNT      DEFICIT     STOCKHOLDER      AWARD      SHARES
                         ---------  -----------  ---------  ---------  ---------  -----------  -------------  -----------  ---------
Balance at February 2,
  1991.................     13,093   $      89   $  71,391         --         --   $ (10,071)           --            --       1,996
Net loss...............         --          --          --         --         --     (15,811)           --            --          --
Adjustment to carrying
  value of warrants....         --          --      (2,700)        --         --          --            --            --          --
Adjustment to carrying
  value of common stock
  held by management
  investors............         --          --         (98)        --         --          --            --            --          --
Public stock
  offering.............      6,883          47     166,494         --         --          --            --            --          --
Exercise of stock
  options..............         41          --         280         --         --          --            --            --          --
Reclassification of
  warrants.............         --          --          --      1,985  $  32,350          --            --            --          --
Reclassification of
  common stock held by
  management investors.        289           2       2,416         --         --          --     $    (999)           --          --
Exercise of warrants...         --          --      11,839     (1,270)   (20,702)         --            --            --     (1,270)
                         ---------       -----   ---------  ---------  ---------  -----------       ------    -----------  ---------
Balance at February 1,
  1992.................     20,306         138     249,622        715     11,648     (25,882)         (999)           --         726
Net income.............         --          --          --         --         --       5,917            --            --          --
Exercise of stock
  options..............        792           6       5,436         --         --          --            --            --          --
Tax benefits related to
  stock options........         --          --       3,536         --         --          --            --            --          --
Exercise of warrants...         --          --       1,892       (203)    (3,307)         --            --            --       (203)
Common stock issued as
restricted stock
  award................         60          --       1,327         --         --          --            --     $  (1,327)         --
Amortization of
restricted stock
  award................         --          --          --         --         --          --            --           929          --
Common stock issued as
  employee stock award.         --          --           7         --         --          --            --            --          --
                         ---------       -----   ---------  ---------  ---------  -----------       ------    -----------  ---------
Balance at January 30,
  1993.................     21,158         144     261,820        512      8,341     (19,965)         (999)         (398)        523
Net income.............         --          --          --         --         --       3,209            --            --          --
Exercise of stock
  options..............        745           5       6,121         --         --          --            --            --          --
Exercise of warrants...         --          --         550        (66)      (963)         --            --            --        (66)
Tax benefits related to
  stock options........         --          --       3,240         --         --          --            --            --          --
Common stock issued as
  employee stock award.         --          --          79         --         --          --            --            --         (6)
Amortization of
  restricted stock
  award................         --          --          --         --         --          --            --           279          --
Repayment of note due
  from stockholder.....         --          --          --         --         --          --           999            --          --
                         ---------       -----   ---------  ---------  ---------  -----------       ------    -----------  ---------
Balance at January 29,
  1994.................     21,903   $     149   $ 271,810        446  $   7,378   $ (16,756)    $       0     $    (119)        451
                         ---------       -----   ---------  ---------  ---------  -----------       ------    -----------  ---------
                         ---------       -----   ---------  ---------  ---------  -----------       ------    -----------  ---------

                                       TOTAL
                                    STOCKHOLDERS'
                          AMOUNT      EQUITY
                          ------    -----------
Balance at February 2,
  1991.................  $ (13,926)  $  47,483
Net loss...............         --     (15,811)
Adjustment to carrying
  value of warrants....         --      (2,700)
Adjustment to carrying
  value of common stock
  held by management
  investors............         --         (98)
Public stock
  offering.............         --     166,541
Exercise of stock
  options..............         --         280
Reclassification of
  warrants.............         --      32,350
Reclassification of
  common stock held by
  management investors.         --       1,419
Exercise of warrants...      8,863          --
                         ---------  -----------
Balance at February 1,
  1992.................     (5,063)    229,464
Net income.............         --       5,917
Exercise of stock
  options..............         --       5,442
Tax benefits related to
  stock options........         --       3,536
Exercise of warrants...      1,415          --
Common stock issued as
  restricted stock
  award................         --          --
Amortization of
  restricted stock
  award................         --         929
Common stock issued as
  employee stock award.          3          10
                         ---------  -----------
Balance at January 30,
  1993.................     (3,645)    245,298
Net income.............         --       3,209
Exercise of stock
  options..............         --       6,126
Exercise of warrants...        413          --
Tax benefits related to
  stock options........         --       3,240
Common stock issued as
  employee stock award.         41         120
Amortization of
  restricted stock
  award................         --         279
Repayment of note due
  from stockholder.....         --         999
                         ---------  -----------
Balance at January 29,
  1994.................  $  (3,191)  $ 259,271
                         ---------  -----------
                         ---------  -----------


          See accompanying notes to consolidated financial statements.

                          ANNTAYLOR STORES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1,
                                      1992


                                                                                         FISCAL YEARS ENDED
                                                                                -------------------------------------
                                                                                JANUARY 29,  JANUARY 30,  FEBRUARY 1,
                                                                                   1994         1993         1992
                                                                                -----------  -----------  -----------
                                                                                           (IN THOUSANDS)
Operating activities:
  Net income (loss)...........................................................   $   3,209    $   5,917   $   (15,811)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Extraordinary loss.....................................................      17,244           --        25,900
       Distribution center restructuring charge...............................       2,000           --            --
       Equity earnings in CAT.................................................        (517)          --            --
       Provision for loss on accounts receivable..............................       1,171        1,240         1,211
       Depreciation and amortization..........................................       8,505        7,486         6,203
       Amortization of goodwill...............................................       9,508        9,504         9,506
       Accretion of original issue discount...................................       2,864        5,726         8,893
       Amortization of deferred financing costs...............................       1,335        1,524         2,140
       Amortization of deferred compensation..................................         279          929            --
       Deferred income taxes..................................................      (1,750)      (1,500)       (1,000)
       Issuance of Exchange Notes.............................................          --        1,331         1,210
       Loss on disposal of property and equipment.............................         312           72           338
       Decrease (increase) in receivables.....................................      (7,447)      (2,539)        6,606
       Decrease (increase) in merchandise inventories.........................     (10,583)      (4,325)        3,433
       Increase in prepaid expenses and other current assets..................      (1,280)        (187)       (1,633)
       Decrease (increase) in refundable income taxes.........................       5,097       (2,078)       (3,019)
       Increase (decrease) in accounts payable and accrued liabilities........      18,218         (250)       (4,799)
       Decrease (increase) in other non-current assets and liabilities, net...        (843)         729           964
                                                                                -----------  -----------  -----------
  Net cash provided by operating activities...................................      47,322       23,579        40,142
Investing activities:
  Purchases of property and equipment.........................................     (25,062)      (4,303)      (10,004)
  Investment in CAT...........................................................      (1,640)         (88)           --
                                                                                -----------  -----------  -----------
  Net cash used by investing activities.......................................     (26,702)      (4,391)      (10,004)
Financing activities:
  Borrowings (repayments) under line of credit agreement......................      (3,500)       2,500       (19,000)
  Increase (decrease) in bank overdrafts......................................      (2,361)      (4,660)        2,267
  Payments of long-term debt..................................................     (96,969)     (26,000)      (13,000)
  Purchase of Subordinated Debt Securities....................................     (93,689)          --      (166,938)
  Proceeds from issuance of common stock......................................          --           --       166,541
  Net proceeds from 8 3/4% Notes..............................................     107,387           --            --
  Proceeds from Term Loan.....................................................      80,000           --            --
  Proceeds from note due from Stockholder.....................................         999           --            --
  Payment of 10% Junior Subordinated Notes....................................     (14,641)          --            --
  Payment of Term Loan........................................................     (26,000)          --            --
  Proceeds from Receivables Facility..........................................      33,000           --            --
  Purchase of 8 3/4% Notes....................................................     (10,225)          --            --
  Proceeds from exercise of stock options.....................................       9,486        8,988           280
  Payment of financing costs..................................................      (4,041)          --          (232)
                                                                                -----------  -----------  -----------
  Net cash used by financing activities.......................................     (20,554)     (19,172)      (30,082)
                                                                                -----------  -----------  -----------
Net increase in cash..........................................................          66           16            56
Cash, beginning of year.......................................................         226          210           154
                                                                                -----------  -----------  -----------
Cash, end of year.............................................................   $     292    $     226   $       210
                                                                                -----------  -----------  -----------
                                                                                -----------  -----------  -----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for interest......................................   $  12,664    $  13,917   $    22,611
                                                                                -----------  -----------  -----------
                                                                                -----------  -----------  -----------
  Cash paid during the year for income taxes..................................   $   5,114    $  11,192   $     4,501
                                                                                -----------  -----------  -----------
                                                                                -----------  -----------  -----------

          See accompanying notes to consolidated financial statements.

                          ANNTAYLOR STORES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Ann Taylor is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold principally under the Ann Taylor brand name.

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of AnnTaylor Stores Corporation (the "Company") and AnnTaylor, Inc. ("Ann Taylor"). The Company has no material assets other than the common stock of Ann Taylor and conducts no business other than the management of Ann Taylor. All intercompany accounts have been eliminated in consolidation.

     Certain fiscal 1992 and 1991 amounts have been reclassified to conform to the fiscal 1993 presentation.

  FISCAL YEAR

     The Company follows the standard fiscal year of the retail industry, which is a 52-or 53-week period ending on the Saturday closest to January 31 of the following calendar year.

  FINANCE SERVICE CHARGE INCOME

     Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $6,166,000 for fiscal 1993, $5,608,000 for fiscal 1992 and $5,850,000 for fiscal
1991.

  MERCHANDISE INVENTORIES

     Merchandise inventories are accounted for by the retail inventory method and are stated at the lower of cost (first-in, first-out method) or market.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets (3 to 15 years) or, in the case of leasehold improvements, over the lives of the respective leases, if shorter.

  PRE-OPENING EXPENSES

     Pre-opening store expenses are charged to selling, general and administrative expenses in the period incurred.

  LEASED SHOE DEPARTMENT SALES

     Net sales include leased shoe department sales of $8,207,000 for fiscal 1992 and $16,056,000 for fiscal 1991. Leased shoe departments were phased out beginning August 1, 1990, and the phaseout was completed by February 1, 1993. Accordingly, there were no leased shoe department sales during fiscal 1993. The gross profit margin on leased shoe department sales was approximately 14.4%.

  DEFERRED FINANCING COSTS

     Deferred financing costs are being amortized using the interest method over the terms of the related debt.

  GOODWILL

     Goodwill is being amortized on a straight-line basis over 40 years.

                          ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  INCOME TAXES

     Income tax expense is based on reported results of operations before income taxes. During the first quarter of 1993, the Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Adoption of SFAS 109 did not have a material effect on the results of operations.

  ADVERTISING EXPENSES

     Advertising expense was $6,388,000 for fiscal 1993, $5,509,000 for fiscal 1992 and $8,645,000 for fiscal 1991.

  NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period and assumes the exercise of the warrants and the dilutive effect of the stock options.

2. RESTRUCTURING

     The Company recorded a $2,000,000 pre-tax restructuring charge in the fourth quarter of 1993 in connection with the announced relocation of its distribution center from New Haven, Connecticut to Louisville, Kentucky. The primary components of the restructuring charge are approximately $1,100,000 for employee related costs, principally for severance and job training benefits, and approximately $900,000 for the write-off of the estimated net book value of fixed assets at the time of relocation.

3. EXTRAORDINARY ITEMS

     In 1993, the Company entered into a series of debt refinancing transactions that resulted in an extraordinary loss of $17,244,000 ($11,121,000 net of income tax benefit). The loss was attributable to the premiums paid in connection with the purchase or discharge of Ann Taylor's 14 3/8% Senior Subordinated Discount Notes due 1999 ("Discount Notes") and its 13 3/4% Subordinated Notes due 1999 ("Notes") and the purchase of $10,000,000 principal amount of Ann Taylor's 8 3/4% Subordinated Notes due 2000 ("8 3/4% Notes"), and the write-off of deferred financing costs.

     During May 1991, the Company completed an initial public offering of its common stock (the "IPO"). The net proceeds of the IPO were used to repurchase outstanding Discount Notes and Notes. The repurchase and write-off of related deferred financing costs resulted in an extraordinary loss of $25,900,000 ($16,835,000 net of income tax benefit) in the second quarter of 1991.

                          ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4. LONG-TERM DEBT

     The following summarizes long-term debt outstanding at January 29, 1994 and January 30, 1993:


                                                                    JANUARY 29, 1994          JANUARY 30, 1993
                                                                ------------------------  ------------------------
                                                                 CARRYING     ESTIMATED    CARRYING     ESTIMATED
                                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                                -----------  -----------  -----------  -----------
                                                                                  (IN THOUSANDS)
Senior Debt:
  Term loan...................................................  $    54,000  $    54,000  $    96,969  $    96,969
  Revolving credit loan.......................................        2,000        2,000        5,500        5,500
14 3/8% Discount Notes, net of unamortized discount of
  $6,261,000..................................................           --           --       44,069       46,800
13 3/4% Notes, net of unamortized discount of $287,000........           --           --       34,295       37,350
10% exchange notes............................................           --           --       14,641       17,300
8 3/4% Notes..................................................      100,000      102,750           --           --
Receivables facility..........................................       33,000       33,000           --           --
                                                                -----------  -----------  -----------  -----------
                                                                    189,000      191,750      195,474      203,919
Less current portion..........................................        8,757        8,757       37,000       37,000
                                                                -----------  -----------  -----------  -----------
       Total..................................................  $   180,243  $   182,993  $   158,474  $   166,919
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

     The bank credit agreement entered into on June 28, 1993 between Ann Taylor and Bank of America, as agent for a syndicate of banks (the "Bank Credit Agreement") provides for an $80,000,000 term loan ("Term Loan") and a $55,000,000 revolving credit facility ("Revolving Credit Facility") (collectively, the "Bank Loans").

     The Term Loan is subject to regularly scheduled semi-annual repayments of principal, which commenced on January 15, 1994. The Company made the semi-annual payment of $6,000,000 in January 1994, and an additional payment of $20,000,000 which reduced the originally scheduled payments to $8,757,000 in fiscal years 1994 and 1995, $11,676,000 in fiscal years 1996 and 1997, and $13,134,000 in fiscal year 1998.

     Amounts borrowed under the Revolving Credit Facility may be repaid at any time and are not subject to scheduled repayment prior to January 1999. The maximum amount that may be borrowed under this facility is reduced by the amount of commercial and standby letters of credit outstanding under the Bank Credit Agreement. Amounts borrowed under the Revolving Credit Facility mature on January 15, 1999; however, the Company is required to reduce the outstanding balance of the Revolving Credit Facility to $20,000,000 or less for a 30-day period in fiscal 1994 and to $15,000,000 or less for a 30-day period each year thereafter. At January 29, 1994 and January 30, 1993, the amount available under the Revolving Credit Facility was $46,150,000 and $35,320,000, respectively.

     The Term Loan and the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company's option, Bank of America's (1) Base Rate plus .875%, or (2) Eurodollar rate plus 1.875%. In addition, Ann Taylor is required to pay Bank of America a quarterly commitment fee of .375% per annum of the unused revolving loan commitment. At January 29, 1994, the $54,000,000 outstanding under the Term Loan bore interest at a weighted average rate of 5.13% per annum and the $2,000,000 outstanding under the Revolving Credit Facility bore interest at the rate of 6.875% per annum.

     Under the terms of the Bank Credit Agreement, Bank of America obtained a pledge of Ann Taylor's common stock and a security interest in certain assets. The Bank Credit Agreement requires,

                          ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4. LONG-TERM DEBT--(CONTINUED)
with certain exceptions, that any net proceeds from the sale of assets and debt or equity securities be applied to repay borrowings. In addition, the Bank Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens, investments and capital expenditures, restrictions on dividends or other distributions to stockholders, and maintaining certain financial ratios and specified levels of net worth.

     In the fourth quarter of 1993, Ann Taylor sold its proprietary credit card accounts receivable to AnnTaylor Funding, Inc., a wholly owned subsidiary, which used the receivables to secure borrowings under a new receivables financing facility due 1996 (the "Receivables Facility"). As of January 29, 1994, $33,000,000 was outstanding under the Receivables Facility. AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the Receivables Facility based on its accounts receivable balance. The interest rate as of January 29, 1994 was 3.67%. At January 29, 1994, AnnTaylor Funding, Inc. had total assets of approximately $41,000,000 all of which are subject to the security interest of the lender under the Receivables Facility.

     On June 28, 1993, Ann Taylor issued $110,000,000 principal amount of its 8 3/4% Notes, the net proceeds of $107,387,000 of which were used in part to repay the outstanding indebtedness under Ann Taylor's then existing bank credit agreement. The outstanding principal amount of these notes as of January 29, 1994 was $100,000,000.

     Ann Taylor's obligations with respect to the Discount Notes and Notes were discharged on July 29, 1993 when Ann Taylor deposited with the trustees for the Discount Notes and Notes an aggregate of $50,734,000 in irrevocable trusts. The Discount Notes and the Notes will be redeemed with the proceeds of the trusts on or about July 15, 1994. The aggregate carrying value of the Discount Notes and Notes as of January 29, 1994 would have been $45,004,000.

     In July 1993, Ann Taylor entered into a $110,000,000 (notional amount) interest rate swap agreement. Under the agreement, the Company receives a fixed rate of 4.75% and pays a floating rate based on LIBOR, as determined in six month intervals. This agreement lowered the effective interest rate on the 8 3/4% Notes by 125 basis points for the first semi-annual period ended January 1994. The swap agreement matures in July 1996. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, the Company does not anticipate non-performance by the other party, which is a major financial institution. As of January 29, 1994, the fair market value of the swap agreement was approximately $780,000.

     The aggregate principal payments of all long-term obligations for the next five fiscal years are as follows:


                                                                                     (IN
FISCAL YEAR                                                                      THOUSANDS)
- ------------------------------------------------------------------------------
  1994........................................................................   $     8,757
  1995........................................................................         8,757
  1996........................................................................        44,676
  1997........................................................................        11,676
  1998........................................................................        15,134

     At January 29, 1994, January 30, 1993 and February 1, 1992, Ann Taylor had outstanding commercial and standby letters of credit with Bank of America totaling $6,850,000, $9,180,000 and $3,280,000, respectively.

                          ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4. LONG-TERM DEBT--(CONTINUED)
     In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the Company determined the estimated fair value of its debt instruments using quoted market information, as available, or interest rates which are available to the Company. As judgment is involved, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of activity in the allowance for doubtful accounts for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992 is as follows:


                                                        FISCAL YEARS ENDED
                                       ----------------------------------------------------
                                       JANUARY 29, 1994  JANUARY 30, 1993  FEBRUARY 1, 1992
                                       ----------------  ----------------  ----------------
                                                          (IN THOUSANDS)
Balance at beginning of year.........     $    1,006        $      899        $    1,000
Provision for loss on accounts
receivable...........................          1,171             1,240             1,211
Accounts written off.................         (1,390)           (1,133)           (1,312)
                                       ----------------  ----------------  ----------------
Balance at end of year...............     $      787        $    1,006        $      899
                                       ----------------  ----------------  ----------------
                                       ----------------  ----------------  ----------------

6. COMMITMENTS AND CONTINGENCIES

     Ann Taylor occupies its retail stores, distribution center and administrative facilities under operating leases, most of which are non-cancellable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Most of the leases require Ann Taylor to pay taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments shown below. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a certain threshold.

     Future minimum lease payments under non-cancellable operating leases at January 29, 1994 are as follows:


                                                                                     (IN
FISCAL YEAR                                                                      THOUSANDS)
- -----------
  1994........................................................................   $    30,504
  1995........................................................................        27,620
  1996........................................................................        26,054
  1997........................................................................        23,416
  1998........................................................................        21,613
  1999 and thereafter.........................................................        82,242
                                                                                -------------
     Total....................................................................   $   211,449
                                                                                -------------
                                                                                -------------

                          ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. COMMITMENTS AND CONTINGENCIES--(CONTINUED)
     Rent expense for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992 was as follows:


                                                                             FISCAL YEARS ENDED
                                                            ----------------------------------------------------
                                                            JANUARY 29, 1994  JANUARY 30, 1993  FEBRUARY 1, 1992
                                                            ----------------  ----------------  ----------------
                                                                               (IN THOUSANDS)
Minimum rent..............................................     $   28,076        $   24,933        $   22,135
Percentage rent...........................................          3,343             4,217             4,423
                                                            ----------------  ----------------  ----------------
     Total................................................     $   31,419        $   29,150        $   26,558
                                                            ----------------  ----------------  ----------------
                                                            ----------------  ----------------  ----------------

     In January 1993, the Company and the other defendants agreed to settle the stockholder class action lawsuit filed against them in October 1991. As a result of the settlement, the Company was required to pay to or for the benefit of the plaintiff class $2,800,000 (after application of the insurance proceeds). To provide for the settlement, the Company recorded an expense of $3,905,000 ($.11 per share, net of income tax benefit), which includes certain of the legal defense costs and other expenses associated with the suit, in its fiscal 1992 financial statements.

     Ann Taylor has been named as a defendant in several legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position or results of operations of the Company.

7. COMMON STOCK WARRANTS

     In conjunction with the sale by Ann Taylor of the Discount Notes and Notes on July 20, 1989, the Company sold warrants to acquire, in the aggregate, 1,985,294 shares of the common stock of the Company (the "Warrants"). The Warrants, when exercised, entitle the holders thereof to acquire such shares, subject to adjustment, at no additional cost. The Warrants expire on July 15, 1999 and became exercisable as a result of the IPO. During the fiscal year ended February 1, 1992, the Company charged $2,700,000 to additional paid-in capital with a corresponding increase to the carrying value of the Warrants.

8. PREFERRED STOCK

     At January 29, 1994, January 30, 1993 and February 1, 1992, there were 2,000,000 shares of preferred stock, par value $.01, authorized and unissued.

9. STOCK OPTION PLANS

     In 1989 and 1992, the Company established stock option plans. Under the terms of both plans, the exercise price of any option may not be less than 100% of the fair value of the common stock on the date of grant. 248,185 shares of common stock have been reserved for issuance under the 1989 plan and 974,000 shares of common stock have been reserved for issuance under the 1992 plan. At January 29, 1994, there were 14,373 shares under the 1989 plan and 498,500 shares under the 1992 plan available for future grant. Generally, options granted under the plans expire ten years from the date of the grant.

                          ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. STOCK OPTION PLANS--(CONTINUED)
     Pursuant to an employment agreement with the Company, as of February 3, 1992, the Chairman of the Board and Chief Executive Officer of the Company was granted 100,000 stock options at $22.125 per share and 100,000 stock options at $26.00 per share.

     The following summarizes stock option transactions for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992:


                                                                               OPTION PRICES     NUMBER OF SHARES
                                                                             ------------------  -----------------
Outstanding Options February 2, 1991.......................................        $6.80-$13.60        1,775,555
  Granted..................................................................              $22.10           33,675
  Exercised................................................................               $6.80          (41,112)
  Cancelled................................................................               $6.80          (14,151)
                                                                                                 -----------------
Outstanding Options February 1, 1992.......................................        $6.80-$22.10        1,753,967
  Granted..................................................................      $18.625-$26.00          517,500
  Exercised................................................................        $6.80-$22.10         (792,210)
  Cancelled................................................................        $6.80-$22.25          (17,173)
                                                                                                 -----------------
Outstanding Options January 30, 1993.......................................        $6.80-$26.00        1,462,084
  Granted..................................................................      $18.125-$26.00          279,000
  Exercised................................................................        $6.80-$22.25         (745,346)
  Cancelled................................................................        $6.80-$22.25          (86,426)
                                                                                                 -----------------
Outstanding Options January 29, 1994.......................................        $6.80-$26.00          909,312
                                                                                                 -----------------
                                                                                                 -----------------

     At January 29, 1994, January 30, 1993 and February 1, 1992 there were exercisable 516,889 options, 995,407 options and 1,496,953 options, respectively.

10. RESTRICTED STOCK AWARD

     Pursuant to an employment agreement with the Company, as of February 3, 1992, the Chairman of the Board and Chief Executive Officer of the Company was entitled to receive 60,000 shares of restricted common stock. The resulting unearned compensation expense of $1,327,500, based on the market value on the date of the grant, was charged to stockholders' equity and is being amortized over the restricted period applicable to these shares.

                          ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. INCOME TAXES

     The provision for income taxes for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992 consists of the following:


                                                        FISCAL YEARS ENDED
                                       ----------------------------------------------------
                                       JANUARY 29, 1994  JANUARY 30, 1993  FEBRUARY 1, 1992
                                       ----------------  ----------------  ----------------
                                                          (IN THOUSANDS)
Federal:
  Current............................     $   14,339        $    9,300        $    6,203
  Deferred...........................         (1,750)           (1,500)           (1,000)
State and Local......................          4,600             3,350             2,500
                                       ----------------  ----------------  ----------------
  Total..............................     $   17,189        $   11,150        $    7,703
                                       ----------------  ----------------  ----------------
                                       ----------------  ----------------  ----------------

     The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992 is as follows:


                                                                                    FISCAL YEARS ENDED
                                                                           -------------------------------------
                                                                           JANUARY 29,  JANUARY 30,  FEBRUARY 1,
                                                                              1994         1993         1992
                                                                           -----------  -----------  -----------
                                                                                      (IN THOUSANDS)
Income before income taxes and extraordinary loss........................   $  31,519    $  17,067    $   8,727
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Federal statutory rate...................................................          35%          34%          34%
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Provision for income taxes at federal statutory rate.....................   $  11,032    $   5,803    $   2,967
State and local income taxes, net of federal income tax benefit..........       2,990        2,211        1,650
Non-deductible amortization of goodwill..................................       3,328        3,232        3,232
Other....................................................................        (161)         (96)        (146)
                                                                           -----------  -----------  -----------
     Provision for income taxes..........................................   $  17,189    $  11,150    $   7,703
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

     The tax effects of significant items comprising the Company's deferred tax asset as of January 29, 1994 are as follows:


                                                                                          (IN
DEFERRED TAX ASSETS:                                                                  THOUSANDS)
Current:
  Inventory........................................................................    $     981
  Accrued expenses.................................................................        1,288
  Restructuring....................................................................          700
  Other............................................................................          781
                                                                                     -------------
Total current......................................................................    $   3,750
                                                                                     -------------
                                                                                     -------------
Noncurrent:
  Depreciation.....................................................................    $     125
  Rent expense.....................................................................        1,375
                                                                                     -------------
Total noncurrent...................................................................    $   1,500
                                                                                     -------------
                                                                                     -------------

     For 1992 deferred income tax benefits have been provided for temporary differences which result from recording certain transactions in different years for income tax purposes than for financial

                          ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. INCOME TAXES--(CONTINUED)
reporting purposes. Such transactions principally relate to merchandise inventories, accounts receivable, fixed assets and accrued expenses.

12. RETIREMENT PLANS

     SAVINGS PLAN. During 1989, Ann Taylor adopted a defined contribution 401(k) savings plan for substantially all employees. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. Ann Taylor makes a matching contribution of 50%, with respect to the first 3% of each participant's annual earnings contributed to the plan. Ann Taylor's contributions to the plan for fiscal 1993, fiscal 1992 and fiscal 1991 were $199,000, $111,000 and $111,000, respectively.

     PENSION PLAN. Substantially all employees of Ann Taylor are covered under a noncontributory defined benefit pension plan established during 1989. The pension plan is a "cash balance pension plan". An account balance is established for each participant which is credited with a benefit based on compensation and years of service with Ann Taylor. Ann Taylor's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.

     The following table sets forth the funded status of the Pension Plan at January 29, 1994, January 30, 1993 and February 1, 1992, in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions":


                                                                          JANUARY 29,   JANUARY 30,   FEBRUARY 1,
                                                                              1994          1993          1992
                                                                          ------------  ------------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
Actuarial present value of benefits obligation:
Accumulated benefit obligation, including vested benefits of $1,056,000,
$702,000 and $411,000, respectively.....................................   $    2,401    $    1,832    $      997
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Projected benefit obligation for service rendered to date...............   $    2,401    $    1,832    $      997
Plan assets at fair value...............................................        2,344         1,847           855
                                                                          ------------  ------------  ------------
Plan assets in excess of projected benefit obligation (projected benefit
obligation in excess of plan assets)....................................          (57)           15          (142)
Unrecognized net gain...................................................          (58)           --            --
                                                                          ------------  ------------  ------------
Prepaid (accrued) pension cost..........................................   $     (115)   $       15    $     (142)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Net periodic pension cost for fiscal 1993, 1992 and 1991 included the following components:
Service cost/benefits earned during the year............................   $      680    $      521    $      372
Interest cost on projected benefit obligation...........................          117           100            61
Actual return on plan assets............................................         (124)         (100)          (76)
Net amortization and deferral...........................................          (36)            9            30
                                                                          ------------  ------------  ------------
Net periodic pension cost...............................................   $      637    $      530    $      387
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Assumptions used in the development of pension cost and accrual were:
     Discount rate......................................................          7.0%          7.0%          9.0%
     Rate of increase in compensation level.............................          4.0%          4.0%          6.0%
     Expected long-term rate of return on assets........................          8.0%          9.0%         10.0%

                          ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

13. QUARTERLY FINANCIAL DATA--(UNAUDITED)


                                                                                     QUARTER
                                                                --------------------------------------------------
                                                                   FIRST       SECOND        THIRD       FOURTH
                                                                -----------  -----------  -----------  -----------
                                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
FISCAL 1993
Net sales.....................................................  $   120,175  $   124,837  $   122,025  $   134,612
Operating income..............................................       12,410       12,929       12,850       10,832
Income before extraordinary loss..............................        3,290        3,630        4,321        3,089
Extraordinary loss............................................           --      (10,496)          --         (625)
Net income (loss).............................................        3,290       (6,866)       4,321        2,464
Income per share before extraordinary loss....................  $       .15  $       .16  $       .20  $       .14
Extraordinary loss per share..................................           --         (.47)          --         (.03)
Net income (loss) per share...................................  $       .15  $      (.31) $       .20  $       .11
FISCAL 1992
Net sales.....................................................  $   114,739  $   112,492  $   115,274  $   125,876
Operating income..............................................       11,304        8,301       14,718        8,181
Net income (loss).............................................        2,138          624        4,265       (1,110)
Net income (loss) per share...................................  $       .10  $       .03  $       .20  $      (.05)

     The sum of the quarterly per share data may not equal the annual amounts due to changes in the weighted average shares and share equivalents outstanding.

     The early retirement of indebtedness in the fourth quarter of 1993 led to an extraordinary pre-tax charge to earnings of $1,096,000 ($625,000 net of income tax benefit). The Company also recorded a $2,000,000 pre-tax restructuring charge in the fourth quarter of 1993 for the relocation of its distribution center from New Haven, Connecticut to Louisville, Kentucky in early 1995.

     The net loss in the fourth quarter of 1992 was primarily due to the stockholder litigation settlement of $3,386,000.

14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  TRANSACTIONS WITH MERRILL LYNCH AND ITS AFFILIATES

     At January 29, 1994, certain affiliates of Merrill Lynch & Co., Inc. ("ML&Co.") held approximately 52% of the outstanding common stock and, as a result, have the voting power to determine the composition of the Board of Directors of the Company and otherwise control the business and affairs of Ann Taylor and the Company. Two of the members of the Boards of Directors of the Company and Ann Taylor are officers of Merrill Lynch Capital Partners, Inc. ("ML Capital Partners") and serve as representatives of certain limited partnerships controlled directly or indirectly by ML Capital Partners, together with certain other affiliates of ML&Co. See Note 15.

     The Company paid an underwriting commission of approximately $3,357,000 to Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") in connection with the IPO. In addition, the Company paid a commission of approximately $599,000 to Merrill Lynch in connection with the repurchase of the subordinated debt securities with the proceeds from the IPO.

     In January 1993, in connection with the settlement of the class action lawsuit, the Company, Merrill Lynch and ML&Co., among others, entered into an agreement pursuant to which ML&Co.

                          ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--(CONTINUED) paid $750,000 and the Company paid the balance of the settlement to or for the benefit of the plaintiffs. The Company also reimbursed Merrill Lynch $128,000 for certain costs incurred by it in connection with the class action in fiscal 1992, pursuant to the Company's indemnification obligations.

     The Company paid commissions aggregating approximately $2,692,000 to Merrill Lynch in connection with the issuance of the 8 3/4% Notes, and repurchases of Discount Notes, Notes and 8 3/4% Notes.

  TRANSACTIONS WITH CAT

     The Company commenced a joint venture known as CAT U.S., Inc. ("CAT") with Cygne Designs, Inc., which was formed for the purpose of sourcing Ann Taylor merchandise directly with manufacturers. As of January 29, 1994, the Company owned a 40% interest in CAT which is being accounted for under the equity method of accounting, an increase of 20% from January 30, 1993. CAT places orders directly with manufacturers exclusively as agent for Ann Taylor. Merchandise purchased by Ann Taylor through CAT was $67,202,000 or 23.5%, and $19,091,000, or 7.3%, of all merchandise purchased by the Company in 1993 and 1992, respectively. Accounts payable to CAT in the ordinary course of business was approximately $3,100,000 as of January 29, 1994.

15. SUBSEQUENT EVENTS

     The Company intends to file a registration statement for a sale of its common stock in the first quarter of 1994. 1,000,000 shares will be sold by the Company and 4,000,000 shares are expected to be sold by certain stockholders of the Company affiliated with ML&Co.


                                                 INDEX TO EXHIBITS
EXHIBITS
- ---------
    3.1    Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit No. 3.1 to
             Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 of AnnTaylor, Inc. filed on
             May 29, 1991 (Registration No. 33-28522).
    3.1.1  Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission
             (the "Commission") on August 10, 1992 (Registration No. 33-50688).
    3.2    By-Laws of the Company. Incorporated by reference to Exhibit No. 3.2 to the Quarterly Report on Form
             10-Q of the Company filed on December 17, 1991 (Registration No. 33-28522).
    4.1    Indenture, dated as of June 15, 1993, between Ann Taylor and Fleet Bank, N.A., as Trustee, including the form of Subordinated Note due 2000. Incorporated by reference to Exhibit 4.1 to the Current Report on
             Form 8-K of Ann Taylor filed on July 7, 1993.
    4.2    Irrevocable Trust Agreement dated as of July 29, 1993, between Ann Taylor and State Street Bank and
             Trust Company, as trustee under Indenture dated as of July 15, 1989, with respect to the Discount
             Notes. Incorporated by reference to Exhibit 4.2 to the Quarterly Report of Ann Taylor on Form 10-Q for
             the Quarter Ended July 31, 1993 filed on September 2, 1993.
    4.3    Irrevocable Trust Agreement dated as of July 29, 1993 between Ann Taylor and United States Trust Company of New York, as trustee under Indenture dated as of July 15, 1989 with respect to the Notes.
             Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Ann Taylor for the
             Quarter Ended July 31, 1993 filed on September 2, 1993.
   10.1    Form of U.S. Purchase Agreement among Merrill Lynch, Robertson, Stephens & Company, the other U.S.
             Underwriters, the Selling Warrantholders and the Company, including the form of Price Determination
             Agreement. Incorporated by reference to Exhibit No. 1.1 to the Registration Statement of the Company
             filed on April 11, 1991 (Registration No. 33-39905).
   10.2    Form of International Purchase Agreement among Merrill Lynch International Limited, Robertson, Stephens
             & Company, the other International Underwriters and the Company, including the form of Price
             Determination Agreement. Incorporated by reference to Exhibit No. 1.2 to the Registration Statement of
             the Company filed on April 11, 1991 (Registration No. 33-39905).
   10.3    Form of Indenture entered into between Ann Taylor and United States Trust Company of New York, as
             Trustee, including the form of Subordinated Note due 1999. Incorporated by reference to Exhibit No.
             4.1 to Amendment No. 1 to the Registration Statement of the Company and AnnTaylor filed on June 21,
             1989 (Registration No. 33-28522).
   10.4    Form of Indenture entered into between Ann Taylor and State Street Bank and Trust Company of
             Connecticut, as successor trustee to The Connecticut Bank and Trust Company, National Association, as
             Trustee, including the form of Senior Subordinated Discount Note due 1999. Incorporated by reference to Exhibit No. 4.2 to Amendment No. 1 to the Registration Statement of the Company and Ann Taylor
             filed on June 21, 1989 (Registration No. 33-28522).
   10.5    Form of Warrant Agreement entered into between Ann Taylor and The Connecticut Bank and Trust Company,
             National Association, including the form of Warrant. Incorporated by reference to Exhibit No. 4.3 to
             Amendment No. 1 to the Registration Statement of the Company and Ann Taylor filed on June 21, 1989
             (Registration No. 33-28522).
   10.6    Credit Agreement, dated as of June 28, 1993, between Ann Taylor, Bank of America National Trust and
             Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form
             8-K of Ann Taylor filed on July 7, 1993.


                                                 INDEX TO EXHIBITS
EXHIBITS
- ---------
   10.6.1  Amendment No. 1 to Credit Agreement, dated as of August 10, 1993, between Ann Taylor, Bank of America
             National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on
             November 26, 1993.
   10.6.2  Amendment No. 2 to Credit Agreement dated as of October 6, 1993, between Ann Taylor, Bank of America
             National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of AnnTaylor, Inc. for the Quarter ended October 30, 1993 filed on November 26, 1993.
   10.6.3  Amendment No. 3 to Credit Agreement dated as of December 23, 1993, between Ann Taylor, Bank of America
             National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent.
   10.6.4  Amendment No. 4 to Credit Agreement dated as of January 24, 1994, between Ann Taylor, Bank of America
             National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent.
   10.7    Guaranty, dated as of June 28, 1993, made by the Company in favor of Bank of America, as Agent.
             Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Ann Taylor filed on
             July 7, 1993.
   10.8    Security and Pledge Agreement, dated as of June 28, 1993, made by the Company in favor of Bank of
             America, as Agent. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Ann
             Taylor filed on July 7, 1993.
   10.9    License Agreement, dated as of April 30, 1984, between Ann Taylor and Joan & David. Incorporated by reference to Exhibit No. 10.14 to the Registration Statement of the Company and Ann Taylor filed on
             May 3, 1989 (Registration No. 33-28522).
   10.10   Agreement, dated March 22, 1990, between Ann Taylor and Chapel Street Shoes, Inc. Incorporated by
             reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Company filed on April 30, 1990.
   10.11   Form of Investor Stock Subscription Agreement, dated February 8, 1989, between the Company and each of the ML Entities. Incorporated by reference to Exhibit No. 10.15 to the Registration Statement of the
             Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).
   10.12   1989 Stock Option Plan. Incorporated by reference to Exhibit No. 10.18 to the Registration Statement of
             the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).
  10.12.1  Amendment to 1989 Stock Option Plan. Incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of the Company filed on April 30, 1993.
   10.13   Lease, dated as of March 17, 1989, between Carven Associates and Ann Taylor concerning the West 57th
             Street headquarters. Incorporated by reference to Exhibit No. 10.21 to the Registration Statement of
             the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).
  10.13.1  First Amendment to Lease, dated as of November 14, 1990, between Carven Associates and Ann Taylor.
             Incorporated by reference to Exhibit No. 10.17.1 to the Registration Statement of the Company filed on
             April 11, 1991 (Registration No. 33-39905).
  10.13.2  Second Amendment to Lease, dated as of February 28, 1993, between Carven Associates and Ann Taylor.
             Incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K of the Company filed on
             April 29, 1993.
  10.13.3  Extension and Amendment to Lease dated as of October 1, 1993, between Carven Associates and Ann Taylor
             Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Ann Taylor for the
             Quarter ended October 30, 1993 filed on November 26, 1993.


                                                 INDEX TO EXHIBITS
EXHIBITS
- ---------
   10.14   Lease, dated December 1, 1985, between Hamilton Realty Co. and Ann Taylor concerning the New Haven distribution center. Incorporated by reference to Exhibit No. 10.22 to the Registration Statement of
             the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).
  10.14.1  Agreement, dated March 22, 1993, between Hamilton Realty Co. and Ann Taylor amending the New Haven distribution center lease. Incorporated by reference to Exhibit No. 10.14.1 to the Annual Report on
             Form 10-K of Ann Taylor filed on April 30, 1993.
   10.15   Lease, dated October 1, 1988, between Dixson Associates and Ann Taylor concerning Ann Taylor's 3 East
             57th Street offices and store, as amended. Incorporated by reference to Exhibit No. 10.23 to the
             Registration Statement of the Company and Ann Taylor dated May 3, 1989 (Registration No. 33-28522).
  10.15.1  Agreement, dated April 12, 1993, between Dixson Associates and Ann Taylor amending the 3 East 57th
             Street lease. Incorporated by reference to Exhibit No. 10.15.1 to the Annual Report on Form 10-K of
             Ann Taylor filed on April 30, 1993.
   10.16   Tax Sharing Agreement, dated as of July 13, 1989, between the Company and Ann Taylor. Incorporated by reference to Exhibit No. 10.24 to Amendment No. 2 to the Registration Statement of the Company and Ann
             Taylor filed on July 13, 1989 (Registration No. 33-28522).
   10.17   Employment Agreement, effective as of February 3, 1992, between the Company and Sally Frame Kasaks.
             Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of the Company filed on
             April 28, 1992.
   10.18   The AnnTaylor Stores Corporation 1992 Stock Option Plan. Incorporated by reference to Exhibit No. 4.3 to the Company's Registration Statement on Form S-8 filed with the Commission on August 10, 1992
             (Registration No. 33-50688).
   10.19   Management Performance Compensation Plan. Incorporated by reference to Exhibit 10.30 to the Quarterly
             Report on Form 10-Q filed on December 15, 1992.
   10.20   Associate Stock Purchase Plan. Incorporated by reference to Exhibit 10.31 to the Quarterly Report on
             Form 10-Q filed on December 15, 1992.
   10.21   Stipulation of Settlement dated February 16, 1993 providing for the settlement of Consolidated Action.
             Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on April
             30, 1993.
   10.22   Agreement among Defendants to the Stipulation of Settlement dated February 16, 1993 providing for the settlement of Consolidated Action. Incorporated by reference to Exhibit 10.28 to the Company's Annual
             Report on Form 10-K filed on April 30, 1993.
   10.23   Opinion Re Settlement Plan of Allocation and Application for Attorney's Fees and Expenses dated May 25,
             1993, In Re AnnTaylor Stores Securities Litigation. Incorporated by reference to Exhibit 10.3 to the
             Company's Quarterly Report on Form 10-Q for the Quarter ended May 1, 1993 filed on May 28, 1993.
   10.24   Consulting and Severance Agreement dated April 6, 1993 between the Company and Joseph J. Schumm.
             Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on April
             30, 1993.
   10.25   Interest Rate Swap Agreement dated as of July 22, 1993, between AnnTaylor, Inc. and Fleet Bank of
             Massachusetts, N.A. Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of
             Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.
   10.26   Stock Purchase Agreement, dated as of July 13, 1993, between AnnTaylor, Inc. and Cleveland Investment,
             Ltd. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Ann Taylor for
             the Quarter ended July 31, 1993 filed on September 2, 1993.
   10.27   Agreement, dated July 13, 1993, among Cygne Designs, Inc., Cygne Designs F.E. Limited, CAT US, Inc.,
             C.A.T. Far East Limited and AnnTaylor, Inc. Incorporated by reference to Exhibit 10.8 on Form 10-Q of
             Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993. (Confidential treatment has been granted with respect to certain portions of this Exhibit.)


                                                 INDEX TO EXHIBITS
EXHIBITS
- ---------
   10.28   Receivables Financing Agreement dated January 27, 1994, among AnnTaylor Funding, Inc., Ann Taylor,
             Clipper Receivables Corporation, State Street Boston Capital Corporation and PNC Bank National
             Association.
   10.29   Purchase and Sale Agreement dated as of January 27, 1994 between AnnTaylor, Inc. and AnnTaylor Funding,
             Inc.
   21      Subsidiaries of the Company.
   23      Consent of Deloitte & Touche.