Form 10-Q
period 1994-04-30
ANNTAYLOR STORES CORP
filed 1994-06-13
CIK 874214

SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549

     FORM 10-Q

     (Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 1994.

     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     Commission File No. 33-28522

                        ANNTAYLOR STORES CORPORATION
    _______________________________________________________________________
           (Exact name of registrant as specified in its charter)

              Delaware                               13-3499319
   ______________________________             _____________________________
   (State of other jurisdiction of           (I.R.S. Employer Identification
    incorporation or organization)                       Number)

       142 West 57th Street, New York, NY              10019
   ________________________________________           __________
   (Address of principal executive offices)           (Zip Code)

                               (212) 541-3300
            ____________________________________________________
            (Registrant's telephone number, including area code)

                     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.
     Yes (X)    No ( ).
                    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                               Outstanding as of
               Class                             May 28,1994
      ______________________________           _________________
      Common Stock, $.0068 par value             22,938,671



      INDEX TO FORM 10-Q                                           Page No.

      PART I. FINANCIAL INFORMATION
           Item 1.   Financial Statements
                     Condensed Consolidated Statements of Operations
                       for the Quarters Ended April 30, 1994 and
                       May 1, 1993.....................................   3
                     Condensed Consolidated Balance Sheets at
                       April 30, 1994 and January 29, 1994 .............  4
                     Condensed Consolidated Statements of Cash Flows
                       for the Quarters Ended April 30, 1994 and
                       May 1, 1993.....................................   5
                     Notes to Condensed Consolidated Financial
                       Statements......................................   6

          Item 2.   Management's Discussion and Analysis of
            Operations.................................................   8

      PART II.  OTHER INFORMATION
           Item 4.   Submission of Matters to a Vote of Security
             Holders..................................................   12

           Item 6.   Exhibits and Reports on Form 8-K ................   12



     PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements

     ANNTAYLOR STORES CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Quarters Ended April 30, 1994 and May 1, 1993
     (unaudited)

                                                    Quarters Ended
                                              April 30, 1994 May 1, 1993
                                              ______________ ___________
                                        (in thousands except per share amounts)

     Net sales . . . . . . . . . . . . . . . . .  $145,283  $120,175
     Cost of sales . . . . . . . . . . . . . . .    76,403    65,352
                                                  ________  ________
     Gross profit  . . . . . . . . . . . . . . .    68,880    54,823
     Selling, general and administrative expenses
                                                    46,973    40,036
     Amortization of goodwill  . . . . . . . . .     2,377     2,377
                                                  ________  ________
     Operating income  . . . . . . . . . . . . .    19,530    12,410
     Interest expense  . . . . . . . . . . . . .     3,456     4,969
     Other expense, net  . . . . . . . . . . . .       140        50
                                                  --------  --------
     Income before income taxes  . . . . . . . .    15,934     7,391
     Income tax provision  . . . . . . . . . . .     7,874     4,101
                                                  ________  ________
       Net income  . . . . . . . . . . . . . . .   $ 8,060   $ 3,290
                                                  ========  ========
       Net income per share of common stock  . .   $   .36   $   .15
                                                  ========  ========
       Weighted average number of shares and
        share equivalents outstanding  . . . . .    22,384    21,642
                                                  ========  ========
     See accompanying notes to condensed consolidated financial statements.




     ANNTAYLOR STORES CORPORATION
     CONDENSED CONSOLIDATED BALANCE SHEETS
     April 30, 1994 and January 29, 1994

                                                        April 30,   January 29,
                                                           1994        1994
                                                       __________   ___________
                                                       (unaudited)
                                                             (in thousands)
     ASSETS

     Current assets
       Cash  . . . . . . . . . . . . . . . . . . . . .    $    640    $    292
       Accounts receivable, net of allowances of $722,000
         and $787,000, respectively  . . . . . . . . .      57,967      49,279
       Merchandise inventories . . . . . . . . . . . .      72,603      60,890
       Prepaid expenses and other current assets . . .       4,914       7,184
       Deferred income taxes . . . . . . . . . . . . .       3,750       3,750
                                                          ________    ________
         Total current assets  . . . . . . . . . . . .     139,874     121,395
     Property and equipment, net of accumulated
       depreciation of $31,179,000 and $28,703,000,
       respectively . . . . . . . . . . . . . . . . .       50,304      48,053
     Deferred financing costs, net of accumulated
       amortization of $991,000 and $643,000,
       respectively . . . . . . . . . . . . . . . . . .      4,764       4,990
     Goodwill, net of accumulated amortization of
       $50,090,000 and $47,713,000, respectively . . . .   330,160     332,537
     Deferred income taxes . . . . . . . . . . . . . . .     1,500       1,500
     Investment in CAT . . . . . . . . . . . . . . . . .     2,395       2,245
     Other assets  . . . . . . . . . . . . . . . . . . .     2,521       2,679
                                                          ________    ________
           Total assets  . . . . . . . . . . . . . . . .  $531,518    $513,399
                                                          ========    ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
       Accounts payable  . . . . . . . . . . . . . . .    $ 38,165    $ 37,564
       Accrued expenses  . . . . . . . . . . . . . . .      18,365      18,656
       Accrued income taxes  . . . . . . . . . . . . .       8,423       1,180
       Accrued interest  . . . . . . . . . . . . . . .       4,090       1,955
       Current portion of long-term debt . . . . . . .       8,757       8,757
                                                          ________    ________
           Total current liabilities . . . . . . . . . .    77,800      68,112
     Long-term debt  . . . . . . . . . . . . . . . . . .   178,809     180,243
     Other liabilities . . . . . . . . . . . . . . . . .     5,856       5,773
     Commitments and contingencies
     Stockholders' equity
       Common stock, $.0068 par value; 40,000,000 shares
       authorized; 22,002,681 and 21,902,811 shares
         issued, respectively . . . . . . . . . .              150         149
       Additional paid-in capital  . . . . . . . . . .     277,481     271,810
       Warrants to acquire 60,742 and 446,249 shares of
         common stock, respectively  . . . . . . . . .         996       7,378
       Accumulated deficit . . . . . . . . . . . . . .      (8,696)    (16,756)
       Deferred compensation on restricted stock . . .        (420)       (119)
                                                          ________     ________
                                                           269,511     262,462

       Less treasury stock, 65,310 and 450,817 shares,
         respectively, at cost . . . . . . . . . . . .        (458)     (3,191)
                                                          ________    ________
           Total stockholders' equity  . . . . . . . .     269,053     259,271
                                                          ________    ________
           Total liabilities and stockholders' equity     $531,518    $513,399
                                                          ========    ========
     See accompanying notes to condensed consolidated financial statements.



     ANNTAYLOR STORES CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Quarters Ended April 30, 1994 and May 1, 1993
     (unaudited)
                                                              Quarters Ended
                                                            April 30,    May 1,
                                                              1994        1993
                                                            ________   ________
                                                               (in thousands)

  Operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . .   $8,060   $ 3,290
    Adjustments to reconcile net income to net cash provided
    by operating activities:
      Equity earnings in CAT  . . . . . . . . . . . . . . .     (150)      ---
      Provision for loss on accounts receivable . . . . . .      298       201
      Depreciation and amortization . . . . . . . . . . . .    2,583     2,242
      Amortization of goodwill  . . . . . . . . . . . . . .    2,377     2,377
      Accretion of original issue discount  . . . . . . . .      ---     1,577
      Amortization of deferred financing costs  . . . . . .      348       325
      Amortization of deferred compensation . . . . . . . .       45        69
      Loss on disposal of property and equipment  . . . . .       46        86

    (Increase) decrease in:
      Receivables . . . . . . . . . . . . . . . . . . .       (8,986)   (6,158)
      Merchandise inventories . . . . . . . . . . . . .      (11,713)  (12,621)
      Prepaid expenses and other current assets . . . .        2,270     4,533
    Increase in:
      Accounts payable  . . . . . . . . . . . . . . . .          601     7,449
      Accrued expenses  . . . . . . . . . . . . . . . .        7,489     1,182
      Other non-current assets and liabilities, net . .          244       303
                                                             _______    ______
    Net cash provided by operating activities . . . . . . .    3,512     4,855
  Investing activities:
    Purchases of property and equipment . . . . . . . . . .   (4,883)   (3,039)
      Investment in CAT . . . . . . . . . . . . . . . . . . .    ---       (88)
                                                             _______    ______
      Net cash used by investing activities . . . . . . . . . (4,883)   (3,127)
    Financing activities:
      Increase (decrease) in bank overdrafts  . . . . . . . .  1,598    (2,361)
      Borrowing (repayments) under line of credit agreement .  1,000    (4,000)
      Exercise of stock options . . . . . . . . . . . . . . .  1,677     4,543
      Net repayments of receivables facility  . . . . . . . . (2,434)     ---
      Payment of financing costs  . . . . . . . . . . . . .     (122)     ---
                                                              ______    ______
      Net cash provided by (used by) financing activities . .  1,719    (1,818)
                                                              ______    ______
    Net increase (decrease) in cash . . . . . . . . . . . . .    348       (90)
    Cash, beginning of period . . . . . . . . . . . . . . . .    292       226
                                                              ______    ______
    Cash, end of period . . . . . . . . . . . . . . . . . . . $  640   $   136
                                                              ======    ======
    Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for interest  . . . . . . . $  973   $   991
                                                              ======    ======
      Cash paid during the period for income taxes  . . . . . $  631   $   527
                                                              ======    ======
    See accompanying notes to condensed consolidated financial statements.



     ANNTAYLOR STORES CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (unaudited)

     1. Basis of Presentation

        The condensed consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

        The results of operations for the 1994 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

        The January 29, 1994 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of AnnTaylor Stores Corporation.

        Certain fiscal 1993 amounts have been reclassified to conform to the 1994 presentation.

        It is not considered necessary to include detailed footnote information as of April 30, 1994 and May 1, 1993. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 1993 Annual Report to Stockholders.

     2. Income Per Share

        Net income per share is calculated by dividing net income by the total of the weighted average number of common shares and common share equivalents outstanding, assuming the exercise of outstanding warrants and the dilutive effect of outstanding stock options, computed in accordance with the treasury stock method. The number of shares used in the calculation was as follows:
                                      April 30, 1994   May 1, 1993
                                      ______________   ___________
        Common shares  . . . . . . .    21,775,912     20,814,461
        Warrants   . . . . . . . . .       179,539        508,058
        Stock options  . . . . . . .       428,288        319,320
                                        __________     __________
                                        22,383,739     21,641,839
                                        ==========     ==========


     3. Long-term Debt

        The following summarizes long-term debt outstanding at April
     30, 1994:

          Senior debt:                        (in thousands)
           Term Loan   . . . . . . . . . . . .   $54,000
           Revolving Credit Loan   . . . . . .     3,000
           8-3/4% Notes  . . . . . . . . . . .   100,000
           Receivables Facility  . . . . . . .    30,566
                                                 _______
              Total senior debt . . . . . . .    187,566
           Less: current portion   . . . . .       8,757
                                                 _______
              Total long term debt . . . . . .  $178,809
                                                ========

        At April 30, 1994, Ann Taylor was not in compliance with one financial covenant under its bank credit agreement relating to inventory turnover, which event of noncompliance was waived by Bank of America, NT & SA, as agent for the lenders under the bank credit agreement.

     4. Subsequent Event

        On May 18, 1994, the Company completed a public offering of its common stock (the "Offering") in which it issued and sold 1,000,000 shares of common stock at a price of $32.00 per share, resulting in aggregate net proceeds of approximately $30,600,000 (after payment of underwriting discounts and expenses of the Offering payable by the Company). As required by the Company's bank credit agreement, the net proceeds of the Offering were used to reduce the amount outstanding under the term loan.

        The following unaudited proforma condensed consolidated
     operating data for the three months ended April 30, 1994 have been presented to reflect the Offering as if it occurred at the beginning of such period.
                                        Quarter Ended April 30, 1994
                                              Actual     Pro Forma
                                              ______     _________
                                  (in thousands except per share amounts)

    Interest expense  . . . . . . . .       $3,456        $3,056(a)
    Income before extraordinary loss         8,060         8,266
                                            ======        ======
    Income before extraordinary loss
      per share  . . . . . . . . . .        $  .36       $   .35
                                            ======       =======
    Weighted average shares . . . . .       22,384        23,384
                                            ======       =======

    (a) Reflects interest expense savings of $400,000 related to the reduction of the term loan.


           The Offering was consummated concurrently with the public offering and sale by certain affiliates of Merrill Lynch Capital Partners (the "Selling Stockholders") of 4,075,000 shares of the Company's Common Stock held by them. The Company did not receive any of the proceeds of the shares sold by the Selling Stockholders. After giving effect to this sale, the Selling Stockholders and other affiliates of Merrill Lynch Capital Partners held shares representing approximately 32.5% of the Company's Common Stock.

     Item 2. Management's Discussion and Analysis of Operations

     Results of Operations

     Quarter Ended April 30, 1994 Compared to Quarter Ended May 1, 1993

        The Company's net sales in the first quarter of 1994 increased to $145,283,000 from $120,175,000 in the first quarter of 1993, an increase of $25,108,000 or 20.9% over the first quarter of 1993. The increase in net sales was attributable to the inclusion of the sales of 13 new stores and 10 expanded stores opened during the last three quarters of 1993, three new Ann Taylor stores, two expanded Ann Taylor stores and two Ann Taylor Factory Stores opened in the first quarter of 1994, and an 8.6% increase in comparable store sales. The Company operated 234 stores at April 30, 1994 compared to 218 stores at May 1, 1993. The increase in comparable store sales was due primarily to positive customer response to the Company's merchandise assortments. The increase in net sales was partially offset by the closing of two stores during the first quarter of 1994.

        Gross profit as a percentage of net sales increased to 47.4% in the first quarter of 1994 from 45.6% in the first quarter of 1993. This increase in gross margin reflected a higher level of full price selling and lower levels of promotional activity.

        Selling, general and administrative expenses decreased to 32.3% of net sales in the first quarter of 1994 compared to 33.3% in the first quarter of 1993. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to an increase in net sales at a rate greater than the rate of increase in selling, general and administrative expenses; an increase in sales from the Company's factory stores, which have lower store operating expenses than full price Ann Taylor Stores; and improved expense management.

        As a result of the foregoing, operating income increased to $19,530,000, or 13.4% of net sales, in the first quarter of 1994 from $12,410,000, or 10.3% of net sales, in the first quarter of 1993. Amortization of goodwill was $2,377,000 in the first quarter of 1994 and 1993. Operating income, without giving effect to such amortization in either year, was $21,907,000, or 15.1% of net sales, in the 1994 period and $14,787,000, or 12.3%
     of net sales, in the 1993 period.
        Interest expense was $3,456,000, including $348,000 of non-cash interest expense, in the first quarter of 1994, and $4,969,000, including $1,902,000 of non-cash interest expense, in the first quarter of 1993. The decrease in interest expense is primarily attributable to lower interest rates applicable to the Company's debt obligations in the 1994 period, resulting principally from refinancing transactions entered into in the fall of 1993.

        The income tax provision was $7,874,000, or 49.4% of income before income taxes, in the first quarter of 1994 compared to $4,101,000, or 55.5% of income before income taxes, in the first quarter of 1993. The effective income tax rate for both periods was higher than the statutory rate primarily because of non-deductible goodwill amortization.

        As a result of the foregoing factors, the Company had net income of $8,060,000, or 5.5% of net sales, for the first quarter of 1994 compared to $3,290,000, or 2.7% of net sales, for the first quarter of 1993.

        AnnTaylor Stores Corporation conducts no business other than the management of AnnTaylor, Inc.

     Financial Condition

        For the first quarter of 1994, net cash provided by operating activities totaled $3,512,000, primarily as a result of income from operations and non-cash operating expenses, partially offset by increases in working capital. Cash used for investing activities during the first quarter of 1994 amounted to $4,883,000, for the purchase of property and equipment. Cash used for financing activities during the first quarter of 1994 amounted to $1,719,000.

        Accounts receivable increased to $57,967,000 at April 30, 1994 from $49,279,000 at January 29, 1994, an increase of $8,688,000 or 17.6%. This increase was partially attributable to Ann Taylor credit card receivables, which increased approximately $4,677,000, and to third-party credit card receivables (American Express, MasterCard and VISA), which increased $4,304,000 due to the timing of payments by third-party credit card issuers. Ann Taylor credit card sales were 10.2% higher in the first quarter of 1994 compared to the last quarter of 1993, which is partially attributable to the increase in total sales compared to the prior period.

        Merchandise inventories increased to $72,603,000 at April 30, 1994 from $60,890,000 at January 29, 1994, an increase of $11,713,000. The higher inventory level at April 30, 1994 was attributable to the purchase of inventory for new and expanded stores opened in the first quarter of 1994, anticipation of store square footage increases in the second quarter of 1994, planned comparable store sales growth, and the early receipt of certain goods.

        The bank credit agreement entered into on June 28, 1993 between AnnTaylor and Bank of America, as agent for a syndicate of banks (as amended, the "Bank Credit Agreement"), provides for an $80,000,000 term loan ("Term Loan") and a $55,000,000 revolving credit facility ("Revolving Credit Facility"). At April 30, 1994, the Company had $54,000,000 outstanding under the Term Loan. On May 18, 1994, the Company completed a public offering of 1,000,000 shares of common stock (the "Offering"). The aggregate net proceeds of the Offering of approximately $30,600,000 (after payment of underwriting discounts and expenses of the Offering payable by the Company) were used to reduce the Term Loan. After application of the Offering net proceeds, the Bank Credit Agreement requires the Company to make the following scheduled principal payments on the Term Loan over the remainder of its term: $3,795,000 in fiscal years 1994 and 1995, $5,055,000 in fiscal years 1996 and 1997, and $5,007,000 in fiscal year 1998. The Bank Credit Agreement also requires the Company to make prepayments on the Term Loan if the Company sells certain assets or issues debt or equity securities. Amounts borrowed under the Revolving Credit Facility mature on January 15, 1999; however, the Company is required to reduce the outstanding balance of the Revolving Credit Facility to $20,000,000 or less for a 30-day period in fiscal 1994 and to $15,000,000 or less for a 30-day period each year thereafter. At April 30, 1994, Ann Taylor was not in compliance with one financial covenant under the Bank Credit Agreement relating to inventory turnover, which event of noncompliance was waived by Bank of America, as agent for the lenders under the Bank Credit Agreement.

        At April 30, 1994, $30,566,000 was outstanding under AnnTaylor Funding, Inc.'s receivables facility. AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the receivables facility, depending upon its accounts receivable balance.

        The Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, totaled $25,062,000, $4,303,000, and $10,004,000 in 1993, 1992 and 1991, respectively. Capital expenditures totaled $4,883,000 in the first quarter of 1994.
     The Company expects its capital expenditure requirements for the remainder of 1994 to be approximately $26,100,000, plus $14,000,000 for the new distribution center. The Bank Credit Agreement imposes limits on the Company's ability to make capital expenditures and, for 1994, the limit is $31,000,000, exclusive of expenditures for the distribution center. The actual amount of the Company's capital expenditures will depend, in part, on the number of stores opened, expanded and refurbished, and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores.

        Dividends and distributions from the AnnTaylor, Inc. to the Company are restricted by both the Bank Credit Agreement and the indenture relating to AnnTaylor, Inc.'s 8-3/4% Subordinated Notes due 2000. The payment by the Company of cash dividends on its common stock is restricted by the Company's guarantee of obligations under the Bank Credit Agreement.

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


     PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

        AnnTaylor Stores Corporation's 1994 Annual Meeting of
     Stockholders was held on June 1, 1994. The following matters were voted upon and approved by the Company's stockholders at the meeting:

     1. Mr. Gerald S. Armstrong, Mr. Paul E. Francis and Ms. Hanne M. Merriman were reelected as Class III Directors of the Company, for terms expiring in 1997. Mr. James J. Burke, Jr. and Ms. Sally Frame Kasaks continued as Class II Directors, with terms expiring in 1996, and Mr. Robert C. Grayson and Ms. Rochelle B. Lazarus continued as Class I Directors, with terms expiring in 1995.

     2. The amendment and restatement of the Company's 1992 Stock
        Option Plan was approved. 18,224,567 shares were voted in favor of, and 1,539,556 shares were voted against or abstained from voting on, this proposal.

     3. The Company's Amended and Restated Management Performance Compensation Plan was approved. 19,087,844 shares were voted in favor of, and 676,279 shares were voted against or abstained from voting on, this proposal.

     4. The appointment of Deloitte & Touche as the Company's independent public accountants for the 1994 fiscal year was ratified. 19,287,133 shares were voted in favor of, and 476,990 shares were voted against or abstained from voting on, this proposal.

     Item 6.  Exhibits and Reports on Form 8-K

           (a)      Exhibits:
               10.3 Consulting and Severance Agreement dated
                    March 21, 1994 between AnnTaylor Stores
                    Corporation, AnnTaylor, Inc. and Bert A. Tieben.

           (b)      Reports on Form 8-K:
                None


     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AnnTaylor Stores Corporation


     Date:  June 13, 1994               By: /s/  Paul E. Francis
                                           _____________________
                                           Paul E. Francis
                                            Executive Vice President -
                                            Finance and Administration
                                            (Chief Financial Officer)

     Date:  June 13, 1994               By: /s/  Walter J. Parks
                                            ______________________
                                           Walter J. Parks
                                            Vice President  -
                                            Financial Reporting
                                            (Principal Accounting Officer)


     EXHIBIT INDEX

     Exhibit No.             Description

     10.3     Consulting and Severance Agreement dated
              March 21, 1994 between AnnTaylor Stores
              Corporation, AnnTaylor, Inc. and Bert A. Tieben