Form 10-Q
period 1994-07-30
ANNTAYLOR STORES CORP
filed 1994-09-12
CIK 874214

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 30, 1994.

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission File No. 33-28522

                          ANNTAYLOR STORES CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                              13-3499319
    (State of other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

      142 West 57th Street, New York, NY                   10019
    (Address of principal executive offices)            (Zip Code)

                                 (212) 541-3300
              (Registrant's telephone number, including area code)

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements  for  the past 90 days. Yes  X   No      .

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                 Outstanding as of
              Class                               July 30, 1994
              -----                               -------------
  Common Stock, $.0068 par value                    23,081,827

                               INDEX TO FORM 10-Q

                                                                                     Page No.
                                                                                     --------
    PART I.         FINANCIAL INFORMATION
          Item 1. Financial Statements
                  Condensed Consolidated Statements of Operations
                    for the Quarters and Six Months Ended July 30, 1994
                    and July 31, 1993 ...............................................    3
                  Condensed Consolidated Balance Sheets at
                    July 30, 1994 and January 29, 1994 ..............................    4
                  Condensed Consolidated Statements of Cash Flows
                    for the Six Months Ended July 30, 1994 and
                    July 31, 1993 ...................................................    5
                  Notes to Condensed Consolidated Financial Statements ..............    6

          Item 2. Management's Discussion and Analysis of Operations ................    9

    PART II.        OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders ...............   14

          Item 6. Exhibits and Reports on Form 8-K ..................................   14



                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                          ANNTAYLOR STORES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Quarters and Six Months Ended July 30, 1994 and July 31, 1993
                                   (unaudited)

                                                                               Quarters Ended                 Six Months Ended
                                                                            ----------------------        -----------------------
                                                                            July 30,       July 31,       July 30,       July 31,
                                                                              1994           1993           1994           1993
                                                                              ----           ----           ----           ----
                                                                                  (in thousands except per share amounts)
    Net sales ..................................................        $   159,936      $  124,837     $   305,219    $  245,012
    Cost of sales ..............................................             87,991          68,720         164,394       134,072
                                                                         ----------       ---------      ----------     ---------

    Gross profit ...............................................             71,945          56,117         140,825       110,940
    Selling, general and administrative expenses ...............             50,836          40,811          97,809        80,847
    Amortization of goodwill ...................................              2,376           2,377           4,753         4,754
                                                                         ----------       ---------      ----------     ---------

    Operating income ...........................................             18,733          12,929          38,263        25,339
    Interest expense ...........................................              3,117           5,108           6,573        10,077
    Other (income) expense, net ................................                186            (159)            326          (109)
                                                                         ----------       ---------      ----------     ---------

    Income before income taxes and extraordinary loss ..........             15,430           7,980          31,364        15,371
    Income tax provision .......................................              7,507           4,350          15,381         8,451
                                                                         ----------       ---------      ----------     ---------

    Income before extraordinary loss ...........................              7,923           3,630          15,983         6,920

    Extraordinary loss (net of income tax benefit
       of $654,000 and $5,652,000, respectively) ...............               (868)        (10,496)           (868)      (10,496)
                                                                         ----------       ---------      ----------     ---------

        Net income (loss) ......................................        $     7,055      $   (6,866)    $    15,115    $   (3,576)
                                                                         ==========       =========      ==========     =========

        Net income (loss) per share of common stock:
            Income per share before extraordinary loss .........        $       .34      $      .16     $       .70    $      .32
            Extraordinary loss per share .......................               (.04)           (.47)           (.04)         (.48)
                                                                         ----------       ---------      ----------     ---------

            Net income (loss) per share ........................        $       .30      $     (.31)    $       .66    $     (.16)
                                                                         ==========       =========      ==========     =========

            Weighted average number of shares and share
               equivalents outstanding .........................             23,587          22,041          22,981        21,771
                                                                         ==========       =========      ==========     =========


     See accompanying notes to condensed consolidated financial statements.

                          ANNTAYLOR STORES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       July 30, 1994 and January 29, 1994

                                                                                          July 30, 1994         January 29, 1994
                                                                                          -------------         ----------------
                                                                                           (unaudited)
                                                                                                       (in thousands)
                                     ASSETS
Current assets
      Cash .....................................................................           $        1,257      $          292
      Accounts receivable, net of allowances of $778,000 and
        $787,000, respectively .................................................                   54,953              49,279
      Merchandise inventories ..................................................                   68,308              60,890
      Prepaid expenses and other current assets ................................                    6,253               7,184
      Deferred income taxes ....................................................                    3,750               3,750
                                                                                            -------------       -------------
          Total current assets .................................................                  134,521             121,395
Property and equipment, net of accumulated depreciation of
      $31,342,000 and $28,703,000, respectively ................................                   63,877              48,053
Deferred financing costs, net of accumulated amortization of
      $591,000 and $643,000, respectively ......................................                    2,977               4,990
Goodwill, net of accumulated amortization of $52,466,000 and
      $47,713,000, respectively ................................................                  327,784             332,537
Deferred income taxes ..........................................................                    1,500               1,500
Investment in CAT ..............................................................                    2,939               2,245
Other assets ...................................................................                    2,425               2,679
                                                                                            -------------       -------------
          Total assets .........................................................           $      536,023      $      513,399
                                                                                            =============       =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable .........................................................           $       40,657      $       37,564
      Accrued expenses .........................................................                   18,169              18,656
      Accrued income taxes .....................................................                    1,737               1,180
      Accrued interest .........................................................                    1,946               1,955
      Current portion of long-term debt ........................................                        0               8,757
                                                                                            -------------       -------------
          Total current liabilities ............................................                   62,509              68,112
Long-term debt .................................................................                  160,566             180,243
Other liabilities ..............................................................                    5,777               5,773
Commitments and contingencies
Stockholders' equity
      Common stock, $.0068 par value; 40,000,000 shares authorized;
        23,020,082 and 21,902,811 shares issued, respectively ..................                      157                 149
      Additional paid-in capital ...............................................                  308,370             271,810
      Warrants to acquire 57,177 and 446,249 shares of
        common stock, respectively .............................................                      931               7,378
      Accumulated deficit ......................................................                  (1,641)            (16,756)
      Deferred compensation on restricted stock ................................                    (215)               (119)
                                                                                            -------------       -------------
                                                                                                  307,602             262,462
      Less treasury stock, 61,745 and 450,817 shares, respectively,
        at cost ................................................................                    (431)             (3,191)
                                                                                            -------------       -------------
                Total stockholders' equity .....................................                  307,171             259,271
                                                                                            -------------       -------------
                Total liabilities and stockholders' equity .....................           $      536,023      $      513,399
                                                                                            =============       =============

     See accompanying notes to condensed consolidated financial statements.

                          ANNTAYLOR STORES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended July 30, 1994 and July 31, 1993
                                   (unaudited)

                                                                                             Six Months Ended
                                                                                     ---------------------------------
                                                                                     July 30, 1994       July 31, 1993
                                                                                     -------------       -------------
                                                                                               (in thousands)
Operating activities:
      Net income (loss) ...................................................          $   15,115          $     (3,576)
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
            Extraordinary loss ............................................               1,522                16,148
            Equity earnings in CAT ........................................                (694)                 (249)
            Provision for loss on accounts receivable .....................                 811                   631
            Depreciation and amortization .................................               5,278                 4,160
            Amortization of goodwill ......................................               4,753                 4,754
            Accretion of original issue discount ..........................                 ---                 2,864
            Amortization of deferred financing costs ......................                 613                   679
            Amortization of deferred compensation .........................                 250                   139
            Loss on disposal of property and equipment ....................                 759                   148
            (Increase) decrease in:
                  Receivables .............................................              (6,485)               (3,745)
                  Merchandise inventories .................................              (7,418)               (8,911)
                  Prepaid expenses and other current assets ...............                 931                (4,352)
            Increase (decrease) in:
                  Accounts payable ........................................               3,093                11,105
                  Accrued expenses ........................................                  61                (2,790)
                  Other non-current assets and liabilities, net ...........                 258                   184
                                                                                      ---------           -----------
      Net cash provided by operating activities ...........................              18,847                17,189

Investing activities:
      Purchases of property and equipment .................................             (21,861)               (6,516)
      Investment in CAT ...................................................                 ---                (1,640)
                                                                                      ---------           -----------
      Net cash used by investing activities ...............................             (21,861)               (8,156)

Financing activities:
      Decrease in bank overdrafts .........................................                 ---                (2,361)
      Repayments under line of credit agreement ...........................                 ---                (5,500)
      Payments of long-term debt ..........................................                 ---               (96,969)
      Exercise of stock options ...........................................               2,121                 7,798
      Repurchase of Debt Securities .......................................                 ---               (93,689)
      Net proceeds from 8-3/4% Notes ......................................                 ---               107,387
      Payments of financing costs .........................................                (122)               (3,523)
      Proceeds from (payment of) bank term loan ...........................             (56,000)               80,000
      Borrowing under revolving credit facility ...........................              26,000                   ---
      Net proceeds from common stock offering .............................              30,414                   ---
      Net borrowing on receivables facility ...............................               1,566                   ---
                                                                                      ---------           -----------
      Net cash provided by (used by) financing activities                                 3,979                (6,857)
                                                                                      ---------           -----------
Net increase in cash ......................................................                 965                 2,176
Cash, beginning of period .................................................                 292                   226
                                                                                      ---------           -----------
Cash, end of period .......................................................          $    1,257          $      2,402
                                                                                      =========           ===========
Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for interest ............................          $    5,969          $      5,280
                                                                                      =========           ===========
      Cash paid during the period for income taxes ........................          $   14,169          $      1,607
                                                                                      =========           ===========

     See accompanying notes to condensed consolidated financial statements.

                          ANNTAYLOR STORES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.    Basis of Presentation
      ---------------------

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

      It is not considered necessary to include detailed footnote information as of July 30, 1994 and July 31, 1993. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 1993 Annual Report to Stockholders.


2.    Income Per Share
      ----------------

      Net income (loss) per share is calculated by dividing net income (loss) by the total of the weighted average number of common shares and common share equivalents outstanding, assuming the exercise of outstanding warrants and the dilutive effect of outstanding stock options, computed in accordance with the treasury stock method. The number of shares used in the calculations were as follows:

                                                                 Quarters Ended                    Six Months Ended
                                                         -------------------------------     -----------------------------
                                                         July 30, 1994     July 31, 1993     July 30, 1994   July 31, 1993
                                                         -------------     -------------     -------------   -------------
      Common shares ..............................          22,947,451        21,274,786        22,361,682      21,044,623
      Warrants ...................................              59,645           485,396           119,592         496,727
      Stock options ..............................             580,295           280,318           499,460         229,338
                                                           -----------       -----------       -----------     -----------
                                                            23,587,391        22,040,500        22,980,734      21,770,688
                                                           ===========       ===========       ===========     ===========

                                                  -6-

3.    Long-term Debt
      --------------

      In May 1994, the Company applied $30,000,000 of the net proceeds from its public stock Offering referred to in Note 4 below, to reduce the amount of the Term Loan outstanding under its then-existing bank credit agreement.

      In July 1994, the Company completed the refinancing of its outstanding bank debt by entering into a new credit agreement (the "Revolving Credit Agreement") providing for a revolving loan facility of $75,000,000. The Company borrowed funds under this revolving credit facility to prepay in full its outstanding Term Loan and other obligations under its then-existing bank credit agreement.

      The Revolving Credit Agreement has an initial term of three years. There are no amortization payments required to be made under the agreement during its term, although the Company is required to reduce the outstanding loan balance under the facility to $50,000,000 or less for thirty consecutive days during fiscal 1994, to $40,000,000 or less for thirty consecutive days during fiscal 1995, and to $30,000,000 or less for thirty consecutive days in each fiscal year thereafter. The revolving credit facility bears interest at a rate per annum equal to, at the Company's option, Bank of America's (1) Base Rate, or (2) Eurodollar rate plus .75%. The effective rate of interest on funds borrowed under the Revolving Credit Agreement is 1% lower than the interest rate on borrowings under the bank credit agreement that it replaced. The Revolving Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders and maintaining certain financial ratios and specified levels of net worth.

      The following summarizes long-term debt outstanding at July 30, 1994:
                                                                 (in thousands)
          Revolving Credit Facility .........................     $    26,000
          8-3/4% Notes ......................................         100,000
          Receivables Facility ..............................          34,566
                                                                   ----------
             Total Long-Term Debt                                 $   160,566
                                                                   ==========

4.    Extraordinary Item
      ------------------

      On May 18, 1994, the Company completed a public offering of its common stock (the "Offering") in which it issued and sold 1,000,000 shares of common stock at a price of $32.00 per share, resulting in aggregate net proceeds of $30,414,000 (after payment of underwriting discounts and expenses of the Offering payable by the Company). As required by the Company's then-existing bank credit agreement, $30,000,000 of the net proceeds of the Offering were used to reduce the amount of the Term Loan outstanding under that agreement. The non-cash charge associated with the payment on the Term Loan with the proceeds of the Offering and refinancing of long term debt (see Note 3) resulted in an extraordinary loss during the quarter of $1,522,000 ($868,000 net of taxes).

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



5.    Supplementary Data
      ------------------

      The following unaudited pro forma condensed consolidated operating data for the quarter and six months ended July 30, 1994 have been presented to reflect the Offering as if it had occurred at the beginning of such period.

                                                                  Quarter Ended                  Six Months Ended
                                                                  July 30, 1994                   July 30, 1994
                                                               -------------------            --------------------
                                                               Actual    Pro Forma            Actual    Pro  Forma
                                                               ------    ---------            ------    ----------
                                                                   (in thousands, except per share amounts)
      Interest expense .................................    $    3,117  $    3,017(a)     $    6,573  $    6,073(b)
      Income before extraordinary loss .................         7,923       7,974            15,983      16,238
                                                             =========   =========         =========   =========
      Income before extraordinary loss per share .......    $      .34  $      .34        $      .70  $      .69
                                                             =========   =========         =========   =========
      Weighted average shares ..........................        23,587      23,587            22,981      23,481
                                                             =========   =========         =========   =========

      -------------------

      (a) Reflects interest expense savings of $100,000 related to the reduction of the term loan with the net proceeds of the Offering.
      (b) Reflects interest expense savings of $500,000 related to the reduction of the term loan with the net proceeds of the Offering.

Item 2.       Management's Discussion and Analysis of Operations

Results of Operations

Quarter Ended July 30, 1994 Compared to Quarter Ended July 31, 1993

      The Company's net sales in the second quarter of 1994 increased to $159,936,000 from $124,837,000 in the second quarter of 1993, an increase of $35,099,000 or 28.1% over the second quarter of 1993. The increase in net sales was attributable to the inclusion of the sales of 17 new stores and 11 expanded stores opened during the last two quarters of 1993 and in the first quarter of 1994, one new Ann Taylor store, 10 expanded Ann Taylor stores, two new Ann Taylor Factory Stores and one expanded Ann Taylor Factory Store opened in the second quarter of 1994, and a 12.3% increase in comparable store sales. The increase in comparable store sales was due primarily to positive customer response to the Company's merchandise assortments. The increase in net sales was partially offset by the closing of four stores during the first and second quarters of 1994. The Company operated 235 stores at July 30, 1994 compared to 219 stores at July 31, 1993.

      Gross profit as a percentage of net sales was 45.0% in the second quarter of 1994 and in the second quarter of 1993.

      Selling, general and administrative expenses decreased to 31.8% of net sales in the second quarter of 1994 compared to 32.7% in the second quarter of 1993. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to an increase in net sales at a rate greater than the rate of increase in selling, general and administrative expenses; an increase in sales from the Company's factory stores, which have lower store operating expenses than full price Ann Taylor stores; and improved expense management.

      As a result of the foregoing, operating income increased to $18,733,000, or 11.7% of net sales, in the second quarter of 1994 from $12,929,000, or 10.4% of net sales, in the second quarter of 1993. Amortization of goodwill was $2,376,000 in the second quarter of 1994 and $2,377,000 in the second quarter of 1993. Operating income, without giving effect to such amortization in either year, was $21,109,000, or 13.2% of net sales, in the 1994 period and $15,306,000, or 12.3% of net sales, in the 1993 period.

      Interest expense was $3,117,000, including $265,000 of non-cash interest expense, in the second quarter of 1994, and $5,108,000, including $1,641,000 of non-cash interest expense, in the second quarter of 1993. The decrease in interest expense is primarily attributable to lower interest rates applicable to the Company's debt obligations in the 1994 period, resulting principally from refinancing transactions entered into in the fall of 1993 and the decrease in May 1994 in the Company's total debt outstanding as a result of the reduction of the Company's term loan with the net proceeds from the Offering.

      The income tax provision was $7,507,000, or 48.7% of income before income taxes and extraordinary loss, in the second quarter of 1994 compared to $4,350,000, or 54.5% of income before income taxes and extraordinary loss, in the second quarter of 1993. The effective income tax rate for both periods was higher than the statutory rate primarily because of non-deductible goodwill amortization.

      As a result of the foregoing factors, the Company had net income before extraordinary loss of $7,923,000, or 5.0% of net sales, for the second quarter of 1994 compared to net income before extraordinary loss of $3,630,000, or 2.9% of net sales, for the second quarter of 1993.

      In connection with debt refinancing activities in May and July 1994 (see Financial Statements Notes 3 and 4), the Company incurred an extraordinary loss of $868,000 net of taxes, in the second quarter of 1994. The Company also incurred an extraordinary loss of $10,496,000 in the second quarter of 1993 as a result of debt refinancing activities in June and July 1993. After giving effect to these extraordinary losses, the Company had net income of $7,055,000 in the second quarter of 1994 compared to a net loss of $6,866,000 in the second quarter of 1993.

      AnnTaylor  Stores  Corporation  conducts  no  business  other   than   the
management of AnnTaylor, Inc.


Six Months Ended July 30, 1994 Compared to Six Months Ended July 31, 1993

      The Company's net sales increased to $305,219,000 in the first six months of 1994, from $245,012,000 in the first six months of 1993, an increase of $60,207,000, or 24.6%. The increase in net sales was attributable to the inclusion of the sales of 12 new stores and nine expanded stores opened during the last two quarters of 1993, four new Ann Taylor stores, 12 expanded Ann Taylor stores, four new Ann Taylor Factory Stores and one expanded Ann Taylor Factory Store opened during the first six months of 1994, and a 10.6% increase in comparable store sales. The increase in comparable store sales was due primarily to positive customer response to the Company's merchandise assortments. The increase in net sales was partially offset by the closing of four stores during the first six months of 1994. The Company operated 235 stores at July 30, 1994, compared to 219 stores at July 31, 1993.

      Gross profit as a percentage of net sales increased to 46.1% in the first six months of 1994, from 45.3% in the first six months of 1993. The increase in gross margin reflected a higher level of full price selling and lower levels of promotional activity.

      Selling, general and administrative expenses represented 32.0% of net sales in the first six months of 1994, compared to 33.0% of net sales in the first six months of 1993. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to an increase in net sales at a rate greater than the rate of increase in selling, general and administrative expenses; an increase in sales from the Company's factory stores, which have lower store operating expenses than full price Ann Taylor stores; and improved expense management.

      As a result of the foregoing, operating income increased to $38,263,000, or 12.5% of net sales, in the first six months of 1994, from $25,339,000, or 10.3% of net sales, in the first six months of 1993. Amortization of goodwill was $4,753,000 in the first six months of 1994 and $4,754,000 in the first six months of 1993. Operating income, without giving effect to such amortization in either year, was $43,016,000, or 14.1% of net sales, in the 1994 period and $30,093,000, or 12.3% of net sales, in the 1993 period.

      Interest expense was $6,573,000, including $613,000 of non-cash interest expense, in the first six months of 1994 and $10,077,000, including $3,543,000 of non-cash interest expense, in the first six months of 1993. The decrease in interest expense is primarily attributable to lower interest rates applicable to the Company's debt obligations in the 1994 period, resulting principally from refinancing transactions entered into in the fall of 1993 and the decrease in May 1994 in the Company's total debt outstanding as a result of the reduction of the Company's term loan with the net proceeds from the Offering.

      The income tax provision was $15,381,000, or 49.0% of income before income taxes and extraordinary loss, in the 1994 period, compared to $8,451,000, or 55.0% of income before income taxes and extraordinary loss, in the 1993 period. The effective income tax rate for both periods was higher than the statutory rate primarily because of non-deductible goodwill amortization.

      As a result of the foregoing factors, the Company had net income before extraordinary loss of $15,983,000, or 5.2% of net sales, for the first six months of 1994, compared to net income before extraordinary loss of $6,920,000, or 2.8% of net sales, for the first six months of 1993.

      In connection with the debt refinancing activities described above (see Financial Statements Notes 3 and 4), the Company incurred an extraordinary loss of $868,000 net of taxes, in the second quarter of 1994. The Company also incurred an
                                        -11-
extraordinary loss of $10,496,000, net of taxes, in the second quarter of 1993 as a result of debt refinancing activities undertaken in the second quarter of 1993. After giving effect to these extraordinary losses, the Company had net income of $15,115,000 in the first six months of 1994 compared to a net loss of $3,576,000 in the first six months of 1993.


Financial Condition

      For the first six months of 1994, net cash provided by operating activities totaled $18,847,000, primarily as a result of income from operations, partially offset by increases in working capital. Cash used for investing activities during the first six months of 1994 amounted to $21,861,000, and was primarily used for acquiring leasehold improvements, furniture and fixtures for opening new and expanded stores and for renovating stores; and for acquisition of the property for and commencement of construction of a new distribution center in Louisville, Kentucky. Cash provided by financing activities during the first six months of 1994 amounted to $3,979,000, representing net proceeds of $30,414,000 from the Offering, the borrowing of $26,000,000 under the Revolving Credit Agreement and the proceeds of $2,121,000 received upon the exercise of employee stock options, offset by the payment of $56,000,000 in retirement of the old bank credit agreement.

      Accounts receivable increased to $54,953,000 at July 30, 1994 from $49,279,000 at January 29, 1994, an increase of $5,674,000 or 11.5%. This increase was partially attributable to Ann Taylor credit card receivables, which increased approximately $4,185,000, and to third-party credit card receivables (American Express, MasterCard and VISA), which increased $2,110,000 due to the timing of payments by third-party credit card issuers. Ann Taylor credit card sales were 7.5% higher in the second quarter of 1994 compared to the last quarter of 1993, which is partially attributable to the increase in total sales compared to the prior period.

      Merchandise inventories increased to $68,308,000 at July 30, 1994 from $60,890,000 at January 29, 1994, an increase of $7,418,000. The higher inventory level at July 30, 1994 was attributable to the purchase of inventory for new and expanded stores opened in the first six months of 1994, anticipation of store square footage increases in the fall of 1994 and planned comparable store sales growth.

      On July 29, 1994 the Company entered into the Revolving Credit Agreement which provides the Company with a revolving credit facility of $75,000,000 (see Financial Statements Note 3). The Company borrowed funds under this facility to prepay in full its obligations outstanding under, and cancelled, its prior bank credit agreement. At July 30, 1994, $26,000,000 was outstanding under the Revolving Credit Agreement.

      At July 30, 1994, $34,566,000 was outstanding under AnnTaylor Funding, Inc.'s receivables facility. AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the receivables facility, depending upon its accounts receivable balance.

      The Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, totaled $25,062,000, $4,303,000, and $10,004,000 in 1993, 1992 and 1991, respectively.
Capital expenditures totaled $21,900,000 in the first six months of 1994. The Company now expects its capital expenditure requirements for the remainder of 1994 to be approximately $20,000,000, plus approximately $12,000,000 for the Company's new distribution center currently under construction in Louisville, Kentucky. The actual amount of the Company's capital expenditures will depend, in part, on the number of stores opened, expanded and refurbished, and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores.

      Dividends and distributions from AnnTaylor, Inc. to the Company are restricted by both the Revolving Credit Agreement and the indenture relating to AnnTaylor, Inc.'s
8-3/4% Subordinated Notes due 2000. The payment by the Company of cash dividends on its Common Stock is restricted by the Company's guarantee of obligations under the Revolving Credit Agreement.

      In order to finance its operations and capital requirements, the Company expects to use internally generated funds and funds available to it under the Revolving Credit Agreement. The Company believes that cash flow from operations and funds available under the Revolving Credit Agreement will be sufficient to enable it to meet its ongoing cash needs for the foreseeable future.

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


Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits:

                    10.4 Credit Agreement, dated as of July 29, 1994, between AnnTaylor, Inc., Bank of America National Trust and Savings Association ("Bank of America"), Fleet Bank, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by Reference to Exhibit 10.4 on Form 10-Q of AnnTaylor, Inc. for the Quarter ended July 30, 1994 filed on September 12, 1994.

                    10.5 Guaranty, dated as of July 29, 1994, made by the Company in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.5 on Form 10-Q of AnnTaylor, Inc. for the Quarter ended July 30, 1994 filed on September 12, 1994.

                    10.6 Pledge Agreement, dated as of July 29, 1994, made by AnnTaylor, Inc. in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of AnnTaylor, Inc. for the Quarter ended July 30, 1994 filed on September 12, 1994.

                    10.7 Pledge Agreement, dated as of July 29, 1994, made by the Company in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of AnnTaylor, Inc. for the Quarter ended July 30, 1994 filed on September 12, 1994.

                    27 Financial Data Schedule for the six months ended July 30, 1994.


            (b)     Reports on Form 8-K:

                     None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AnnTaylor Stores Corporation


Date: September 12, 1994                         By: /s/ Paul E. Francis
      --------------------                          --------------------------
                                                    Paul E. Francis
                                                      Executive Vice President -
                                                      Finance and Administration
                                                      (Chief Financial Officer)


Date: September 12, 1994                         By: /s/ Walter J. Parks
      --------------------                          --------------------------
                                                    Walter J. Parks
                                                      Vice President  - Finance
                                                      (Principal Accounting
                                                      Officer)