Form 10-Q
period 1994-10-29
ANNTAYLOR STORES CORP
filed 1994-12-12
CIK 874214

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 29, 1994.

                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                     Commission File No. 33-28522

                      ANNTAYLOR STORES CORPORATION
- - ----------------------------------------------------------------------

        (Exact name of registrant as specified in its charter)

      Delaware                               13-3499319
- - --------------------------------    ------------------------------------
(State of other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)


142 West 57th Street, New York, NY                      10019
- - ----------------------------------                    -----------
(Address of principal executive offices)               (Zip Code)

                             (212) 541-3300
- - ----------------------------------------------------------------------
            (Registrant's telephone number, including area code)

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
          Class                           October 29, 1994
         ------                           ----------------
  Common Stock, $.0068 par value             23,143,248
=======================================================================



                            INDEX TO FORM 10-Q


                                                                  Page No.
  PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements
            Condensed Consolidated Statements of Operations
               for the Quarters and Nine Months Ended
               October 29, 1994 and October 30, 1993                 3
            Condensed Consolidated Balance Sheets at
               October 29, 1994 and January 29, 1994                 4
            Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended October 29, 1994
               and October 30, 1993                                  5
            Notes to Condensed Consolidated Financial Statements     6

     Item 2.   Management's Discussion and Analysis of Operations    9

  PART II. OTHER INFORMATION
     Item 6.   Exhibits and Reports on Form 8-K                      14

========================================================================

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ANNTAYLOR STORES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Quarters and Nine Months Ended October 29, 1994 and October 30,1993
                                   (unaudited)


                                          Quarters Ended  Nine Months Ended
                                       ------------------ -----------------
                                        Oct 29,   Oct 30,  Oct 29,  Oct 30,
                                          1994     1993     1994     1993
                                          ----    ------   ------   ------
                                    (in thousands, except per share amounts)

  Net sales                            $164,632 $122,025 $469,851 $367,037
  Cost of sales                          87,576   64,929  251,970  199,001
                                        -------  -------  -------  -------

  Gross profit                           77,056   57,096  217,881  168,036
  Selling, general and administrative
    expenses                             54,826   41,870  152,635  122,717
  Amortization of goodwill                2,377    2,376    7,130    7,130
                                        -------  -------  -------  -------

  Operating income                       19,853   12,850   58,116   38,189
  Interest expense                        3,642    3,917   10,215   13,994
  Other (income) expense, net               (10)      (2)     316     (111)
                                        -------  -------  -------  -------

  Income before income taxes and
    extraordinary loss                   16,221    8,935   47,585   24,306
  Income tax provision                    7,937    4,614   23,318   13,065
                                        -------  -------  -------  -------

  Income before extraordinary loss        8,284    4,321   24,267   11,241

  Extraordinary loss (net of income tax
     benefit of $654,000 and $5,652,000,
     respectively)                         ---      ---     (868)  (10,496)
                                        -------  -------  ------   -------

    Net income                          $ 8,284  $4,321  $23,399  $    745
                                        =======  ======  =======  ========

    Net income per share of common
      stock:
      Income per share before
        extraordinary loss              $   .35  $  .20  $ 1.05   $   .51
      Extraordinary loss per share          ---     ---    (.04)     (.48)
                                        -------  ------  ------   -------

      Net income per share              $   .35  $  .20  $ 1.01   $   .03
                                        =======  ======  ======   =======

      Weighted average number of shares
         and share equivalents
         outstanding                     23,693  22,128  23,208    21,857
                                        =======  ======  ======   =======



  See accompanying notes to condensed consolidated financial statements.
  =========================================================================

                             ANNTAYLOR STORES CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         October 29, 1994 and January 29, 1994


                                                       Oct 29,    Jan 29,
                                                        1994       1994
                                                        -----     -------
                                                     (unaudited)
                                                         (in thousands)
                                  ASSETS
Current assets
   Cash                                               $  2,841   $    292
   Accounts receivable, net of allowances of
     $802,000 and $787,000, respectively                60,919     49,279
   Merchandise inventories                             104,324     60,890
   Prepaid expenses and other current assets             6,186      7,184
   Deferred income taxes                                 3,750      3,750
                                                       -------    -------
     Total current assets                              178,020    121,395
Property and equipment, net of accumulated
   depreciation of $33,231,000 and $28,703,000,
   respectively                                         71,610     48,053
Deferred financing costs, net of accumulated
   amortization of $771,000 and $643,000,
   respectively                                          2,969      4,990
Goodwill, net of accumulated amortization of
   $54,843,000 and $47,713,000, respectively           325,407    332,537
Deferred income taxes                                    1,500      1,500
Investment in CAT                                        3,353      2,245
Other assets                                             2,393      2,679
                                                      --------    -------
     Total assets                                     $585,252   $513,399
                                                      ========   ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                   $ 46,673   $ 37,564
   Accrued expenses                                     17,055     16,252
   Accrued interest                                      4,722      1,955
   Accrued rent                                          4,905      3,584
   Current portion of long-term debt                       ---      8,757
                                                       -------   --------
     Total current liabilities                          73,355     68,112
Long-term debt                                         189,049    180,243
Other liabilities                                        5,933      5,773
Commitments and contingencies
Stockholders' equity
   Common stock, $.0068 par value; 40,000,000 shares
     authorized; 23,076,152 and 21,902,811 shares
     issued, respectively                                  157        149
   Additional paid-in capital                          309,864    271,810
   Warrants to acquire 60,250 and 446,249 shares of
    common stock, respectively                             981      7,378
   Retained earnings (accumulated deficit)               6,643    (16,756)
   Deferred compensation on restricted stock             (185)      (119)
                                                       ------     ------
                                                       317,460    262,462
   Less treasury stock, 67,096 and 450,817 shares,
     respectively, at cost                                (545)    (3,191)
                                                       -------    -------
        Total stockholders' equity                     316,915    259,271
                                                       -------    -------
        Total liabilities and stockholders' equity    $585,252   $513,399
                                                      ========   ========



    See accompanying notes to condensed consolidated financial statements.

===========================================================================

                       ANNTAYLOR STORES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended October 29, 1994 and October 30, 1993
                                 (unaudited)
                                                       Nine Months Ended
                                                   ------------------------
                                                   Oct 29, 1994 Oct 30, 1993
                                                   ------------ ------------
                                                          (in thousands)
Operating activities:
   Net income                                         $23,399      $   745
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Extraordinary loss                                1,522       16,148
      Equity earnings in CAT                           (1,108)        (409)
      Provision for loss on accounts receivable         1,193          984
      Depreciation and amortization                     8,591        6,323
      Amortization of goodwill                          7,130        7,130
      Accretion of original issue discount                ---        2,864
      Amortization of deferred financing costs            793        1,005
      Amortization of deferred compensation               280          209
      Deferred income taxes                               ---         (250)
      Loss on disposal of property and equipment        1,125          288
      (Increase) decrease in:
         Receivables                                  (12,833)      (8,107)
         Merchandise inventories                      (43,434)     (12,462)
         Prepaid expenses and other current assets        998        5,379
      Increase (decrease) in:
         Accounts payable                               9,109        7,110
         Accrued expenses                               4,891       (1,281)
         Other non-current assets and liabilities, net    446          527
                                                       ------       ------
   Net cash provided by operating activities            2,102       26,203
Investing activities:
   Purchases of property and equipment                (33,273)     (13,897)
   Investment in CAT                                      ---       (1,640)
                                                       ------       ------
         Net cash used by investing activities        (33,273)     (15,537)
                                                       ------       ------
Financing activities:
   Decrease in bank overdrafts                            ---       (2,361)
   Borrowings under line of credit agreement              ---        6,500
   Payments of long-term debt                             ---      (96,969)
   Exercise of stock options                            3,551        9,233
   Repurchase of Debt Securities                          ---      (93,689)
   Net proceeds from 8-3/4% Subordinated Notes            ---      107,387
   Payments of financing costs                           (294)      (3,505)
   Repayment of note due from stockholder                 ---          999
   Repayment of 10% Junior Subordinated Notes             ---      (14,641)
   Proceeds from (payment of) Term Loan                (56,000)     80,000
   Borrowing under revolving credit facility            53,000         ---
   Net proceeds from common stock offering              30,414         ---
   Net borrowing on receivables facility                 3,049         ---
                                                        ------      ------
   Net cash provided by (used by) financing activities  33,720      (7,046)
                                                        ------      ------
Net increase in cash                                     2,549       3,620
Cash, beginning of period                                  292         226
                                                        ------      ------
Cash, end of period                                    $ 2,841     $ 3,846
                                                       =======     =======
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest            $ 6,655     $ 7,601
                                                       =======     =======
   Cash paid during the period for income taxes        $21,065     $ 3,744
                                                       =======     =======


   See accompanying notes to condensed consolidated financial statements.

   =========================================================================
                      ANNTAYLOR STORES CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)


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

   It is not considered necessary to include detailed footnote information as of October 29, 1994 and October 30, 1993. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 1993 Annual Report to Stockholders.


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

                             Quarters Ended          Nine Months Ended
                      ========================== =========================
                      Oct 29, 1994  Oct 30, 1993 Oct 29, 1994 Oct 30, 1993
                      ------------  ------------ ------------ ------------
   Common shares        22,988,502    21,398,685   22,570,307   21,162,644
   Warrants                 60,250       453,434      100,126      482,296
   Stock options           644,571       275,962      538,119      211,692
                        ----------    ----------   ----------   ----------
                        23,693,323    22,128,081   23,208,552   21,856,632
                        ==========    ==========   ==========   ==========


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

   The Revolving Credit Agreement has an initial term of three years. There are no amortization payments required to be made under the agreement during its term, although the Company is required to reduce the outstanding loan balance under the facility to $50,000,000 or less for thirty consecutive days during fiscal 1994, to $40,000,000 or less for thirty consecutive days during fiscal 1995, and to $30,000,000 or less for thirty consecutive days in each fiscal year thereafter. The revolving credit facility bears interest at a rate per annum equal to, at the Company's option, Bank of America's (1) Base Rate or (2) Eurodollar rate plus .75%. The Revolving Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders and maintaining certain financial ratios and specified levels of net worth.

   The following summarizes long-term debt outstanding at October 29, 1994:

                                          (in thousands)

     Revolving Credit Facility               $  53,000
     8-3/4% Notes                              100,000
     Receivables Facility                       36,049
                                             ---------
        Total Long-term Debt                 $ 189,049
                                             =========


4. Extraordinary Item
   -------------------
   On May 18, 1994, the Company completed a public offering of its common stock (the "Offering") in which it issued and sold 1,000,000 shares of common stock at a price of $32.00 per share, resulting in aggregate net proceeds of $30,414,000 (after payment of underwriting discounts and expenses of the Offering payable by the Company). As required by the Company's then-existing bank credit agreement, $30,000,000 of the net proceeds of the Offering were used to reduce the amount of the Term Loan outstanding under that agreement. The non-cash charge associated with the payment on the Term Loan with the proceeds of the Offering and refinancing of long term debt (see Note 3) resulted in an extraordinary loss of $1,522,000 ($868,000 net of taxes).

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

   On November 22, 1994, the Selling Stockholders filed with the Securities and Exchange Commission Notices on Form 144 of the proposed sale of an aggregate of 804,000 shares of Common Stock held by them. Upon sale of such shares, the interest of the Selling Stockholders and other affiliates of Merrill Lynch Capital Partners would be reduced to approximately
28.9% of the Company's Common Stock.



5. Supplementary Data
   ------------------

   The unaudited pro forma income before extraordinary loss, income before extraordinary loss per share and weighted average shares outstanding, assuming the Offering had occurred at the beginning of the year, would have been $24,522,000, $1.04 and 23,508,000, respectively for the nine months ended October 29, 1994. Such computation reflects interest expense savings of $500,000 related to the reduction of the term loan with the net proceeds of the Offering.

==============================================================================

Item 2.  Management's Discussion and Analysis of Operations
         --------------------------------------------------

Results of Operations


                                  Quarters Ended    Nine Months Ended
                                -----------------  -------------------
                                Oct. 29, Oct. 30,  Oct. 29,   Oct. 30,
                                  1994     1993      1994       1993
                                  ----     ----      ----       ----
   Number of Stores:
   Open at beginning of period    235       219       231        219
   Opened during period            18         6        26          7
   Expanded during period*          8         4        21          7
   Closed during period           ---       ---         4          1
   Open at end of period          253       225       253        225

   Type of Stores Open at End of Period:
      AnnTaylor Stores                                231        219
      AnnTaylor Factory Stores                         17          6
      AnnTaylor Studio Stores**                         5        ---

   ----------------------

   * Expanded stores are excluded from comparable store sales for the first year following expansion.

   ** The Company's free-standing shoe and accessory store concept.



Quarter Ended October 29, 1994 Compared to Quarter Ended October 30, 1993
- - --------------------------------------------------------------------------

   The Company's net sales in the third quarter of 1994 increased to $164,632,000 from $122,025,000 in the third quarter of 1993, an increase of $42,607,000 or 34.9% over the third quarter of 1993. The increase in net sales was attributable to the opening of new stores, the expansion of existing stores and a 13.9% increase in comparable store sales, partially offset by the closing of 4 stores during the first half of 1994. The increase in comparable store sales was due primarily to positive customer response to the Company's merchandise assortments.

   Gross profit as a percentage of net sales was 46.8% in the third quarter of 1994 and in the third quarter of 1993.

   Selling, general and administrative expenses decreased to 33.3% of net sales in the third quarter of 1994 compared to 34.3% in the third quarter of 1993. The decrease as a percentage of net sales was primarily attributable to an increase in net sales at a rate greater than the rate of increase in selling, general and administrative expenses, principally as a result of improved leverage on fixed expenses resulting from strong comparable store sales growth, an increase in sales from the Company's factory stores, which have lower store operating expenses than full price Ann Taylor stores, and improved expense management.

   As a result of the foregoing, operating income increased to $19,853,000, or 12.1% of net sales, in the third quarter of 1994 from $12,850,000, or 10.5% of net sales, in the third quarter of 1993. Amortization of goodwill was $2,377,000 in the third quarter of 1994 and $2,376,000 in the third quarter of 1993. Operating income, without giving effect to such amortization in either year, was $22,230,000, or 13.5% of net sales, in the 1994 period and $15,226,000, or 12.5% of net sales, in the 1993 period.

   Interest expense was $3,642,000, including $180,000 of non-cash interest expense, in the third quarter of 1994, and $3,917,000, including $325,000 of non-cash interest expense, in the third quarter of 1993. The decrease in interest expense is primarily attributable to the reduction of the Company's term loan with the net proceeds from the Offering in May 1994.

   The income tax provision was $7,937,000, or 48.9% of income before income taxes and extraordinary loss, in the third quarter of 1994 compared to $4,614,000, or 51.6% of income before income taxes and extraordinary loss, in the third quarter of 1993. The effective income tax rate for both periods was higher than the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $8,284,000, or 5.0% of net sales, for the third quarter of 1994 compared to net income of $4,321,000, or 3.5% of net sales, for the third quarter of 1993.

   AnnTaylor Stores Corporation conducts no business other than the management of AnnTaylor, Inc.



Nine Months Ended October 29, 1994 Compared to Nine Months Ended
October 30, 1993
- - ------------------------------------------------------------------

   The Company's net sales increased to $469,851,000 in the first nine months of 1994, from $367,037,000 in the first nine months of 1993, an increase of $102,814,000, or 28.0%. The increase in net sales was attributable to the opening of new stores, the expansion of existing stores and an 11.5% increase in comparable store sales, partially offset by the closing of 4 stores during the first six months of 1994. The increase in comparable store sales was due primarily to positive customer response to the Company's merchandise assortments.

   Gross profit as a percentage of net sales increased to 46.4% in the first nine months of 1994, from 45.8% in the first nine months of 1993. The increase in gross margin reflected a higher level of full price selling and lower levels of promotional activity.

   Selling, general and administrative expenses represented 32.5% of net sales in the first nine months of 1994, compared to 33.4% of net sales in the first nine months of 1993. The decrease as a percentage of net sales was primarily attributable to an increase in net sales at a rate greater than the rate of increase in selling, general and administrative expenses, principally as a result of improved leverage on fixed expenses resulting from strong comparable store sales growth, an increase in sales from the Company's factory stores, which have lower store operating expenses than full price Ann Taylor stores, and improved expense management.

   As a result of the foregoing, operating income increased to $58,116,000, or 12.4% of net sales, in the first nine months of 1994, from $38,189,000, or 10.4% of net sales, in the first nine months of 1993. Amortization of goodwill was $7,130,000 in the first nine months of 1994 and in the first nine months of 1993. Operating income, without giving effect to such amortization in either year, was $65,246,000, or 13.9% of net sales, in the 1994 period and $45,319,000, or 12.3% of net sales, in the 1993 period.

   Interest expense was $10,215,000, including $793,000 of non-cash interest expense, in the first nine months of 1994 and $13,994,000, including $3,869,000 of non-cash interest expense, in the first nine months of 1993. The decrease in interest expense is attributable to lower interest rates applicable to the Company's debt obligations in the 1994 period, resulting principally from refinancing transactions entered into in the fall of 1993 and the reduction of the Company's term loan with the net proceeds from the Offering in May 1994.

   The income tax provision was $23,318,000, or 49.0% of income before income taxes and extraordinary loss, in the 1994 period, compared to $13,065,000, or 53.8% of income before income taxes and extraordinary loss, in the 1993 period. The effective income tax rate for both periods was higher than the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income before extraordinary loss of $24,267,000, or 5.2% of net sales, for the first nine months of 1994, compared to net income before extraordinary loss of $11,241,000, or 3.1% of net sales, for the first nine months of 1993.

   In connection with the debt refinancing activities described above (see Financial Statements Notes 3 and 4), the Company incurred an extraordinary loss of $868,000 net of taxes, in the second quarter of 1994. The Company also incurred an extraordinary loss of $10,496,000, net of taxes, in the second quarter of 1993 as a result of debt refinancing activities undertaken in the second quarter of 1993. After giving effect to these extraordinary losses, the Company had net income of $23,399,000 in the first nine months of 1994 compared to a net income of $745,000 in the first nine months of 1993.




Financial Condition
- - --------------------

   For the first nine months of 1994, net cash provided by operating activities totaled $2,102,000, primarily as a result of income from operations adjusted for non-cash items, partially offset by increases in working capital. Cash used for investing activities during the first nine months of 1994 amounted to $33,273,000, and was primarily used for acquiring leasehold improvements, furniture and fixtures for opening new and expanded stores and for renovating stores; and for acquisition of the property for and commencement of construction of a new distribution center in Louisville, Kentucky. Cash provided by financing activities during the first nine months of 1994 amounted to $33,720,000, primarily representing net proceeds of $30,414,000 from the Offering and the borrowing of $53,000,000 under the Revolving Credit Agreement, offset by the payment of $56,000,000 in retirement of the old bank credit agreement.

   Accounts receivable increased to $60,919,000 at October 29, 1994 from $49,279,000 at January 29, 1994, an increase of $11,640,000 or 23.6%. This increase was primarily attributable to Ann Taylor credit card receivables, which increased approximately $9,404,000, and to third-party credit card receivables (American Express, MasterCard and VISA), which increased $1,012,000 due to the timing of payments by third-party credit card issuers. Ann Taylor credit card sales were 21.1% higher in the third quarter of 1994 compared to the last quarter of 1993, which is partially attributable to the increase in total sales compared to the prior period.

   Merchandise inventories increased to $104,324,000 at October 29, 1994 from $60,890,000 at January 29, 1994, an increase of $43,434,000. The higher inventory level at October 29, 1994 was attributable to the purchase of inventory for new and expanded stores opened in the first nine months of 1994, anticipation of store square footage increases in the fourth quarter of 1994, timing of receipt of goods, a change in merchandise mix to include expanded shoe, accessory and fragrance lines (items which historically have slower inventory turns), and planned comparable store sales growth.

   On July 29, 1994 the Company entered into the Revolving Credit Agreement which provides the Company with a revolving credit facility of $75,000,000 (see Financial Statements Note 3). The Company borrowed funds under this facility to prepay in full its obligations outstanding under, and cancelled, its prior bank credit agreement. At October 29, 1994, $53,000,000 was outstanding under the Revolving Credit Agreement.

   At October 29, 1994, $36,049,000 was outstanding under AnnTaylor Funding, Inc.'s receivables facility. AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the receivables facility, depending upon its accounts receivable balance.

   The Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, totaled $25,062,000, $4,303,000, and $10,004,000 in 1993, 1992 and 1991,
respectively. Capital expenditures totaled $33,273,000 in the first nine months of 1994. The Company now expects its capital expenditure requirements for the remainder of 1994 to be approximately $12,500,000, plus approximately $10,800,000 for the Company's new distribution center currently under construction in Louisville, Kentucky.

   Dividends and distributions from AnnTaylor, Inc. to the Company are restricted by both the Revolving Credit Agreement and the indenture relating to AnnTaylor, Inc.'s 8-3/4% Subordinated Notes due 2000. The payment by the Company of cash dividends on its Common Stock is restricted by the Company's guarantee of obligations under the Revolving Credit Agreement.

   In order to finance its operations and capital requirements, the Company expects to use internally generated funds and funds available to it under the Revolving Credit Agreement. The Company believes that cash flow from operations and funds available under the Revolving Credit Agreement will be sufficient to enable it to meet its ongoing cash needs for the forseeable future. The Company does however anticipate increasing the amount it may borrow under the existing credit agreement and is currently negotiating with the agent.

=============================================================================


PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

               10.8 Employment Agreement dated as of February 1, 1994 between the Company and Sally Frame Kasaks.

               27 Financial Data Schedule for the nine months ended October 29, 1994.


         (b)  Reports on Form 8-K:

                None


=============================================================================



                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor Stores Corporation

Date: December 9, 1994              By: /s/  Paul E. Francis
      ---------------------             ------------------------------------
                                        Paul E. Francis
                                         Executive Vice President -Finance
                                         and Administration
                                         (Chief Financial Officer)


Date: December 9, 1994              By: /s/  Walter J. Parks
      ---------------------             ------------------------------------
                                        Walter J. Parks
                                         Vice President  - Finance
                                         (Principal Accounting Officer)