Form 10-K
period 1995-01-28
ANNTAYLOR STORES CORP
filed 1995-04-28
CIK 874214

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-K

(Mark One)
X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED].

              For the fiscal year ended January 28, 1995

                               OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

                Commission File No. 1-10738

                 ANNTAYLOR STORES CORPORATION
   ---------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

          DELAWARE                               13-3499319
- --------------------------------             -----------------
(State or other jurisdiction of        (I.R.S. Employer Identification
incorporation or organization)                      Number)

      142 West 57th Street, New York, NY             10019
- --------------------------------------------     ------------------
 (Address of principal executive offices)          (Zip Code)

                              (212) 541-3300
                     -------------------------------
           (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class            Name of each exchange on which registered
   Common Stock,                    The New York Stock Exchange
  $.0068 Par Value

        Securities registered pursuant to Section 12(g) of the Act:
                                  None.

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X      No____.

     Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   Yes  X       No ____.

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of April 10, 1995 was $509,684,815.

     The number of shares of the registrant's Common Stock outstanding as of April 10, 1995 was 23,109,618.

               Documents Incorporated by Reference:
                               None.

=======================================================================
                                 PART I

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

   The first Ann Taylor store was opened in New Haven,
Connecticut in 1954.   Over the years, the number of stores
gradually expanded, and by 1981, there were 36 stores. Allied Stores Corporation ("Allied Stores") acquired the then parent of Ann Taylor in 1981 and began a rapid expansion program for the Ann Taylor stores, which continued after Allied Stores was acquired by the Campeau Corporation in 1986. Ann Taylor grew significantly after 1981, with the number of stores increasing to 119 by the end of 1988, at which time Ann Taylor was acquired by the Company (the "Acquisition"). As of January 28, 1995, the Company operated 262 stores in 38 states and the District of Columbia.

   In May 1991, the Company completed an initial public offering (the "IPO") in which it issued and sold 6,882,395 shares of its common stock, par value $.0068 per share (the "Common Stock"), at a price of $26.00 per share, resulting in aggregate net proceeds of approximately $166,541,000 (after payment of expenses of the offering by the Company). The net proceeds from the IPO were used to repurchase certain debt securities issued by Ann Taylor in connection with financing the Acquisition. The Company completed a public offering of an additional 1,000,000 shares of Common Stock (the "Offering") at a price of $32.00 per share in May 1994. The net proceeds of the Offering were used to reduce the Company's outstanding long-term debt by $30,000,000.

   The Company believes that the Ann Taylor name is a fashion brand, defining a distinctive collection of apparel, shoes and accessories which emphasizes classic styles, updated to reflect current fashion trends. The Company's merchandising strategy focuses on offering career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a total wardrobing strategy.

   This total wardrobing strategy is reinforced by an emphasis on customer service. Ann Taylor sales associates assist customers in merchandise selection and wardrobe coordination, helping them achieve the "Ann Taylor look" while reflecting the customers' personal styles. The Company believes that its customer base consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers is working women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

   Since becoming Chairman and Chief Executive Officer in February 1992, Sally Frame Kasaks has redirected the Company's merchandising and marketing efforts to enhance the position of Ann Taylor as a fashion brand. The Company's growth strategy has been broadened to include not only the opening of new stores in new and existing markets, but also the expansion of existing stores and the introduction of product line extensions and additional channels of distribution. The principal elements of the Company's strategy include:

   * Emphasis on product design and development to reinforce the exclusivity of Ann Taylor merchandise by expanding the Company's fabric and merchandise design team.

   * Renewed focus on consistent quality and fit by strengthening the production management team responsible for technical design and factory and merchandise quality assurance.

   * Development of the Company's global and direct sourcing capabilities to reduce costs and shorten lead times. The Company increased its merchandise purchases through its direct sourcing joint venture, which acts as an agent exclusively for Ann Taylor, placing orders directly with manufacturers, from 23.5% of merchandise purchased in fiscal 1993 to 36.3% in fiscal 1994. See "Business -- Merchandise Design and Production".

   * Development of a merchandise pricing structure that emphasizes consistent every day value rather than promotions, adding to the credibility of the Ann Taylor brand.

   * Introduction of product line extensions building on the strength of the Ann Taylor brand name. Over the past three years, the Company has (i) increased its presence in casual wear by introducing its own line of denim known as ATdenim,
     (ii) introduced Ann Taylor petites, (iii) introduced its signature fragrance "destination" and a limited line of related personal care products, (iv) introduced its "Action" label active wear line and (v) begun testing "Navy label" merchandise, which offers career separates and dresses at somewhat higher price points to compete with designer bridge and diffusion lines. See "Business -- Merchandising".

   * Introduction of two larger store prototypes.  Since
     1993, most new and expanded Ann Taylor Stores average approximately 6,000 square feet and, in certain premier markets, new and expanded stores are approximately 10,000 to 12,000 square feet. These store prototypes are designed to allow the proper presentation of Ann Taylor product extensions, reinforce the Ann Taylor total wardrobing concept and improve customer service and ease of shopping. See "Business -- Expansion".

   * Introduction of additional channels of distribution. In addition to its Ann Taylor Stores, at the end of fiscal 1994 the Company operated 21 Ann Taylor Factory Stores, which were introduced beginning in 1993, and five AnnTaylor Studio stores, a free-standing shoe and accessory store concept introduced in fall 1994. In 1995 the Company will begin testing AnnTaylor Loft stores, a moderate price store concept. See "Business -- Merchandising".

   * Increased investment in more sophisticated point-of-sale and inventory management systems, including the integration of the Company's merchandise planning, store assortment planning, and merchandise allocation and replenishment systems. These enhancements are designed to enable the Company to manage its business more effectively and cost efficiently by improving customer service and providing the ability to better manage inventory levels. See "Business -
     - Information Systems".

  * Construction of a 256,000 square foot distribution center in Louisville, Kentucky to replace, in late spring
     1995, the Company's existing 90,000 square foot distribution facilities in Connecticut. See "Properties".


Merchandising

   The Company's Ann Taylor Stores offer a distinctive collection of career and casual separates, dresses, tops, weekend wear, shoes and accessories, consisting primarily of exclusive Ann Taylor brand name fashions. The Company's merchandising strategy focuses on achieving the "Ann Taylor look" which emphasizes classic styles, updated to reflect current fashion trends. Ann Taylor Stores offer a variety of coordinated apparel and an assortment of shoes and accessories, to enable customers to assemble complete outfits. Sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the Ann Taylor look while reflecting the customers' personal styles. The Company encourages sales associates to become familiar with regular customers to assist these customers in finding merchandise suited to their tastes and wardrobe needs. The Company has a liberal return policy, which it believes is comparable to those offered by better department stores and other specialty retail stores.

   A principal element of the Company's business strategy since 1992 has been the introduction of product line extensions. For example, Ann Taylor shoes, which were sold in 99 Ann Taylor Stores in 1992, were expanded to 157 stores by the end of fiscal 1994, as well as the Company's five AnnTaylor Studio stores. In fall 1992, the Company increased its presence in casual wear by introducing its own line of denim known as "ATdenim", that is sold in all Ann Taylor Stores and store concepts, other than the Ann Taylor Studio stores. In fall 1993, Ann Taylor petites was tested in the career separates and dress categories in 25 Ann Taylor Stores; by the end of fiscal 1994, a broader range of Ann Taylor petites was carried in 119 Ann Taylor Stores. In fall 1994, the Company introduced a fragrance and limited line of personal care products under the name "destination", which is sold in all Ann Taylor Stores and store concepts. The Company intends to expand the products included in its "destination" personal care line by fall 1995. In fall 1994, the Company also introduced a line of active wear now sold under the "Action" label, which will be sold in all Ann Taylor Stores and store concepts other than the Studio stores. In spring 1995 the Company began testing Ann Taylor "navy label" merchandise in the career separates and dress categories in 30 Ann Taylor Stores and the Company's catalog. Navy label merchandise is intended to compete with designer bridge and diffusion lines and is priced approximately 30% higher than traditional Ann Taylor label merchandise.

   In addition to expanding the Company's product lines, principal element of the Company's growth strategy since 1992 has been the introduction of additional channels of distribution. The Company began testing Ann Taylor Factory
Stores as an additional channel of distribution in 1993.   Ann
Taylor Factory Stores, which are located in factory outlet malls, serve as a clearance vehicle for merchandise from Ann Taylor Stores and also sell merchandise produced specifically for the Factory Stores. Merchandise produced specifically for the Factory Stores has an average initial price approximately 25% to 35% lower than the average initial price of merchandise carried in Ann Taylor Stores. Ann Taylor Factory Stores also sell certain products that the Company believes represent exceptional value, such as ATdenim, Action wear, and the "destination" fragrance and personal care line, concurrently with and at the same price as the Ann Taylor Stores. In 1994, approximately 30% of the merchandise sold in Ann Taylor Factory Stores represented clearance merchandise from Ann Taylor Stores, 65% was merchandise manufactured specifically for the Factory Stores, and 5% was merchandise sold concurrently at both Ann Taylor Stores and Factory Stores. Commencing in 1995, merchandise produced specifically for these stores will bear an Ann Taylor Factory Stores label. The Company expects to reduce the amount of merchandise produced specifically for Ann Taylor Factory Stores in 1995.

   The success of the Company's Factory Stores led the Company to initiate, in 1995, a test of a moderate price store concept, Ann Taylor Loft, for customers who have an appreciation for the Ann Taylor fashion viewpoint and style, but have a smaller budget for apparel and accessories. Merchandise in these stores will cover the full assortment of career and casual separates, dresses, tops, weekend wear and accessories under the Ann Taylor Loft label and shoes under The Shoe Loft label, and will be priced approximately 25% to 30% lower than merchandise carried in the Ann Taylor Stores. Loft stores will also carry ATdenim, Action wear and the "destination" product line concurrently with and at the same prices as the Ann Taylor Stores and the Ann Taylor Factory Stores.

   In fall 1994, the Company began testing AnnTaylor Studio stores, a free standing shoe and accessory store concept. These stores carry the broadest selection of Ann Taylor footwear and also offer Ann Taylor hosiery, small leather accessories such as belts and handbags, and the "destination" product line. As of January 28, 1995, the Company had five Ann Taylor Studio stores. The Company intends to continue testing the Ann Taylor Studio store concept, and will open approximately five Studio stores in fiscal 1995.


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

   The Company's production management department establishes the technical specifications for all Ann Taylor merchandise, inspects and certifies factories in which Ann Taylor merchandise is produced, conducts periodic inspections of factories while goods are in production to identify potential problems prior to shipment of merchandise by vendors, and upon receipt, inspects merchandise on a test basis for uniformity of sizes and colors, as well as for overall quality of manufacturing.

   The Company is continuing to develop its capability to source its merchandise directly with manufacturers. The Company believes that direct sourcing improves its competitive position by reducing costs and shortening lead times. To this end, in May 1992, the Company commenced a joint venture known as CAT U.S., Inc. ("CAT") with Cygne Designs, Inc. ("Cygne"), which was formed for the purpose of acting as a sourcing agent exclusively for Ann Taylor, placing merchandise orders directly with manufacturers. Merchandise purchased by Ann Taylor through CAT represented 36.3% and 23.5% of all merchandise purchased by the Company in 1994 and 1993, respectively. The Company currently owns a 40% interest in CAT.

   In 1994, the Company purchased merchandise from approximately 141 vendors, including five vendors each of whom accounted for 4% or more of the Company's merchandise purchases: CAT (36.3%), Cygne (14.3%), Parigi (5.5%), Depeche (4.7%) and D.S. Studio (4.5%). In 1994, nearly all of the Company's merchandise was purchased from domestic vendors, including CAT. Consistent with the retail apparel industry as a whole, most of the Company's domestic vendors import a large portion of their merchandise from abroad. Substantially all of the merchandise purchased through CAT is manufactured outside the United States. The Company's suppliers (other than
CAT) include vendors who either manufacture merchandise or supply merchandise manufactured by others, as well as vendors that are both manufacturers and suppliers.

   The Company cannot predict whether any of the foreign countries in which its products are currently manufactured or any of the countries in which the Company may manufacture its products in the future will be subject to future import restrictions by the U.S. government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs or quotas, or both, against apparel items could affect the importation of apparel generally and, in that event, could increase the cost or reduce the supply of apparel available to the Company and adversely affect the Company's business, financial condition and results of operations. The Company's merchandise flow may also be adversely affected by political instability in any of the countries in which its goods are manufactured, significant fluctuation in the value of the U.S. dollar against foreign currencies and restrictions on the transfer of funds.

   The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any supplier, although it does have an equity investment in CAT. The Company believes it has a good relationship with its suppliers and that, as the number of stores increases and existing stores are expanded, there will continue to be adequate sources that will be able to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

   The Company's agreement with Cygne relating to the parties' ownership of CAT provides that, at any time after July 1, 1995 either Cygne or Ann Taylor may offer to purchase the other party's interest in CAT. The party that receives the offer then has the option to either accept the offer and sell its interest in CAT on the terms offered, or purchase the offering party's interest in CAT on the terms offered. The closing of such purchase would occur upon six months' prior notice, but not before February 5, 1996. There can be no assurance that if the Company were to offer to purchase Cygne's interest in CAT, that Cygne would not elect instead to purchase the Company's interest or that, if Cygne were to offer to purchase the Company's interest in CAT, that such offer would reflect the value of such interest, that the Company would have the financial ability to purchase Cygne's interest in CAT at the offered price, or that, if Cygne were to purchase the Company's interest in CAT, the Company would be able to continue to do business with CAT on terms having the same economic effect as its current arrangement or to replace CAT as a merchandise sourcing agent on similar terms.


Inventory Control and Merchandise Allocation

   The Company's merchandise planning and allocation department analyzes each store's size, location, demographics, sales and inventory history to determine the quantity of merchandise to be purchased for and the allocation of merchandise to the Company's stores. Upon receipt, merchandise is allocated in order to achieve an emphasis that is suited to each store's customer base.

   Merchandise typically is sold at its original marked price for several weeks, with the length of time varying by item. The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation or changes in customer preference or if it is determined that the inventory will not sell at its currently marked price. Marked down items that are not sold after several more weeks are generally moved to the Company's Factory Stores where additional markdowns may be taken. In 1994, inventory turned 4.6 times. Inventory turnover is determined by dividing net cost of goods sold by the average of the cost of inventory at the beginning and end of the period.

   The Company uses a centralized distribution system, under which the Company's distribution center receives, processes and distributes Ann Taylor merchandise, other than hosiery which is shipped from the manufacturer directly to the Company's stores. In 1994, the Company also utilized a contract distribution center in Connecticut to distribute merchandise to its Factory Stores. Merchandise is shipped to the Company's stores nearly every business day. In 1994, the Company commenced construction of a 256,000 square foot distribution facility in Louisville, Kentucky that is expected to replace the Company's existing Connecticut distribution facilities in late spring 1995. See "Properties" and "Management's Discussion and Analysis".


Stores

   As of January 28, 1995, the Company operated 262 stores in 38 states and the District of Columbia, including 236 Ann Taylor Stores, 21 Ann Taylor Factory Stores, and five Ann Taylor Studio stores. The following table sets forth by state the stores that were open as of January 28, 1995:
Locations by State
           Number                Number                   Number
             of                    of                       of
 State     Stores     State      Stores    State          Stores
- -------    ------     --------   ------   --------------  -------
Alabama         2     Louisiana       4   North Carolina     5
Arizona         3     Maryland        6   Ohio              13
Arkansas        1     Massachusetts  13   Oklahoma           3
California     44     Michigan        8   Oregon             1
Colorado        4     Minnesota       5   Pennsylvania      12
Connecticut    10     Mississippi     1   Rhode Island       1
Dist Columbia   5     Missouri        6   South Carolina     2
Florida        20     Nebraska        1   Tennessee          5
Georgia         5     Nevada          2   Texas             12
Hawaii          2     New Hampshire   2   Utah               2
Illinois       12     New Jersey     11   Virginia           8
Indiana         2     New Mexico      2   Washington         2
Kentucky        2     New York       22   Wisconsin          1


   As of January 28, 1995, the Company's 236 Ann Taylor stores were distributed as follows: 113 stores were located in regional malls, 61 stores were in upscale specialty centers, 37 stores were in village locations, and 25 stores were in downtown locations. The Company's 21 Factory Stores were all located in factory outlet centers. The Company's five AnnTaylor Studio stores were located in regional malls in which there is also an Ann Taylor Store.

   The Company selects store locations that it believes are convenient for its customers. Store locations are determined on the basis of various factors, including geographic location, demographic studies, anchor tenants in a mall location, other specialty stores in a mall or specialty center location or in the vicinity of a village location, and the proximity to professional offices in a downtown or village location. Ann Taylor Factory Stores are generally located in factory outlet malls in which co-tenants include a significant number of nationally recognized upscale brand names.

   Ann Taylor Stores opened prior to January 30, 1993 averaged 3,300 square feet in size, with the exception of three stores that ranged between 10,300 square feet and 12,500 square feet. During 1992, the Company designed two new store prototypes for its Ann Taylor Stores. The first is a store model of approximately 5,500 square feet, on which most new and expanded stores opened since 1993 are based. The Company also designed a new larger store prototype of approximately 10,000 to 12,000 square feet, which is reserved for certain premier markets that management believes can support such a store. Both new store prototypes incorporate modified display features, fixtures and fitting rooms. The Company believes that these store formats enhance the Company's ability to merchandise its customer offerings and reinforce its total wardrobing concept, provide area necessary for the proper presentation of Ann Taylor shoes, petites and other product line extensions, and improve customer service and ease of shopping. The typical Ann Taylor Store has approximately 19% of its total square footage allocated to stockroom and other non-selling space.

   In fall 1995, the Company will open two Ann Taylor Stores in excess of 25,000 square feet each, one on Madison Avenue in New York City, and the other on Post Street in San Francisco. These two larger stores will represent the fullest assortment of Ann Taylor merchandise, and are expected to include amenities unique to these stores, such as business centers and personal shoppers. The Madison Avenue store replaces the Company's former store on 57th Street in New York City that was 12,500 square feet. The 57th Street store was closed on January 31, 1995 at the end of that store's lease term. The Company is currently occupying an 8,000 square foot temporary location on 57th Street, in order to accommodate its customers while the Madison Avenue store is under construction.

   In 1993 the Company began testing Ann Taylor Factory Stores as an additional channel of distribution, by converting its four then-existing clearance centers to the Ann Taylor Factory Store format and opening five new Ann Taylor Factory Stores. In 1994, the Company opened an additional 12 Ann Taylor Factory Stores. The Factory Stores average 6,000 square feet and are located in factory outlet malls. Outlet malls appeal to consumers' increasing orientation to value and to manufacturers' and retailers' desire for additional channels of distribution and control over liquidation of their product.

   The success of the Company's Factory Stores and consumers' continuing emphasis on value has led the Company to begin testing, in 1995, a separate moderate priced store concept under the name "Ann Taylor Loft". Ann Taylor Loft stores will be approximately 10,000 square feet and initially will be located in factory outlet malls.

   In 1994 the Company also introduced five Ann Taylor Studio shoe and accessory stores, all located in regional malls in which the Company also has an Ann Taylor Store. Ann Taylor Studio stores average approximately 1,800 square feet. For more information regarding the Company's different store formats, see "Business -- Merchandising".

Expansion

   Ann Taylor has grown significantly since the Acquisition, with the number of stores increasing from 119 at the beginning of 1989 to 262 at the end of 1994, and with net sales increasing from approximately $353,900,000 in 1989 to approximately $658,800,000 in 1994. The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor Stores ("ATS"), Ann Taylor Factory Stores ("ATO"), and Ann Taylor Studio stores ("ATA") since the consummation of the Acquisition in the beginning of the 1989 fiscal year:

                             Number of Stores
            ------------------------------------------------------
            Total Stores               ATS     ATS
              open at      Opened    expanded closed   Open at end
Fiscal      beginning of   during     during  during   of fiscal
Year        fiscal year  fiscal year  fiscal  fiscal      year
year
- ----        ----------- ------------  -------  ------    -----------
                        ATS ATO  ATA                ATS ATO ATA
                        --- ---  ---                --- --- ---
1989            119(a)   20  1(b) ---    2       1  138  1  ---
1990            139      29  3(b) ---    3       1  166  4  ---
1991            170      33 ---   ---    3       3  196  4  ---
1992            200      20 ---   ---    5       1  215  4  ---
1993            219       8   5   ---   12       1  222  9  ---
1994            231      18  12     5   24(c)    4  236 21    5


(a) Prior to 1989, the Company did not operate any factory stores or clearance centers.

(b) Prior to 1993, ATO stores served only as clearance centers for Ann Taylor Store merchandise.

(c) One ATO store was also expanded in 1994.


   An important aspect of the Company's business strategy is a real estate expansion program that is designed to reach new customers through the opening of new stores, as well as the expansion of existing stores in order to accommodate product extensions and improve customer service. As market conditions warrant and as sites become available, the Company adds additional stores or expands the size of existing stores, in major cities and their affluent suburbs where Ann Taylor already has a presence. The Company also opens new stores in additional cities that it believes have a sufficient concentration of its target customers. Prior to 1993, the real estate expansion program focused primarily on adding new Ann Taylor Stores.
Since developing the larger Ann Taylor Store prototypes in 1992, the Company views the expansion of existing stores as an integral part of the Company's expansion strategy. Stores expanded by more than 15% are excluded from comparable sales calculations until they have been open over one year at their expanded size.

   Another important aspect of the Company's business strategy is the addition of new channels of distribution through new store concepts. The Company's real estate efforts support this strategy by seeking real estate sites compatible with each particular concept.

   Once an appropriate site has been selected and a lease signed, the Company generally requires a relatively short lead time to open a new store, with store construction typically taking approximately three months.

   In 1994, the Company opened 18 Ann Taylor Stores, 12 Factory Stores and 5 Studio stores, expanded 24 existing Ann Taylor Stores and one existing Factory Store, and closed 4 Ann Taylor Stores, resulting in a net increase in the Company's total store square footage from approximately 929,000 square feet to approximately 1,173,000 square feet, a net increase of approximately 244,000 square feet or 26.3%. Approximately 71.6% of this additional square footage was opened during the second half of 1994. Capital expenditures for the Company's real estate expansion program totaled approximately $36.6 million in 1994, including expenditures for store refurbishing and store refixturing.

   The Company expects to increase store square footage by at least 500,000 square feet, or 42.6%, in 1995. Approximately 37% of this new square footage will be represented by new Ann Taylor Stores, approximately 38% will be new Ann Taylor Loft and Factory Stores, approximately 3% will be new Ann Taylor Studio stores, and approximately 22% will be attributable to the expansion of existing Ann Taylor Stores. The Company expects that capital expenditures for its 1995 real estate expansion program will be approximately $64.0 million, including expenditures for store refurbishing and store refixturing. The Company's ability to continue to increase store square footage will be dependent upon general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the negotiation of acceptable lease terms. See "Management's Discussion and Analysis--Liquidity and Capital Resources" for a discussion of the restrictions on capital expenditures in the Ann Taylor Revolving Credit Agreement.


Information Systems

   Over the past two years, the Company has increased its investment in computer hardware, systems applications and networks to speed customer service, to support the purchase and allocation of merchandise and to improve operating efficiencies.

   In spring 1994, the Company completed the roll out of a new point of sale system to all Ann Taylor stores. The new system allows the introduction of a number of features that will enable the Company to manage its business more effectively and cost efficiently. Through the new system, the Company has introduced on-line acknowledgment of inventory receipts and transfers, which results in more timely inventory information and a reduction in paperwork; and advance ship notices to stores prior to their receipt of merchandise, allowing better store labor planning. The new system permits automated promotional tracking, providing better information to the stores on current promotions and providing the results of these promotions to the Company's headquarters on a more timely basis. This allows the Company to respond more quickly and accurately to customer preferences. The new system will also permit on-line entry of time and attendance information and staff scheduling, improving accuracy and reducing paperwork.

   In 1994, the Company also made significant upgrades to its inventory management system. These upgrades, along with the new point of sale system, enabled the Company to introduce full price look-up in the stores in fall 1994 and provide for more timely information on inventory levels and improved analysis of sales trends. The enhanced information will also allow the Company to more fully integrate its merchandise planning and allocation systems. The Company expects that by the fall of 1995 its merchandise planning system, store assortment planning system, merchandise allocation system and merchandise replenishment system will be fully integrated, allowing the Company to respond more quickly to individual store trends and make allocations of merchandise more closely aligned with an individual store's customer base. The Company is also initiating systems integration with its suppliers. In spring 1994, the Company's first electronic data interchange relationship was implemented with its hosiery supplier, allowing quicker response to sales and facilitating more timely maintenance of in-store inventory levels in line with model stock levels.

   In July 1994, the Company provided all field management with portable computers which are capable of communicating with the central systems to obtain financial information and general communication. In 1995, the Company began establishing formal communication to certain suppliers via the primary public communication network. By late spring 1995, CAT will be fully integrated and on-line with the Company. The Company expects to have electronic communication to all primary suppliers by late fall 1995.


Customer Credit

   Customers may pay for merchandise with the Ann Taylor credit card, American Express, Visa, MasterCard, cash or check. Credit card sales were 77.7% of net sales in 1994, 77.9% in 1993, and 77.6% in 1992. In 1994, 27.2% of net sales were made with the Ann Taylor credit card and 50.5% were made with third-party credit cards. Accounts written off in 1994 were $1,583,000, or 0.2% of net sales.

   Ann Taylor has offered customers its proprietary credit card since 1976. The Company believes that the Ann Taylor credit card enhances customer loyalty while providing the customer with additional credit. At January 28, 1995, the Company had over 480,000 credit accounts that had been used during the past 18 months.


Advertising and Promotion

   The Company views its fashion catalog, which is mailed principally to Ann Taylor credit card holders, as its principal advertising vehicle. Prior to 1994, the Company also occasionally ran print advertisements in national women's fashion magazines such as Elle, Vogue and Harpers Bazaar. In 1994, the Company did not run any print or broadcast advertisements and does not expect to do so in the immediate future.


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

   The Company is also the owner in the United States of the trademark "ATdenim" for clothing and the trademark "destination" for fragrance and certain personal care items, and has applied for registration of certain other trademarks used by it, for example "Ann Taylor Loft", "The Shoe Loft" and "Action".

   The Company's rights in the "AnnTaylor" mark and the other marks used by it are a significant part of the Company's business, as the Company believes its marks are well-known in the women's retail apparel industry. Accordingly, the Company intends to maintain its AnnTaylor mark and related registrations. The Company is not aware of any claims of infringement or other challenges to the Company's right to use any of its marks in the United States.

   The Company owns registrations for the "AnnTaylor" mark for clothing in Brazil, Canada, Hong Kong, Japan and Taiwan, and owns or has applied for registration for the "AnnTaylor", "ATdenim", "destination" and "Action" marks for clothing and other goods in other countries as well.


Competition

   The women's retail apparel industry is highly competitive.
The Company believes that the principal bases upon which it competes are fashion, quality, value and service. The Company's Ann Taylor Stores and Ann Taylor Studio stores compete with certain departments in better national department stores such as Neiman Marcus, Saks Fifth Avenue, Lord & Taylor, Nordstrom and Bloomingdale's, as well as certain departments in regional department stores, such as Marshall Fields and Dillard's. The Company believes that it competes with these department stores by offering a focused merchandise selection, personalized service and convenience, as well as exclusive Ann Taylor fashions, which distinguish its goods from the goods carried by these department stores. Certain of the Company's product lines also compete with other specialty retailers such as Talbots, Ralph Lauren, The Limited, The Gap and Banana Republic. The Company believes that its focused merchandise selection, exclusive Ann Taylor brand name fashions, personalized service and convenience distinguish it from other specialty retailers. Many of the Company's competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company, and there is no assurance that the Company will be able to compete successfully with them in the future.


Employees

   Store management receives compensation in the form of salaries and performance-based bonuses. Sales associates are paid on an hourly basis plus performance incentives. A number of programs exist that offer incentives to both management and sales associates to increase sales and support the Company's total wardrobing strategy. For example, certain incentive programs offer individual associates payment for selling multiple wardrobe items and for achieving individual sales goals. Other programs provide bonuses or payments to all associates in a store that has achieved, for example, the highest percentage increase in sales for a given period.

   As of January 28, 1995, the Company had 5,258 employees, of whom 1,170 were full-time salaried employees, 1,501 were full-time hourly employees and 2,587 were part-time hourly employees working less than 30 hours per week. Approximately 86% of the Company's employees are eligible to participate in the Company's health insurance programs. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is good.


ITEM 2.  Properties

   As of January 28, 1995, the Company had 262 stores, all of which were leased. The leases typically provide for an initial five-to ten-year term and grant the Company the right to extend the term for one or two additional five-year periods. In most cases, the Company pays a minimum rent plus a contingent rent based on the store's net sales in excess of a specified threshold. The contingent rental payment is typically 5% of net sales in excess of the applicable threshold. Substantially all of the leases require the Company to pay insurance, utilities and repair and maintenance expenses and contain tax escalation clauses. The current terms of the Company's leases, including renewal options, expire as follows:

                    Fiscal
                 Years Lease      Number of
                 Terms Expire       Stores
                 ------------     ---------
                  1995-1997           37
                  1998-2000           20
                  2001-2003           23
                  2004 and later     182

   Ann Taylor leases corporate offices at 142 West 57th Street, New York, containing approximately 86,700 square feet. The lease for these premises expires in 2006. The Company is also leasing an additional 8,600 square feet of office space in the same building on a temporary basis. The lease for these additional premises expires in March 1996 with an option to extend this lease for an additional six months. Ann Taylor also leases office space in New Haven, which contains approximately 31,000 square feet. The lease for these offices expires in 1996.

   Ann Taylor leases its New Haven distribution center, which contains 78,790 square feet. The lease for this facility expires in September 1995. In 1994, the Company purchased property in Louisville, Kentucky on which it is constructing a 256,000 square foot facility to replace the Company's existing distribution center facilities in Connecticut. The Company expects to begin testing the flow of merchandise through this facility in May 1995 and expects the facility to be fully operational in late spring 1995. The Company expects capital expenditures to build and equip the distribution center to total approximately $16.0 million. See "Management's Discussion and Analysis".


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

   None.

=======================================================================

                               PART II


ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

   The Common Stock is listed and traded on the New York Stock Exchange under the symbol ANN. The number of holders of record of Common Stock at April 10, 1995 was 495. The following table sets forth the high and low closing sales prices for the Common Stock on the New York Stock Exchange during fiscal 1994 and fiscal 1993.

                                                 Market Price
                                             -------------------
                                                High       Low
                                             ---------   -------
       Fiscal Year 1994
        Fourth quarter                       $ 44 1/4     $31 7/8
        Third quarter                          44          35
        Second quarter                         41 1/8      31 1/2
        First quarter                          36          20 7/8

       Fiscal Year 1993
        Fourth quarter                       $ 28 1/4     $20 7/8
        Third quarter                          29 5/8      22 7/8
        Second quarter                         27 7/8      20
        First quarter                          23 1/4      17 7/8


   The Company has never paid dividends on the Common Stock and does not intend to pay dividends in the foreseeable future. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from Ann Taylor. The payment of dividends by Ann Taylor to the Company is subject to certain restrictions under Ann Taylor's bank revolving credit agreement (the "Revolving Credit Agreement") and the indenture relating to AnnTaylor, Inc's. 8-3/4% Subordinated Notes due 2000 (the "8-3/4% Notes"). The payment of cash dividends on the Common Stock by the Company is also subject to certain restrictions contained in the Company's guarantee of Ann Taylor's obligations under the Revolving Credit Agreement. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.


ITEM 6.  Selected Financial Data

   The following selected historical financial information for the periods indicated has been derived from the audited consolidated financial statements of the Company. Such financial statements audited by Deloitte & Touche llp, independent auditors, for the fiscal years 1994, 1993 and 1992 appear elsewhere in this report. The information set forth below should be read in conjunction with "Management's Discussion and Analysis" and the consolidated financial statements and notes thereto of the Company included elsewhere in this report. All references to years are to the fiscal year of the Company, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below had 52 weeks.

                                                    Fiscal Years Ended
                                  Jan 28,  Jan 29,  Jan 30,  Feb 1,   Feb 2,
                                    1995    1994      1993    1992    1991
                                  ------   -------  -------  ------  ------
                               (dollars in thousands, except per square foot
                                        data and per share data)
Operating Statement Information:
Net sales, including leased
 shoe departments(a)            $658,804  $501,649 $468,381 $437,711 $410,782
Cost of sales                    357,783   271,749  264,301  234,136  217,414
                                 -------   -------  -------  -------  -------
  Gross profit                   301,021   229,900  204,080  203,575  193,368
Selling, general and
 administrative expenses         214,224   169,371  152,072  150,842  125,872
Distribution center
 restructuring charge (b)            ---     2,000      ---      ---      ---
Amortization of goodwill (c)       9,506     9,508    9,504    9,506    9,484
                                 -------   -------  -------  -------  -------
  Operating income                77,291    49,021   42,504   43,227   58,012
Interest expense (d)              14,229    17,696   21,273   33,958   50,081
Stockholder litigation
 settlement (e)                      ---       ---    3,905      ---      ---
Other (income) expense, net          168      (194)     259      542      168
                                  ------   -------  -------  -------  -------
Income before income taxes and
  extraordinary loss              62,894    31,519   17,067    8,727    7,763
Income tax provision              30,274    17,189   11,150    7,703    6,657
                                --------   ------   -------  -------  -------
Income before extraordinary loss  32,620    14,330    5,917    1,024    1,106
Extraordinary loss (f)               868    11,121      ---   16,835      ---
                                --------   ------   -------  -------  -------
Net income (loss)                $31,752   $ 3,209  $ 5,917 $(15,811)  $1,106
                                 =======   =======  ======= ========   ======
Income per share before
 extraordinary loss               $ 1.40   $   .66  $   .28 $    .05   $  .08
Extraordinary loss per share (f)    (.04)     (.51)     ---     (.87)     ---
                                  ------   -------  ------- --------   ------
  Net income (loss) per share    $  1.36   $   .15  $   .28 $   (.82)  $  .08
                                 =======   =======  ======= ========   ======
Weighted average shares
 outstanding (in thousands)       23,286    21,929   21,196   19,326   14,160

Operating Information:
Percentage increase (decrease)
 in total comparable
 store sales  (g)                   13.7%     2.3%     (1.0)%   (5.6)%   2.3%
Percentage increase (decrease)
 in owned comparable
 store sales (g) (h)                13.7%     4.0%      0.8 %   (0.9)%   5.1%
Average net sales per
 gross square foot (i)            $  627   $  576   $   600    $ 642   $ 740
Number of stores:
  Open at beginning of the period    231      219       200      170     139
  Opened during the period            35       13        20       33      32
  Expanded during the period          25       12         5        3       3
  Closed during the period             4        1         1        3       1
  Open at the end of the period      262      231       219      200     170
Total store square footage at
 end of period                 1,173,000  929,000   814,000  746,000 619,000
Capital expenditures             $61,341  $25,062   $ 4,303  $10,004 $11,783
Depreciation and amortization,
 including goodwill (c)          $21,293  $18,013   $16,990  $15,709 $14,177

Working capital turnover (j)        8.5x    12.1x     16.8x    12.8x   12.4x
Inventory turnover (k)              4.6x     4.9x      5.3x     4.6x    4.6x

Balance Sheet Information
 (at end of period):
Working capital                 $102,181 $ 53,283  $ 29,539 $ 26,224 $ 42,234
Goodwill, net (c)                323,031  332,537   342,045  351,549  361,055
Total assets                     598,254  513,399   487,592  491,747  510,724
Total debt                       200,000  189,000   195,474  211,917  380,362
Stockholders' equity             326,112  259,271   245,298  229,464   47,483

(a) Prior to 1990, all shoes sold in Ann Taylor Stores were "Joan & David" shoes, sold in leased shoe departments by Joan & David Helpern, Inc. ("Joan & David") pursuant to a license agreement. In 1990, the Company introduced a line of Ann Taylor brand name shoes. Beginning in August 1990, Joan & David began a scheduled withdrawal of its leased shoe departments, vacating additional departments every six months through the end of fiscal 1992. As of February 1, 1993, Joan & David no longer operated leased shoe departments in any Ann Taylor stores. Sales from leased shoe departments were $8,207,000 in 1992, $16,056,000 in 1991 and $35,517,000 in
     1990.

(b) Relates to the relocation of the Company's distribution center, expected to be completed in late spring 1995, and represents a charge of $1,100,000 principally for severance and job training benefits and $900,000 for the write-off of the net book value of certain assets that are not expected to be used in the new facility. This charge reduced 1993 net earnings per share by $.05 per share.

(c) As a result of the Acquisition, which was effective as of January 29, 1989, $380,250,000, representing the excess of the allocated purchase price over the fair value of the Company's net assets, was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

(d) Includes non-cash interest expense of $978,000, $4,199,000, $8,581,000, $12,243,000 and $18,294,000 in the
     fiscal years 1994, 1993, 1992, 1991 and 1990, respectively, from amortization of deferred financing costs, in 1993, 1992, 1991 and 1990, accretion of original issue discount and the issuance of additional 10% junior subordinated exchange notes due 2004 in 1992, 1991 and 1990.

(e) Relates to the settlement in January 1993 of a stockholder class action lawsuit that was filed against the Company and certain other defendants in October 1991.

(f) In fiscal 1994, Ann Taylor incurred an extraordinary loss of $1,522,000 ($868,000, or $.04 per share, net of income tax benefit), in connection with the prepayment of long-term debt with the proceeds of the Offering. In fiscal 1993, Ann Taylor incurred an extraordinary loss of $17,244,000 ($11,121,000, or $.51 per share, net of income tax benefit) due to debt refinancing activities. In fiscal 1991, Ann Taylor incurred an extraordinary loss of $25,900,000 ($16,835,000, or $.87 per share, net of income tax benefit), in connection with the repurchase of a portion of its then outstanding debt securities with proceeds from the IPO.

(g) Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not open during the same month of the prior period. A store opened within the first two weeks of a month is deemed to have been opened on the first day of that month and a store opened later in a month is deemed to have been opened on the first day of the next month. For example, if a store were opened on June 8, 1992, its sales from June 8, 1992 through year-end 1992 and its sales from June 1, 1993 through year-end 1993 would be included in determining comparable store sales for 1993, compared to 1992. In addition, in a year with 53 weeks, the extra week is not included in determining comparable store sales. For periods prior to 1993, when a store's square footage was increased as a result of expansion or relocation in the same mall or specialty center, the store continued to be treated as a comparable store after the expansion. Commencing with stores expanded in fiscal 1993, any store the square footage of which is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.

(h) Excludes sales from leased shoe departments for periods prior to fiscal 1993.

(i) Average net sales per gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

(j) Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.

(k) Inventory turnover is determined by dividing net cost of goods sold (excluding costs of leased shoe departments) by the average of the cost of inventory at the beginning and end of the period.



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   Ann Taylor has grown significantly since the Acquisition, with the number of stores increasing from 119 at the beginning of 1989 to 262 stores at the end of 1994. During fiscal 1994, the Company expanded 25 stores, added 35 new stores and closed 4 stores, resulting in a net increase in the Company's square footage of approximately 244,000 square feet, or 26.3% over total store square footage of 929,000 square feet at the end of 1993. The Company expects to increase square footage by at least 500,000 square feet, or 42.6%, in fiscal 1995. The Company expects that approximately 37% of this new square footage will be represented by new Ann Taylor Stores, approximately 38% will be new Ann Taylor Loft and Factory Stores, approximately 3% will be new Ann Taylor Studio stores, and approximately 22% will be attributable to the expansion of existing Ann Taylor Stores. The Company's ability to continue to expand will be dependent upon general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations. See "Business--Expansion".

   The Company's net sales do not show significant seasonal variation, although net sales in the third and fourth quarters have traditionally been higher than in the first and second quarters. The Company believes that its merchandise is purchased primarily by women who are buying for their own wardrobes rather than as gifts, and the Company historically has experienced only moderate increases in net sales during the Christmas season. As a result of these factors, the Company has not had significant overhead and other costs generally associated with large seasonal variations.

   The following table shows the distribution of the Company's annual net sales and operating income by quarter for 1994, 1993 and 1992:

                    Fiscal 1994      Fiscal 1993         Fiscal 1992
                   ---------------   ------------       --------------
                             Oper-          Oper-                Oper-
                   Net       ating   Net    ating       Net      ating
                   Sales     Income  Sales  Income(a)   Sales    Income
                  ------     ------  -----  ---------   -----    --------
 First Quarter     22.0%      25.3%  24.0%    24.3%     24.5%     26.6%
 Second Quarter    24.3       24.2   24.9     25.3      24.0      19.5
 Third Quarter     25.0       25.7   24.3     25.2      24.6      34.6
 Fourth Quarter    28.7       24.8   26.8     25.2      26.9      19.3
                  -----      -----  -----   ------     -----    ------
                  100.0%     100.0% 100.0%   100.0%    100.0%    100.0%
                  =====      =====  =====    =====     =====     =====

(a) Excludes the $2,000,000 charge to earnings relating to the Company's announced relocation of its distribution center.


Comparable Store Sales

   The following table sets forth for the years 1994, 1993 and 1992 certain information regarding the percentage increase (decrease) over the prior year's sales in (i) total comparable store sales and (ii) owned comparable sales (consisting of total comparable store sales less leased shoe department comparable sales, which were phased out by February 1, 1993):

                             Fiscal      Fiscal      Fiscal
                              1994        1993        1992
                             ------      ------      ------
Comparable store sales:
 Owned sales                  13.7%       4.0%        0.8%
 Total                        13.7        2.3        (1.0)


   The Company believes that the increase in owned comparable store sales was primarily due to improved customer acceptance of merchandise offerings, including product extensions introduced in 1994 and 1993, and in 1992, to promotional activities.



Results of Operations

   The following table sets forth operating statement data expressed as a percentage of net sales for the historical periods indicated:

                                         Fiscal      Fiscal       Fiscal
                                          1994        1993         1992
                                         ------      ------       -------
Net sales (including leased shoe
 departments in 1992)                    100.0%      100.0%        100.0%
Cost of sales                             54.3        54.2          56.4
                                         -----       -----         -----
   Gross profit (a)                       45.7        45.8          43.6
Selling, general and administrative
 expenses                                 32.5        33.8          32.5
Distribution center restructuring charge   ---         0.4           ---
Amortization of goodwill                   1.5         1.8           2.0
                                         -----       -----         -----
   Operating income                       11.7         9.8           9.1
Interest expense                           2.2         3.5           4.6
Stockholder litigation settlement          ---         ---           0.8
Other (income) expense, net (b)            ---         ---           ---
                                         -----       -----         -----
Income before income taxes and
  extraordinary loss                       9.5         6.3           3.7
Income tax provision                       4.6         3.4           2.4
                                         -----       -----         -----
Income before extraordinary loss           4.9         2.9           1.3
Extraordinary loss                         0.1         2.3           ---
                                         -----       -----         -----
    Net income                             4.8%        0.6%          1.3 %
                                         =====       =====         =====


(a) Gross profit margin on net sales, excluding leased shoe departments, was 44.1% in 1992. Gross profit margin on leased shoe department net sales was 14.4% in 1992.

(b) Other (income) expense, net was less than 0.1% of net sales in 1994, 1993 and 1992.


Fiscal 1994 Compared to Fiscal 1993

   The Company's net sales increased to $658,804,000 in 1994 from $501,649,000 in 1993, an increase of $157,155,000, or
31.3%. The increase in net sales was attributable to the inclusion of a full year of operating results for the 13 stores opened and 12 stores expanded during 1993, the opening of 35 new stores and expansion of 25 stores in 1994 and a 13.7% increase in comparable store sales. The 13.7% increase in comparable stores sales was due primarily to customer acceptance of the Company's merchandise offerings in 1994, including product extensions such as Ann Taylor petites, shoes and "destination". The sales increase was partially offset by the closing of four stores in 1994.

   Gross profit as a percentage of net sales decreased slightly to 45.7% in 1994 from 45.8% in 1993. This decrease was attributable to increased cost of goods sold resulting from lower initial markups, offset by lower markdowns associated with reduced promotional activities.

   Selling, general and administrative expenses as a percentage of net sales decreased to 32.5% in 1994 from 33.8% in 1993. The decrease was primarily attributable to the leveraging of four-wall expenses over a larger sales base and was partially offset by increased expenditures relating primarily to the Company's information systems, expansion of the Company's merchandising and product design teams, and higher catalog expenses.

   Operating income increased to $77,291,000, or 11.7% of net sales, in 1994, from $49,021,000, or 9.8% of net sales, in 1993.
Operating income for 1993 was reduced by a $2,000,000 restructuring charge representing .4% of net sales.
Amortization of goodwill from the Acquisition was $9,506,000 in 1994 and $9,508,000 in 1993. Operating income without giving effect to such amortization was $86,797,000, or 13.2% of net sales, in 1994, and $58,529,000, or 11.6% of net sales, in 1993.


   Interest expense was $14,229,000, including $978,000 of non-cash interest expense, in 1994 and $17,696,000, including $4,199,000 of non-cash interest expense, in 1993. The decrease in interest expense is attributable to lower interest rates applicable to the Company's debt obligations in the 1994 period, resulting principally from refinancing transactions entered into in the fall of 1993 and summer of 1994 and the reduction of the Company's long-term debt with the net proceeds from the Offering in May 1994. After taking into account the Company's interest rate swap agreement (see Financial Statement Note 4), all of the Company's debt obligations bear interest at variable rates. The weighted average interest rate on the Company's outstanding indebtedness at January 28, 1995 was 8.90% compared to 6.22% at January 29, 1994. Because the Company's debt bears interest at variable rates, the Company's interest expense for fiscal 1994 is not necessarily indicative of interest expense for future periods. See "Liquidity and Capital Resources".

   The income tax provision was $30,274,000, or 48.1% of income before income taxes and extraordinary loss, in the 1994 period compared to $17,189,000, or 54.5% of income before income taxes and extraordinary loss, in 1993. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

   In connection with the debt refinancing activities undertaken by the Company in 1994 (see Financial Statement Notes 3 and 4), the Company incurred an extraordinary loss of $1,522,000 ($868,000 net of income tax benefit). The Company also incurred an extraordinary loss of $17,244,000 ($11,121,000 net of income tax benefit) in 1993 as a result of debt refinancing activities undertaken in that year.

   As a result of the foregoing factors, the Company had net income of $31,752,000, or 4.8% of net sales, for 1994 compared to net income of $3,209,000, or 0.6% of net sales, for 1993.


Fiscal 1993 Compared to Fiscal 1992

   The Company's net sales increased to $501,649,000 in 1993 from $468,381,000 in 1992, an increase of $33,268,000, or 7.1%.
The increase in net sales was attributable to the inclusion of a full year of operating results for the 20 stores opened during 1992, the opening of 13 new stores and expansion of 12 stores in 1993 and a 2.3% increase in comparable store sales. The 2.3% increase in total comparable stores sales was due primarily to customer acceptance of the Company's merchandise offerings in 1993. The increase in net sales was partially offset by the closing of one store in 1993. Net sales included $29,922,000 and $25,638,000 from Ann Taylor brand shoes in 1993 and 1992, respectively.

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

   Operating income increased to $49,021,000, or 9.8% of net sales, in 1993, from $42,504,000, or 9.1% of net sales, in 1992.
As described below, 1993 operating income was reduced by a $2,000,000, or 0.4% of net sales, charge to earnings relating to the Company's announced relocation of its distribution center facilities from New Haven, Connecticut to Louisville, Kentucky. Amortization of goodwill from the Acquisition was $9,508,000 in 1993 and $9,504,000 in 1992. Operating income without giving effect to such amortization was $58,529,000, or 11.6% of net sales, in 1993, and $52,008,000, or 11.1% of net sales, in 1992.

   In early 1994, the Company announced that it will be relocating its distribution centers from New Haven, Connecticut to Louisville, Kentucky. The Company recorded a $2,000,000 pre-tax restructuring charge ($1,140,000 net of income tax benefit, or $.05 per share), representing approximately $1,100,000 principally for severance and job training benefits, and approximately $900,000 for the write-off of the net book value of certain assets that are not expected to be utilized in the new facility. The Company selected Louisville, Kentucky as the site for its new distribution center facility because of Louisville's central location relative to the Company's stores, which is expected to result in reduced merchandise delivery times, the lower cost of construction in Louisville as compared to the Northeast, and economic incentives offered by the state of Kentucky.

   Interest expense was $17,696,000, including $4,199,000 of non-cash interest expense, in 1993 and $21,273,000, including $8,581,000 of non-cash interest expense, in 1992. The decrease is primarily attributable to lower interest rates resulting principally from refinancing transactions entered into in 1993. As a result of these refinancing transactions, the weighted average interest rate on the Company's outstanding indebtedness at January 29, 1994 was 6.22% compared to 9.50% at January 30, 1993. After taking into account the Company's interest rate swap agreement, all of the Company's debt obligations bear interest at variable rates. Therefore, the Company's interest expense for fiscal 1993 is not necessarily indicative of interest expense for future periods.

   The income tax provision was $17,189,000, or 54.5% of income before income taxes and extraordinary loss, in the 1993 period compared to $11,150,000, or 65.3% of income before income taxes, in 1992. The effective tax rates for both periods were higher than the statutory rates, primarily because of non-deductible goodwill expense. During fiscal 1993, the Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Adoption of SFAS 109 did not have a material effect on the results of operations.

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


Changes in Receivables and Inventories

   Accounts receivable increased to $61,211,000 at the end of 1994 from $49,279,000 at the end of 1993, an increase of $11,932,000, or 24.2%. This increase was partially attributable to Ann Taylor credit card receivables, which increased $8,554,000, or 20.8% to $49,731,000 in 1994; to third-party credit card receivables (American Express, Mastercard and Visa), which increased $820,000 due to the timing of payments by the third-party credit card issuers; and to construction allowance receivables, which increased $1,649,000 to $5,549,000 in 1994. Ann Taylor credit card sales were 19.7% higher in the last thirteen weeks of 1994 compared to the last thirteen weeks of 1993.

   Merchandise inventories increased to $93,705,000 at the end of 1994 from $60,890,000 at the end of 1993, an increase of $32,815,000, or 53.9%. The higher inventory level at the end of 1994 was principally attributable to the purchase of inventory for new and expanded stores that were opened in 1994 and planned square footage increases in spring 1995, an increase in inventories of shoes and accessories, including inventories of the Company's new "destination" fragrance and personal care products, and an increase in inventories for the Company's expanded mail order catalog business.

  Accounts payable increased to $36,625,000 at the end of 1994 from $33,087,000 at the end of 1993, an increase of $3,538,000, or 10.7%. The increase in accounts payable is primarily due to the increase in inventory at the end of fiscal 1994.


Liquidity and Capital Resources

   The Company's primary sources of working capital are cash flow from operations and borrowings under a $125 million revolving credit agreement (the "Revolving Credit Agreement"). The following sets forth material measures of the Company's liquidity:

                                               Fiscal Year
                                        -------------------------
                                          1994      1993      1992
                                        -------   -------    -------
                                           (dollars in thousands)
Cash provided by operating activities  $  17,149  $  47,322 $  23,579
Working capital                         $102,181  $  53,283 $  29,539
Current ratio                             2.55:1     1.78:1    1.38:1
Debt to equity ratio                       .61:1      .73:1     .80:1


   Cash provided by operating activities decreased in 1994 principally as a result of an increase in merchandise inventories and accounts receivable. The increase in working capital in 1994 results from the increase in accounts receivable and merchandise inventories, and a decrease in the current portion of long-term debt, offset by an increase in accounts payable.

   In July 1994, the Company completed the refinancing of its outstanding bank debt by entering into the Revolving Credit Agreement, which under its original terms provided for a revolving loan facility of $75,000,000. The Company borrowed funds under this revolving credit facility to prepay in full its outstanding Term Loan and other obligations under its then-existing bank credit agreement. The Revolving Credit Agreement was amended on January 27, 1995 to provide for borrowings of up to $125,000,000. Amounts borrowed under the Revolving Credit Agreement mature on July 29, 1997; however, the Company is required to reduce the outstanding balance under the Revolving Credit Agreement to $67,000,000 or less for a 30-day period in fiscal 1995 and to $50,000,000 or less for a 30-day period in each fiscal year thereafter. At January 28, 1995, the Company had $64,000,000 outstanding under the Revolving Credit Agreement.

   In July 1993, Ann Taylor entered into a $110,000,000 (notional amount) interest rate swap agreement. Under the agreement, the Company receives a fixed rate of 4.75% and pays a floating rate based on LIBOR, as determined in six month intervals. As of January 28, 1995, the Company was paying a variable rate of 6.75%. The swap agreement matures in July 1996.

   During the fourth quarter of fiscal 1993, Ann Taylor and its wholly owned subsidiary AnnTaylor Funding, Inc. entered into a receivables financing agreement due 1996 (the "Receivables Facility") secured by Ann Taylor credit card receivables. AnnTaylor Funding, Inc. can borrow up to $40,000,000 based on its accounts receivable balance. As of January 28, 1995, $36,000,000 was outstanding under this facility.

   The Company's capital expenditures totaled $61,341,000, $25,062,000, and $4,303,000 in 1994, 1993 and 1992,
respectively. Capital expenditures in 1994 include $12,818,000 for construction of the Company's Louisville, Kentucky distribution center and material handling equipment. Capital expenditures in 1994 also reflect increased average net construction costs for the opening of new stores, costs associated with the expansion of a greater number of existing stores, lower average landlord construction allowances and an increased investment in new management information systems. The Company expects its capital expenditure requirements to be approximately $75,000,000 in 1995, including $3,000,000 for completion of the distribution center and material handling equipment.

   The Revolving Credit Agreement imposes limits on the Company's ability to make capital expenditures by requiring the Company to maintain a minimum fixed charge coverage ratio. The computation of this ratio excludes capital expenditures for the distribution center. The actual amount of the Company's capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores. See "Business--Expansion".

   Dividends and distributions from Ann Taylor to the Company are restricted by both the Revolving Credit Agreement and the indenture for the 8-3/4% Notes.

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



ITEM 8.  Financial Statement and Supplementary Data

   The following consolidated financial statements of the Company for the years ended January 28, 1995, January 29, 1994 and January 30, 1993 are included as a part of this Report (See
Item 14):

   Consolidated Statements of Operations for the fiscal years ended January 28, 1995, January 29, 1994 and January 30,
    1993.

   Consolidated Balance Sheets as of January 28, 1995 and
    January 29, 1994.

   Consolidated Statements of Stockholders' Equity for the fiscal years ended January 28, 1995, January 29, 1994 and
    January 30, 1993.

   Consolidated Statements of Cash Flows for the fiscal years ended January 28, 1995, January 29, 1994 and January 30,
    1993.

   Notes to Consolidated Financial Statements.



ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.
=============================================================================

                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant

   The following table sets forth certain information regarding the executive officers of the Company as of January 28, 1995:


                                                            Term
Name           Age       Position and Offices             Expiration
- -----------   ----       ---------------------------      ------------
Sally Frame       50    Chairman, Chief Executive           1996
Kasaks                  Officer and Director of the
                        Company and Ann Taylor

Paul E. Francis   40    Executive Vice President -          1997
                        Finance and Administration,
                        Treasurer and Director of
                        the Company and Ann Taylor

Anthony D.        45    Senior Vice President -               ---
Atenasio                Planning & Allocation of Ann
                        Taylor

Joseph R.         48    Senior Vice President -               ---
Gromek (a)              General Merchandise Manager
                        of the Company and Ann
                        Taylor

Barry I. Shapiro  40    Senior Vice President and              ---
                        General Manager of Ann
                        Taylor Loft

Andrea M. Weiss    39   Senior Vice President,                 ---
                        Director of Stores of the
                        Company and Ann Taylor

Jocelyn F.L.        34  Vice President, General                ---
Barandiaran             Counsel and Corporate
                        Secretary of the Company and
                        Ann Taylor

Gerald S.           51  Director of the Company and            1997
Armstrong               Ann Taylor

James J. Burke,Jr.  43  Director of the Company and            1996
                        Ann Taylor

Robert C. Grayson   50  Director of the Company and            1995
                        Ann Taylor

Rochelle B.         47  Director of the Company and            1995
Lazarus                 Ann Taylor

Hanne M. Merriman   53  Director of the Company and            1997
                        Ann Taylor

(a) Mr. Gromek resigned from his position with the Company and Ann Taylor on April 18, 1995.

   Each member of the Board of Directors of the Company and Ann Taylor holds office for a three-year term and until his or her successor is elected and qualified. Mr. Grayson and Ms. Lazarus serve as members of the audit committee and Mr. Burke, Mr. Armstrong, Ms. Lazarus and Ms. Merriman serve as members of the compensation committee. Directors who are employees of the Company or Directors serving on the board as representatives of Merrill Lynch & Co., Inc. ("ML&Co.") or its affiliates do not receive any compensation for serving on either Board of Directors. In 1993, Messrs. Armstrong and Burke, together with other colleagues from ML Capital Partners, founded Stonington Partners, Inc., formerly known as First Capital Partners, Inc. In July 1994, Messrs. Armstrong and Burke left the employment of ML&Co., although each has continued as a director of Merrill Lynch Capital Partners, Inc. (the "ML Capital Partners") and the other companies, including the Company and Ann Taylor, in which ML&Co. or certain of its affiliates have equity investments and for which they were serving as a director in July 1994. In this connection, each of Messrs. Armstrong and Burke entered into a consulting agreement with ML&Co. which provides, among other things, for his continued availability to serve on the Board of Directors of the Company, Ann Taylor and such other companies, unless requested to resign by ML&Co., and for his compensation by ML&Co. for serving in such capacities and for other consulting services. Directors who are not representatives of ML&Co. or its affiliates or employees of the Company receive $20,000 in compensation plus $750 for each meeting attended.

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

   Paul E. Francis. Mr. Francis has been Executive Vice President - Finance and Administration of the Company and Ann Taylor since April 1993, Treasurer of the Company and AnnTaylor since February 1994, and a Director of the Company and Ann Taylor since consummation of the Acquisition in February 1989. He was a vice president of ML Capital Partners from July 1987 to April 1993 and a managing director of the Investment Banking Division of ML&Co. from January 1993 to April 1993. From January 1990 to January 1993, he was a director of the Investment Banking Division of ML&Co.

   Anthony D. Atenasio. Mr. Atenasio has been Senior Vice President - Planning & Allocation of Ann Taylor since December 1994. From March 1992 to December 1994, he was vice president - planning & distribution for The Sports Authority, Inc., a sporting goods superstore retailer. From August 1972 to March 1992, Mr. Atenasio worked for Ames Department Stores, Inc., formerly known as Zayre Discount Department Stores, Inc., where he held various senior positions in replenishment and merchandising.

   Joseph R. Gromek.  Mr. Gromek has been Senior Vice President
- - General Merchandise Manager of the Company and Ann Taylor from April 1993 to April 1995. From January 1991 to April 1993, Mr. Gromek was vice president - ready to wear at The Limited stores, a specialty women's apparel retailer and a division of The Limited, Inc., a specialty retailer. From September 1987 to December 1990, he was senior vice president/general merchandise manager - men's and shoes for Saks Fifth Avenue, a department store.

   Barry I. Shapiro. Mr. Shapiro has been Senior Vice President and General Manager of AnnTaylor Loft since March 1993. From November 1990 to October 1991, he was Vice President and Director of Merchandise Distribution and Quality Control and from October 1991 to March 1993 he was Vice President of Merchandise Administration of AnnTaylor. From February 1989 to November 1990, Mr. Shapiro was director of operations for Abraham & Strauss, a department store.

   Andrea M. Weiss. Ms. Weiss has been Senior Vice President, Director of Stores of the Company and Ann Taylor since July 1992. From April 1990 to July 1992, she was director of retail operations for the Walt Disney World Resort, a division of the Walt Disney Company. From November 1987 to April 1990, she was senior vice president - operations for the Naragansett Clothing Company, a specialty women's apparel retailer.

   Jocelyn F.L. Barandiaran. Ms. Barandiaran has been Vice President, General Counsel and Corporate Secretary of the Company and Ann Taylor since May 1992. From June 1985 to April 1992, she was a corporate mergers and acquisitions associate with the law firm of Skadden, Arps, Slate, Meagher & Flom.

   Gerald S. Armstrong. Mr. Armstrong has been a Director of the Company and AnnTaylor since February 1989. He has been a partner of Stonington Partners, Inc. ("Stonington Partners"), a private investment firm, since November 1993, and a director of Stonington Partners since August 1993. He was a partner of ML Capital Partners, a private investment firm associates with ML&Co., from May 1993 to June 1994, and was an executive vice president of ML Capital Partners from November 1988 through April 1993. Mr. Armstrong was a managing director of the Investment Banking Division of ML&Co. from November 1988 to June 1994. Mr. Armstrong is also a director of ML Capital Partners, First USA, Inc., Beatrice Foods, Inc., Blue Bird Corporation, World Color Press, Inc. and Wherehouse Entertainment, Inc.

   James J. Burke, Jr. Mr. Burke has been a Director of the Company and Ann Taylor since February 1989. He has been managing partner of Stonington Partners, a private investment firm, since November 1993 and a director of Stonington Partners since August 1993. He was a partner of ML Capital Partners, a private investment firm associated with ML&Co., from May 1993 through June 1994, and was president and chief executive officer of ML Capital Partners from January 1987 through April 1993.
Mr. Burke was a first vice president of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") from July 1988 through June 1994 and was a managing director of the Investment Banking Division of ML&Co. from April 1985 through June 1994. Mr. Burke is also a director of ML Capital Partners, Amstar Corporation, Borg-Warner Security Corporation, Supermarkets General Holdings Corporation, Pathmark Stores, Inc., United Artists Theater Circuit, Inc., Wherehouse Entertainment, Inc. and World Color Press, Inc.

   Robert C. Grayson. Mr. Grayson has been a Director of the Company and Ann Taylor since April 1992. Mr. Grayson has been president of Robert C. Grayson & Associates, Inc., a retail marketing consulting firm, since February 1992. Mr. Grayson has been vice chairman of the board of Tommy Hilfiger Corp., a men's apparel manufacturer and retailer, and chairman of the board of Tommy Hilfiger Retail, a subsidiary of such company since June 1994. From June 1985 to February 1992, Mr. Grayson was the president and chief executive officer of Lerner New York, a specialty women's apparel retailer and a division of The Limited, Inc., a specialty retailer. Mr. Grayson is also a director of Tommy Hilfiger Corp. and Sunglass Hut International, Inc.

   Rochelle B. Lazarus. Ms. Lazarus has been a Director of the Company and Ann Taylor since April 1992. She has been president of Ogilvy & Mather North America, an advertising agency, since April 1994 and was president of Ogilvy & Mather New York from June 1991 to April 1994. She was employed by Ogilvy & Mather Direct from 1987 to 1991, serving as President for the last two of those years.

   Hanne M. Merriman. Ms. Merriman has been a Director of the Company and Ann Taylor since December 1993. She has been the principal in Hanne Merriman Associates, retail business consultants, since January 1992, and from February 1990 to December 1990. From January 1991 to June 1992, Ms. Merriman was president and chief operating officer of Nan Duskin, Inc., a specialty women's apparel retailer, and from December 1988 to January 1990 was president and chief executive officer of Honeybee, Inc. a women's apparel retail catalog business and a division of Spiegel, Inc. Ms. Merriman is also a director of USAir Group, Inc., CIPSCO, Inc., Central Illinois Public Service Company, State Farm Mutual Automobile Insurance Company, The Rouse Company and T. Roe Price Mutual Funds. She is a member of the National Women's Forum and a trustee of the American-Scandinavian Foundation.


ITEM 11.  Executive Compensation

   The following summary compensation table sets forth information regarding the annual and long-term compensation awarded or paid for each of the last three fiscal years to these persons who were, for the fiscal year ended January 28, 1995, the Chief Executive Officer and the four other most highly compensated executive officers of the Company and Ann Taylor (collectively, the "named executives"). None of Mr. Francis, Mr. Gromek or Mr. Richardson was employed by the Company in fiscal year 1992; accordingly, no information is set forth in the table with respect to these officers for that year.

                                 TABLE I
            Summary of Compensation to Certain Executive Officers


                      Annual Compensation          Long Term Compensation
                  ---------------------------  ------------------------------
                                       Other                           All
                                       Annual              Securities  Other
Name and                               Compen- Restricted  Underlying Compen-
Principal   Fiscal Salary     Bonus    sation    Stock       Options  sation
Position     Year    ($)     ($) (a)     ($)    Awards ($)     (#)    ($) (b)
- --------    ------ ------    --------  ------  -----------  --------  -------
Sally Frame  1994  $750,000  $450,000  $ 8,303        --    170,000    $7,857
Kasaks,      1993  $650,000  $243,750      ---        --     30,000    $7,755
Chairman &   1992  $600,000  $150,000      --- 1,327,500(c) 200,000    $3,077
Chief Exec-
utive Officers

Paul E.      1994  $325,000  $156,000      ---       ---     80,000    $2,281
Francis      1993  $262,292  $ 80,167      ---       ---     70,000       ---
Executive    1992       ---       ---      ---       ---        ---       ---
Vice
President -
Finance &
Administration

Joseph R.    1994  $365,000  $131,400      ---      ---     60,000(e)  $4,330
Gromek (d)   1993  $282,468  $ 64,750      ---      ---     30,000(f)  $1,188
Sr. Vice     1992       ---       ---      ---      ---        ---        ---
President -
General
Merchandise
Manager

Andrea M.    1994  $254,600  $ 88,200      ---      ---     50,000     $2,757
Weiss        1993  $234,600  $ 50,625      ---      ---     15,000     $1,318
Sr. Vice     1992  $120,569  $ 35,000  $15,576      ---     25,000     $  180
President-
Director of
Stores

Randy        1994  $195,000  $ 58,500  $11,239      ---     30,000     $2,611
Richardson   1993  $185,000  $ 39,312  $64,189(h)   ---     20,000     $  583
Sr. Vice     1992       ---       ---      ---      ---        ---        ---
President -
Information
Services


(a) Bonus awards indicated for 1994 and 1993 were paid pursuant to the Company's Management Performance Compensation Plan. Bonus amounts indicated for 1992 were guaranteed bonus amounts paid to Ms. Kasaks pursuant to her 1992 Employment Agreement as in effect in 1992 and to Ms. Weiss in accordance with the terms of her compensation arrangement upon hire by the Company.

(b) Represents the amount of contributions made by the Company to its 401(k) Savings Plan (for Ms. Kasaks, $2,375 in 1994 and $4,350 in 1993; for Mr. Francis, $1,625 in 1994; for
     Mr. Gromek, $2,706 in 1994; for Mr. Richardson, $2,262 in 1994; and for Ms. Weiss, $2,275 in 1994 and $875 in 1993);
     and the cost of group term life insurance paid by the Company on behalf of qualifying executive officers during the years shown.

(c) Pursuant to the terms of her 1992 Employment Agreement prior to its amendment and restatement, Ms. Kasaks was awarded 60,000 shares of restricted stock, of which 15,000 vested upon hiring, and 15,000 shares vested at the end of each of fiscal years 1992, 1993, and 1994. For purposes of the above table, the 60,000 restricted shares have been valued at $22.125 per share, which was the closing market price of the Company's Common Stock on the New York Stock Exchange on the effective date of the grant. Ms. Kasaks would be entitled to receive dividends on these shares proportionately with the other holders of the Company's Common Stock, if dividends are paid. Ms. Kasaks has received no other awards of restricted stock from the Company.

(d) Mr. Gromek resigned from his position with the Company on April 18, 1995.

(e) 55,001 of these options were not vested at the time of Mr. Gromek's separation of employment and were cancelled on the separation date.

(f) 12,000 of these options were not vested at the time of Mr. Gromek's separation of employment and were cancelled on the separation date.

(g)  Mr. Richardson was promoted to Senior Vice President -
     Technology & Logistics effective February 20, 1995.

(h)  Represents $47,119 reimbursement of relocation expenses.


   The following table sets forth certain information with respect to stock options awarded during fiscal year 1994 to the named executives. These option grants are also reflected in Table I. In accordance with Securities and Exchange Commission (the "Commission") rules, the hypothetical realizable values for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of appreciation are prescribed by the Commission and are for illustration purposes only; they are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance and prospects.


                                   TABLE II
                    Stock Options Granted in Fiscal Year 1994




                          % of
                          Total                          Potential
                          Options                        Realizable
                # of      Granted                           Value
              Securities     to                           at Assumed
              Underlying Employees Exer-                 Annual Rates
                Options      in    cise    Expir-       of Stock Price
                Granted    Fiscal  Price   ation          Appreciation
                  (a)       1994 ($/Share)  Date      for Option Term (b)
              ---------  ------- --------  -----     --------------------
                                                       5% ($)     10% ($)
                                                     ---------    -------
Sally Frame
  Kasaks        170,000    21.59% $25.375  2/23/04  $2,712,900  $6,875,000
Paul E. Francis  80,000    10.16% $25.375  2/23/04   1,276,650   3,235,300
Joseph R. Gromek 60,000(c)  7.62% $25.375  2/23/04     957,500   2,426,500
Andrea M. Weiss  50,000     6.35% $25.375  2/23/04     797,900   2,022,000
Randy Richardson 30,000     3.81% $25.375  2/23/04     478,750   1,213,250

(a) One-third of the options granted to each of the named executives in 1994 are "time-vesting" options which vest 25% per year on each of the first through fourth anniversaries of the date of the grant. The remaining two-thirds of these options are "performance-vesting" options which become fully exercisable upon the earliest to occur of: (i) the ninth anniversary of the date of grant, (ii) the date on which the trading price of the Common Stock is at least $50.75 (representing a doubling of the stock price on the date of the grant) provided that this occurs before the fifth anniversary of the date of the grant, and (iii) the date on which the Company's aggregate consolidated net income before extraordinary items for four consecutive quarters after fiscal 1993 equals at least $2.13 per share (representing a tripling of fiscal year 1993 net income before extraordinary items), provided that this occurs before the fifth anniversary of the date of the grant. If the Company achieves 80% of either of the performance measures described in (ii) or (iii) above by the fifth anniversary of the date of the grant, then a portion of the options becomes exercisable, equal to 25% of the grant plus 3.75% for every percentage point by which performance exceeds 80% of the measure.

(b) These columns show the hypothetical realizable value of the options granted for the ten-year term of the options, assuming that the market price of the Common Stock subject to the options appreciates in value at the annual rate indicated in the table, from the date of grant to the end of the option term.

(c) 55,001 of these options were not vested at the time of Mr. Gromek's separation of employment and were cancelled on the separation date.


   The following table shows the number and value of stock options exercised by each of the named executives during fiscal year 1994, the number of all vested (exercisable) and unvested (not yet exercisable) stock options held by each such officer at the end of fiscal year 1994, and the value of all such options that were "in the money" (i.e., the market price of the Common Stock was greater than the exercise price of the options) at the end of fiscal year 1994.


                               TABLE III
       Aggregate Option Exercises in Fiscal 1994 and Fiscal Year End
                            Options Values


                                       Number of
                                       Securities          Value of
                                       Underlying          Unexercised
              Shares                   Unexercised           In-the-
             Acquired                     Options          Money Options
                 on                   at End of Fiscal    at End of Fiscal
             Exercise    Value        1994 Exercisable/   1994 Exercisable/
                 (#)  Realized ($)      Unexercisable     Unexercisable (a)
             -------- --------       -----------------  -------------------
Sally Frame
 Kasaks            --      --         162,000/238,000   $1,658,500/2,215,125

Paul E.
 Francis           --       --          28,000/122,000     $318,500/1,167,750

Joseph R.
 Gromek         9,000 $221,625            3,000/78,000(b)   $47,625/$803,250

Randy
 Richardson        --       --           10,000/40,000     $119,000/$384,750

Andrea M.
 Weiss         10,000 $203,125           11,000/69,000     $131,500/$675,750

(a) Calculated based on the closing market price of the Common Stock of $34.00 on January 27, 1995, the last trading day in fiscal year 1994, less the amount required to be paid upon exercise of the option.

(b) 67,001 of these unexercisable options were not vested at the time of Mr. Gromek's separation of employment and were cancelled on the separation date.


   1989 Pension Plan. Ann Taylor adopted, as of July 1, 1989, a defined benefit retirement plan for the benefit of the employees of Ann Taylor (the "Pension Plan"). The Pension Plan is a "cash balance pension plan" intended to qualify under Section 401(a) of the Code. An account balance is established for each participant which is credited with a benefit equal to 3% of compensation during each of the participant's first ten years of service, 4% of compensation during each of the participant's next five years of service and 5% of compensation during each of the participant's years of service in excess of fifteen. The Code limits the compensation that may be taken into account under the Pension Plan for any participant. Participants' accounts are credited with interest quarterly at a rate equal to the average one-year Treasury bill rate. Retirement benefits are determined by dividing the amount of a participant's account by a specified actuarial factor, subject, however, to the limitation imposed by the Code. Participants are fully vested in their accounts after completion of five years of service. Participants receive credit for service with Ann Taylor prior to July 11, 1989 (including service with Allied Stores Corporation prior to the closing date of the Acquisition) for purposes of vesting and determining the percentage of compensation that will be credited to their accounts.

   As of January 28, 1995, the credited years of service under the Pension Plan for Ms. Kasaks were 1.75 years, for Mr. Francis .50 years, for Mr. Gromek .50 years, for Mr. Richardson 1.0 years, and for Ms. Weiss 1.25 years. The estimated monthly retirement benefit, payable as a single life annuity, that would be payable to each of the executives named in Table I above who were participants in the plan during fiscal year 1994, assuming retirement as of December 31, 1994, the commencement of payments at age 65 and annual interest at the rate of 7.0%, is as follows: Ms. Kasaks, $182; Mr. Francis $230; Mr. Gromek, $132; Mr. Richardson $301; and Ms. Weiss, $296. These benefits would not be subject to any deduction for social security benefits or other offset amounts.

   Employment Agreement. Effective as of February 1, 1994, the Company and Ms. Sally Frame Kasaks entered into an employment agreement (the "1994 Agreement"), which replaced the employment agreement previously in effect between the Company and Ms. Kasaks. The 1994 Agreement provides for Ms. Kasaks' employment as Chairman of the Board and Chief Executive Officer of the Company for a term of three years, which term is automatically extended on an annual basis for one additional year unless either party provides notice (a "Nonrenewal Notice") that it does not wish to extend the term. Under the terms of the 1994 Agreement, Ms. Kasaks is entitled to an annual base salary of not less than $750,000, and is entitled to participate in the Company's annual bonus and stock option plans as well as other Company benefit programs.

   The 1994 Agreement also provides Ms. Kasaks with a supplemental retirement benefit (the "SERP") equal to 50 percent of her "final average compensation" (the highest average of her annual salary and bonus over a period of three consecutive fiscal years, except that the maximum bonus to be taken into account for any year may not exceed Ms. Kasaks' salary for that year), reduced by social security benefits and amounts payable under any Company pension plan. The SERP is fully vested upon Ms. Kasaks' attainment of age 55 with 15 years of service with the Company. The SERP also becomes fully vested (although subject to reduction to reflect actual and deemed service of less than 15 years) in the event of Ms. Kasaks' death, disability or termination by the Company without Cause (as defined in the 1994 Agreement); in the event of termination by Ms. Kasaks for Good Reason (as defined in the 1994 Agreement); or in the event the term of the 1994 Agreement expires by reason of a Nonrenewal Notice provided by the Company. The SERP provides a 50% survivor benefit to Ms. Kasaks' spouse for his life. Payment of the SERP benefits is subject to Ms. Kasaks' continued compliance with certain noncompete and nonsolicitation provisions contained in the 1994 Agreement.

   Pursuant to the 1994 Agreement, the Company loaned Ms. Kasaks the sum of $500,000, which amount is payable on January 31, 1999, which bears interest at the rate of 7.32% per annum, compounded semi-annually. On each date on which interest is payable under the loan, the Company has agreed to pay to Ms. Kasaks such amounts as may be necessary to place her in the same after-tax position as if the loan had been interest-free. The loan shall be forgiven by the Company if Ms. Kasaks is employed on the maturity date; if, prior to such date, she is involuntarily terminated without Cause or dies or becomes disabled while still employed, or if the term of the 1994 Agreement expires by reason of a Nonrenewal Notice having been provided by the Company.

   In the event of termination of Ms. Kasaks employment by the Company without Cause, termination by Ms. Kasaks for Good Reason or expiration of the term of the 1994 Agreement by reason of a Nonrenewal Notice provided by the Company, Ms. Kasaks shall be entitled, among other things, to receive continued salary and the average of her last three bonuses (such amounts generally to be paid over a period equal to the longer of 18 months or the remainder of the term of the 1994 Agreement, subject to Ms. Kasaks' compliance with the noncompete and nonsolicitation provisions of the 1994 Agreement), and to additional vesting of all or a portion of her outstanding stock options and restricted shares. If any payments or benefits received by Ms. Kasaks would be subject to the "golden parachute" excise tax under the Internal Revenue Code, the Company has agreed to pay to Ms. Kasaks such additional amounts as may be necessary to place her in the same after-tax position as if the paments had not been subject to such excise tax.


Compensation Committee Interlocks and Insider Participation

   As of April 10, 1995, ML&Co. and certain of its affiliates beneficially owned an aggregate of approximately 26.6% of the outstanding Common Stock. Messrs. Armstrong and Burke serve on the Boards of Directors of the Company and Ann Taylor as representatives of ML&Co. and its affiliates. Accordingly, ML&Co. and its affiliates are in a position to influence the management of the Company. Mr. Francis, who became an executive officer of the Company and Ann Taylor in April 1993 and who is a Director of the Company and Ann Taylor, was an employee of ML Capital Partners and served on the Board as a representative of certain affiliates of ML&Co. until April 1993. Messrs. Armstrong and Burke are also members of the Compensation Committee of the Board of Directors of the Company and Ann Taylor.

   The Company paid underwriting commissions to Merrill Lynch in connection with the Offering. The Company agreed to indemnify Merrill Lynch, as underwriter, against certain liabilities, including certain liabilities under the federal securities laws, in connection with the Offering.


ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management

Principal Stockholders

   As of April 10, 1995, the Common Stock was held of record by 495 stockholders. The following table sets forth certain information concerning the beneficial ownership of Common Stock by each stockholder who is known by the Company to own
beneficially in excess of 5% of the outstanding Common Stock, by each director, by the named executives, and by all executive officers and directors as a group, as of April 10, 1995.  Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.
                                         Number of      Percent of
                                         Shares of       Common
Name of Beneficial Owner                Common Stock      Stock
- -----------------------------           ------------    -----------
Merrill Lynch Entities (a)               6,155,278        26.6
FMR Corp. (b)                            1,540,800         6.7
Nicholas-Applegate Capital
 Management (c)                          1,198,521         5.2
Sally Frame Kasaks (d)                     292,165         1.3
Paul E. Francis (d)                         82,653          *
Joseph R. Gromek (d)                        14,222          *
Randy Richardson (d)                        15,004          *
Andrea M. Weiss (d)                         23,366          *
Gerald S. Armstrong (e)(f)                  10,964          *
James J. Burke, Jr. (e)                     52,920          *
Robert C. Grayson                           15,000          *
Rochelle B. Lazarus (g)                        300          *
Hanne M. Merriman                              200          *
All executive officers and directors
 as a group (13 persons) (d)               539,229         2.3
- -------------
* Less than 1%

(a) The Merrill Lynch Entities beneficially owned an aggregate of 6,155,278 shares, or approximately 26.6% of the outstanding Common Stock. Shares of Common Stock beneficially owned by the Merrill Lynch Entities were held as follows: 3,010,249 shares by Merrill Lynch Capital Appreciation Partnership No. B-II, L.P.; 1,756,892 shares by ML Offshore LBO Partnership No. B-II; 851,656 shares by ML IBK Positions, Inc.; 334,796 shares by Merchant Banking L.P. No. III; 163,448 shares by Merrill Lynch KECALP L.P. 1989; 29,834 shares by MLCP Associates L.P. No. I; 7,483 shares by Merrill Lynch KECALP L.P. 1987; 760 shares by ML Capital Partners; and 160 shares by Merrill Lynch Capital Appreciation Company Limited II. The Merrill Lynch Entities shown are deemed to have shared voting and investment power with other ML&Co. affiliates with respect to the shares of Common Stock indicated as held by them. The address for Merrill Lynch Capital Appreciation Company Limited II is P.O. Box 25, Roseneath, The Grange, St. Peter Port, Guernsey, The Channel Islands. The address for each of the other Merrill Lynch Entities is 250 Vesey Street, World Financial Center, North Tower, New York, New York 10281.

(b) Pursuant to a Schedule 13-G dated March 9, 1995 and filed with the Commission by FMR Corp., as of February 28, 1995, FMR Corp. had sole voting power with respect to 71,400 shares, shared voting power with respect to no shares, and shared dispositive power with respect to 1,540,800 shares. The address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

(c) Pursuant to a Schedule 13-G dated February 14, 1995 and filed with the Commission by Nicholas-Applegate Capital Management, Nicholas-Applegate Capital Management has sole voting power with respect to 483,665 shares, shared voting power with respect to no shares, and sole dispositive power with respect to 1,198,521 shares. The address for Nicholas-Applegate Capital Management is 600 West Broadway, 29th floor, San Diego, California 92101.

(d) The shares listed include shares subject to options exercisable within 60 days as follows: Ms. Kasaks, 232,165 shares; Mr. Francis, 48,666 shares; Mr. Gromek, 13,999 shares; Mr. Richardson, 14,499 shares; and Ms. Weiss, 23,166 shares; and all executive officers and directors as a group (13 persons), 364,636 shares.

(e) James J. Burke, Jr. and Gerald S. Armstrong are
    directors of the Company and Ann Taylor.  Messrs. Burke and
    Armstrong are designees of ML&Co. and certain of its
    affilates and are directors of ML Capital Partners.   Messrs.
    Burke and Armstrong disclaim beneficial ownership of shares beneficially owned by the ML Entities.

(f) 3,000 of these shares are held by Mr. Armstrong's wife, as custodian for their children. Mr. Armstrong disclaims beneficial ownership of these shares.

(g) Shares are held in a pension fund of which Ms. Lazarus' husband is the sole beneficiary. Ms. Lazarus has no voting or investment power with respect to these shares.


ITEM 13.  Certain Relationship and Related Transactions

Transactions with ML Entities

   The Company paid commissions aggregating approximately $2,692,000 to Merrill Lynch in connection with the issuance of the 8-3/4% Notes in 1993 and the repurchases of Discount Notes, Notes and 8-3/4% Notes. The Company also paid underwriting commissions of approximately $1,027,000 to Merrill Lynch in connection with the Offering. The Company agreed to indemnify Merrill Lynch, as underwriter, against certain liabilities, including certain liabilities under the federal securities laws, in connection with the note issuance and the Offering.

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

Transaction with Director

   Robert C. Grayson & Associates, Inc. ("RCG Associates"), a company wholly-owned by Mr. Grayson, has been engaged as a consultant to Ann Taylor with respect to certain real estate and other matters since August 1992. The current term of the engagement runs through July 1995 and requires payment by Ann Taylor to RCG Associates of $4,000 per month through July 1995. For fiscal 1994, RCG Associates received aggregate fees of $48,000 pursuant to this engagement.

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

===================================================================

                             PART IV



ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)  List of documents filed as part of this Annual Report:

        The following consolidated financial statements of the Company and the independent auditors' report are included on pages 38 through 53 and are filed as part of this Annual Report:

        Consolidated Statements of Operations for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993; Consolidated Balance Sheets as of January 28, 1995 and January 29, 1994; Consolidated Statements of Stockholders' Equity for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993;
        Consolidated Statements of Cash Flows for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993; Notes to Consolidated Financial Statements; Independent Auditors' Report.

   (b)  Reports on Form 8-K
        None.

   (c)  Exhibits
        The exhibits listed in the following exhibit index are filed as a part of this Annual Report.


Exhibit Number
- -------------

  3.1 Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission (the "Commission") on August 10, 1992 (Registration No. 33-50688).

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

  10.3 Form of U.S. Purchase Agreement among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Robertson, Stephens & Company, L.P., William Blair & Company, the other U.S. Underwriters, the Selling Stockholders and the Company, including the form of Price Determination Agreement. Incorporated by reference to Exhibit No. 1.1 to the Registration Statement of the Company filed on April 20, 1994 (Registration No. 33-52941).

  10.4 Form of International Purchase Agreement among Merrill Lynch International Limited, Morgan Stanley & Co. International Limited, Robertson, Stephens & Company, L.P., William Blair & Company, the other International Underwriters, the Selling Stockholders and the Company, including the form of Price Determination Agreement. Incorporated by reference to Exhibit 1.2 to the Registration Statement of the Company filed on April 20, 1994 (Registration No. 33-52941).

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

  10.6.2 Amendment No. 2 to Credit Agreement dated as of October 6, 1993, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26, 1993.

  10.6.3 Amendment No. 3 to Credit Agreement dated as of December 23, 1993, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.6.3 to the Annual Report on Form 10-K of the Company filed on March 31, 1994.

  10.6.4 Amendment No. 4 to Credit Agreement dated as of January 24, 1994, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.6.4 to the Annual Report on Form 10-K of the Company filed on March 31, 1994.

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

  10.9 Revolving Credit Agreement, dated as of July 29, 1994, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Fleet Bank, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to
          Exhibit 10.4 on Form 10-Q of Ann Taylor for the Quarter ended July 30, 1994 filed on September 12, 1994.

  10.9.1 Amendment No. 1 to the Revolving Credit Agreement, dated as of January 27, 1995, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Fleet Bank, the financial institutions party thereto, and Bank of America, as Agent.

  10.10 Guaranty, dated as of July 29, 1994, made by the Company in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.5 on Form 10-Q of Ann Taylor for the Quarter ended July 30, 1994 filed on September 12, 1994.

  10.11 Pledge Agreement, dated as of July 29, 1994, made by Ann Taylor in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended July 30, 1994 filed on September 12, 1994.

  10.12 Pledge Agreement, dated as of July 29, 1994 made by the Company in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended July 30, 1994 filed on September 12, 1994.

  10.13 Form of Investor Stock Subscription Agreement, dated February 8, 1989, between the Company and each of the ML Entities. Incorporated by reference to Exhibit No.
          10.15 to the Registration Statement of the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

  10.14 1989 Stock Option Plan.  Incorporated by reference to
          Exhibit No. 10.18 to the Registration Statement of the
          Company and Ann Taylor filed on May 3, 1989
          (Registration No. 33-28522).

  10.14.1 Amendment to 1989 Stock Option Plan. Incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of the Company filed on April 30, 1993.

  10.15 Lease, dated as of March 17, 1989, between Carven
          Associates and Ann Taylor concerning the West 57th
          Street headquarters. Incorporated by reference to Exhibit No. 10.21 to the Registration Statement of the
          Company and Ann Taylor filed on May 3, 1989
          (Registration No. 33-28522).

 10.15.1 First Amendment to Lease, dated as of November 14, 1990, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit No. 10.17.1 to the Registration Statement of the Company filed on April 11, 1991 (Registration No. 33-39905).

 10.15.2 Second Amendment to Lease, dated as of February 28, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K of the Company filed on April 29, 1993.

 10.15.3 Extension and Amendment to Lease dated as of October 1, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26, 1993.

 10.15.4 Modification of Amendment and Extension to Lease, dated as of April 14, 1994 between Carven Associates and Ann Taylor.

 10.15.5 Fifth Amendment to Lease, dated as of March 14, 1995, between Carven Associates and Ann Taylor.

 10.16 Lease, dated December 1, 1985, between Hamilton Realty
          Co. and Ann Taylor concerning the New Haven distribution center. Incorporated by reference to Exhibit No. 10.22 to the Registration Statement of the
          Company and Ann Taylor filed on May 3, 1989
          (Registration No. 33-28522).

 10.16.1 Agreement, dated March 22, 1993, between Hamilton
          Realty Co. and Ann Taylor amending the New Haven distribution center lease. Incorporated by reference to Exhibit No. 10.14.1 to the Annual Report on Form 10-
          K of Ann Taylor filed on April 30, 1993.

 10.16.2 Extension dated February 24, 1994, between Hamilton
          Realty Co. and Ann Taylor extending the New Haven distribution center lease.

 10.16.3 Extension dated May 23, 1994, between Hamilton Realty
          Co. and Ann Taylor extending the New Haven distribution center lease.

 10.16.4 Extension dated March 13, 1995, between Hamilton
          Realty Co. and Ann Taylor extending the New Haven distribution center lease.

 10.17 Agreement, dated April 12, 1993, between Dixson
          Associates and Ann Taylor amending the 3 East 57th
          Street lease.  Incorporated by reference to Exhibit
          No. 10.15.1 to the Annual Report on Form 10-K of Ann
          Taylor filed on April 30, 1993.

 10.18 Tax Sharing Agreement, dated as of July 13, 1989, between the Company and Ann Taylor. Incorporated by reference to Exhibit No. 10.24 to Amendment No. 2 to the Registration Statement of the Company and Ann Taylor filed on July 13, 1989 (Registration No. 33-28522).

 10.19 Employment Agreement, effective as of February 3, 1992, between the Company and Sally Frame Kasaks.
          Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of the Company filed on April 28, 1992.

 10.20 Employment Agreement dated as of February 1, 1994 between the Company and Sally Frame Kasaks.
          Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of the Company filed on December 9, 1994.

 10.21 The AnnTaylor Stores Corporation 1992 Stock Option Plan. Incorporated by reference to Exhibit No. 4.3 to the Company's Registration Statement on Form S-8 filed with the Commission on August 10, 1992 (Registration No. 33-50688).

 10.21.1 The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan Amended and Restated as of February 23, 1994. Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on June 30, 1994 (Registration No. 33-50688).

 10.22 Management Performance Compensation Plan. Incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q filed on December 15, 1992.

 10.22.1 Amended and restated Management Performance
          Compensation Plan as approved by stockholders on June
          1, 1994.

 10.22.2 Amendment to the AnnTaylor Stores Corporation
          Management Performance Compensation Plan dated as of
          February 24, 1995.

 10.23 Associate Stock Purchase Plan. Incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q filed on December 15, 1992.

 10.24 Stipulation of Settlement dated February 16, 1993 providing for the settlement of Consolidated Action. Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on April 30, 1993.

 10.25 Agreement among Defendants to the Stipulation of Settlement dated February 16, 1993 providing for the settlement of Consolidated Action. Incorporated by reference to Exhibit 10.28 to the Company's Annual
          Report on Form 10-K filed on April 30, 1993.

 10.26 Opinion Re Settlement Plan of Allocation and Application for Attorney's Fees and Expenses dated May 25, 1993, In Re AnnTaylor Stores Securities Litigation. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended May 1, 1993 filed on May 28, 1993.

 10.27 Consulting and Severance Agreement dated April 6, 1993 between the Company and Joseph J. Schumm.
          Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on April
          30, 1993.

 10.27.1 Consulting and Severance Agreement dated March 21, 1994 between ATSC, Ann Taylor and Bert A. Tieben. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended April 30, 1994 filed on June 13, 1994.

 10.28 Interest Rate Swap Agreement dated as of July 22, 1993, between Ann Taylor and Fleet Bank of Massachusetts, N.A. Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.

 10.29 Stock Purchase Agreement, dated as of July 13, 1993, between Ann Taylor and Cleveland Investment, Ltd. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.

 10.30 Agreement, dated July 13, 1993, among Cygne Designs, Inc., CAT US, Inc., C.A.T. (Far East) Limited and Ann Taylor. Incorporated by reference to Exhibit 10.8 on Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993. (Confidential treatment has been granted with respect to certain portions of this Exhibit.)

 10.31 Receivables Financing Agreement dated January 27, 1994, among AnnTaylor Funding, Inc., Ann Taylor, Clipper Receivables Corporation, State Street Boston Capital Corporation and PNC Bank National Association. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of the Company filed on March 31, 1994.

 10.31.1 First Amendment to Receivables Financing Agreement, dated as of May 31, 1994, among AnnTaylor Funding, Inc., Ann Taylor, Clipper Receivables Corporation, State Street Boston Corporation and PNC Bank National Association.

 10.31.2 Second Amendment to Receivables Financing Agreement, dated as of March 31, 1995, among AnnTaylor Funding, Inc., Ann Taylor, Clipper Receivables Corporation, State Street Boston Capital Corporation and PNC Bank National Association.

 10.32 Purchase and Sale Agreement dated as of January 27, 1994 between Ann Taylor and AnnTaylor Funding, Inc.
          Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of the Company filed on March 31, 1994.

 10.33 AnnTaylor Stores Corporation Deferred Compensation Plan.

 21      Subsidiaries of the Company.

 23      Consent of Deloitte & Touche llp.

 99      Annual Report on Form 11-K of the AnnTaylor, Inc.
          Savings Plan for the year ended December 31, 1994 filed on April 27, 1995.

=======================================================================

                              SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ANNTAYLOR STORES CORPORATION

                                  By:  /s/ PAUL E.  FRANCIS
                                      ---------------------------
                                           Paul E. Francis
                                     Executive Vice President -
                                  			Finance and Administration -
                                     Chief Financial Officer

                                  By:  /s/ WALTER J. PARKS
                                     -----------------------------
                                            Walter J. Parks
                                      Senior Vice President -
                                      Finance -
                                      Principal Accounting
                                      Officer

Date:   April 27, 1995
       -------------------


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  SALLY FRAME KASAKS           Chairman,Chief Executive   April 27, 1995
- -----------------------             Officer and Director     --------------
     Sally Frame Kasaks


/s/ PAUL E. FRANCIS               Executive Vice President -   April 27, 1995
- -------------------                 Finance and Administration --------------
    Paul E. Francis                 and Director


/s/ GERALD S. ARMSTRONG           Director                     April 27, 1995
- -------------------------                                      --------------
    Gerald S. Armstrong


/s/ JAMES J. BURKE, JR.           Director                     April 27, 1995
- -------------------------
    James J. Burke, Jr.


/s/ ROBERT C. GRAYSON             Director                     April 27, 1995
- -------------------------
    Robert C. Grayson


/s/ ROCHELLE B. LAZARUS           Director                     April 27, 1995
- -------------------------                                      --------------
    Rochelle B. Lazarus


/s/ HANNE M. MERRIMAN             Director                     April 27, 1995
- ------------------------                                       --------------
    Hanne M. Merriman


=============================================================================

                               ANNTAYLOR STORES CORPORATION
                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            Page

Independent Auditors' Report                                 38

Consolidated Financial Statements:
 Consolidated Statements of Operations for the
   fiscal years ended January 28, 1995, January
   29, 1994 and January 30, 1993                             39

 Consolidated Balance Sheets as of January 28,
   1995 and January 29, 1994                                 40

 Consolidated Statements of Stockholders' Equity
   for the fiscal years ended January 28, 1995,
   January 29, 1994 and January 30, 1993                     41

 Consolidated Statements of Cash Flows for the
   fiscal years ended January 28, 1995,
   January 29, 1994 and January 30, 1993                     42

 Notes to Consolidated Financial Statements                  43

========================================================================

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary at January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 1995 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

New Haven, Connecticut
April 5, 1995

==========================================================================

                        ANNTAYLOR STORES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Fiscal Years Ended January 28, 1995, January 29, 1994
                             and January 30, 1993



                                       Fiscal Years Ended
                         January 28,       January 29,  January 30,
                             1995             1994          1993
                         ------------      -----------  -----------

                          (in thousands, except per share amounts)

Net sales (including
 leased shoe
departments in 1992)     $658,804            $501,649     $468,381
Cost of sales             357,783             271,749      264,301
                         --------             -------      -------

Gross profit              301,021             229,900      204,080

Selling, general and
 administrative expenses  214,224             169,371      152,072
Distribution center
 restructuring charge        ---                2,000          ---
Amortization of goodwill    9,506               9,508        9,504
                         --------             -------       ------

Operating income           77,291              49,021       42,504

Interest expense           14,229              17,696       21,273
Stockholder litigation
 settlement                   ---                 ---        3,905
Other (income) expense, net   168                (194)         259
                           ------              ------        -----

Income before income taxes
 and extraordinary loss    62,894              31,519       17,067
Income tax provision       30,274              17,189       11,150
                          -------             -------      -------

Income before
 extraordinary loss        32,620              14,330        5,917

Extraordinary loss
 (net of income tax
 benefit of $654,000
 and $6,123,000,
 respectively)                868              11,121          ---
                          -------            --------       ------

   Net income             $31,752              $3,209       $5,917
                          =======              ======       ======

Net income per share
 of common stock:
Income per share before
  extraordinary loss        $1.40                $.66         $.28
Extraordinary loss
 per share                   (.04)               (.51)         ---
                           ------              ------        -----

   Net income per share     $1.36               $ .15        $ .28
                           ======              ======        =====

Weighted average shares
 and share equivalents
 outstanding               23,286              21,929        21,196


      See accompanying notes to consolidated financial statements.

=========================================================================

                     ANNTAYLOR STORES CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                January 28, 1995 and January 29, 1994

                                                January 28,   January 29,
                                                   1995          1994
                                              -------------- -------------
                                                    (in thousands)
                               Assets
Current assets
 Cash                                             $1,551        $   292
 Accounts receivable, net of allowances of
  $931,000 and $787,000, respectively             61,211         49,279
 Merchandise inventories                          93,705         60,890
 Prepaid expenses and other current assets         7,956          7,184
 Deferred income taxes                             3,650          3,750
                                                --------        -------
   Total current assets                          168,073        121,395

Property and equipment
 Land                                                499            ---
 Leasehold improvements                           43,370         30,539
 Furniture and fixtures                           59,105         37,596
 Construction in progress                         24,867          8,621
                                                 -------        -------
                                                 127,841         76,756
   Less accumulated depreciation and
    amortization                                  31,503         28,703
                                                 -------        -------
   Net property and equipment                     96,338         48,053

Goodwill, net of accumulated amortization
 of $57,219,000 and $47,713,000, respectively    323,031        332,537
Investment in CAT                                  3,792          2,245
Deferred income taxes                              1,600          1,500
Deferred financing costs, net of
 accumulated amortization of
 $956,000 and $643,000, respectively               2,829          4,990
Other assets                                       2,591          2,679
                                                --------       -------
   Total assets                                 $598,254       $513,399
                                                ========       ========

               Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable                                $36,625       $ 33,087
 Accrued salaries and wages                        5,929          4,996
 Accrued rent                                      5,243          3,584
 Gift certificates redeemable                      3,970          2,699
 Accrued expenses                                 14,125         14,989
 Current portion of long-term debt                   ---          8,757
                                                --------        -------
   Total current liabilities                      65,892         68,112
Long-term debt                                   200,000        180,243
Other liabilities                                  6,250          5,773

Commitments and contingencies
Stockholders' equity
 Common stock, $.0068 par value;
  40,000,000 shares authorized;
   23,106,572 and 21,902,811 shares
   issued, respectively                              157            149
 Additional paid-in capital                      310,714        271,810
 Warrants to acquire 58,412 and 446,249
  shares of common stock, respectively               951          7,378
 Retained earnings (accumulated deficit)          14,996        (16,756)
 Deferred compensation on restricted stock          (149)          (119)
                                                 -------        -------
                                                 326,669        262,462
 Less treasury stock, 65,843 and 450,817
  shares, respectively, at cost                     (557)        (3,191)
                                                 -------        -------
   Total stockholders' equity                    326,112        259,271
                                                 -------        -------
   Total liabilities and stockholders' equity   $598,254       $513,399
                                                ========       ========

        See accompanying notes to consolidated financial statements.

=========================================================================
                    ANNTAYLOR STORES CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        For the Fiscal Years Ended January 28, 1995, January 29, 1994
                          and January 30, 1993
(in thousands)




                                      Retained
                                      Earnings
                     Additional           (Accum-Note Restricted
Total
             Common Stock    Paid-In  Warrants        ulatedDue From
Stock        Treasury Stock Stockholders'
            SharesAmountCapital SharesAmountDeficit)Stockholder  Awards
Shares      AmountEquity

Balance at February 1, 1992    20,306     $138 $249,622 715    $11,648
$   (25,882)   $(999)  --- 726  $(5,063)  $229,464
Net income  ---   ---  --- ---    ---      5,917     ---    --- ---
- ---         5,917
Exercise of stock options  792       6     5,436 ---     ---    ---
- ---         --- ---  ---   5,442
Tax benefits related to
stock options   ---  ---   3,536  ---      ---   ---     ---    --- ---
- ---         3,536
Exercise of warrants ---    ---  1,892 (203) (3,307) ---    ---   ---
(203)       1,415    ---
Common stock issued as
employee and restricted
stock awards    60   ---   1,334  ---      ---   ---     ---   $(1,327)
- ---           3   10
Amortization of restricted
stock award     ---  ---   ---   ---   ---   ---     ---    929  ---    --
- -           929

Balance at January 30, 1993    21,158      144  261,820 512     8,341
(19,965)    (999) (398)523     (3,645)     245,298
Net income  ---   ---  --- ---    ---      3,209     ---    --- ---
- ---         3,209
Exercise of stock options  745       5     6,121 ---     ---    ---
- ---         --- ---  ---   6,126
Tax benefits related to
stock options   ---  ---   3,240  ---      ---   ---     ---    --- ---
- ---         3,240
Exercise of warrants ---    ---   550  (66)  (963)   ---    ---   ---
(66)        413   ---
Common stock issued as
employee stock award ---    ---    79  ---   ---     ---    ---   ---
(6)          41   120
Amortization of restricted
stock award ---   ---  --- ---    ---      ---   ---     279 ---        --
- -           279
Repayment of note due
from stockholder      ---   ---   ---   ---  ---     ---    999   ---    -
- --          ---   999

Balance at January 29, 1994    21,903      149  271,810 446     7,378
(16,756)      0   (119)451     (3,191)     259,271
Net income  ---   ---  --- ---    ---      31,752    ---    --- ---
- ---         31,752
Exercise of stock options  191       2     2,915 ---     ---    ---
- ---         --- 3    (118) 2,799
Tax benefits related to
stock options   ---  ---   1,565  ---      ---   ---     ---    --- ---
- ---         1,565
Exercise of warrants ---    ---  3,675 (388) (6,427) ---    ---   ---
(388)       2,752    ---
Issuance of common stock   1,000          6  30,414 ---  ---    ---
- ---         --- ---  ---   30,420
Common stock issued as
employee and restricted
stock awards    13   ---   335 ---     ---   ---     ---    (328) ---
- ---           7
Amortization of restricted
stock awards         ---    ---   ---   ---  ---     ---    ---   298     -
- --          ---   298

Balance at January 28, 1995    23,107     $157 $310,714   58   $951  $
14,996     $  0  $(149)  66   $(557) $326,112

See accompanying notes to consolidated financial statements.

============================================================================

                     ANNTAYLOR STORES CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Fiscal Years Ended January 28, 1995, January 29, 1994
                          and January 30, 1993

                                            Fiscal Years Ended
                                       January 28,   January 29,  January 30,
                                           1995         1994          1993
                                       -----------   -----------  -----------
                                                   (in thousands)

Operating activities:
  Net income                             $31,752        $3,209       $5,917
  Adjustments to reconcile
   net income to net cash
   provided by operating activities:
      Extraordinary loss                   1,522        17,244          ---
      Distribution center
        restructuring charge                 ---         2,000          ---
      Equity earnings in CAT              (1,547)         (517)         ---
      Provision for loss on accounts
        receivable                         1,727         1,171        1,240
      Depreciation and amortization       11,787         8,505        7,486
      Amortization of goodwill             9,506         9,508        9,504
      Amortization of deferred
        compensation                         298           279          929
      Non-cash interest                      978         4,199        8,581
      Deferred income taxes                  ---        (1,750)      (1,500)
      Loss on disposal of property and
        equipment                          1,268           312           72
      Increase in receivables            (13,659)       (7,447)      (2,539)
      Increase in merchandise inventories(32,815)      (10,583)      (4,325)
      Increase in prepaid expenses and
        other current assets                (772)       (1,280)        (187)
      Decrease (increase) in refundable
        income taxes                         ---         5,097       (2,078)
      Increase (decrease) in accounts
        payable and accrued liabilities    6,537        18,218         (250)
      Decrease (increase) in other non-
        current assets and liabilities,
        net                                  567          (843)          729
                                         -------      --------      --------
  Net cash provided by operating
    activities                            17,149        47,322        23,579
                                          ------        ------        ------

Investing activities:
  Purchases of property and equipment    (61,341)      (25,062)       (4,303)
  Investment in CAT                         ---         (1,640)          (88)
                                          -------      -------        ------
  Net cash used by investing activities   (61,341)     (26,702)       (4,391)
                                          -------      -------        ------

Financing activities:
  Borrowings (repayments) under
   line of credit agreement                64,000       (3,500)        2,500
  Decrease in bank overdrafts                 ---       (2,361)       (4,660)
  Payments of long-term debt              (56,000)    (137,610)      (26,000)
  Purchase of Subordinated Debt Securities    ---      (93,689)          ---
  Net proceeds from issuance of
   common stock                            30,420          ---           ---
  Net proceeds from 8-3/4% Notes              ---      107,387           ---
  Proceeds from Term Loan                     ---       80,000           ---
  Proceeds from note due from stockholder     ---          999           ---
  Proceeds from Receivables Facility        3,000       33,000           ---
  Purchase of 8-3/4% Notes                    ---      (10,225)          ---
  Proceeds from exercise of stock options   4,371        9,486         8,988
  Payment of financing costs                 (340)      (4,041)          ---
                                           ------      -------       -------
  Net cash provided by (used by)
   financing activities                    45,451      (20,554)      (19,172)
                                           ------      -------       -------

Net increase in cash                        1,259           66            16
Cash, beginning of year                       292          226           210
                                            -----      -------        ------
Cash, end of year                          $1,551       $  292        $  226
                                           ======      =======        ======

Supplemental Disclosures of Cash Flow
  Information:
  Cash paid during the year for interest  $13,211      $12,664       $13,917
                                          =======      =======       =======
  Cash paid during the year for
   income taxes                           $26,242       $5,114       $11,192
                                          =======       ======       =======


      See accompanying notes to consolidated financial statements.

=============================================================================


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

  Certain fiscal 1993 and 1992 amounts have been reclassified to conform to the fiscal 1994 presentation.

  Fiscal Year

  The Company follows the standard fiscal year of the retail industry, which is a 52-or 53-week period ending on the Saturday closest to January 31 of the following calendar year.

  Finance Service Charge Income

  Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $6,871,000 for fiscal 1994, $6,166,000 for fiscal 1993 and $5,608,000 for fiscal 1992.

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

  Leased Shoe Department Sales

  Net sales include leased shoe department sales of $8,207,000 for fiscal 1992. Leased shoe departments were phased out by February 1, 1993. Accordingly, there were no leased shoe department sales during fiscal 1993 or 1994. The gross profit margin on leased shoe department sales was approximately 14.4%.


  Deferred Financing Costs

  Deferred financing costs are being amortized using the interest method over the terms of the related debt.

  Goodwill

  Goodwill is being amortized on a straight-line basis over 40 years. On an annual basis the Company compares the carrying value of its goodwill to an estimate of the Company's fair value to evaluate the reasonableness of the carrying value and remaining amortization period. Fair value is computed using projections of future cash flows.

  Income Taxes

  During the first quarter of 1993, the Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires an asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those differences are expected to be recovered or settled. Adoption of SFAS 109 did not have a material effect on the results of operations.

  Net Income per Share

  Net income per share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period and assumes the exercise of the warrants and the dilutive effect of the stock options.


2. Restructuring

   The Company recorded a $2,000,000 pre-tax restructuring charge in the fourth quarter of 1993 in connection with the announced relocation of its distribution center from New Haven, Connecticut to Louisville, Kentucky. The primary components of the restructuring charge are approximately $1,100,000 for employee related costs, principally for severance and job training benefits, and approximately $900,000 for the write-off of the estimated net book value of fixed assets at the time of relocation. The relocation is expected to be completed by late spring 1995.


3. Extraordinary Items

   On May 18, 1994, the Company completed a public offering of 1,000,000 shares of common stock (the "Offering") at a price of $32.00 per share, resulting in aggregate net proceeds of $30,420,000 (after payment of underwriting discounts and expenses of the Offering payable by the Company). As required by the Company's then-existing bank credit agreement, $30,000,000 of the net proceeds of the Offering were used to reduce the amount of a term loan outstanding under that agreement. The write-off of deferred financing costs associated with the payment on the term loan with the proceeds of the Offering and refinancing of long-term debt (see Note 4) resulted in an extraordinary loss of $1,522,000 ($868,000 net of income tax benefit). Pro forma income before extraordinary loss, income before extraordinary loss per share and weighted average shares outstanding, assuming the Offering had occurred at the beginning of the year, would have been $32,875,000, $1.40 and 23,536,000, respectively.

   The Offering was consummated concurrently with the public offering and sale by certain affiliates of Merrill Lynch & Co., Inc. ("ML&Co.") (the "Selling Stockholders") of 4,075,000 shares of the Company's common stock held by them. The Company did not receive any of the proceeds of the shares sold by the Selling Stockholders.

  In 1993, the Company entered into a series of debt refinancing transactions that resulted in an extraordinary loss of $17,244,000 ($11,121,000 net of income tax benefit). The loss was attributable to the premiums paid in connection with the purchase or discharge of Ann Taylor's 14-3/8% Senior Subordinated Discount Notes due 1999 ("Discount Notes") and its 13-3/4% Subordinated Notes due 1999 ("Notes") and the purchase of $10,000,000 principal amount of Ann Taylor's 8-3/4% Subordinated Notes due 2000 ("8-3/4% Notes"), and the write-off of deferred financing costs.


4. Long-Term Debt

   The following summarizes long-term debt outstanding at January 28, 1995 and January 29, 1994:

                                  January 28, 1995      January 29, 1994
                                  ----------------      ----------------
                                  Carrying   Est        Carrying      Est
                                   Amount  Fair Value   Amount     Fair Value
                                  -------  ---------    --------   ----------
                                                 (in thousands)
Senior Debt:
 Revolving Credit Agreement       $64,000    $64,000       ---          ---
 Revolving Credit Facility            ---        ---    $2,000       $2,000
 Term loan                            ---        ---    54,000       54,000
8-3/4% Notes                      100,000     97,000   100,000      102,750
Interest rate swap agreement          ---      4,125       ---         (780)
Receivables facility               36,000     36,000    33,000       33,000
                                  -------    -------   -------      -------
       Total debt                 200,000    201,125   189,000      190,970
Less current portion                  ---        ---     8,757        8,757
                                  -------    -------   -------      -------
       Total long-term debt      $200,000   $201,125  $180,243     $182,213
                                 ========   ========  ========     ========

   The bank credit agreement entered into on June 28, 1993 between Ann Taylor and Bank of America, as agent for a syndicate of banks (the "Bank Credit Agreement"), provided for an $80,000,000 term loan ("Term Loan") and a $55,000,000 revolving credit facility ("Revolving Credit Facility") (collectively, the "Bank Loans"). The Term Loan was subject to regularly scheduled semi-annual repayments of principal, which commenced on January 15, 1994. The Company made the semi-annual payment of $6,000,000 in January 1994, and an additional payment of $20,000,000. The maximum amount that was able to be borrowed under the Revolving Credit Facility was reduced by the amount of commercial and standby letters of credit outstanding under the Bank Credit Agreement. At January 29, 1994, the amount available under the Revolving Credit Facility was $46,150,000.

   In May 1994, the Company applied $30,000,000 of the net proceeds from its Offering referred to in Note 3 above, to reduce the amount of the Term Loan outstanding under its then-existing bank credit agreement.

   In July 1994, the Company completed the refinancing of its outstanding bank debt by entering into a new credit agreement (the "Revolving Credit Agreement"), which under its original terms provided for a revolving loan facility of $75,000,000.
The Revolving Credit Agreement was amended on January 27, 1995 to provide for borrowings of up to $125,000,000. The Company borrowed funds under this revolving credit facility to prepay in full its outstanding Term Loan and other obligations under its then-existing bank credit agreement.

   The Revolving Credit Agreement has an initial term of three years. The maximum amount that may be borrowed under this facility is reduced by the amount of commercial and standby letters of credit outstanding. There are no amortization payments required to be made under the agreement during its term, although the Company is required to reduce the outstanding loan balance under the facility to $67,000,000 or less for thirty consecutive days during fiscal 1995 and to $50,000,000 or less for thirty consecutive days in each fiscal year thereafter. At January 28, 1995, the amount available under the Revolving Credit Agreement was $54,570,000.

   The Revolving Credit Agreement bears interest at a rate per annum equal to, at the Company's option, Bank of America's (1) Base Rate, or (2) Eurodollar rate plus .75%. In addition, Ann Taylor is required to pay Bank of America a quarterly commitment fee of .30% per annum of the unused revolving loan commitment. At January 28, 1995, the $64,000,000 outstanding under the Revolving Credit Agreement bore interest at the weighted average rate of 7.23% per annum.

   Under the terms of the Revolving Credit Agreement, Bank of America obtained a pledge of Ann Taylor's common stock. In addition, the Revolving Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders, and maintaining certain financial ratios and specified levels of net worth.

   Beginning in the fourth quarter of 1993, Ann Taylor sells its proprietary credit card accounts receivable to AnnTaylor Funding, Inc., a wholly owned subsidiary, which uses the receivables to secure borrowings under a receivables financing facility due 1996 (the "Receivables Facility"). As of January 28, 1995, $36,000,000 was outstanding under the Receivables Facility. AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the Receivables Facility based on its accounts receivable balance. The interest rate as of January 28, 1995 was 6.5%. At January 28, 1995, AnnTaylor Funding, Inc. had total assets of approximately $50,348,000 all of which are subject to the security interest of the lender under the Receivables Facility.

   On June 28, 1993, Ann Taylor issued $110,000,000 principal amount of its 8-3/4% Notes, the net proceeds of $107,387,000 of which were used in part to repay the outstanding indebtedness under Ann Taylor's then-existing bank credit agreement. The outstanding principal amount of these notes as of January 28, 1995 was $100,000,000.

   In July 1993, Ann Taylor entered into a $110,000,000
(notional amount) interest rate swap agreement, which had the effect of converting the Company's interest obligations on the 8-3/4% Notes to a variable rate. Under the agreement, the Company receives a fixed rate of 4.75% and pays a floating rate based on LIBOR, as determined in six month intervals. The swap agreement matures in July 1996. AnnTaylor is currently receiving a fixed rate of 4.75% and paying a variable rate of 6.75%. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, the Company does not anticipate any such losses.

   The aggregate principal payments of all long-term obligations for the next five fiscal years are as follows:

      Fiscal Year                            (in thousands)
      ----------
        1995                                       ---
        1996                                      $36,000
        1997                                       64,000
        1998                                       ---
        1999                                       ---


   At January 28, 1995 and January 29, 1994, Ann Taylor had outstanding commercial and standby letters of credit under its credit facilities with Bank of America totaling $6,430,000 and $6,850,000, respectively.

   In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the Company determined the estimated fair value of its debt instruments and interest rate swap using quoted market information, as available. As judgment is involved, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.



5. Allowance for Doubtful Accounts

   A summary of activity in the allowance for doubtful accounts for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993 is as follows:

                                       Fiscal Years Ended
                                 January 28,   January 29,     January 30,
                                     1995          1994            1993
                                 ----------    ----------      -----------
                                             (in thousands)
Balance at beginning of year       $   787        $1,006         $   899
Provision for loss on accounts
 receivable                          1,727         1,171           1,240
Accounts written off                (1,583)       (1,390)         (1,133)
                                    ------        ------          ------
Balance at end of year             $   931       $   787          $1,006
                                   =======       =======          ======


6. Commitments and Contingencies

   Ann Taylor occupies its retail stores, New Haven distribution center and administrative facilities under operating leases, most of which are non-cancellable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Most of the leases require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments shown below. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a certain threshold.

  Future minimum lease payments under non-cancellable operating leases at January 28, 1995 are as follows:

      Fiscal Year                           (in thousands)
      -----------
        1995                                     $36,415
        1996                                      34,647
        1997                                      32,891
        1998                                      31,614
        1999                                      29,253
        2000 and thereafter                      113,757
                                                 -------
             Total                              $278,577
                                                ========

   Rent expense for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993 was as follows:

                                       Fiscal Years Ended
                             ----------------------------------------
                             January 28,    January 29,   January 30,
                                 1995          1994           1993
                             ----------     ----------    ------------
                                         (in thousands)
Minimum rent                   $35,382        $28,076       $24,933
Percentage rent                  4,684          3,343         4,217
                               -------        -------       -------
     Total                     $40,066        $31,419       $29,150
                               =======        =======       =======

   In January 1993, the Company and the other defendants agreed to settle a stockholder class action lawsuit filed against them in October 1991. As a result of the settlement, the Company was required to pay to or for the benefit of the plaintiff class $2,800,000 (after application of insurance proceeds). To provide for the settlement, the Company recorded an expense of $3,905,000 ($.11 per share, net of income tax benefit), which includes certain of the legal defense costs and other expenses associated with the suit, in its fiscal 1992 financial statements.

   Ann Taylor has been named as a defendant in several legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position or results of operations of the Company.


7. Common Stock Warrants

   At January 28, 1995, the Company had outstanding warrants to acquire, in the aggregate, 58,412 shares of the common stock of the Company (the "Warrants"). The Warrants, when exercised, entitle the holders thereof to acquire such shares, subject to adjustment, at no additional cost. The Warrants expire on July 15, 1999 and became exercisable as a result of the initial public offering of the Company's common stock in May 1991.


8. Preferred Stock

   At January 28, 1995, January 29, 1994 and January 30, 1993, there were 2,000,000 shares of preferred stock, par value $.01, authorized and unissued.


9. Stock Option Plans

   In 1989 and 1992, the Company established stock option plans. Under the terms of both plans, the exercise price of any option may not be less than 100% of the fair market value of the common stock on the date of grant. 165,813 shares of common stock are reserved for issuance under the 1989 plan and 1,469,600 shares of common stock are reserved for issuance under the 1992 plan. At January 28, 1995, there were 19,307 shares under the 1989 plan and 418,100 shares under the 1992 plan available for future grant. Generally, options granted under the plans expire ten years from the date of the grant.

   Pursuant to an employment agreement with the Company, as of February 3, 1992, the Chairman of the Board and Chief Executive Officer of the Company was granted 100,000 stock options at $22.125 per share and 100,000 stock options at $26.00 per share.

   The following summarizes stock option transactions for the fiscal years ended January 28, 1995, January 29, 1994 and
January 30, 1993:
                                       Option Prices    Number of Shares
                                       --------------   ----------------
Outstanding Options February 1, 1992     $6.80-$22.10      1,753,967
 Granted                                 $18.625-$26.00      517,500
 Exercised                               $6.80-$22.10       (792,210)
 Cancelled                               $6.80-$22.25        (17,173)
                                                           ---------
Outstanding Options January 30, 1993     $6.80-$26.00      1,462,084
 Granted                                 $18.125-$26.00      279,000
 Exercised                               $6.80-$22.25       (745,346)
 Cancelled                               $6.80-$22.25        (86,426)
                                                           ---------
Outstanding Options January 29, 1994     $6.80-$26.00        909,312
 Granted                                 $25.375-$42.75      787,500
 Exercised                               $6.80-$28.00       (190,771)
 Cancelled                               $6.80-$28.00       (108,035)
                                                           ---------
Outstanding Options January 28, 1995     $6.80-$42.75      1,398,006
                                                           =========

   At January 28, 1995, January 29, 1994 and January 30, 1993 there were exercisable 461,669 options, 516,889 options and 995,407 options, respectively.

   In 1994, the Company's 1992 stock option plan was amended and restated to include restricted stock and unit awards. On February 23, 1994, 13,630 shares of restricted stock and 6,820 restricted units were awarded. The restrictions on these grants lapse with respect to one-third of the shares and units awarded on each of the first through third anniversaries of the date of the grant. In the event a grantee terminates employment with the Company, any restricted stock or restricted units remaining subject to restrictions are forfeited. As of January 28, 1995, 12,497 shares of restricted stock and 6,249 restricted units were outstanding. The resulting unearned compensation expense was charged to stockholders' equity and is being amortized over the applicable restricted period.

10.Executive Compensation

   As of February 3, 1992, the Chairman of the Board and Chief Executive Officer of the Company received 60,000 shares of restricted common stock. The resulting unearned compensation expense of $1,327,500, based on the market value on the date of the grant, was charged to stockholders' equity and was amortized over the restricted period applicable to these shares. As of January 28, 1995, unearned compensation expense was fully amortized.

   Effective February 1, 1994, the Company and the Chairman and Chief Executive Officer of the Company entered into a new employment agreement (the "1994 Agreement"). Pursuant to the 1994 Agreement, the Company advanced the Chairman and Chief Executive Officer the sum of $500,000, which bears interest at the rate of 7.32% per annum compounded semi-annually. All principal and accrued interest on the loan is due January 31, 1999, or otherwise forgiven if the Chairman and Chief Executive Officer fulfills the requirements of the 1994 Agreement.

11 Certain Relationships and Related Transactions

   Transactions with Merrill Lynch and its Affiliates

   At January 28, 1995, certain affiliates of ML&Co. held approximately 28.7% of the outstanding common stock. Two of the members of the Board of Directors of the Company and Ann Taylor serve as representatives of ML&Co. and its affiliates. As a result, ML&Co. and such affiliates are in a position to influence the management of Ann Taylor and the Company.

   In January 1993, in connection with the settlement of a stockholder class action lawsuit, the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") and ML&Co., among others, entered into an agreement pursuant to which ML&Co. paid $750,000 and the Company paid the balance of the settlement to or for the benefit of the plaintiffs. The Company also reimbursed Merrill Lynch $128,000 for certain costs incurred by it in connection with the class action in fiscal 1992, pursuant to the Company's indemnification obligations.

   The Company paid commissions aggregating approximately $2,692,000 to Merrill Lynch in 1993 in connection with the issuance of the 8-3/4% Notes, and repurchases of Discount Notes, Notes and 8-3/4% Notes. In 1994, the Company also paid underwriting commissions of approximately $1,027,000 to Merrill Lynch in connection with the Offering. The Company agreed to indemnify Merrill Lynch, as underwriter, against certain liabilities, including certain liabilities under the federal securities law, in connection with the Offering.

  Transactions with CAT

  In May 1992, the Company commenced a joint venture known as CAT U.S., Inc. ("CAT") with Cygne Designs, Inc., which was formed for the purpose of sourcing Ann Taylor merchandise directly with manufacturers. As of January 28, 1995, the Company owned a 40% interest in CAT which is being accounted for under the equity method of accounting. The Company's agreement with Cygne relating to the parties' ownership of CAT provides that, at any time after July 1, 1995, either Cygne or Ann Taylor may offer to purchase the other party's interest in CAT. Merchandise purchased by Ann Taylor through CAT was $142,429,000 or 36.3%, and $67,202,000, or 23.5%, of all merchandise purchased by the Company in 1994 and 1993, respectively. Accounts payable to CAT in the ordinary course of business was approximately $4,800,000 and $3,100,000 as of January 28, 1995 and January 29, 1994, respectively.


12.Income Taxes

   The provision for income taxes for the fiscal years ended
January 28, 1995, January 29, 1994 and January 30, 1993 consists of the following:

                                        Fiscal Years Ended
                             ------------------------------------------
                             January 28,     January 29,    January 30,
                                1995            1994           1993
                             ----------      -----------    ------------
                                         (in thousands)
   Federal:
    Current                      $22,534       $14,339        $9,300
    Deferred                         ---        (1,750)       (1,500)
   State and local                 7,740         4,600         3,350
                                 -------       -------       -------
    Total                        $30,274       $17,189       $11,150
                                 =======       =======       =======

   The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended January 28, 1995, January 29, 1994 and
January 30, 1993 is as follows:


                                       Fiscal Years Ended
                                     January 28,   January 29,   Jannuary 30,
                                         1995          1994           1993
                                     -----------   -----------   ------------
                                                   (in thousands)
Income before income taxes and
 extraordinary loss                    $62,894      $  31,519      $17,067
                                       =======      =========      =======
Federal statutory rate                      35%            35%          34%
                                       =======       ========      =======
Provision for income taxes at
 federal statutory rate                $22,013      $  11,032      $ 5,803
State and local income taxes,
 net of federal income tax benefit       5,031          2,990        2,211
Non-deductible amortization of
 goodwill                                3,327          3,328        3,232
Other                                      (97)          (161)         (96)
                                       -------        -------      -------
   Provision for income taxes          $30,274        $17,189      $11,150
                                       =======        =======      =======


   The tax effects of significant items comprising the Company's net deferred tax assets as of January 28, 1995 and January 29,
1994 are as follows:
                                            January 28,        January 29,
                                                1995              1994
                                            -----------        ----------

                                                   (in thousands)
   Current:
    Inventory                                  $1,464             $ 981
    Accrued expenses                            1,524             1,288
    Restructuring                                 700               700
    Other                                         (38)              781
                                               ------            ------
   Total current                               $3,650            $3,750
                                               ======            ======
   Noncurrent:
    Depreciation                               $  340            $  125
    Rent expense                                2,052             1,375
    Other                                        (792)              ---
                                               ------            ------

   Total noncurrent                            $1,600            $1,500
                                               ======            ======


13.Retirement Plans

   Savings Plan. Ann Taylor maintains a defined contribution 401(k) savings plan for substantially all employees. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. Ann Taylor makes a matching contribution of 50%, with respect to the first 3% of each participant's annual earnings contributed to the plan. Ann Taylor's contributions to the plan for fiscal 1994, fiscal 1993 and fiscal 1992 were $333,000, $199,000 and $111,000, respectively.

   Pension Plan. Substantially all employees of Ann Taylor are covered under a noncontributory defined benefit pension plan. The pension plan is a "cash balance pension plan". An account balance is established for each participant which is credited with a benefit based on compensation and years of service with Ann Taylor. Ann Taylor's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.


   The following table sets forth the funded status of the Pension Plan at January 28, 1995, January 29, 1994 and January
30, 1993, in accordance with Statement of Financial Accounting
Standards No. 87, "Employers' Accounting for Pensions":

                                        January 28,  January 29,  January 30,
                                           1995         1994         1993
                                        ----------   -----------  ----------
                                              (dollars in thousands)

Actuarial present value of
  benefits obligation:
Accumulated benefit obligation,
  including vested benefits of
  $1,500,000, $1,056,000 and
  $702,000, respectively                  $2,516         $2,401    $  1,832
                                          ======         ======    ========

Projected benefit obligation
   for service rendered to date           $2,516         $2,401    $  1,832
Plan assets at fair value                  2,522          2,344       1,847
                                          ------         ------    --------

Plan assets in excess of projected
  benefit obligation (projected
  benefit obligation in excess
  of plan assets)                             6             (57)         15
Unrecognized net gain                      (136)            (58)        ---
                                         ------           -----     -------

Prepaid (accrued) pension cost           $ (130)         $ (115)    $    15
                                         ======          ======     =======

Net periodic pension cost for fiscal
 1994, 1993 and 1992 included
 the following components:
Service cost/benefits earned
  during the year                      $    622          $  680        $521
Interest cost on projected
  benefit obligation                        133             117         100
Actual loss (return) on plan assets          72            (124)       (100)
Net amortization and deferral              (285)            (36)          9
                                       --------           -----       -----
Net periodic pension cost               $   542          $  637        $530
                                        =======          ======         ===


Assumptions used to determine the
  projected benefit obligation
  and plan assets were:
  Discount rate                             8.5%            7.0%         7.0%
  Rate of increase in compensation level    5.5%            4.0%         4.0%
  Expected long-term rate of return on
   assets                                   8.0%            8.0%         9.0%



                                                     Quarter
                                  ---------------------------------------
                                     First     Second    Third     Fourth
                                   --------   --------   -------  -------
                                     (in thousands,except per share amount)
Fiscal 1994
Net sales                          $145,283   $159,936  $164,632  $188,953
Operating income                     19,530     18,733    19,853    19,175
Income before extraordinary loss      8,060      7,923     8,284     8,353
Extraordinary loss                      ---       (868)      ---       ---
Net income                            8,060      7,055     8,284     8,353

Income per share before
 extraordinary loss                  $  .36   $    .34   $   .35   $   .35
Extraordinary loss per share            ---       (.04)      ---       ---
Net income per share                 $  .36   $    .30   $   .35   $   .35


Fiscal 1993
Net sales                          $120,175   $124,837  $122,025  $134,612
Operating income                     12,410     12,929    12,850    10,832
Income before extraordinary loss      3,290      3,630     4,321     3,089
Extraordinary loss                       --    (10,496)       --      (625)
Net income (loss)                     3,290     (6,866)    4,321     2,464

Income per share before
 extraordinary loss                $    .15   $    .16  $    .20  $    .14
Extraordinary loss per share             --       (.47)       --      (.03)
Net income (loss) per share        $    .15   $   (.31) $    .20  $    .11


   The sum of the quarterly per share data may not equal the annual amounts due to changes in the weighted average shares and share equivalents outstanding.

   The early retirement of indebtedness in the fourth quarter of 1993 led to an extraordinary pre-tax charge to earnings of $1,096,000 ($625,000 net of income tax benefit). The Company also recorded a $2,000,000 pre-tax restructuring charge in the fourth quarter of 1993 for the relocation of its distribution center from New Haven, Connecticut to Louisville, Kentucky anticipated to occur in late spring 1995.


============================================================================

                              INDEX TO EXHIBITS




Exhibits
- --------

  3.1 Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission (the "Commission") on August 10, 1992 (Registration No. 33-50688).

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

  10.3 Form of U.S. Purchase Agreement among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Robertson, Stephens & Company, L.P., William Blair & Company, the other U.S. Underwriters, the Selling Stockholders and the Company, including the form of Price Determination Agreement. Incorporated by reference to Exhibit No. 1.1 to the Registration Statement of the Company filed on April 20, 1994 (Registration No. 33-52941).

  10.4 Form of International Purchase Agreement among Merrill Lynch International Limited, Morgan Stanley & Co. International Limited, Robertson, Stephens & Company, L.P., William Blair & Company, the other International Underwriters, the Selling Stockholders and the Company, including the form of Price Determination Agreement. Incorporated by reference to Exhibit 1.2 to the Registration Statement of the Company filed on April 20, 1994 (Registration No. 33-52941).

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

10.6.2  Amendment No. 2 to Credit Agreement dated as of
          October 6, 1993, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26, 1993.

10.6.3  Amendment No. 3 to Credit Agreement dated as of
          December 23, 1993, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.6.3 to the Annual Report on Form 10-K of the Company filed on March 31, 1994.

10.6.4  Amendment No. 4 to Credit Agreement dated as of
          January 24, 1994, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.6.4 to the Annual Report on Form 10-K of the Company filed on March 31, 1994.

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

10.9 Revolving Credit Agreement, dated as of July 29, 1994, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Fleet Bank, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by Reference to
          Exhibit 10.4 on Form 10-Q of Ann Taylor for the Quarter ended July 30, 1994 filed on September 12, 1994.

10.9.1 Amendment No. 1 to the Revolving Credit Agreement, dated as of January 27, 1995, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Fleet Bank, the financial institutions party thereto, and Bank of America, as Agent.

10.10 Guaranty, dated as of July 29, 1994, made by the Company in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.5 on Form 10-Q of Ann Taylor for the Quarter ended July 30, 1994 filed on September 12, 1994.

10.11 Pledge Agreement, dated as of July 29, 1994, made by Ann Taylor in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended July 30, 1994 filed on September 12, 1994.

10.12 Pledge Agreement, dated as of July 29, 1994 made by the Company in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended July 30, 1994 filed on September 12, 1994.

10.13 Form of Investor Stock Subscription Agreement, dated February 8, 1989, between the Company and each of the ML Entities. Incorporated by reference to Exhibit No.
          10.15 to the Registration Statement of the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

10.14 1989 Stock Option Plan.  Incorporated by reference to
          Exhibit No. 10.18 to the Registration Statement of the
          Company and Ann Taylor filed on May 3, 1989
          (Registration No. 33-28522).

10.14.1 Amendment to 1989 Stock Option Plan. Incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of the Company filed on April 30, 1993.

10.15 Lease, dated as of March 17, 1989, between Carven
          Associates and Ann Taylor concerning the West 57th
          Street headquarters. Incorporated by reference to Exhibit No. 10.21 to the Registration Statement of the
          Company and Ann Taylor filed on May 3, 1989
          (Registration No. 33-28522).

10.15.1 First Amendment to Lease, dated as of November 14, 1990, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit No. 10.17.1 to the Registration Statement of the Company filed on April 11, 1991 (Registration No. 33-39905).

10.15.2 Second Amendment to Lease, dated as of February 28, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K of the Company filed on April 29, 1993.

10.15.3 Extension and Amendment to Lease dated as of October 1, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26, 1993.

10.15.4 Modification of Amendment and Extension to Lease, dated as of April 14, 1994 between Carven Associates and Ann Taylor.

10.15.5 Fifth Amendment to Lease, dated as of March 14, 1995, between Carven Associates and Ann Taylor.

10.16 Lease, dated December 1, 1985, between Hamilton Realty
          Co. and Ann Taylor concerning the New Haven distribution center. Incorporated by reference to Exhibit No. 10.22 to the Registration Statement of the
          Company and Ann Taylor filed on May 3, 1989
          (Registration No. 33-28522).

10.16.1 Agreement, dated March 22, 1993, between Hamilton
          Realty Co. and Ann Taylor amending the New Haven distribution center lease. Incorporated by reference to Exhibit No. 10.14.1 to the Annual Report on Form 10-
          K of Ann Taylor filed on April 30, 1993.

10.16.2 Extension dated February 24, 1994, between Hamilton
          Realty Co. and Ann Taylor extending the New Haven distribution center lease.

10.16.3 Extension dated May 23, 1994, between Hamilton Realty
          Co. and Ann Taylor extending the New Haven distribution center lease.

10.16.4 Extension dated March 13, 1995, between Hamilton
          Realty Co. and Ann Taylor extending the New Haven distribution center lease.

10.17 Agreement, dated April 12, 1993, between Dixson
          Associates and Ann Taylor amending the 3 East 57th
          Street lease.  Incorporated by reference to Exhibit
          No. 10.15.1 to the Annual Report on Form 10-K of Ann
          Taylor filed on April 30, 1993.

10.18 Tax Sharing Agreement, dated as of July 13, 1989, between the Company and Ann Taylor. Incorporated by reference to Exhibit No. 10.24 to Amendment No. 2 to the Registration Statement of the Company and Ann Taylor filed on July 13, 1989 (Registration No. 33-28522).

10.19 Employment Agreement, effective as of February 3, 1992, between the Company and Sally Frame Kasaks.
          Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of the Company filed on April 28, 1992.

10.20 Employment Agreement dated as of February 1, 1994 between the Company and Sally Frame Kasaks.
          Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of the Company filed on December 9, 1994.

10.21 The AnnTaylor Stores Corporation 1992 Stock Option Plan. Incorporated by reference to Exhibit No. 4.3 to the Company's Registration Statement on Form S-8 filed with the Commission on August 10, 1992 (Registration No. 33-50688).

10.21.1 The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan Amended and Restated as of February 23, 1994. Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on June 30, 1994 (Registration No. 33-50688).

10.22 Management Performance Compensation Plan. Incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q filed on December 15, 1992.

10.22.1 Amended and restated Management Performance
          Compensation Plan as approved by stockholders on June
          1, 1994.

10.22.2 Amendment to the AnnTaylor Stores Corporation
          Management Performance Compensation Plan dated as of
          February 24, 1995.

10.23 Associate Stock Purchase Plan. Incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q filed on December 15, 1992.

10.24 Stipulation of Settlement dated February 16, 1993 providing for the settlement of Consolidated Action.
          Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on April
          30, 1993.

10.25 Agreement among Defendants to the Stipulation of Settlement dated February 16, 1993 providing for the settlement of Consolidated Action. Incorporated by reference to Exhibit 10.28 to the Company's Annual
          Report on Form 10-K filed on April 30, 1993.

10.26 Opinion Re Settlement Plan of Allocation and Application for Attorney's Fees and Expenses dated May 25, 1993, In Re AnnTaylor Stores Securities Litigation. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended May 1, 1993 filed on May 28, 1993.

10.27 Consulting and Severance Agreement dated April 6, 1993 between the Company and Joseph J. Schumm.
          Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on April
          30, 1993.

10.27.1 Consulting and Severance Agreement dated March 21,
          1994 between ATSC, Ann Taylor and Bert A. Tieben. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended April 30, 1994 filed on June 13, 1994.

10.28 Interest Rate Swap Agreement dated as of July 22, 1993, between Ann Taylor and Fleet Bank of Massachusetts, N.A. Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.

10.29 Stock Purchase Agreement, dated as of July 13, 1993, between Ann Taylor and Cleveland Investment, Ltd. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.

10.30 Agreement, dated July 13, 1993, among Cygne Designs,
          Inc., CAT US, Inc., C.A.T. (Far East) Limited and Ann Taylor. Incorporated by reference to Exhibit 10.8 on Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993. (Confidential treatment has been granted with respect to certain portions of this Exhibit.)

10.31 Receivables Financing Agreement dated January 27, 1994, among AnnTaylor Funding, Inc., Ann Taylor, Clipper Receivables Corporation, State Street Boston Capital Corporation and PNC Bank National Association. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of the Company filed on March 31, 1994.

10.31.1 First Amendment to Receivables Financing Agreement, dated as of May 31, 1994, among AnnTaylor Funding, Inc., Ann Taylor, Clipper Receivables Corporation, State Street Boston Corporation and PNC Bank National Association.

10.31.2 Second Amendment to Receivables Financing Agreement, dated as of March 31, 1995, among AnnTaylor Funding, Inc., Ann Taylor, Clipper Receivables Corporation, State Street Boston Capital Corporation and PNC Bank National Association.

10.32 Purchase and Sale Agreement dated as of January 27, 1994 between Ann Taylor and AnnTaylor Funding, Inc. Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of the Company filed on March 31, 1994.

10.33 AnnTaylor Stores Corporation Deferred Compensation Plan.

21      Subsidiaries of the Company.

23      Consent of Deloitte & Touche llp.

99      Annual Report on Form 11-K of the AnnTaylor, Inc.
          Savings Plan for the year ended December 31, 1994
          filed on April 27, 1995.
==========================================================================

                                                               Exhibit 21







                               SUBSIDIARIES OF
                       ANNTAYLOR STORES CORPORATION


                                AnnTaylor, Inc.,
                             a Delaware corporation


                             AnnTaylor Travel, Inc.,
                           a Delaware corporation and
                           wholly-owned subsidiary of
                           Ann Taylor, Inc.


                             AnnTaylor Funding, Inc.,
                           a Delaware corporation and
                           wholly-owned subsidiary of
                           Ann Taylor, Inc.


                      AnnTaylor Distribution Services, Inc.,
                      a Delaware corporation and
                      wholly-owned subsidiary of
                      Ann Taylor, Inc.


                         AnnTaylor Loft, Inc.
                      a Delaware corporation and
                      wholly-owned subsidiary of
                      Ann Taylor, Inc.


======================================================================


                                                          Exhibit 23

INDEPENDENT AUDITORS' CONSENT




AnnTaylor Stores Corporation:

   We consent to the incorporation by reference in AnnTaylor Stores Corporation's Registration Statements No. 33-31505 on Form S-8, No. 33-50688 on Form S-8, No. 33-52389 on Form S-8,
and No. 33-55629 on Form S-8 of our report dated April 5, 1995 appearing in the Annual Report on Form 10-K of AnnTaylor Stores Corporation for the year ended January 28, 1995.


Deloitte & Touche LLP


New Haven, Connecticut
April 25, 1995

========================================================================
        April 27, 1995


Via EDGAR Transmission

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549
Attention:  Filing Desk

        Re: Ann Taylor Stores Corporation
            Annual Report on Form 10-K

Dear Sirs/Madams:

        On behalf of AnnTaylor Stores Corporation (the
"Company"), enclosed and transmitted to you for filing pursuant to the Securities Act of 1933, as amended, via the Electronic
Data Gathering Analysis and Retrieval System ("EDGAR"), is the
Company's Annual Report on Form 10-K.

        Pursuant to Rule 3a of the Rules of Practice, the filing fee of $250 is included as part of a wire transfer to Mellon Bank in Pittsburgh, Pennsylvania on Tuesday, March 29, 1994 in the amount of $78,665. This wire transfer also included the filing fee of $63,330 for a registration statement on Form S-3 filed by the Company on March 31, 1994 and certain other filing fees relating to filings by the Company since then.

        Please contact the undersigned if you have any questions or comments with respect to the foregoing.


                                Very truly yours,



                                /s/  Sallie A. DeMarsilis
                                --------------------------
                                       Sallie A. DeMarsilis
                                       Assistant Controller