Form 10-Q
period 1995-04-29
ANNTAYLOR STORES CORP
filed 1995-06-13
CIK 874214

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 29, 1995

                                OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 1-10738

                  ANNTAYLOR STORES CORPORATION
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

      Delaware                                    13-3499319
- - --------------------------------   --------------------------------------
(State of other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)


142 West 57th Street, New York, NY                  10019
- - ----------------------------------              -----------------
(Address of principal executive offices)          (Zip Code)


                               (212) 541-3300
             --------------------------------------------------
             (Registrant's telephone number, including area code)

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No_____.
   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
          Class                             May 26, 1995
          ------                         -----------------
  Common Stock, $.0068 par value             23,050,121



=======================================================================
                       INDEX TO FORM 10-Q


                                                                   Page No.
  PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements
            Condensed Consolidated Statements of Operations
              for the Quarters Ended April 29, 1995 and
              April 30, 1994                                            3
            Condensed Consolidated Balance Sheets at
              April 29, 1995 and January 28, 1995                       4
            Condensed Consolidated Statements of Cash Flows
              for the Quarters Ended April 29, 1995 and
              April 30, 1994                                            5
            Notes to Condensed Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of Operations       8

  PART II.  OTHER INFORMATION
     Item 4.   Submission of Matters to a Vote of Security Holders     11

     Item 6.   Exhibits and Reports on Form 8-K                        11


     =====================================================================


                 PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements



                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Quarters Ended April 29, 1995 and April 30, 1994
                           (unaudited)



                                                   Quarters Ended
                                         --------------------------------
                                         April 29, 1995    April 30, 1994

                                   (in thousands, except per share amounts)

Net sales                                   $168,306        $145,283
Cost of sales                                 91,355          76,403
                                             -------         -------

Gross profit                                  76,951          68,880
Selling, general and administrative expenses  62,451          46,973
Amortization of goodwill                       2,377           2,377
                                             -------         -------

Operating income                              12,123          19,530
Interest expense                               4,498           3,456
Other expense, net                                57             140
Income before income taxes                     7,568          15,934
Income tax provision                           4,077           7,874
                                             -------         -------

  Net income                                 $ 3,491         $ 8,060
                                             =======         =======

  Net income per share of common stock       $   .15         $   .36
                                             =======         =======

  Weighted average number of shares and
   share equivalents outstanding              23,499          22,384
                                             =======         =======


See accompanying notes to condensed consolidated financial statements.


   =================================================================

                  ANNTAYLOR STORES CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
               April 29, 1995 and January 28, 1995

                                                April 29, January 28,
                                                   1995       1995
                                                ---------  ----------
1995
                                               (unaudited)
                                                     (in thousands)
                             ASSETS
Current assets
   Cash                                            $ 1,132   $ 1,551
   Accounts receivable, net of allowances of
     $750,000 and $931,000, respectively            69,021    61,211
   Merchandise inventories                         110,313    93,705
   Prepaid expenses and other current assets         8,668     7,956
   Deferred income taxes                             3,650     3,650
                                                   -------   -------
     Total current assets                          192,784   168,073
Property and equipment
   Land                                                499       499
   Leasehold improvements                           46,392    43,370
   Furniture and fixtures                           62,782    59,105
   Construction in progress                         32,922    24,867
                                                   -------   -------
                                                   142,595   127,841
     Less accumulated depreciation and
       amortization                                 34,001    31,503
                                                   -------   -------
     Net property and equipment                    108,594    96,338
Goodwill, net of accumulated amortization
  of $59,596,000 and $57,219,000, respectively     320,654   323,031
Investment in CAT                                    4,039     3,792
Deferred income taxes                                1,600     1,600
Deferred financing costs, net of accumulated
  amortization of $1,149,000 and $956,000,
  respectively                                       2,636     2,829
Other assets                                         2,423     2,591
                                                   -------   -------
     Total assets                                 $632,730  $598,254
                                                  ========   =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                $39,403   $36,625
   Accrued rent                                      5,326     5,243
   Accrued expenses                                 26,600    24,024
                                                   -------   -------
     Total current liabilities                      71,329    65,892
Long-term debt                                     225,300   200,000
Other liabilities                                    6,392     6,250
Commitments and contingencies
Stockholders' equity
   Common stock, $.0068 par value; 40,000,000
     shares authorized; 23,110,631 and
     23,106,572 shares issued, respectively            157       157
     Additional paid-in capital                    310,879   310,714
   Warrants to acquire 52,214 and 58,412 shares
     of common stock, respectively                     851       951
   Retained earnings                                18,487    14,996
   Deferred compensation on restricted stock          (123)     (149)
                                                   -------   -------
                                                   330,251   326,669
   Less treasury stock, 60,510 and 65,843 shares,
     respectively, at cost                            (542)     (557)
                                                   -------    ------
        Total stockholders' equity                 329,709   326,112
                                                   -------   -------
        Total liabilities and stockholders'
          equity                                  $632,730  $598,254
                                                   =======   =======


See accompanying notes to condensed consolidated financial statements.

=========================================================================
                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Quarters Ended April 29, 1995 and April 30, 1994
                           (unaudited)
                                                    Quarters Ended
                                             -------------------------
                                             April 29,         April 30,
                                                1995             1994
                                             ---------         ---------
                                                   (in thousands)

Operating activities:
 Net income                                     $3,491           $8,060
 Adjustments to reconcile net income to
   net cash (used by) provided by
   operating activities:
   Equity earnings in CAT                         (247)            (150)
   Provision for loss on accounts receivable        122             298
   Depreciation and amortization                  3,566           2,583
   Amortization of goodwill                       2,377           2,377
   Amortization of deferred financing costs         193             348
   Amortization of deferred compensation             26              45
   Loss on disposal of property and equipment       277              46
   (Increase) decrease in:
     Receivables                                 (7,932)         (8,986)
     Merchandise inventories                    (16,608)        (11,713)
     Prepaid expenses and other current assets     (401)          2,270
   Increase in:
     Accounts payable                             2,778             601
     Accrued expenses                             1,274           7,489
     Other non-current assets and
       liabilities, net                             312             244
                                                -------         -------
 Net cash (used by) provided by operating
   activities                                   (10,772)          3,512
Investing activities:
 Purchases of property and equipment            (16,412)         (4,883)
                                                -------          -------
 Net cash used by investing activities          (16,412)         (4,883)
Financing activities:
 Increase in bank overdrafts                      1,385           1,598
 Borrowing under line of credit agreement        27,000           1,000
 Exercise of stock options                           80           1,677
 Net repayments of receivables facility          (1,700)         (2,434)
 Payment of financing costs                         ---            (122)
                                                -------         -------
 Net cash provided by financing activities       26,765           1,719
                                                -------         -------
Net (decrease) increase in cash                    (419)            348
Cash, beginning of period                         1,551             292
                                                -------         -------
Cash, end of period                              $1,132          $  640
                                                =======         =======
Supplemental Disclosures of Cash Flow
  Information:
 Cash paid during the period for interest        $1,489          $  973
                                                =======          ======
 Cash paid during the period for income taxes    $1,587          $  631
                                                =======          ======



See accompanying notes to condensed consolidated financial statements.

=========================================================================

                  ANNTAYLOR STORES CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


1. Basis of Presentation
- - ------------------------
   The condensed consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

   The results of operations for the 1995 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

   The  January  28,  1995 condensed consolidated  balance  sheet
amounts   have   been   derived  from  the   previously   audited
consolidated balance sheet of AnnTaylor Stores Corporation.

   Certain fiscal 1994 amounts have been reclassified to conform to the 1995 presentation.

   It is not considered necessary to include detailed footnote information as of April 29, 1995 and April 30, 1994. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated
Financial Statements contained in the AnnTaylor Stores Corporation 1994 Annual Report to Stockholders.


2. Income Per Share
- - --------------------
   Net income per share is calculated by dividing net income by the total of the weighted average number of common shares and common share equivalents outstanding, assuming the exercise of outstanding warrants and the dilutive effect of outstanding stock options, computed in accordance with the treasury stock method. The number of shares used in the calculation was as follows:

                                April 29, 1995  April 30, 1994
                                --------------  --------------
                                         (in thousands)

   Common shares                     23,045          21,776
   Warrants                              57             180
   Stock options                        397             428
                                     ------          ------
                                     23,499          22,384
                                     ======          ======

==================================================================

3. Long-term Debt
- - ------------------
   The  following summarizes long-term debt outstanding at  April
29, 1995:

                                            (in thousands)

      Revolving Credit Agreement              $ 91,000
      8-3/4% Notes                             100,000
      Revolving Receivables Facility            34,300
                                               -------
        Total long-term debt                  $225,300
                                               =======

   At April 29, 1995, AnnTaylor, Inc. and AnnTaylor Funding, Inc. were not in compliance with one financial covenant under the revolving credit agreement and the receivables financing agreement relating to AnnTaylor, Inc.'s fixed charge coverage ratio, which event of noncompliance was waived by Bank of America, NT & SA, as agent for the lenders under the revolving credit agreement, and by the parties to the receivables financing agreement.

===================================================================

Item 2. Management's Discussion and Analysis of Operations
- - ------------------------------------------------------------

Results of Operations

                                                  Quarters Ended
                                               --------------------

                                               April 29,  April 30,
                                                  1995       1994
                                               ---------- ---------
   Number of Stores:
   Open at beginning of period                    262        231
   Opened during period                            15          5
   Expanded during period*                         12          2
   Closed during period                            (2)        (2)
   Open at end of period                          275        234
   Type of Stores Open at End of Period:
      AnnTaylor Stores                            240        223
      AnnTaylor Factory Stores                     23         11
      Ann Taylor Loft stores                        6        ---
      AnnTaylor Studio stores                       6        ---

   ----------
   * Expanded stores are excluded from comparable store sales for the first year following expansion.


Quarter Ended April 29, 1995 Compared to Quarter Ended April  30, 1994
- - ----------------------------------------------------------------------

   The Company's net sales in the first quarter of 1995 increased to $168,306,000 from $145,283,000 in the first quarter of 1994, an increase of $23,023,000 or 15.8%. The increase in net sales was attributable to the opening of new stores and the expansion of existing stores, offset by the closing of two stores and a 0.7% decrease in comparable store sales in the first quarter of 1995. The decrease in comparable store sales was due primarily to negative comparable sales in the dress department.

   Gross profit as a percentage of net sales decreased to 45.7% in the first quarter of 1995 from 47.4% in the first quarter of 1994. This decrease was attributable to increased cost of goods sold as a percentage of net sales resulting from markdowns associated with increased promotional activities.

   Selling, general and administrative expenses represented 37.1% of net sales in the first quarter of 1995 compared to 32.3% of net sales in the first quarter of 1994. The 4.8% increase is primarily attributable to higher tenancy, store maintenance and store selling costs as a percentage of sales (approximately 70% of the increase), additional catalog expense relating to the Company's test of its catalog as a mail order vehicle (approximately 15% of the increase) and higher merchandising and design expense (approximately 15% of the increase). The Company has decided to return its catalog format to principally an advertising vehicle, rather than a mail order business, commencing Fall 1995.

   As a result of the foregoing, operating income decreased to $12,123,000, or 7.2% of net sales, in the first quarter of 1995 from $19,530,000, or 13.4% of net sales, in the first quarter of 1994. Amortization of goodwill was $2,377,000 in the first quarter of 1995 and 1994. Operating income, without giving effect to such amortization in either year, was $14,500,000, or 8.6% of net sales, in the 1995 period and $21,907,000, or 15.1% of net sales, in the 1994 period.

   Interest expense was $4,498,000, including $193,000 of non-cash interest expense, in the first quarter of 1995, and $3,456,000, including $348,000 of non-cash interest expense, in the first quarter of 1994. The increase in interest expense is primarily attributable to higher interest rates and higher outstanding indebtedness in 1995.

   The income tax provision was $4,077,000, or 53.9% of income before income taxes, in the first quarter of 1995 compared to $7,874,000, or 49.4% of income before income taxes, in the first quarter of 1994. The effective income tax rate for both periods was higher than the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $3,491,000, or 2.1% of net sales, for the first quarter of 1995 compared to $8,060,000, or 5.5% of net sales, for the first quarter of 1994.

   AnnTaylor Stores Corporation conducts no business other than the management of AnnTaylor, Inc.



Financial Condition
- - -------------------

   For the first quarter of 1995, net cash used by operating activities totaled $10,772,000, primarily as a result of increases in working capital, partially offset by income from operations and non-cash operating expenses. Cash used for investing activities during the first quarter of 1995 amounted to $16,412,000, for the purchase of property and equipment including $2,453,000 for the purchase of equipment for the Company's new distribution center in Louisville, Kentucky. Cash provided by financing activities during the first quarter of 1995 amounted to $26,765,000.

   Accounts receivable increased to $69,021,000 at April 29, 1995 from $61,211,000 at January 29, 1995, an increase of $7,810,000 or 12.8%. This increase was partially attributable to Ann Taylor credit card receivables, which increased approximately $1,088,000, and to third-party credit card receivables (American Express, MasterCard and VISA), which increased $2,395,000 due to the timing of payments by third-party credit card issuers. Construction allowance receivables increased $3,829,000 due to the timing of receipts for stores opened in fiscal year 1994, stores opened in the first quarter of 1995 and stores planned to be opened in the second quarter of 1995.

   Merchandise inventories increased to $110,313,000 at April 29, 1995 from $93,705,000 at January 28, 1995, an increase of $16,608,000. The higher inventory level at April 29, 1995 was attributable to the purchase of inventory for new and expanded stores opened in the first quarter of 1995, anticipation of store square footage increases in the second quarter of 1995, planned comparable store sales growth, and the timing of receipt of goods.

   At April 29, 1995, $91,000,000 was outstanding under the Revolving Credit Agreement and $34,300,000 was outstanding under AnnTaylor Funding, Inc's receivables facility. Ann Taylor can borrow up to $125,000,000 under the Revolving Credit Agreement and AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the receivables facility, depending upon its accounts receivable balance.

   At April 29, 1995, Ann Taylor and AnnTaylor Funding, Inc. were not in compliance with one financial covenant under the revolving credit agreement and the receivables financing agreement relating to AnnTaylor's fixed charge coverage ratio, which event of noncompliance was waived by Bank of America, NT
& SA, as agent for the lenders under the revolving credit agreement, and by the parties to the receivables financing agreement. Satisfaction of this covenant in future periods will be dependent upon the Company's sales and earnings for those periods.

   The Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, totaled $61,341,000, $25,062,000 and $4,303,000 in 1994, 1993 and 1992, respectively. Capital expenditures totaled $16,412,000 in the first quarter of 1995. The Company expects its capital expenditure requirements for the remainder of 1995 to be approximately $55,900,000, including $1,400,000 for the new distribution center and material handling equipment.

   Dividends and distributions from AnnTaylor, Inc. to the Company are restricted by both the Revolving Credit Agreement and the indenture relating to AnnTaylor, Inc.'s
8-3/4% Subordinated Notes due 2000.

   In order to finance its operations and the majority of its capital requirements, the Company expects to use internally generated funds and funds available to it under the Revolving Credit Agreement. The Company believes that cash flow from operations and funds available under the Revolving Credit Agreement will be sufficient to enable it to meet its ongoing cash needs for the foreseeable future.

=================================================================

                   PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders
- - -------------------------------------------------------------

  AnnTaylor   Stores   Corporation's  1995  Annual   Meeting   of
Stockholders was held on June 7, 1995. The following matters were voted upon and approved by the Company's stockholders at the meeting:

1. Ms. Rochelle B. Lazarus and Mr. Robert C. Grayson were reelected as Class I Directors of the Company, for terms expiring in 1998. 18,485,908 and 18,401,674 shares were voted in favor of, and 83,358 and 167,592 shares were voted against or abstained from voting on the proposal for Ms. Lazarus and Mr. Grayson, respectively. Mr. James J. Burke, Jr. and
    Ms. Sally Frame Kasaks continued as Class II Directors, with terms expiring in 1996, and Mr. Gerald S. Armstrong,
    Mr. Paul E. Francis and Ms. Hanne M. Merriman continued as Class III Directors with terms expiring in 1997.

2. The appointment of Deloitte & Touche llp as the Company's independent accountants for the 1995 fiscal year was ratified. 18,556,964 shares were voted in favor of, and 12,302 shares were voted against or abstained from voting on, this proposal.



Item 6.  Exhibits and Reports on Form 8-K
- - ------------------------------------------
      (a)  Exhibits:
               None

      (b)  Reports on Form 8-K:
               None

====================================================================

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor Stores Corporation


Date:  June 13, 1995               By: /s/  Paul E. Francis
                                     -------------------------
                                     Paul E. Francis
                                      Executive Vice President -
                                      Finance and Administration
                                      (Chief Financial Officer)


Date:  June 13, 1995               By: /s/  Walter J. Parks
                                      --------------------------
                                      Walter J. Parks
                                       Senior Vice President-
                                       Finance
                                       (Principal Accounting
                                       Officer)