Form 10-Q
period 1995-07-29
ANNTAYLOR STORES CORP
filed 1995-09-12
CIK 874214

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549

                         FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 29, 1995

                              OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                 Commission file number 1-10738


                   ANNTAYLOR STORES CORPORATION
    ------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


         Delaware                                 13-3499319
-------------------------------              -------------------
(State of other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)


  142 West 57th Street, New York, NY                10019
----------------------------------------      --------------------
(Address of principal executive offices)          (Zip Code)


                            (212) 541-3300
     --------------------------------------------------------------
         (Registrant's telephone number, including area code)


   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No _____ .

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
          Class                           August 27, 1995
          -----                           ----------------
  Common Stock, $.0068 par value             23,076,489


=====================================================================

                          INDEX TO FORM 10-Q




                                                                Page No.
                                                                -------
  PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Statements of Operations
              for the Quarters and Six Months Ended July 29,
              1995 and July 30, 1994                                 3

            Condensed Consolidated Balance Sheets at
              July 29, 1995 and January 28, 1995                     4

            Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended July 29, 1995 and
              July 30, 1994                                          5

            Notes to Condensed Consolidated Financial Statements     6


   Item 2.   Management's Discussion and Analysis of Operations      8


  PART II.  OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders    13

   Item 6.   Exhibits and Reports on Form 8-K                       13


=======================================================================

                     PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements



                      ANNTAYLOR STORES CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Quarters and Six Months Ended July 29, 1995 and July 30, 1994
                             (unaudited)

                                        Quarters Ended      Six Months Ended
                                     --------------------   -----------------

                                     July 29,    July 30,   July 29,  July 30,
                                       1995        1994       1995      1994
                                     --------    --------   --------  --------

                                      (in thousands, except per share amounts)

Net sales                            $183,695    $159,936   $352,001  $305,219
Cost of sales                         114,869      87,991    206,224   164,394
                                      -------     -------    -------   -------

Gross profit                           68,826      71,945    145,777   140,825
Selling, general and administrative
  expenses                             67,233      50,836    129,684    97,809
Amortization of goodwill                2,376       2,376      4,753     4,753
                                      -------     -------    -------   -------

Operating income (loss)                  (783)     18,733     11,340    38,263
Interest expense                        4,468       3,117      8,966     6,573
Other (income) expense, net              (231)        186       (174)      326
                                      -------     -------     ------    ------
Income (loss) before income taxes      (5,020)     15,430      2,548    31,364
Income tax provision (benefit)         (1,211)      7,507      2,866    15,381
                                      -------     -------     ------    ------

  Income (loss) before extraordinary
    loss                               (3,809)      7,923       (318)   15,983

  Extraordinary loss (net of income
    tax benefit of $654,000)              ---        (868)       ---      (868)
                                       ------      ------      -----     -----

  Net income (loss)                  $ (3,809)     $7,055    $  (318)  $15,115
                                      =======       =====     ======    ======

  Net income (loss) per share of
    common stock:
  Income (loss) per share before
    extraordinary loss               $   (.16)     $  .34    $  (.01)  $   .70
  Extraordinary loss per share            ---        (.04)       ---      (.04)
                                       -------      -----      -----     -----


    Net income (loss) per share      $   (.16)     $  .30    $  (.01)  $   .66
                                       =======      =====     ======    ======

  Weighted average number of shares
   and share equivalents outstanding   23,225      23,587     23,337    22,981
                                       ======      ======     ======    ======


     See accompanying notes to condensed consolidated financial statements.

===============================================================================

                      ANNTAYLOR STORES CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   July 29, 1995 and January 28, 1995

                                                         July 29, January 28,
                                                           1995       1995
                                                         --------  ---------
                                                       (unaudited)
                                                            (in thousands)

                                  ASSETS
Current assets
   Cash                                                   $ 1,820   $ 1,551
   Accounts receivable, net of allowances of $628,000
    and $931,000, respectively                             72,373    61,211
   Merchandise inventories                                 99,411    93,705
   Prepaid expenses and other current assets               14,302     7,956
   Deferred income taxes                                    3,650     3,650
                                                          -------   -------
     Total current assets                                 191,556   168,073

Property and equipment
   Land and building                                        9,175       499
   Leasehold improvements                                  50,573    43,370
   Furniture and fixtures                                  72,367    59,105
   Construction in progress                                36,952    24,867
                                                          -------   -------
                                                          169,067   127,841
     Less accumulated depreciation and amortization        38,950    31,503
                                                          -------   -------
     Net property and equipment                           130,117    96,338

Goodwill, net of accumulated amortization of $61,972,000
 and $57,219,000, respectively                            318,278   323,031
Investment in CAT                                           4,436     3,792
Deferred income taxes                                       1,600     1,600
Deferred financing costs, net of accumulated
 amortization of $1,341,000 and $956,000, respectively      2,444     2,829
Other assets                                                2,351     2,591
                                                          -------   -------
     Total assets                                        $650,782  $598,254
                                                          =======   =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                      $ 45,425  $ 36,625
   Accrued rent                                             6,487     5,243
   Accrued salaries                                         4,781     5,929
   Accrued expenses                                        12,087    18,095
                                                          -------   -------
     Total current liabilities                             68,780    65,892

Long-term debt                                            249,000   200,000
Other liabilities                                           6,874     6,250
Commitments and contingencies

Stockholders' equity
   Common stock, $.0068 par value; 40,000,000 shares
    authorized; 23,120,831 and 23,106,572 shares
    issued, respectively                                      157       157
   Additional paid-in capital                             311,222   310,714
   Warrants to acquire 37,046 and 58,412 shares of
    common stock, respectively                                604       951
   Retained earnings                                       14,678    14,996
   Deferred compensation on restricted stock                  (97)     (149)
                                                          -------   -------
                                                          326,564   326,669
   Less treasury stock, 45,342 and 65,843 shares,
    respectively, at cost                                    (436)     (557)
                                                          -------   -------
        Total stockholders' equity                        326,128   326,112
                                                          -------   -------
        Total liabilities and stockholders' equity       $650,782  $598,254
                                                          =======   =======


     See accompanying notes to condensed consolidated financial statements.

============================================================================

                       ANNTAYLOR STORES CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Six Months Ended July 29, 1995 and July 30, 1994
                               (unaudited)

                                                         Six Months Ended
                                                        -------------------
                                                        July 29,    July 30,
                                                          1995        1994
                                                        --------    -------

                                                           (in thousands)

Operating activities:
 Net income (loss)                                    $   (318)    $ 15,115
 Adjustments to reconcile net income (loss) to
   net cash (used by) provided by operating
   activities:
   Equity earnings in CAT                                 (644)        (694)
   Extraordinary loss                                      ---        1,522
   Provision for loss on accounts receivable               457          811
   Depreciation and amortization                         9,139        5,278
   Amortization of goodwill                              4,753        4,753
   Amortization of deferred financing costs                385          613
   Amortization of deferred compensation                    52          250
   Loss on disposal of property and equipment              401          759

   (Increase) decrease in:
     Receivables                                       (11,619)      (6,485)
     Merchandise inventories                            (5,706)      (7,418)
     Prepaid expenses and other current assets          (6,346)         931

   Increase (decrease) in:
     Accounts payable                                    8,800        3,093
     Accrued expenses                                   (5,912)          61
     Other non-current assets and liabilities, net         864          258
                                                       -------      -------
 Net cash (used by) provided by operating activitie     (5,694)      18,847

Investing activities:
 Purchases of property and equipment                   (43,319)     (21,861)
                                                       -------      -------
 Net cash used by investing activities                 (43,319)     (21,861)

Financing activities:
 Borrowings under revolving credit agreement            45,000       26,000
 Payment of bank term loan                                 ---      (56,000)
 Net proceeds from common stock offering                   ---       30,414
 Exercise of stock options                                 282        2,121
 Net borrowings under receivables facility               4,000        1,566
 Payment of financing costs                                ---         (122)
                                                       -------      -------
 Net cash provided by financing activities              49,282        3,979
                                                       -------      -------
Net increase in cash                                       269          965
Cash, beginning of period                                1,551          292
                                                       -------      -------
Cash, end of period                                   $  1,820     $  1,257
                                                       =======      =======
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for interest             $  8,035     $  5,969
                                                       =======      =======
 Cash paid during the period for income taxes         $  5,915     $ 14,169
                                                       =======      =======


   See accompanying notes to condensed consolidated financial statements.

 ==========================================================================


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

   It is not considered necessary to include detailed footnote information as of July 29, 1995 and July 30, 1994. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 1994 Annual Report to Stockholders.


2. Income Per Share
   ----------------

   Net income per share is calculated by dividing net income by the total of the weighted average number of common shares and common share equivalents outstanding, assuming the exercise of outstanding warrants and the dilutive effect of outstanding stock options, computed in accordance with the treasury stock method. The number of shares used in the calculation was as follows:

                              Quarters Ended    Six Months Ended
                             -----------------   -----------------
                             July 29,  July 30,  July 29, July 30,
                               1995      1994      1995     1994
                             --------  --------  --------  -------
                                         (in thousands)
   Common shares              23,057    22,947    23,051   22,362
   Warrants                       52        60        54      120
   Stock options                 116       580       232      499
                              ------    ------    ------   ------
                              23,225    23,587    23,337   22,981
                              ======    ======    ======   ======

3. Long-term Debt
   --------------

   The following summarizes long-term debt outstanding at July
29, 1995:

                                        (in thousands)

      Revolving Credit Agreement           $109,000
      8-3/4% Notes                          100,000
      Receivables Facility                   40,000
                                            -------
         Total long-term debt              $249,000
                                            =======

   The maturity date of the revolving credit agreement has been extended to July 29, 1998.

   At July 29, 1995, AnnTaylor, Inc. and AnnTaylor Funding, Inc. were not in compliance with one financial covenant under the revolving credit agreement and the receivables facility relating to AnnTaylor, Inc.'s fixed charge coverage ratio. The revolving credit agreement and the receivables facility were amended as of September 7, 1995 and September 11, 1995, respectively, to reduce the required fixed charge coverage ratio for the second quarter, as a result of which the Company satisfied this covenant, and to reduce the required fixed charge coverage ratio for the third and fourth quarters of 1995. The amendment to the revolving credit agreement also, among other things, revised the cleandown provision for 1995 to require the Company to reduce the outstanding loan balance under the agreement to $85,000,000 or less for at least fifteen consecutive days during the last six months of fiscal 1995 and added limitations on capital expenditures for fiscal 1995 through 1998 as follows:
1995: $78.2 million; 1996: $45 million; 1997: $30 million and
1998: $30 million.

===================================================================

Item 2.  Management's Discussion and Analysis of Operations

Results of Operations
                                       Quarters Ended      Six Months Ended
                                      ----------------     -----------------

                                      July 29, July 30,    July 29, July 30,
                                        1995     1994        1995     1994
                                      -------  --------    -------- -------
   Number of Stores:
   Open at beginning of period          275        234        262      231
   Opened during period                  14          3         29        8
   Expanded during period*                5         11         17       13
   Closed during period                 ---          2          2        4
   Open at end of period                289        235        289      235

   Type of Stores Open at End of
     Period:
      AnnTaylor Stores                                        247      222
      AnnTaylor Factory Stores                                 23       13
      Ann Taylor Loft stores                                   11      ---
      AnnTaylor Studio stores                                   8      ---
-------
* Expanded stores are excluded from comparable store sales for the first year following expansion.



Quarter Ended July 29, 1995 Compared to Quarter Ended July 30, 1994

   The Company's net sales in the second quarter of 1995 increased to $183,695,000 from $159,936,000 in the second quarter of 1994, an increase of $23,759,000 or 14.9%. The increase in net sales was attributable to the opening of new stores and the expansion of existing stores, offset by a 5.6% decrease in comparable store sales in the second quarter of 1995. The decrease in comparable store sales is attributable to weak customer response to the Company's spring merchandise selections, as well as to continued weakness in demand for women's apparel generally.

   Gross profit as a percentage of net sales decreased to 37.5% in the second quarter of 1995 from 45.0% in the second quarter of 1994. This decrease was attributable to increased cost of goods sold as a percentage of net sales, primarily resulting from markdowns associated with increased promotional activities.

   Selling, general and administrative expenses represented 36.6% of net sales in the second quarter of 1995, compared to 31.8% of net sales in the second quarter of 1994. The 4.8% increase is primarily attributable to higher tenancy, store maintenance and store selling costs as a percentage of sales (approximately 74% of the increase), higher distribution expense relating to start-up costs of the Company's new distribution facility in Louisville, Kentucky (approximately 14% of the increase), additional catalog expense relating to the Company's test of its catalog as a mail order vehicle (approximately 5% of the increase) and higher merchandising and design expense (approximately 7% of the increase). The Company has decided to return its catalog format to principally an advertising vehicle, rather than a mail order business, commencing Fall 1995.

   As a result of the foregoing, the Company had an operating loss of $783,000, or 0.4% of net sales, in the second quarter of 1995, compared to operating income of $18,733,000, or 11.7% of net sales, in the second quarter of 1994. Amortization of goodwill was $2,376,000 in the second quarter of 1995 and 1994. Operating income, without giving effect to such amortization in either year, was $1,593,000, or 0.9% of net sales, in the 1995 period and $21,109,000, or 13.2% of net sales, in the 1994 period.

   Interest expense was $4,468,000 in the second quarter of 1995 and $3,117,000 in the second quarter of 1994. The increase in interest expense is primarily attributable to higher interest rates and higher outstanding indebtedness in 1995.

   The income tax benefit was $1,211,000, or 24.1% of loss before income taxes, in the second quarter of 1995 compared to the income tax provision of $7,507,000, or 48.7% of income before income taxes, in the second quarter of 1994. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net loss of $3,809,000, or 2.1% of net sales, for the second quarter of 1995 compared to net income before extraordinary loss of $7,923,000, or 5.0% of net sales, for the second quarter of 1994.

   In connection with debt refinancing activities in May and July 1994, the Company incurred an extraordinary loss of $868,000, net of taxes, in the second quarter of 1994. After giving effect to this extraordinary loss, the Company had net income of $7,055,000 in the second quarter of 1994.

   AnnTaylor Stores Corporation conducts no business other than the management of AnnTaylor, Inc.



Six Months Ended July 29, 1995 Compared to Six Months Ended July 30, 1994

   The Company's net sales in the first six months of 1995 increased to $352,001,000 from $305,219,000 in the first six months of 1994, an increase of $46,782,000 or 15.3%. The increase in net sales was attributable to the opening of new stores and the expansion of existing stores, offset by the closing of two stores and a 3.3% decrease in comparable store sales in the first six months of 1995. The decrease in comparable store sales is attributable to weak customer response to the Company's spring merchandise selections, as well as to continued weakness in demand for women's apparel generally.

   Gross profit as a percentage of net sales decreased to 41.4% in the first six months of 1995 from 46.1% in the first six months of 1994. This decrease was attributable to the increased cost of goods sold as a percentage of net sales, primarily resulting from markdowns associated with increased promotional activities.


   Selling, general and administrative expenses represented 36.8% of net sales in the first six months of 1995, compared to 32.0% of net sales in the first six months of 1994. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to higher tenancy, store maintenance and store selling costs as a percentage of sales (approximately 71% of the increase), higher distribution center expense relating to start-up costs of the Company's new distribution facility in Louisville, Kentucky in the second quarter (approximately 7% of the increase), additional catalog expense relating to the Company's test of its catalog as a mail order vehicle (approximately 11% of the increase) and higher merchandising and design expense (approximately 11% of the increase). The Company has decided to return its catalog format to principally an advertising vehicle, rather than a mail order business, commencing Fall 1995.

   As a result of the foregoing, operating income decreased to $11,340,000, or 3.2% of net sales, in the first six months of 1995, from $38,263,000, or 12.5% of net sales, in the first six months of 1994. Amortization of goodwill was $4,753,000 in the first six months of 1995 and 1994. Operating income, without giving effect to such amortization in either year, was $16,093,000, or 4.6% of net sales, in the 1995 period and $43,016,000, or 14.1% of net sales, in the 1994 period.

   Interest expense was $8,966,000 in the first six months of 1995 and $6,573,000 in the first six months of 1994. The increase in interest expense is primarily attributable to higher interest rates applicable to the Company's debt obligations and higher outstanding indebtedness in 1995.

   The income tax provision was $2,866,000, or 112.5% of income before income taxes in the 1995 period, compared to $15,381,000, or 49.0% of income before income taxes and extraordinary loss, in the 1994 period. The effective income tax rate for both periods was higher than the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had a net loss of $318,000 or 0.1% of net sales, for the first six months of 1995 compared to net income before extraordinary loss of $15,983,000, or 5.2% of net sales, for the first six months of 1994.

   In connection with the debt refinancing activities in May and July 1994, the Company incurred an extraordinary loss of $868,000 net of taxes, in the second quarter of 1994. After giving effect to these extraordinary losses, the Company had net income of $15,115,000 in the first six months of 1994.


Financial Condition

   For the first six months of 1995, net cash used by operating activities totaled $5,694,000, primarily as a result of increases in working capital, partially offset by non-cash operating expenses. Cash used for investing activities during the first six months of 1995 amounted to $43,319,000, for the purchase of property and equipment. Cash provided by financing activities during the first six months of 1995 amounted to $49,282,000, primarily as a result of borrowings under the revolving credit agreement and receivables facility.

   Accounts receivable increased to $72,373,000 at July 29, 1995 from $61,211,000 at January 29, 1995, an increase of $11,162,000 or 18.2%. This increase was partially attributable to Ann Taylor credit card receivables, which increased approximately $5,683,000, and to third-party credit card receivables (American Express, MasterCard and VISA), which increased $2,527,000 due to the timing of payments by third-party credit card issuers. Construction allowance receivables increased to $8,042,000 at July 29, 1995 from $5,549,000 at January 29, 1995, an increase of $2,493,000, due to the timing of receipts attributable to stores opened in fiscal year 1994 and the spring of 1995, and the stores planned to open in the fall of 1995.

   Merchandise inventories were $99,411,000 at July 29, 1995, compared to inventories of $93,705,000 at January 28, 1995. Total square footage increased to 1,442,000 square feet at July 29, 1995 from 1,173,000 square feet at January 28, 1995. On a per square foot basis, inventories were down 13.7% at the end of the second quarter of 1995 compared to inventories per square foot at the end of the previous fiscal year.

   At July 29, 1995, $109,000,000 was outstanding under the revolving credit agreement and $40,000,000 was outstanding under AnnTaylor Funding, Inc's receivables facility. AnnTaylor, Inc. can borrow up to $125,000,000 under the revolving credit agreement and AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the receivables facility, depending upon its accounts receivable balance. The maturity date of the revolving credit agreement has been extended to July 29, 1998.

   At July 29, 1995, AnnTaylor, Inc. and AnnTaylor Funding, Inc. were not in compliance with one financial covenant under the revolving credit agreement and the receivables facility relating to AnnTaylor, Inc.'s fixed charge coverage ratio. The revolving credit agreement and the receivables facility were amended as of September 7, 1995 and September 11, 1995, respectively, to reduce the required fixed charge coverage ratio for the second quarter, as a result of which the Company satisfied this covenant, and to reduce the required fixed charge coverage ratio for the third and fourth quarters of 1995. Compliance with financial covenants in future periods will be dependent upon the Company's sales and earnings and the amount of capital expenditures made by the Company. Depending upon the Company's sales and earnings, in order to be in compliance with the revised fixed charge coverage ratio for the third and fourth quarters of 1995, the Company may finance certain planned capital expenditures through fixed asset leasing transactions, described below, currently being pursued by the Company.

   The amendment to the revolving credit agreement also, among other things, revised the clean down provision for 1995, to require the Company to reduce the outstanding loan balance under the agreement to $85,000,000 or less for at least fifteen consecutive days during the last six months of fiscal 1995 and added limitations on capital expenditures for fiscal 1995 through 1998 as follows: 1995: $78.2 million; 1996:
$45 million; 1997: $30 million and 1998: $30 million. The Company expects to be able to continue its plans for growth and refurbishment within these limits. The Company currently expects to add not more than 250,000 square feet of retail store space in 1996.

   The Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, totaled $61,341,000 and $25,062,000 in 1994 and 1993, respectively. Capital expenditures totaled $43,319,000 in the first six months of 1995. The Company expects total capital expenditures for 1995 to be approximately $75,000,000. The Company is pursuing financing of up to $38,000,000 of such expenditures through fixture and equipment leasing transactions that may reduce its capital expenditures by a like amount. The Company is also pursuing a $7,000,000 long-term mortgage loan to be secured by the Company's Louisville distribution center land and building.

   Dividends and distributions from AnnTaylor, Inc. to the Company are restricted by both the revolving credit agreement and the indenture relating to AnnTaylor, Inc.'s
8-3/4% Subordinated Notes due 2000.

   In order to finance its operations and capital requirements, the Company expects to use internally generated funds and funds available to it under the revolving credit agreement. The Company believes that cash flow from operations and funds available under the revolving credit agreement will be sufficient to enable it to meet its ongoing cash needs for the foreseeable future. In addition, if completed, the fixture and equipment leasing transactions and the distribution center mortgage financing described above would provide the Company with additional liquidity.

================================================================

                  PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

  AnnTaylor Stores Corporation's 1995 Annual Meeting of
Stockholders was held on June 7, 1995. The following matters were voted upon and approved by the Company's stockholders at the meeting:

1. Ms. Rochelle B. Lazarus and Mr. Robert C. Grayson were reelected as Class I Directors of the Company, for terms expiring in 1998. 18,485,908 and 18,401,674 shares were voted in favor of, and 83,358 and 167,592 shares were voted against or abstained from voting on the proposal for the re-election of Ms. Lazarus and Mr. Grayson, respectively. Mr. James J. Burke, Jr. and Ms. Sally Frame Kasaks continued as Class II Directors, with terms expiring in 1996, and Mr. Gerald S. Armstrong, Mr. Paul E. Francis and Ms. Hanne M. Merriman continued as Class III Directors with terms expiring in 1997.

2. The appointment of Deloitte & Touche llp as the Company's independent accountants for the 1995 fiscal year was ratified. 18,556,964 shares were voted in favor of, and 12,302 shares were voted against or abstained from voting on, this proposal.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                  10.9.2 Extension of the final maturity date of the Revolving Credit Agreement to July 29, 1998, dated as of June 29, 1995, among AnnTaylor, Inc., Bank of America National Trust and Savings Association ("Bank of America"), Fleet Bank, the financial institutions party thereto, and Bank of America, as Agent.

                  10.9.3 Amendment No. 2 to the Revolving Credit Agreement, dated as of September 7, 1995, among AnnTaylor, Inc., Bank of America, Fleet Bank, the financial institutions party thereto, and Bank of America, as Agent.

                  10.31.3 Third Amendment to the Receivables
                          Financing Agreement, dated as of September
                          11, 1995, among AnnTaylor Funding, Inc.,
                          AnnTaylor, Inc., Clipper Receivables
                          Corporation, State Street Boston Capital
                          Corporation and PNC Bank National
                          Association.

==========================================================================
Item 6.  Exhibits and Reports on Form 8-K (continued)

          (a)  Exhibits (continued):

                  10.33.1    Amendment to the AnnTaylor Stores
                             Corporation Deferred Compensation Plan as approved by the Board of Directors on August 11, 1995.

          (b)  Reports on Form 8-K:

                   None

========================================================================

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor Stores Corporation


Date:    September 11, 1995        By: /s/  Paul E. Francis
         ---------------------         -------------------------
                                       Paul E. Francis
                                       Executive Vice President -
                                       Finance and Administration
                                       (Chief Financial Officer)


Date:    September 11, 1995        By: /s/  Walter J. Parks
         --------------------          ---------------------------
                                       Walter J. Parks
                                       Senior Vice President - Finance
                                       (Principal Accounting Officer)