Form 10-Q
period 1995-10-28
ANNTAYLOR STORES CORP
filed 1995-12-08
CIK 874214

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 28, 1995

                               OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 1-10738


                  ANNTAYLOR STORES CORPORATION
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


      Delaware                                 13-3499319
      --------                                 -----------
(State of other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)



142 West 57th Street, New York, NY                  10019
----------------------------------                  ------
(Address of principal executive offices)          (Zip Code)


                         (212) 541-3300
                -------------------------------
      (Registrant's telephone number, including area code)


   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No ____ .

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                                         Outstanding as of
          Class                          November 24, 1995
          -------                        -----------------
  Common Stock, $.0068 par value             23,084,311



==================================================================
                       INDEX TO FORM 10-Q




                                                              Page No.
                                                              --------
  PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements
            Condensed Consolidated Statements of Operations
              for the Quarters and Nine Months Ended
              October 28, 1995 and October 29, 1994                3
            Condensed Consolidated Balance Sheets at
              October 28, 1995 and January 28, 1995                4
            Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended October 28, 1995
              and October 29, 1994                                 5
            Notes to Condensed Consolidated Financial Statements   6

     Item 2.   Management's Discussion and Analysis of Operations  9

  PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                   14
                  PART I. FINANCIAL INFORMATION

====================================================================

Item 1.   Financial Statements


                  ANN TAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Nine Months Ended October 28, 1995 and October
                            29, 1994
                           (unaudited)

                                    Quarters Ended        Nine Months Ended
                                   ------------------    -------------------
                                   Oct. 28,   Oct. 29,   Oct. 28,   Oct. 29,
                                     1995       1994       1995       1994
                                   --------   --------    -------    -------
                                   (in thousands, except per share amounts)


Net sales                           $178,500   $164,632   $530,501   $469,851
Cost of sales                         98,362     87,576    304,586    251,970
                                     -------    -------    -------    -------

Gross profit                          80,138     77,056    225,915    217,881
Selling, general and administrative
  expenses                            69,074     54,826    198,758    152,635
Amortization of goodwill               2,377      2,377      7,130      7,130
                                     -------    -------    -------    -------

Operating income                       8,687     19,853     20,027     58,116
Interest expense                       5,402      3,642     14,368     10,215
Other (income) expense, net              374        (10)       200        316
                                     -------    -------    -------    -------

Income before income taxes and
  extraordinary loss                   2,911     16,221      5,459     47,585
Income tax provision                   2,225      7,937      5,091     23,318
                                     -------    -------    -------    -------

Income before extraordinary loss         686      8,284        368     24,267

Extraordinary loss (net of income
  tax benefit of $654,000)               ---        ---        ---        868
                                     -------    -------    -------    -------
   Net income                           $686     $8,284       $368  $  23,399
                                     =======     =======   =======    =======


   Net income per share of common stock:
   Income per share before
     extraordinary loss               $  .03     $  .35    $    .02  $   1.05
   Extraordinary loss per share          ---        ---         ---       .04
                                     -------     -------    -------   -------

      Net income per share            $  .03     $  .35     $   .02  $   1.01
                                     =======     ========   =======   =======

   Weighted average number of shares
      and share equivalents
      outstanding                     23,195      23,693      23,244    23,208
                                     =======     =======     =======   =======




  See accompanying notes to condensed consolidated financial statements.

  ============================================================================

                 ANNTAYLOR STORES CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
              October 28, 1995 and January 28, 1995


                                          October 28, 1995    January 28, 1995
                                          ----------------    ----------------
                                            (unaudited)
                                                    (in thousands)
                             ASSETS
Current assets
   Cash                                        $ 1,251               $ 1,551
   Accounts receivable, net of allowances of
     $684,000 and $931,000, respectively        73,849                61,211
   Merchandise inventories                     120,966                93,705
   Prepaid expenses and other current assets    14,577                 7,956
   Deferred income taxes                         3,650                 3,650
                                               -------               -------
     Total current assets                      214,293               168,073
Property and equipment
   Land and building                             9,189                   499
   Leasehold improvements                       62,000                43,370
   Furniture and fixtures                       82,877                59,105
   Construction in progress                     33,966                24,867
                                               -------               -------
                                               188,032               127,841
     Less accumulated depreciation and
       amortization                             38,605                31,503
                                               -------               -------
     Net property and equipment                149,427                96,338

Goodwill, net of accumulated amortization
  of $64,349,000 and $57,219,000,
  respectively                                 315,901               323,031
Investment in CAT                                4,856                 3,792
Deferred income taxes                              400                 1,600
Deferred financing costs, net of accumulated
  amortization of $1,580,000 and $956,000,
  respectively                                   3,848                 2,829
Other assets                                     2,837                 2,591
                                               -------               -------
     Total assets                             $691,562              $598,254
                                               =======               =======


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                            $62,483              $36,625
   Accrued rent                                  7,396                5,243
   Accrued interest                              5,370                1,994
   Accrued expenses                             13,541               22,030
                                               -------              -------
     Total current liabilities                  88,790               65,892
Long-term debt                                 268,000              200,000
Other liabilities                                7,826                6,250
Commitments and contingencies
Stockholders' equity
   Common stock, $.0068 par value; 40,000,000
   shares authorized; 23,129,653 and
   23,106,572 shares issued, respectively         157                   157
   Additional paid-in capital                 311,328               310,714
   Warrants to acquire 37,046 and 58,412
   shares of common stock, respectively           604                   951
   Retained earnings                           15,364                14,996
   Deferred compensation on restricted stock      (71)                 (149)
                                              -------               -------
                                              327,382               326,669

   Less treasury stock, 45,342 and 65,843
     shares, respectively, at cost               (436)                 (557)
                                              -------               -------
        Total stockholders' equity            326,946               326,112
        Total liabilities and stockholders'
          equity                             $691,562             $ 598,254
                                             ========               =======


See accompanying notes to condensed consolidated financial statements.

===========================================================================

                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Nine Months Ended October 28, 1995 and October 29, 1994
                           (unaudited)


                                                    Nine Months Ended
                                             --------------------------------
                                             Oct. 28, 1995      Oct. 29, 1994
                                             -------------      -------------
                                                      (in thousands)
Operating activities:
 Net income                                         $  368             $23,399
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Extraordinary loss                                  ---               1,522
   Equity earnings in CAT                           (1,064)             (1,108)
   Provision for loss on accounts receivable           866               1,193
   Depreciation and amortization                    14,008               8,591
   Amortization of goodwill                          7,130               7,130
   Amortization of deferred financing costs            624                 793
   Amortization of deferred compensation                78                 280
   Deferred income taxes                             1,200                 ---
   Loss on disposal of property and equipment          947               1,125
   (Increase) decrease in:
     Receivables                                   (13,444)            (12,833)
     Merchandise inventories                       (27,261)            (43,434)
     Prepaid expenses and other current assets      (6,621)                998
   Increase (decrease) in:
     Accounts payable                               25,372               9,109
     Accrued expenses                               (2,071)              4,891
     Other non-current assets and liabilities,
       net                                           1,331                 446
                                                   -------             -------
 Net cash provided by operating activities           1,463               2,102
Investing activities:
 Purchases of property and equipment               (68,994)            (33,273)
                                                   -------             -------
 Net cash used by investing activities             (68,994)            (33,273)
                                                   -------             -------
Financing activities:
 Increase in bank overdrafts                           486                 ---
 Borrowing under revolving credit agreement         39,000              53,000
 Exercise of stock options                             388               3,551
 Payments of financing costs                        (1,643)               (294)
 Proceeds from (payment of) term loan               25,000             (56,000)
 Net proceeds from common stock offering               ---              30,414
 Net borrowing on receivables facility               4,000               3,049
                                                   -------             -------
 Net cash provided by financing activities          67,231              33,720
                                                   -------             -------
Net increase (decrease) in cash                       (300)              2,549
Cash, beginning of period                            1,551                 292
                                                    -------            -------
Cash, end of period                                 $1,251             $ 2,841
                                                   =======             =======
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for interest          $10,398             $ 6,655
                                                   =======             =======
 Cash paid during the period for income taxes      $ 7,549             $21,065
                                                   =======             =======





   See accompanying notes to condensed consolidated financial statements.

=============================================================================
                  ANNTAYLOR STORES CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


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

   It is not considered necessary to include detailed footnote information as of October 28, 1995 and October 29, 1994. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated
Financial Statements contained in the AnnTaylor Stores Corporation 1994 Annual Report to Stockholders.


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


                            Quarters Ended      Nine Months Ended
                          ------------------    ------------------

                          Oct. 28,  Oct. 29,    Oct. 28,   Oct. 29,
                            1995      1994        1995       1994
                          --------   -------     -------   ---------
                                         (in thousands)

   Common shares            23,079    22,988      23,062     22,570
   Warrants                     37        60          47        100
   Stock options                79       645         135        538
                            ------    ------      ------     ------
                            23,195    23,693      23,244     23,208
                            ======    ======      ======     ======


3. Long-term Debt
   --------------

   The following summarizes long-term debt outstanding at October
28, 1995:

                                         (in thousands)

      Revolving Credit Agreement            $103,000
      Term Loan                               25,000
      8-3/4% Notes                           100,000
      Receivables Facility                    40,000
                                             -------
        Total long-term debt                $268,000
                                            ========

   On September 29, 1995, AnnTaylor, Inc. ("Ann Taylor"), a wholly owned subsidiary of AnnTaylor Stores Corporation (the "Company"), entered into an amended and restated credit agreement to replace its existing bank credit agreement. The amended and restated credit agreement provides, among other things, for a new $25,000,000 term loan, in addition to the $125,000,000 revolving credit facility provided for under the original credit agreement. The term loan bears interest at a rate equal to, at the Company's
option,   the   Bank  of  America  National  Trust  and   Savings
Association ("Bank of America") (1) Base Rate plus 1.50%, or (2) Eurodollar Rate plus 2.50%, and amounts outstanding under the revolving credit facility bear interest at a rate equal to, at the Company's option, the Bank of America (1) Base Rate plus
 .75%, or (2) Eurodollar Rate plus 1.75%. Effective December 6, 1995, the interest rate on the term loan will increase by 1%. The principal amount of the term loan is payable on September 29, 1998, and the maturity date of the revolving credit facility is
July  29,  1998.   The  amended  and  restated  credit  agreement
contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders, and maintaining certain financial ratios and specified levels of net worth, some of which provisions were amended by the new credit agreement. The amended and restated credit agreement also provides for, among other things, a limitation on capital expenditures commencing in fiscal
1996.   Ann Taylor's payment obligations under the agreement  are
guaranteed by the Company.

   On October 31, 1995, AnnTaylor Funding, Inc., a wholly owned subsidiary of Ann Taylor, entered into an amended and restated receivables financing agreement, refinancing its existing receivables financing facility on substantially the same terms as the prior facility, except that the Lender under the agreement changed from Clipper Receivables Corporation to Market Street Capital Corp. The financial covenants in the new agreement were revised to mirror certain of the financial covenants contained in Ann Taylor's amended and restated bank credit agreement.

   On November 27, 1995, Ann Taylor and its wholly owned subsidiary AnnTaylor Distribution Services, Inc., received the proceeds of a $7,000,000 seven year mortgage loan secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of $64,891 through December 1, 1997, and thereafter in monthly installments sufficient to amortize the then remaining principal balance over a period of five years.

===================================================================

Item 2. Management's Discussion and Analysis of Operations

Results of Operations
                                    Quarters Ended          Nine Months Ended
                                  ------------------       -------------------
                                  Oct. 28,   Oct. 29,      Oct. 28,   Oct. 29,
                                     1995       1994          1995       1994
                                   --------   ------       -------    -------
Number of Stores:
Open  at  beginning of period          289       235            262       231
Opened during period                    14        18             43        26
Expanded during period*                 12         8             29        21
Closed during period                   ---       ---              2         4
Open at end of period                  303       253            303       253
Type of Stores Open at End of Period:
      AnnTaylor Stores                                          256       231
      AnnTaylor Factory  Stores                                  23        17
      Ann Taylor Loft stores                                     15       ---
      AnnTaylor Studio stores                                     9         5

-------------------
   * Expanded stores are excluded from comparable store sales for the first year following expansion.


==============================================================================

Quarter Ended October 28, 1995 Compared to Quarter Ended October 29, 1994
-------------------------------------------------------------------------

   The Company's net sales in the third quarter of 1995 increased to $178,500,000 from $164,632,000 in the third quarter of 1994, an increase of $13,868,000 or 8.4%. The increase in net sales was attributable to the opening of new stores and the expansion of existing stores, offset by an 11.3% decrease in comparable store sales in the third quarter of 1995. The Company believes that the decrease in comparable store sales is principally attributable to continued weakness in demand for women's apparel generally.

   Gross  profit as a percentage of net sales decreased to  44.9%
in  the third quarter of 1995 from 46.8% in the third quarter  of
1994.   This  decrease  was primarily attributable  to  markdowns
associated with increased promotional activities.

   Selling, general and administrative expenses represented 38.7% of net sales in the third quarter of 1995, compared to 33.3% of net sales in the third quarter of 1994. The 5.4% increase is primarily attributable to higher tenancy, store maintenance and store selling costs as a percentage of sales (approximately 74% of the increase), higher distribution expense relating to start-up costs of the Company's distribution facility that opened in Louisville, Kentucky in June 1995 (approximately 8% of the increase), higher packaging and supplies expense (approximately 8% of the increase) and higher merchandising and design expense (approximately 6% of the increase).

   As a result of the foregoing, the Company had an operating income of $8,687,000, or 4.9% of net sales, in the third quarter of 1995, compared to operating income of $19,853,000, or 12.1% of net sales, in the third quarter of 1994. Amortization of goodwill was $2,377,000 in the third quarter of each of 1995 and 1994. Operating income, without giving effect to such amortization in either year, was $11,064,000, or 6.2% of net sales, in the 1995 period and $22,230,000, or 13.5% of net sales, in the 1994 period.

   Interest expense was $5,402,000 in the third quarter  of  1995 and $3,642,000 in the third quarter of 1994. The increase in interest expense is attributable to higher interest rates and higher outstanding indebtedness in 1995.

   The income tax provision was $2,225,000, or 76.4% of income before income taxes, in the third quarter of 1995 compared to the income tax provision of $7,937,000, or 48.9% of income before income taxes, in the third quarter of 1994. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $686,000, or 0.4% of net sales, for the third quarter of 1995 compared to net income of $8,284,000, or 5.0% of net sales, for the third quarter of 1994.

   The Company conducts no business other than the management of Ann Taylor.

===================================================================

Nine Months Ended October 28, 1995 Compared to Nine Months Ended
----------------------------------------------------------------
October 29, 1994
----------------------------------------------------------------
   The Company's net sales in the first nine months of 1995 increased to $530,501,000 from $469,851,000 in the first nine months of 1994, an increase of $60,650,000 or 12.9%. The increase  in  net sales was attributable to the  opening  of  new stores  and  the  expansion of existing  stores,  offset  by  the closing of two stores and a 6.2% decrease in comparable store sales in the first nine months of 1995. The decrease in comparable store sales is attributable to weak customer response to the Company's Spring and Summer merchandise assortments, as well as continued weakness in demand for women's apparel generally.

   Gross profit as a percentage of net sales decreased to 42.6% in the first nine months of 1995 from 46.4% in the first nine months of 1994. This decrease was primarily attributable to markdowns associated with increased promotional activities.

   Selling, general and administrative expenses represented 37.5% of net sales in the first nine months of 1995, compared to 32.5% of net sales in the first nine months of 1994. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to higher tenancy, store maintenance and store selling costs as a percentage of sales (approximately 74% of the increase), higher distribution center expense relating to start-up costs of the Company's distribution facility in Louisville, Kentucky in the second quarter
(approximately 8% of the increase), additional catalog expense relating to the Company's test of its catalog as a mail order vehicle (approximately 7% of the increase), higher merchandising and design expense (approximately 8% of the increase) and higher packaging and supplies expense (approximately 3% of the increase). The Company returned its catalog format to principally an advertising vehicle, rather than a mail order business, commencing Fall 1995.

   As a result of the foregoing, operating income decreased to $20,027,000, or 3.8% of net sales, in the first nine months of 1995, from $58,116,000, or 12.4% of net sales, in the first nine months of 1994. Amortization of goodwill was $7,130,000 in the first nine months of each of 1995 and 1994. Operating income, without giving effect to such amortization in either year, was $27,157,000, or 5.1% of net sales, in the 1995 period and $65,246,000, or 13.9% of net sales, in the 1994 period.

   Interest expense was $14,368,000 in the first nine months of 1995 and $10,215,000 in the first nine months of 1994. The increase in interest expense is attributable to higher interest rates applicable to the Company's debt obligations and higher outstanding indebtedness in 1995.

   The income tax provision was $5,091,000, or 93.3% of income before income taxes in the 1995 period, compared to $23,318,000, or 49.0% of income before income taxes and extraordinary loss, in the 1994 period. The effective income tax rate for both periods was higher than the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had a net income of $368,000 or 0.1% of net sales, for the first nine months of 1995 compared to net income before extraordinary loss of $24,267,000, or 5.2% of net sales, for the first nine months of 1994.

   In connection with debt financing activities undertaken in May and July of 1994, the Company incurred an extraordinary loss of $868,000 net of taxes, in the second quarter of 1994. After giving effect to these extraordinary losses, the Company had net income of $23,399,000 in the first nine months of 1994.

=================================================================


Financial Condition
-------------------

   For the first nine months of 1995, net cash provided by operating activities totaled $1,463,000, primarily as a result of non-cash operating expenses, partially offset by increases in working capital. Cash used for investing activities during the first nine months of 1995 amounted to $68,994,000, for the purchase of property and equipment. Cash provided by financing activities during the first nine months of 1995 amounted to $67,231,000, primarily as a result of borrowings under the
revolving   credit  agreement,  including  the  term  loan,   and
receivables facility.

   Accounts receivable increased to $73,849,000 at October 28, 1995 from $61,211,000 at January 29, 1995, an increase of $12,638,000 or 20.6%. This increase was primarily attributable to Ann Taylor credit card receivables, which increased approximately $9,513,000.

   Merchandise inventories were $120,966,000 at October 28, 1995, compared to inventories of $93,705,000 at January 28, 1995. Total square footage increased to 1,605,000 square feet at October 28, 1995 from 1,173,000 square feet at January 28, 1995. On a per square foot basis, inventories were down 5.7% at the end of the third quarter of 1995 compared to inventories per square foot at the end of the previous fiscal year.

   At  October  28, 1995, the Company had outstanding  long  term debt, on a consolidated basis, of $268,000,000, comprising $103,000,000 under the revolving credit facility, $25,000,000 under the term loan, both pursuant to Ann Taylor's amended and restated bank credit agreement (see Note 3 to Financial
Statements), $40,000,000 under AnnTaylor Funding, Inc.'s receivables facility and $100,000,000 principal amount of Ann Taylor's 8-3/4% Subordinated Notes due 2000. AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the receivables facility, depending upon its accounts receivable balance. The maturity date of the revolving credit facility is July 29, 1998 and the maturity date of the term loan is September 29, 1998. The maturity date of the receivables facility is January 17, 1997.

   The amended and restated credit agreement also, among other things, revised the limitations on capital expenditures for fiscal 1996 through 1998 as follows: 1996: $6,250,000 per fiscal quarter; 1997: $32,500,000 per fiscal year and 1998: $32,500,000 per fiscal year. The Company expects to be able to continue its plans for growth and refurbishment within these limits. The Company currently expects to add approximately 150,000 square feet of retail store space in 1996.


   The Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, totaled $68,994,000 in the first nine months of 1995. The Company expects total capital expenditures for 1995 to be approximately $82,000,000 and to have increased store square footage by approximately 500,000 square feet. The Company continues to pursue financing a portion of such
expenditures  through   fixture  and  equipment  lease  financing
arrangements.

   In addition, on November 27, 1995, Ann Taylor and its wholly owned subsidiary AnnTaylor Distribution Services, Inc., received the proceeds of a $7,000,000 seven year mortgage loan secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of $64,891 through December 1, 1997; thereafter, monthly installments, which are sufficient to amortize the then remaining principal balance over a period of five years, will be due and payable. In accordance with the terms of the amended and restated credit facility, the Company applied a portion of the proceeds of the mortgage loan to reduce borrowings outstanding under the revolving credit facility and the term loan facility and, at the time of required delivery of the fiscal year end reports, the maximum amount available to be borrowed under the revolving credit facility will be decreased by $3,500,000.

   Dividends and distributions from Ann Taylor to the Company are restricted by both the revolving credit agreement and the indenture relating to Ann Taylor's
8-3/4% Subordinated Notes due 2000.

   In order to finance its operations and capital requirements, the Company expects to use internally generated funds and funds available to it under the revolving credit agreement. The Company believes that cash flow from operations and funds available under the revolving credit agreement will be sufficient to enable it to meet its ongoing cash needs for the foreseeable future. In addition, if completed, the fixture and equipment leasing transactions referred to above would provide the Company with additional liquidity.
=================================================================

                   PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
               10.9.4 Amended and Restated Credit Agreement, dated as of September 29, 1995, among Ann Taylor, Bank of America, Fleet Bank, National Association, as Co-Agents, the financial institutions from time to time party thereto, BA Securities, Inc., as Arranger, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Ann Taylor filed on October 17, 1995.

               10.10.1  Amended and Restated Guaranty,  dated
                        as  of  September  29, 1995,  made  by  the
                        Company  in  favor of Bank of  America,  as
                        Agent.    Incorporated  by   reference   to
                        Exhibit 10.4 to the Current Report on  Form
                        8-K  of  Ann  Taylor filed on  October  17,
                        1995.

               10.11.1 Amended and Restated Security and Pledge Agreement, dated as of September 29, 1995, made by Ann Taylor in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Ann Taylor filed on October 17, 1995.

               10.12.1 Amended and Restated Security and Pledge Agreement, dated as of September 29, 1995, made by the Company in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Ann Taylor filed on October 17, 1995.

====================================================================

Item 6.  Exhibits and Reports on Form 8-K (continued)

         (a)  Exhibits (continued)

                10.13 Trademark Security Agreement, dated as of September 29, 1995, made by Ann Taylor in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Ann Taylor filed on October 17, 1995.

                10.31.4  Amended   and  Restated  Receivables
                         Financing Agreement dated October 31, 1995, among AnnTaylor Funding, Inc., Ann Taylor, Market Street Capital Corp. and PNC Bank, National Association.

                10.34 Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Financing Statement dated November 20, 1995, between AnnTaylor Distribution Services, Inc., as Mortgagor, and General Electric Capital Assurance Company, as Mortgagee.

                10.35 Promissory Note dated November 20, 1995 from Ann Taylor and AnnTaylor Distribution Services, Inc., collectively as Borrower, to General Electric Capital Assurance Company, as Lender.

      (b)  Reports on Form 8-K:

               The Company filed a report with the Commission on Form 8-K dated September 29, 1995 with respect to the amendment and restatement of Ann Taylor's then existing revolving credit agreement and the Company's amended and restated guarantee of Ann Taylor's indebtedness under that agreement.

================================================================
                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor Stores Corporation


Date:  December 8, 1995             By: /s/ Walter J. Parks
      --------------------              ---------------------
                                            Walter J. Parks
                                        Senior Vice President -Finance
                                        (Duly Authorized Officer and
                                         Principal Accounting Officer)