Form 10-K
period 1996-02-03
TAYLOR ANN STORES CORP
filed 1996-04-08
CIK 874214

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 1996
                                       OR
    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                          COMMISSION FILE NO. 1-10738
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

                                  ------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
  COMMON STOCK, $.0068 PAR VALUE          THE NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

                                  ------------

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X  No _.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No _.

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 1, 1996 was $294,711,644.

    The number of shares of the registrant's Common Stock outstanding as of March 1, 1996 was 23,080,278.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's Proxy Statement for the Registrant's 1996
Annual Meeting of Stockholders to be held on June 14, 1996 are incorporated by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS


GENERAL

    AnnTaylor Stores Corporation (the "Company"), through its wholly owned subsidiary, AnnTaylor, Inc. ("Ann Taylor"), is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold primarily under the Ann Taylor brand name. Ann Taylor merchandise represents classic styles, updated to reflect current fashion trends. The Company's stores offer a full range of career and casual separates, weekend wear, dresses, tops, accessories and shoes, coordinated as part of a total wardrobing strategy. This total wardrobing strategy is reinforced by an emphasis on customer service. Ann Taylor sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the "Ann Taylor look" while reflecting the customers' personal styles.

    The Company believes that "Ann Taylor" is a highly recognized national brand that defines a distinct fashion point of view. As a result of strong consumer acceptance of this niche positioning, the Company's sales per square foot productivity and operating profit margins have historically been among the highest in the specialty apparel retailing industry. The Company has adopted a growth strategy of capitalizing on this brand recognition by introducing product extensions within its stores and entering into new channels of distribution, as well as continuing its retail store expansion program.

    As of February 3, 1996, the Company operated 306 stores in 40 states and the District of Columbia, under the names Ann Taylor, Ann Taylor Factory Store, Ann Taylor Loft and Ann Taylor Studio. Of the 258 stores operated under the Ann Taylor name, approximately three-quarters are located in regional malls and upscale specialty retail centers, with the balance located in downtown and village locations. These stores represent the Company's core merchandise line. The Company believes that its customer base for its Ann Taylor Stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

    In 1993, the Company converted its four existing clearance centers to Ann Taylor Factory Stores, and as of February 3, 1996, operated 22 Ann Taylor Factory Stores located in factory outlet centers. Outlet centers appeal to consumers' increasing orientation to value and to manufacturers' and retailers' desire for additional channels of distribution and control over liquidation of their product. The success of the Company's Factory Stores and consumers' continuing emphasis on value led the Company to begin testing, in 1995, Ann Taylor Loft, a separate moderate-priced store concept for customers who appreciate the Ann Taylor style but have a smaller budget for apparel, shoes and accessories. As of February 3, 1996, the Company operated 17 Ann Taylor Loft stores, also located in factory outlet centers. Merchandise manufactured for Loft stores is sold under the Ann Taylor Loft and Shoe Loft labels. Ann Taylor Loft stores also sell the Company's ATdenim and "destination" fragrance and personal care lines described below. The Company's Factory Stores serve as a clearance vehicle for both Ann Taylor and Ann Taylor Loft merchandise, in addition to selling ATdenim, the "destination" product line, and current Ann Taylor Loft merchandise.

    In Fall 1994, the Company began testing Ann Taylor Studio stores, a free-standing shoe and accessory store concept offering the broadest assortment of Ann Taylor shoes, as well as Ann Taylor hosiery, small leather accessories such as belts and handbags, and the Company's "destination" fragrance and personal care line. As of February 3, 1996, the Company had nine Ann Taylor Studio stores.

    The Company is a holding company that was incorporated under the laws of the state of Delaware in 1988 under the name AnnTaylor Holdings, Inc. The Company changed its name to AnnTaylor Stores Corporation in April 1991. The Company was formed at the direction of Merrill Lynch Capital

Partners, Inc. ("ML Capital Partners"), a wholly owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."), for the purpose of acquiring Ann Taylor in a leveraged buyout transaction (the "Acquisition") in 1989. As of March 1, 1996, certain limited partnerships controlled directly or indirectly by ML Capital Partners, together with certain other affiliates of ML&Co. (collectively, the "ML Entities"), owned 6,155,118 shares, or approximately 26.7%, of the outstanding Common Stock of the Company. The ML Entities have two designees on the Company's Board of Directors and, therefore, are in a position to influence management of the Company. Unless the context indicates otherwise, all references herein to the Company include the Company and its wholly owned subsidiary Ann Taylor.


BUSINESS STRATEGY

    Under the leadership of Chairman and Chief Executive Officer, Sally Frame Kasaks, the Company has pursued growth through the extension of the Ann Taylor brand, through the successful introduction of new product lines and new channels of distribution, as well as through retail store expansion.

    The Company believes that product extensions support the Company's total wardrobing strategy, as well as provide existing and new customers with additional reasons to patronize Ann Taylor stores. Product extensions expanded or developed over the past three years include Ann Taylor shoes, ATdenim, Ann Taylor Petites, the "destination" fragrance and personal care line, and Ann Taylor "navy label" merchandise.

    Ann Taylor shoes, which were sold in 99 Ann Taylor Stores in 1992, were expanded to 188 stores by the end of Fiscal 1995, as well as to the Company's nine Ann Taylor Studio stores. In Fall 1992, the Company increased its presence in casual wear by introducing its own line of denim known as "ATdenim", now sold in all Ann Taylor stores other than Ann Taylor Studio stores. In Fall 1993, Ann Taylor Petites was tested in the career separates and dress categories in 25 Ann Taylor Stores; by the end of Fiscal 1995, a broader range of Ann Taylor Petites was carried in 171 stores. Ann Taylor Loft stores offer a full assortment of Ann Taylor Loft Petites. In Fall 1994, the Company introduced a fragrance and limited line of personal care products under the name "destination", now sold in all Ann Taylor store concepts. This product line was expanded in Fall 1995 to include hair care and bath products, and a limited collection of home environment products such as scented candles and scented sea glass. In Spring 1995, the Company began testing Ann Taylor "navy label" merchandise in the career separates and dress categories in 30 Ann Taylor Stores. Navy label merchandise is priced approximately 30% higher than core Ann Taylor label merchandise, and is intended to compete with designer bridge and diffusion lines. The navy label collection will be limited to approximately 50 Ann Taylor Stores whose customer demographics the Company believes can support the higher price points of this merchandise.

    New channels of distribution expanded or introduced over the past three years include the expansion of the Company's Ann Taylor Factory Store concept; the introduction of Ann Taylor Studio stores in Fall 1994; and the introduction of Ann Taylor Loft in Spring 1995. See "Business--General;-- Stores; and--Expansion".

    In Fall 1994, the Company sought to convert its fashion catalog, previously used primarily as an advertising vehicle, into a direct response mail order business. Although the direct response catalog had a good customer response rate to its initial mailings, the Company determined during Spring 1995 that the direct response mail order business was incompatible with the Company's current objectives for a variety of logistical, merchandising and financial reasons and returned its catalog to an advertising vehicle in Fall 1995. The Company suspended its catalog entirely in early 1996 and is presently evaluating the effectiveness of various advertising strategies. See "Business--Advertising and Promotion".

    Over the past three years, the Company has doubled the amount of its retail square footage, growing from 219 stores encompassing approximately 814,000 square feet at the beginning of Fiscal 1993, to 306 stores encompassing approximately 1,651,000 square feet at the end of Fiscal 1995. Of this, approximately 478,000 net square feet was added in Fiscal 1995. Since 1993, the Company has updated its Ann Taylor Store prototype and also increased the size of a typical new Ann Taylor Store from approximately 3,500 square feet to approximately 6,000 square feet, to enable the Company to more effectively present its full merchandise assortment. The increase in the Company's retail store square footage also reflects the expansion or relocation during this period of 66 of the Company's most productive stores to reflect the updated store prototype design.

    To support the Company's growth strategy and improve operating performance, since 1992 the Company has (i) introduced an in-house product design and development department to further distinguish and reinforce the exclusivity of Ann Taylor merchandise and to improve consistency of product quality and fit;
(ii) added a significant number of new associates to support the Company's efforts in merchandising, planning and production management; (iii) increased its investment in corporate infrastructure, particularly in information systems and by constructing a new 256,000 square foot distribution center, which was substantially completed in 1995; and (iv) sought to develop its own global, direct sourcing capabilities in order to reduce costs, shorten lead times and better control the quality of its merchandise, by forming, in Fiscal 1992, a sourcing joint venture with Cygne Designs, Inc. ("Cygne"), known as CAT U.S., Inc. and C.A.T. (Far East) Limited (together, "CAT"). Approximately 38% of the Company's merchandise in Fiscal 1995 was purchased through CAT. The Company has entered into an agreement in principle with Cygne, dated as of April 8, 1996, to acquire Cygne's interest in CAT and the assets of the Ann Taylor Woven Division of Cygne that are used in sourcing merchandise for Ann Taylor (collectively, the "CAT/Cygne Transaction"). See "Business--Merchandise Design and Production; and
- --CAT/Cygne Transaction" and "Management's Discussion and Analysis--Liquidity and Capital Resources; and --Recent Developments".


FISCAL 1995 RESULTS

    The Company believes that its brand growth strategy is sound and contributed to the success of the business in Fiscal 1993 and Fiscal 1994. However, the Company also believes, in retrospect, that the introduction of multiple initiatives and acceleration of growth in Fall 1994, at a time when the Company was also expanding its infrastructure to support this growth, created a strain on the business and contributed to the Company's disappointing financial results in Fiscal 1995. During Fiscal 1994, the Company devoted substantial management time and resources to the planning, implementation and supervision of new store concepts (including the Ann Taylor Loft and Ann Taylor Studio stores), new product lines, the test of a direct response catalog business and the rapid expansion of its real estate portfolio. The move to a more vertically integrated business created an increased level of complexity in the Company's business during this period. As a result of management's focus on these initiatives and the assimilation of many new functions and people, Ann Taylor merchandise in Fiscal 1995 failed to achieve the cohesive, distinctive look that had defined the brand in the previous two years. Management believes that in 1995 its merchandise was "over-assorted" and, in some departments, appeared too "young" or "trendy". In addition, the Company experienced inconsistency in the fit of its apparel. The impact of these merchandising issues was exacerbated by the generally poor apparel retailing environment that prevailed throughout Fiscal 1995.

    The Company has taken a number of actions in response to its disappointing results of Fiscal 1995. In recognition of the increased vertical integration and resulting increased complexity of the business, in 1995 the Company conducted an extensive project with a nationally recognized consulting firm to improve its internal processes in the areas of inventory planning, merchandising, design and quality assurance. This project was completed by the end of 1995 and the processes developed were begun to be implemented in Fall 1995, during the planning and procurement of the Spring 1996 merchandise assortment.

    In the financial area, the Company is seeking to improve inventory turns by reducing inventory levels on a per square foot basis from Fiscal 1994 and 1995 levels. The Company believes that improved merchandise execution and more conservative inventory management will result in improved gross margins over Fiscal 1995 levels, by reducing the Company's markdown rate. At the end of Fiscal 1995, inventory levels were $62 per square foot, or 22% lower per square foot than at the end of Fiscal 1994. The Company has also focused on improving management of operating expenses by limiting the growth of central expenses and seeking to operate its stores more efficiently. The Company also has slowed its store expansion program for Fiscal 1996, planning to undertake no more than 15 to 20 new stores or expansions in 1996, compared to 78 such projects in Fiscal 1995. See "Business--Expansion".

    In February 1996, the Company strengthened its executive management team by naming J. Patrick Spainhour as President and Chief Operating Officer, a newly created position, to improve execution of operations across the business and to allow Ms. Kasaks to focus more of her time on merchandise content and strategic direction.

MERCHANDISE DESIGN AND PRODUCTION

    Ann Taylor merchandise is developed based upon current fashion trends and analysis of prior year sales. The Company's product design and development and merchandising groups determine needs for the upcoming season, design styles to fill those needs, and arrange for the production of merchandise either through the Company's CAT merchandise sourcing joint venture, or through vendors who are private label specialists, or directly with manufacturers.

    The Company's production management department establishes the technical specifications for all Ann Taylor merchandise, inspects and certifies factories in which Ann Taylor merchandise is produced, conducts periodic inspections of factories while goods are in production to identify potential problems prior to shipment of merchandise by vendors, and, upon receipt, inspects merchandise on a test basis for uniformity of sizes and colors, as well as for overall quality of manufacturing.

    The Company is continuing to develop its capability to source its merchandise directly with manufacturers. The Company believes that direct sourcing improves its competitive position by reducing costs and shortening lead times. To this end, in May 1992, the Company commenced a joint venture with Cygne known as CAT, which was formed for the purpose of acting as a sourcing agent exclusively for Ann Taylor, placing merchandise orders directly with manufacturers. Merchandise purchased by Ann Taylor through CAT represented 38.3% and 36.3% of all merchandise purchased by the Company in Fiscal 1995 and 1994, respectively. The Company currently owns a 40% interest in CAT, and Cygne owns the remaining 60% of CAT. As described below, the Company has entered into an agreement in principle with Cygne to acquire Cygne's interest in CAT as well as the assets of the Ann Taylor Woven Division of Cygne that are used in sourcing merchandise for Ann Taylor.

    In Fiscal 1995, the Company purchased merchandise from approximately 170 vendors, including five vendors each of whom accounted for 4% or more of the Company's merchandise purchases: CAT (38.3%), Cygne (16.3%), D.S. Studio (5.3%), Parigi (4.9%), and Depeche (4.8%). In 1995, most of the Company's merchandise was purchased from domestic vendors, including CAT. However, consistent with the retail apparel industry as a whole, many of the Company's domestic vendors import a large portion of their merchandise from abroad. For example, substantially all of the merchandise purchased through CAT is manufactured outside the United States.

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

    The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any supplier, although it does have an equity investment in its direct sourcing venture CAT. The Company believes it has a good relationship with its suppliers and that, as the number of stores increases and existing stores are expanded, there will continue to be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. Nevertheless, if there were an interruption or cessation of business by CAT, the Company could, as a result of the quantity of its merchandise purchased through CAT, experience a material disruption in its ability to obtain sufficient merchandise inventories until alternate merchandise supplies were secured. In addition, the Company could experience an increase in the cost of merchandise, if it were not able to obtain merchandise from replacement suppliers at prices as favorable as it has been able to obtain from CAT. See "Management's Discussion and Analysis--Liquidity and Capital Resources".

    As indicated above, in Fiscal 1995 the Company purchased approximately 16% of its merchandise directly from Cygne. In November 1995, Cygne disclosed that it was in violation of certain terms of the bank credit agreement that provides Cygne's principal source of working capital financing and that, as a result of such violation, the lender under that credit facility has the right to cancel the facility and to demand immediate repayment of the amounts outstanding thereunder. Cygne also disclosed that a separate trade credit facility had been suspended as a result of Cygne's failure to make payments thereunder when due. Cygne has stated that if it is unable to restore its suspended trade credit facility, maintain its present financing and credit facilities or otherwise obtain necessary working capital, it could experience a liquidity shortfall that would adversely affect its ability to finance its operations. If Cygne's operations were interrupted or discontinued, the Company could experience temporary inventory shortfalls, disruptions or delays with respect to any unfilled purchase orders then outstanding with Cygne, although the Company believes that adequate alternate sources would be available that could replace Cygne as a merchandise resource for the products that the Company typically purchases from Cygne; however, there can be no assurance that such alternate sources will be available.

    CAT obtains its working capital financing pursuant to a $40 million loan facility provided by the same bank that provides Cygne with its principal working capital facility. Such loan facility expires in May 1996 and there can be no assurance that CAT will be able to renew such facility. Although CAT currently is in compliance with the terms of its credit agreement, the agreement contains a cross-default provision relating to defaults under other indebtedness of CAT or Cygne. As a result of Cygne's default under its bank credit agreement, CAT's current lender presently has the right to cancel CAT's $40 million credit facility and to demand repayment of the amounts outstanding under that facility. See "Management's Discussion and Analysis--Liquidity and Capital Resources".

    The Company's agreement with Cygne relating to the parties' ownership of CAT provides that either Cygne or Ann Taylor may offer to purchase the other party's interest in CAT. The party that receives the offer then has the option to either accept the offer and sell its interest in CAT on the terms offered, or purchase the offering party's interest in CAT on the terms offered. There can be no assurance that if the Company were to offer to purchase Cygne's interest in CAT under this provision, that Cygne would not elect instead to purchase the Company's interest, or that if Cygne were to offer to purchase the Company's interest in CAT, that such offer would reflect the value of such interest, or that the Company would have the financial ability to purchase Cygne's interest in CAT at the offered price. If Cygne were to purchase the Company's interest in CAT, there can be no assurance that the Company would be able to continue to do business with CAT on terms having the same economic effect as its current arrangement or be able to replace CAT as a merchandise sourcing agent on similar terms.

CAT/CYGNE TRANSACTION

    The Company and Cygne have entered into an agreement in principle, dated as of April 8, 1996 (the "CAT/Cygne Agreement"), pursuant to which the Company, through a newly formed subsidiary, will purchase all of the shares of CAT stock owned by Cygne (the "CAT Shares") and the assets (the "Assets") of the Ann Taylor Woven Division (the "Division") of Cygne that are used in sourcing merchandise for Ann Taylor (collectively, the "CAT/Cygne Transaction"). Upon consummation of the CAT/Cygne Transaction, CAT will become an indirect wholly owned subsidiary of the Company. In addition to continuing its own sourcing activities on behalf of the Company, CAT will own the Assets of the Division and will perform all sourcing functions for Ann Taylor currently performed by Cygne (the "Cygne Sourcing Business"). The aggregate consideration to be paid by the Company pursuant to the CAT/Cygne Transaction consists of (i) shares of Common Stock of the Company having a market price, based on the closing price of the Company's Common Stock for the ten trading days prior to the closing of the CAT/Cygne Transaction, of $36 million (but in no event greater than 2.5 million shares), and (ii) cash in an amount equal to the tangible net book value of the inventory and fixed assets included in the Assets, less certain assumed liabilities, currently estimated to be approximately $12.9 million. In addition, the Company will assume the obligation to make payment to the president of CAT of approximately $2.0 million becoming due under his existing employment agreement with CAT as a result of the CAT/Cygne Transaction.

    The Company believes that the CAT/Cygne Transaction will mitigate supply interruption risks arising from the financial difficulties experienced by Cygne in 1995. See "Management's Discussion and Analysis--Liquidity and Capital Resources". Moreover, the CAT/Cygne Transaction furthers the Company's strategy of increasing its control over pre-production processes and production management in order to shorten lead times, improve merchandise quality and reduce costs. See "Business--Business Strategy". The Company believes that the integration of CAT's business and the Division with the Company's operations will enable CAT and the Division to share their respective strengths in different areas of pre-production processes and production management, such as CAT's system of statistical quality control and Cygne's strength in fabric development. In addition, the CAT/Cygne Transaction provides a platform for the Company to standardize its pre-production work for its other suppliers, which the Company believes will lead to greater consistency in merchandise production, product fit specifications and quality control. Finally, the Company believes that greater control over pre-production processes and production management will improve logistical coordination of the entire supply chain process, thereby reducing production cycle times and sourcing costs.

    The closing of the CAT/Cygne Transaction is subject to various conditions, and there can be no assurance that the CAT/Cygne Transaction will be consummated. See "Management's Discussion and Analysis--Recent Developments".


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

    Merchandise typically is sold at its original marked price for several weeks, with the length of time varying by item. The Company reviews its inventory levels on an on-going basis in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation or changes in customer preference or if it is determined that the inventory will not sell at its currently marked price. Marked-down items remaining unsold are periodically moved to the Company's Factory Stores where additional markdowns may be taken. In Fiscal 1995, inventory turned 4.3 times and in Fiscal 1994, inventory turned 4.6 times. Inventory turnover is determined by dividing net cost of goods sold by the average of the cost of inventory at the beginning and end of the period.

    The Company uses a centralized distribution system, under which nearly all Ann Taylor merchandise is distributed to the Company's stores through its Kentucky distribution facility, other than hosiery which is shipped from the manufacturer directly to the Company's stores. Merchandise is shipped to the Company's stores nearly every business day. In Spring 1995, the Company completed construction of a 256,000 square foot distribution facility in Louisville, Kentucky that replaced the Company's former Connecticut distribution facilities. See "Properties".

STORES

    As of February 3, 1996, the Company operated 306 stores in 40 states and the District of Columbia, comprising 258 Ann Taylor Stores, 22 Ann Taylor Factory Stores, 17 Ann Taylor Loft stores, and 9 Ann Taylor Studio stores. The Company's 258 Ann Taylor Stores were distributed as follows: 126 stores were located in regional malls, 64 stores were in upscale specialty centers, 43 stores were in village locations, and 25 stores were in downtown locations. The Company's 22 Ann Taylor Factory Stores and 17 Ann Taylor Loft stores were all located in factory outlet centers. The Company's nine Ann Taylor Studio stores were located in regional malls in which there is also an Ann Taylor Store. The following table sets forth by state the stores that were open as of February 3, 1996:

                               LOCATIONS BY STATE

                       NUMBER                           NUMBER
                         OF                               OF
STATE                  STORES    STATE                  STORES
- ---------------------- ------    ---------------------- ------
Alabama...............    2      Louisiana.............    4
Arizona...............    4      Maryland..............    6
Arkansas..............    1      Massachusetts.........   13
California............   52      Michigan..............    8
Colorado..............    4      Minnesota.............    5
Connecticut...........   11      Mississippi...........    1
Delaware..............    1      Missouri..............    7
District of
Columbia..............    6      Nebraska..............    2
Nevada................    2
Florida...............   25      New Hampshire.........    2
Georgia...............    6      New Jersey............   13
Hawaii................    2      New Mexico............    2
Illinois..............   12      New York..............   26
Indiana...............    6      North Carolina........    6
Kentucky..............    2


                       NUMBER
                         OF
STATE                  STORES
- ---------------------- ------

Ohio..................   13
Oklahoma..............    3
Oregon................    2
Pennsylvania..........   14
Rhode Island..........    1
South Carolina........    3
Tennessee.............    6
Texas.................   17
Utah..................    2
Vermont...............    1
Virginia..............    9
Washington............    3
Wisconsin.............    1

    The Company selects store locations that it believes are convenient for its customers. Store locations are determined on the basis of various factors, including geographic location, demographic studies, anchor tenants in a mall location, other specialty stores in a mall or specialty center location or in the vicinity of a village location, and the proximity to professional offices in a downtown or village location. Ann Taylor Factory Stores and Ann Taylor Loft stores are generally located in factory outlet malls in which co-tenants include a significant number of nationally recognized upscale brand name retailers.

    Ann Taylor Stores opened prior to January 30, 1993 averaged 3,500 square feet in size, with the exception of three stores that ranged between 10,300 square feet and 12,500 square feet. During 1992, the Company designed two new store prototypes for its Ann Taylor Stores. The first is a store model of approximately 5,500 square feet, on which most new and expanded stores opened since 1993 are based. The Company also designed a new larger store prototype of approximately 10,000 to 12,000 square feet, which is reserved for certain premier markets that management believes can support such a store. Both new store prototypes incorporate modified display features, fixtures and fitting rooms. The Company believes that these store formats enhance the Company's ability to merchandise its customer offerings and reinforce its total wardrobing concept, provide area necessary for the proper presentation of Ann Taylor shoes, petites and other product line extensions, and improve customer service and ease of shopping. The typical Ann Taylor Store has approximately 19% of its total square footage allocated to stockroom and other non-selling space.

    In Fall 1995, the Company opened two flagship Ann Taylor Stores, each in excess of 20,000 square feet, one on Madison Avenue in New York City, and the other on Post Street in San Francisco. These two larger stores represent the fullest assortment of Ann Taylor merchandise, and include amenities unique to these stores. The Madison Avenue store replaced the Company's former 12,500 square foot store on 57th Street in New York City.

    Ann Taylor Factory Stores average 6,500 square feet and are located in factory outlet centers. Outlet centers appeal to consumers' increasing orientation to value and to manufacturers' and retailers' desire for additional channels of distribution and control over liquidation of their product. Ann Taylor Factory Stores serve as a clearance vehicle for marked-down merchandise from the Company's various store concepts. Prior to the introduction of Ann Taylor Loft stores in 1995, the Company also produced merchandise specifically for sale at its Factory Stores. Ann Taylor Factory Stores now also sell full price Ann Taylor Loft merchandise, as well as certain Ann Taylor products that the Company believes represent exceptional value, such as ATdenim and the "destination" fragrance and personal care line, concurrently with and at the same price as the Ann Taylor Stores.

    The success of the Company's Factory Stores and consumers' continuing emphasis on value led the Company to begin testing, in 1995, a separate moderately-priced store concept under the name "Ann Taylor Loft". Ann Taylor Loft stores opened in Fiscal 1995 are approximately 10,000 square feet and are located in factory outlet centers. Although the Company generally has been satisfied with the initial results of many of its Loft stores, the Company believes it will be able to improve sales per square foot productivity of Loft stores by decreasing the average store size. The Company will continue to test the Loft concept in Fiscal 1996, with plans to open two Loft stores of between 6,000 and 7,000 square feet each, in locations that are not factory outlet centers.

    In Fall 1994, the Company also introduced Ann Taylor Studio stores, a free-standing shoe and accessory store concept. These stores carry the broadest selection of Ann Taylor footwear, and also offer Ann Taylor hosiery, small leather accessories such as belts and handbags, and the "destination" product line. As of February 3, 1996, the Company had nine Ann Taylor Studio stores, located in regional malls in which the Company also has an Ann Taylor Store. Ann Taylor Studio stores average approximately 1,900 square feet. The Ann Taylor Studio stores have not yet met the Company's initial profit objectives for these stores. The Company will continue to test the Ann Taylor Studio store concept, although it does not plan to open any additional Studio stores in Fiscal 1996.


EXPANSION

    An important aspect of the Company's business strategy has been a real estate expansion program designed to reach new customers through the opening of new stores, as well as the expansion of existing stores in order to accommodate product extensions and improve customer service. The Company adds additional stores or expands the size of existing stores in markets where Ann Taylor already has a presence, as market conditions warrant and sites become available. The Company also opens new stores in additional markets that it believes have a sufficient concentration of its target customers. Prior to 1993, the Company's store expansion program focused primarily on adding new Ann Taylor Stores. Since developing the larger Ann Taylor Store prototypes in 1992, the expansion of existing Ann Taylor Stores was also made an integral part of the Company's expansion strategy. Stores expanded by more than 15% are excluded from comparable sales calculations until they have been open over one year at their expanded size.

    The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor Stores ("ATS"), Ann Taylor Factory Stores ("ATO"), Ann Taylor Loft stores

("ATL") and Ann Taylor Studio stores ("ATA") since the consummation of the Acquisition in the beginning of 1989:

                                                NO. STORES                                                  NO. STORES OPEN
                           TOTAL STORES        OPENED DURING         NO. STORES       NO. STORES               AT END OF
                             OPEN AT            FISCAL YEAR           EXPANDED          CLOSED                FISCAL YEAR
                           BEGINNING OF    ---------------------       DURING           DURING       -----------------------------
FISCAL YEAR               FISCAL YEAR(A)   ATS   ATO   ATL   ATA   FISCAL YEAR(B)   FISCAL YEAR(B)   ATS   ATO   ATL   ATA   TOTAL
- ------------------------  --------------   ---   ---   ---   ---   --------------   --------------   ---   ---   ---   ---   -----
1989....................        119        20     1    --    --           2                1         138    1    --    --     139
1990....................        139        29     3    --    --           3                1         166    4    --    --     170
1991....................        170        33    --    --    --           3                3         196    4    --    --     200
1992....................        200        20    --    --    --           5                1         215    4    --    --     219
1993....................        219         8     5    --    --          12                1         222    9    --    --     231
1994....................        231        18    12    --     5          25                4         236   21    --     5     262
1995....................        262        26     2    16     4          30                4         258   22    17     9     306

- ------------

 (a)  Prior to 1989, all stores operated by the Company were Ann Taylor Stores.
 (b) All stores expanded and all stores closed were Ann Taylor Stores, except that one store expanded in 1994 was an ATO store, and one store expanded in 1995 was an ATO store that was converted into an ATL store in connection with such expansion.

    The Company believes that its existing store base is a significant strategic asset of its business. Ann Taylor Stores are located in some of the most productive retail centers in the United States. The Company believes that it is one of the most sought after tenants by real estate developers because of its strong Ann Taylor brand franchise and its high sales per square foot productivity ($518 per square foot in Fiscal 1995). The Company has invested approximately $117 million in its store base since 1993; approximately 53% of its stores are either new or have been completely remodeled, as a result of an expansion or relocation, in the last three years.

    Since 1993, another important aspect of the Company's business strategy has been the addition of new channels of distribution through the development of new store concepts. The Company's real estate efforts support this strategy by seeking real estate sites compatible with each particular concept.

    In 1995, the Company opened 26 Ann Taylor Stores (including the two flagship stores referred to above), 16 Ann Taylor Loft stores, 2 Ann Taylor Factory Stores and 4 Ann Taylor Studio stores, expanded 29 existing Ann Taylor Stores, expanded one existing Factory Store that was then converted to a Loft store, and closed 4 Ann Taylor Stores. This real estate expansion program resulted in a net increase in the Company's total store square footage from approximately 1,173,000 square feet to approximately 1,651,000 square feet, a net increase of approximately 478,000 square feet, or 40.8%. Capital expenditures for the Company's Fiscal 1995 store expansion program, net of landlord construction allowances, totaled approximately $65.1 million, including expenditures for store refurbishing and store refixturing.

    As described above under "Business--Business Strategy", in Fiscal 1996 the Company intends to reduce the number of real estate projects under development from 1995 levels, so that management may focus on addressing the business issues that inhibited the Company's performance in Fiscal 1995. In Fiscal 1996, the Company expects to increase store square footage by approximately 75,000 square feet, or 4.5%, representing approximately 7 new Ann Taylor Stores, 2 new Ann Taylor Loft stores, one new Ann Taylor Factory Store, and the expansion of 5 existing Ann Taylor Stores. The Company expects that capital expenditures for its Fiscal 1996 store expansion program, net of landlord construction allowances, will be approximately $10 million, including expenditures for store refurbishing and store refixturing. The Company expects to evaluate its store expansion strategy for Fiscal 1997 and beyond later in 1996. Ann Taylor's bank credit agreement restricts the Company's annual capital expenditures to $25 million in Fiscal 1996 and to $32.5 million for subsequent years, subject to increase if certain conditions are satisfied. See Note 2 to the Company's Consolidated Financial Statements.

    The Company's ability to continue to increase store square footage will be dependent upon general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the negotiation of acceptable lease terms. See "Management's Discussion and Analysis--Liquidity and Capital Resources".


INFORMATION SYSTEMS

    Over the past three years, the Company has invested in computer hardware, systems applications and local and wide area networks to improve customer service, to support the planning, allocation and merchandising processes, and to improve operating efficiencies.

    In Spring 1994, the Company completed the roll out of a new point of sale system to all Ann Taylor stores. The new system allows the introduction of a number of features that enable the Company to manage its business more effectively and cost efficiently. Through the new system, the Company has introduced on-line acknowledgment of inventory receipts and transfers, which results in more timely inventory information and a reduction in paperwork; and advance ship notices to stores prior to their receipt of merchandise, allowing better store labor planning. The new system permits automated promotional tracking, providing better information to the stores on current promotions and providing the results of these promotions to the Company's headquarters on a more timely basis. This allows the Company to respond more quickly and accurately to customer preferences. During Fiscal 1995, the Company began to implement on-line entry of time and attendance information and staff scheduling, improving accuracy and reducing paperwork. Implementation of this feature should be completed during Spring 1996.

    During Fiscal 1994, the Company also made significant upgrades to its inventory management system. These upgrades, along with the new point of sale system, enabled the Company to introduce full price look-up and provide for more timely information on inventory levels and improved analysis of sales trends. This information will allow the Company to more fully integrate its merchandise planning and allocation systems.

    In Fiscal 1995, the Company continued to make significant upgrades to its inventory management system. The Company's inventory management system employs a relational database to enable the Company to analyze sales and inventory information at a high level of detail. The inventory management system is being further integrated with the Company's merchandise planning, allocation, and replenishment systems. This integration allows the Company to respond more quickly to individual store trends and make allocations of merchandise more closely aligned with an individual store's customer base.


CUSTOMER CREDIT

    Customers may pay for merchandise with the Ann Taylor credit card, American Express, Visa, MasterCard, cash or check. Credit card sales were 77.0% of net sales in Fiscal 1995, 77.7% in Fiscal 1994 and 77.9% in Fiscal 1993. In Fiscal 1995, 24.7% of net sales were made with the Ann Taylor credit card and 52.3% were made with third-party credit cards. As of February 3, 1996, the Company's Ann Taylor credit card accounts receivable totaled $57.4 million, net of allowance for doubtful accounts. Accounts written off in Fiscal 1995 were approximately $1,475,000, or 0.2% of net sales.

    Ann Taylor has offered customers its proprietary credit card since 1976. The Company believes that the Ann Taylor credit card enhances customer loyalty while providing the customer with additional credit. The percentage of the Company's total sales made with its proprietary credit card has been declining over the past few years. The Company believes the declining penetration of its Ann Taylor credit card as a percentage of sales is attributable to the gain of market share by bank cards throughout the retail industry generally, as well as to the increase in the number of the Company's Ann Taylor Factory Stores and Loft stores, which experience a significantly lower penetration of sales with the Ann

Taylor card. At February 3, 1996, the Company had over 520,000 Ann Taylor credit card accounts that had been used during the past 18 months.


ADVERTISING AND PROMOTION

    For many years, including 1995, the Company has relied on its Ann Taylor fashion catalog, mailed principally to Ann Taylor credit card holders, as its principal advertising vehicle. Prior to 1994, the Company also occasionally ran print advertisements in national women's fashion magazines such as Elle, Vogue and Harpers Bazaar. The Company did not run any such magazine advertisements in 1995 or 1994.

    In early 1996, the Company suspended its fashion catalog and is presently evaluating the effectiveness of various advertising strategies, including limited print advertisements in national women's fashion magazines and other advertising media, including various outdoor venues such as bus shelters or mass transit posters.


TRADEMARKS AND SERVICE MARKS

    The trademarks and service marks for Ann Taylor and Ann Taylor Loft, including ATdenim and "destination", either have been registered or have trademark applications pending with the United States Patent and Trademark Office and with the registries of many foreign countries.

    The Company's rights in the "AnnTaylor" mark and the other marks used by it are a significant part of the Company's business, as the Company believes its marks are well known in the women's retail apparel industry. Accordingly, the Company intends to maintain its "AnnTaylor" mark and related registrations.


COMPETITION

    The women's retail apparel industry is highly competitive. The Company's stores compete with certain departments in national or local department stores, and with other specialty store chains and independent retail stores carrying similar lines of merchandise. The Company believes that its focused merchandise selection, exclusive Ann Taylor brand name fashions, personalized service and convenience distinguish it from other specialty retailers. Many of the Company's competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company and there is no assurance that the Company will be able to compete successfully with them in the future.


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

    As of February 3, 1996, the Company had 5,962 employees, of whom 1,366 were full-time salaried employees, 1,663 were full-time hourly employees and 2,933 were part-time hourly employees working less than 30 hours per week. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is good.


ITEM 2. PROPERTIES

    As of February 3, 1996, the Company operated 306 stores, all of which were leased. The leases typically provide for an initial term of five to ten years and grant the Company the right to extend the term for one or two additional five-year periods. Most leases provide for additional rent based on a percentage of store sales in excess of a specified threshold in addition to or in lieu of minimum rentals, as well as for the payment of certain other expenses, such as insurance, utilities and repair and maintenance expenses, and real estate taxes. The current terms of the Company's leases, including renewal options, expire as follows:

       FISCAL YEARS LEASE           NUMBER OF
          TERMS EXPIRE               STORES
- ---------------------------------   ---------
1996-1998........................       69
1999-2001........................       82
2002-2004........................       82
2005 and later...................       73

    Ann Taylor leases corporate offices at 142 West 57th Street, New York, containing approximately 86,700 square feet. The lease for these premises expires in 2006. The Company also leases office space in New Haven, which contains approximately 31,000 square feet. The lease for these premises expires in 1998.

    The Company owns its 256,000 square foot national distribution center located in Louisville, Kentucky. Construction of this facility was begun in 1994 and completed in Spring 1995. The Company's capital expenditures to build and equip the facility totaled approximately $19.0 million, of which $6.2 million was incurred in Fiscal 1995. Nearly all Ann Taylor merchandise is distributed to the Company's stores through this facility, with the exception of hosiery that is shipped directly to stores by the manufacturer. The parcel on which the Louisville distribution center is located, which is owned by the Company, contains approximately 20 acres and could accommodate possible future expansion of the facility. The Louisville distribution center replaced the Company's former 78,790 square foot leased facility located in New Haven, Connecticut, the lease for which expired in September 1995.


ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to routine litigation incident to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol ANN. The number of holders of record of Common Stock at March 1, 1996 was 860. The following table sets forth the high and low closing sale prices for the Common Stock on the New York Stock Exchange during Fiscal 1995 and Fiscal 1994.

                                                       MARKET PRICE
                                             --------------------------------
FISCAL YEAR 1995                                 HIGH                LOW
                                             -------------      -------------
  Fourth quarter..........................   $      15 5/8      $       9 1/2
  Third quarter...........................          21 7/8             10 1/4
  Second quarter..........................          25 5/8             19 1/2
  First quarter...........................          37 3/4             25 1/8

FISCAL YEAR 1994
  Fourth quarter..........................   $      44 1/4      $      31 7/8
  Third quarter...........................              44                 35
  Second quarter..........................          41 1/8             31 1/2
  First quarter...........................              36             20 7/8

    The Company has never paid dividends on the Common Stock and does not intend to pay dividends in the foreseeable future. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from Ann Taylor. The payment of dividends by Ann Taylor to the Company is subject to certain restrictions under Ann Taylor's bank credit agreement (the "Bank Credit Agreement"), the indenture (the "Indenture") relating to Ann Taylor's 8 3/4% Subordinated Notes due 2000 (the "8 3/4% Notes"), and the Receivables Facility described below under "Management's Discussion and Analysis--Liquidity and Capital Resources". The payment of cash dividends on the Common Stock by the Company is also subject to certain restrictions contained in the Company's guarantee of Ann Taylor's obligations under the Bank Credit Agreement. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.


ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial information for the periods indicated has been derived from the audited consolidated financial statements of the Company. The Company's consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994, and consolidated balance sheets as of February 3, 1996 and January 28, 1995, as audited by Deloitte & Touche LLP, independent auditors, appear elsewhere in this document. The information set forth below should be read in conjunction with "Management's Discussion and Analysis" and the consolidated financial statements and notes thereto of the Company included elsewhere in this document. All references to years are to the fiscal year of the Company, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below had 52 weeks, with the exception of 1995, which had 53 weeks.

                                                             FISCAL YEARS ENDED
                                        ------------------------------------------------------------
                                         FEB. 3,       JAN. 28,     JAN. 29,    JAN. 30,    FEB. 1,
                                           1996          1995         1994        1993        1992
                                        ----------    ----------    --------    --------    --------

                                         (DOLLARS IN THOUSANDS, EXCEPT PER SQUARE FOOT DATA AND PER
                                                                SHARE DATA)
OPERATING STATEMENT INFORMATION:
Net sales, including leased shoe
departments (a)........................ $  731,142    $  658,804    $501,649    $468,381    $437,711
Cost of sales..........................    425,225       357,783     271,749     264,301     234,136
                                        ----------    ----------    --------    --------    --------
    Gross profit.......................    305,917       301,021     229,900     204,080     203,575
Selling, general and administrative
expenses...............................    271,136       214,224     169,371     152,072     150,842
Distribution center restructuring
charge (b).............................         --            --       2,000          --          --
Amortization of goodwill (c)...........      9,506         9,506       9,508       9,504       9,506
                                        ----------    ----------    --------    --------    --------
    Operating income...................     25,275        77,291      49,021      42,504      43,227
Interest expense (d)...................     20,956        14,229      17,696      21,273      33,958
Stockholder litigation settlement
(e)....................................         --            --          --       3,905          --
Other (income) expense, net............         38           168        (194)        259         542
                                        ----------    ----------    --------    --------    --------
Income before income taxes and
extraordinary loss.....................      4,281        62,894      31,519      17,067       8,727
Income tax provision...................      5,157        30,274      17,189      11,150       7,703
                                        ----------    ----------    --------    --------    --------
Income (loss) before extraordinary
loss...................................       (876)       32,620      14,330       5,917       1,024
Extraordinary loss (f).................         --           868      11,121          --      16,835
                                        ----------    ----------    --------    --------    --------
    Net income (loss).................. $     (876)   $   31,752    $  3,209    $  5,917    $(15,811)
                                        ----------    ----------    --------    --------    --------
                                        ----------    ----------    --------    --------    --------
Income (loss) per share before
extraordinary loss..................... $     (.04)   $     1.40    $    .66    $    .28    $    .05
Extraordinary loss per share (f).......         --          (.04)       (.51)         --        (.87)
                                        ----------    ----------    --------    --------    --------
    Net income (loss) per share........ $     (.04)   $     1.36    $    .15    $    .28    $   (.82)
                                        ----------    ----------    --------    --------    --------
                                        ----------    ----------    --------    --------    --------
Weighted average shares outstanding (in
thousands).............................     23,209        23,286      21,929      21,196      19,326
OPERATING INFORMATION:
Percentage increase (decrease) in total
comparable store sales (g).............       (8.9)%        13.7%        2.3%       (1.0)%      (5.6)%
Percentage increase (decrease) in owned
comparable store sales (g) (h).........       (8.9)%        13.7%        4.0%        0.8%       (0.9)%
Net sales per square foot (i).......... $      518    $      627    $    576    $    600    $    642
Number of stores:
    Open at beginning of the period....        262           231         219         200         170
    Opened during the period...........         48            35          13          20          33
    Expanded during the period.........         30            25          12           5           3
    Closed during the period...........          4             4           1           1           3
    Open at the end of the period......        306           262         231         219         200
Total store square footage at end of
period.................................  1,651,000     1,173,000     929,000     814,000     746,000
Capital expenditures................... $   78,378    $   61,341    $ 25,062    $  4,303    $ 10,004
Depreciation and amortization,
  including goodwill (c)............... $   28,294    $   21,293    $ 18,013    $ 16,990    $ 15,709
Working capital turnover (j)...........        7.8x          8.5x       12.1x       16.8x       12.8x
Inventory turnover (k).................        4.3x          4.6x        4.9x        5.3x        4.6x

BALANCE SHEET INFORMATION (AT END OF
  PERIOD):
Working capital (l).................... $   86,477    $  102,181    $ 53,283    $ 29,539    $ 26,224
Goodwill, net (c)......................    313,525       323,031     332,537     342,045     351,549
Total assets...........................    678,709       598,254     513,399     487,592     491,747
Total debt.............................    272,458       200,000     189,000     195,474     211,917
Stockholders' equity...................    325,688       326,112     259,271     245,298     229,464

                                                   (Footnotes on following page)

(Footnotes for preceding page)

 (a)  Prior to 1990, all shoes sold in Ann Taylor Stores were "Joan & David" shoes, sold in leased shoe departments by Joan & David Helpern, Inc. ("Joan & David") pursuant to a license agreement. In 1990, the Company introduced a line of Ann Taylor brand shoes.
      Beginning in August 1990, Joan & David began a scheduled withdrawal of its leased shoe departments, vacating departments in groups of stores every six months through the end of Fiscal 1992. As of February 1, 1993, Joan & David no longer operated leased shoe departments in any Ann Taylor stores. Sales from leased shoe departments were
      $8,207,000 in Fiscal 1992 and $16,056,000 in Fiscal 1991.

 (b)  Relates to the relocation of the Company's distribution center, completed in late
      Spring 1995, and represents a charge of $1,100,000 principally for severance and job training benefits and $900,000 for the write-off of the net book value of certain assets not used in the new facility. This charge reduced Fiscal 1993 net earnings by
      $.05 per share.

 (c)  As a result of the Acquisition, which was effective as of January 29, 1989,
      $380,250,000, representing the excess of the allocated purchase price over the fair value of the Company's net assets, was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

 (d)  Includes non-cash interest expense of $1,004,000, $978,000, $4,199,000, $8,581,000, and
      $12,243,000 in Fiscal 1995, 1994, 1993, 1992 and 1991, respectively, from amortization of deferred financing costs, and in 1993, 1992 and 1991, from accretion of original issue discount and, in 1992 and 1991, from the issuance of additional 10% junior subordinated exchange notes due 2004.

 (e)  Relates to the settlement in January 1993 of a stockholder class action lawsuit that was filed against the Company and certain other defendants in October 1991.

 (f)  In Fiscal 1994, Ann Taylor incurred an extraordinary loss of $1,522,000 ($868,000, or
      $.04 per share, net of income tax benefit), in connection with the prepayment of long-term debt with the proceeds of a public sale of common stock of the Company. In
      Fiscal 1993, Ann Taylor incurred an extraordinary loss of $17,244,000 ($11,121,000, or
      $.51 per share, net of income tax benefit) due to debt refinancing activities. In
      Fiscal 1991, Ann Taylor incurred an extraordinary loss of $25,900,000 ($16,835,000, or
      $.87 per share, net of income tax benefit), in connection with the repurchase of a portion of its then outstanding debt securities with proceeds from the Company's initial public stock offering.

 (g)  Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not open during the same month of the prior period. A store opened within the first two weeks of a month is deemed to have been opened on the first day of that month and a store opened later in a month is deemed to have been opened on the first day of the next month. For example, if a store were opened on June 8, 1994, its sales from June 8, 1994 through year-end 1994 and its sales from June 1, 1995 through year-end 1995 would be included in determining comparable store sales for 1995, compared to 1994. In addition, in a year with 53 weeks, the extra week is not included in determining comparable store sales. For periods prior to 1993, when a store's square footage was increased as a result of expansion or relocation in the same mall or specialty center, the store continued to be treated as a comparable store after the expansion. Commencing with stores expanded in Fiscal 1993, any store the square footage of which is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store. Comparable store sales for
      1995 reflect a 52-week period.

 (h)  Excludes sales from leased shoe departments for periods prior to Fiscal 1993.

 (i)  Net sales per square foot ("sales per square foot") is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

 (j)  Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.

 (k)  Inventory turnover is determined by dividing cost of sales (excluding costs of leased shoe departments) by the average of the cost of inventory at the beginning and end of the period.

 (l)  Includes current portion of long-term debt of $40,266,000, $0, $8,757,000, $37,000,000 and $26,000,000 in Fiscal 1995, 1994, 1993, 1992 and 1991, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATION GENERAL

    During Fiscal 1995, the Company added 26 Ann Taylor Stores, 16 Ann Taylor Loft stores, 2 Ann Taylor Factory Stores, 4 Ann Taylor Studio stores, expanded 29 existing Ann Taylor Stores, and expanded one existing Factory Store that was then converted to a Loft store, and closed 4 Ann Taylor Stores. This real estate expansion program resulted in a net increase in the Company's retail store space of approximately 478,000 square feet, to a total of approximately 1,651,000 square feet, representing a 40.8% increase over total retail store space of approximately 1,173,000 square feet at the end of Fiscal 1994. The Company expects to increase its retail store space by approximately 75,000 square feet, or 4.5%, in Fiscal 1996. The Company's ability to continue to expand will be dependent upon general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations. In addition, the Bank Credit Agreement restricts the Company's annual capital expenditures to $25 million in Fiscal 1996 and to $32.5 million thereafter, subject to increase if certain conditions are satisfied. See "Business--Expansion" and Note 2 to the Company's Consolidated Financial Statements.

    The Company's net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been moderately higher than in the other quarters. The Company believes that its merchandise is purchased primarily by women who are buying for their own wardrobes rather than as gifts, and the Company historically has experienced only moderate increases in net sales during the Christmas season. As a result of these factors, the Company has not had significant overhead and other costs generally associated with large seasonal variations.

    The following table shows the distribution of the Company's annual net sales and operating income by quarter for Fiscal 1995, 1994 and 1993:

                                FISCAL 1995(A)             FISCAL 1994               FISCAL 1993
                            ----------------------    ----------------------    ----------------------
                                         OPERATING
                                          INCOME                   OPERATING                 OPERATING
                            NET SALES     (LOSS)      NET SALES     INCOME      NET SALES    INCOME(B)
                            ---------    ---------    ---------    ---------    ---------    ---------
First Quarter............      23.0%        48.0%        22.0%        25.3%        24.0%        24.3%
Second Quarter...........      25.1         (3.1)        24.3         24.2         24.9         25.3
Third Quarter............      24.4         34.4         25.0         25.7         24.3         25.2
Fourth Quarter...........      27.5         20.7         28.7         24.8         26.8         25.2
                            ---------    ---------    ---------    ---------    ---------    ---------
                              100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
                            ---------    ---------    ---------    ---------    ---------    ---------
                            ---------    ---------    ---------    ---------    ---------    ---------

- ------------

 (a)  Fiscal 1995 was a 53-week year and therefore the fourth quarter included an "extra"
      week. Excluding the last week of the fourth quarter, net sales in Fiscal 1995 were distributed among the first through fourth quarters as follows: 23.3%, 25.5%, 24.7% and
      26.5%, respectively.
 (b)  Excludes the $2,000,000 charge to earnings relating to the relocation of the Company's distribution center.

    Sales per square foot were $518 in Fiscal 1995, $627 in Fiscal 1994 and $576 in Fiscal 1993. Since 1993, Ann Taylor Stores opened by the Company average 6,000 square feet, compared to the average store size prior to 1993 of 3,500 square feet. In addition, since 1993, the Company has expanded 66 stores from an average of 3,500 square feet to an average store size of 6,000 square feet. Ann Taylor Factory Stores average 6,500 square feet, and Ann Taylor Loft stores opened in Fiscal 1995 average 10,000 square feet in size. The increase in average store size has had, and is expected to continue to have, a negative effect on sales per square foot. In Fiscal 1995, the decrease in sales per square foot was also a result of negative comparable store sales and sales per square foot productivity of new store square footage added in Fiscal 1995 that was lower than the Company average sales per square foot. In

Fiscal 1994, the increase in sales per square foot was a result of positive comparable store sales, offset in part by sales per square foot productivity of new store square footage added in Fiscal 1994 that was lower than the Company average sales per square foot.


RESULTS OF OPERATIONS

    The following table sets forth operating statement data expressed as a percentage of net sales for the historical periods indicated:

                                                   FISCAL 1995     FISCAL 1994     FISCAL 1993
                                                   -----------     -----------     -----------
Net sales.......................................      100.0%          100.0%          100.0%
Cost of sales...................................       58.2            54.3            54.2
                                                      -----           -----           -----
   Gross profit.................................       41.8            45.7            45.8
Selling, general and administrative expenses....       37.0            32.5            33.8
Distribution center restructuring charge........         --              --             0.4
Amortization of goodwill........................        1.3             1.5             1.8
                                                      -----           -----           -----
   Operating income.............................        3.5            11.7             9.8
Interest expense................................        2.9             2.2             3.5
Other (income) expense, net (a).................         --              --              --
                                                      -----           -----           -----
Income before income taxes and extraordinary
loss............................................        0.6             9.5             6.3
Income tax provision............................        0.7             4.6             3.4
                                                      -----           -----           -----
Income (loss) before extraordinary loss.........       (0.1)            4.9             2.9
Extraordinary loss..............................         --             0.1             2.3
                                                      -----           -----           -----
   Net income (loss)............................       (0.1)%           4.8%            0.6%
                                                      -----           -----           -----
                                                      -----           -----           -----

- ------------

 (a) Other (income) expense, net was less than 0.1% of net sales in 1995, 1994 and 1993.


FISCAL 1995 COMPARED TO FISCAL 1994

    The Company's net sales increased to $731,142,000 in 1995 from $658,804,000 in 1994, an increase of $72,338,000, or 11.0%. Total sales for the fifty-two week period ended January 27, 1996 were up 9.5% to $721,561,000 compared to 1994. The increase in net sales was attributable to the inclusion of a full year of operating results for the 35 stores opened and 25 stores expanded during 1994, and the opening of 48 new stores and expansion of 30 stores in 1995. The sales increase was partially offset by the closing of 4 stores in 1995 and by a 8.9% decrease in comparable store sales for the fifty-two week period ended January 27, 1996. The Company believes that the 8.9% decrease in its comparable store sales in 1995 was attributable primarily to poor customer reaction to the Company's merchandise offerings, as well as to the generally weak economic environment for women's apparel sales that prevailed throughout most of 1995. As described above under "Business--Business Strategy", the Company believes that its 1995 merchandise offerings were "over-assorted" and failed to achieve the cohesive, distinctive look that had defined the brand in the previous two years.

    Gross profit as a percentage of net sales decreased to 41.8% in 1995 from 45.7% in 1994. This decrease was primarily attributable to higher markdowns associated with increased promotional activities and, to a lesser extent, to a lower initial mark up rate associated with merchandise manufactured for Ann Taylor Factory Stores and Ann Taylor Loft stores, compared to the initial mark up on merchandise manufactured for Ann Taylor Stores.

    Selling, general and administrative expenses as a percentage of net sales increased to 37.0% in 1995 from 32.5% in 1994. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher tenancy, store maintenance and store selling costs as a percentage of sales as a result of both decreased comparable store sales and lower than average sales per square foot productivity of stores added in Fiscal 1995 (approximately 73% of the increase), higher distribution center expense relating, in part, to start-up costs of the Company's distribution center facility in Louisville, Kentucky (approximately 8% of the increase), additional catalog expense relating to the Company's test of its catalog as a mail order vehicle (approximately 7% of the increase), higher merchandising and design expense (approximately 6% of the increase) and higher packaging and supplies expense (approximately 5% of the increase). The Company returned its catalog format to principally an advertising vehicle, rather than a mail order business, in Fall 1995 and suspended publication of its catalog entirely in early 1996.

    Operating income decreased to $25,275,000, or 3.5% of net sales, in 1995, from $77,291,000, or 11.7% of net sales, in 1994. Amortization of goodwill from the Acquisition was $9,506,000 in 1995 and 1994. Operating income without giving effect to such amortization was $34,781,000, or 4.8% of net sales, in 1995, and $86,797,000, or 13.2% of net sales, in 1994.

    Interest expense was $20,956,000, including $1,004,000 of non-cash interest expense, in 1995 and $14,229,000, including $978,000 of non-cash interest expense, in 1994. The increase in interest expense is attributable to higher interest rates applicable to the Company's debt obligations throughout most of the 1995 period and the increase in the Company's long-term debt. The weighted average interest rate on the Company's outstanding indebtedness at February 3, 1996 was 8.26% compared to 8.90% at January 28, 1995. Because a substantial amount of the Company's debt bears interest at variable rates, the Company's interest expense for 1995 is not necessarily indicative of interest expense for future periods. See "Management's Discussion and Analysis--Liquidity and Capital Resources".

    The income tax provision was $5,157,000, or 120.5% of income before income taxes and extraordinary loss, in the 1995 period compared to $30,274,000, or 48.1% of income before income taxes and extraordinary loss, in 1994. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

    As a result of the foregoing factors, the Company had a net loss of $876,000, or 0.1% of net sales, for 1995 compared to net income of $31,752,000, or 4.8% of net sales, for 1994.


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

    Selling, general and administrative expenses as a percentage of net sales decreased to 32.5% in 1994 from 33.8% in 1993. The decrease was primarily attributable to the leveraging of fixed four-wall expenses as a result of comparable store sales growth and the leveraging of fixed central expenses over a larger sales base. Such decrease was partially offset by increased expenditures relating primarily to the Company's information systems, expansion of the Company's merchandising and product design teams, and higher catalog expenses.

    Operating income increased to $77,291,000, or 11.7% of net sales, in 1994, from $49,021,000, or 9.8% of net sales, in 1993. Operating income for 1993 was reduced by a $2,000,000 restructuring charge representing 0.4% of net sales. Amortization of goodwill from the Acquisition was $9,506,000 in 1994 and $9,508,000 in 1993. Operating income without giving effect to such amortization was $86,797,000, or 13.2% of net sales, in 1994, and $58,529,000, or 11.6% of net sales, in 1993.

    Interest expense was $14,229,000, including $978,000 of non-cash interest expense, in 1994 and $17,696,000, including $4,199,000 of non-cash interest expense, in 1993. The decrease is attributable to lower interest rates applicable to the Company's debt obligations in the 1994 period, resulting principally from refinancing transactions entered into in the Fall of 1993 and Summer of 1994 and the reduction of the Company's long-term debt with the net proceeds from a common stock offering in May 1994. After taking into account the Company's interest rate swap agreement (see Note 2 to the Company's Consolidated Financial Statements), in 1994 all of the Company's debt obligations were at variable rates of interest. The weighted average interest rate on the Company's outstanding indebtedness at January 28, 1995 was 8.90% compared to 6.22% at January 29, 1994.

    The income tax provision was $30,274,000, or 48.1% of income before income taxes and extraordinary loss, in the 1994 period compared to $17,189,000, or 54.5% of income before income taxes and extraordinary loss, in 1993. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

    In connection with the debt refinancing activities undertaken by the Company in 1994 (see Note 9 to the Company's Consolidated Financial Statements), the Company incurred an extraordinary loss of $1,522,000 ($868,000 net of income tax benefit). The Company also incurred an extraordinary loss of $17,244,000 ($11,121,000 net of income tax benefit) in 1993 as a result of debt refinancing activities undertaken in that year.

    As a result of the foregoing factors, the Company had net income of $31,752,000, or 4.8% of net sales, for 1994 compared to net income of $3,209,000, or 0.6% of net sales, for 1993.


CHANGES IN FINANCIAL POSITION

    Accounts receivable increased to $70,395,000 at the end of 1995 from $61,211,000 at the end of 1994, an increase of $9,184,000, or 15.0%. This increase was primarily attributable to an increase in Ann Taylor credit card receivables, which increased $7,709,000, or 15.5% to $57,440,000 in 1995, primarily as a result of a change in Fiscal 1995 of certain credit card terms, including a decrease in the amount of the minimum monthly payment required to be made on Ann Taylor credit card accounts.

    Prepaid expenses and other current assets were $12,808,000 at the end of 1995, compared to $6,601,000 at the end of 1994, an increase of $6,207,000 or 94.0%. This increase was partially attributable to increases in the purchase of components for the Company's fragrance and personal care products, prepaid fabric and prepaid store selling supplies. Prepaid tenancy costs increased to $8,099,000 at the end of 1995 from $1,355,000 at the end of 1994, an increase of $6,744,000, primarily due to the timing of payments to landlords, as a result of the inclusion of a fifty-third week in the fiscal calendar for 1995.

    As indicated above under "Business--Merchandise Design and Production", Cygne Designs, Inc., one of the Company's principal suppliers, disclosed in November 1995 that it is in default of certain provisions of its credit agreements. The Company from time to time has made advances to Cygne in order to assist it in carrying fabric purchases made by Cygne in anticipation of the issuance by the Company of merchandise purchase orders. Advances from the Company to Cygne outstanding at February 3, 1996 totaled approximately $8 million. In the event of a default by Cygne on such Company advances, the Company believes that it would have a right of set-off to the extent of accounts payable by the Company to Cygne for merchandise purchased from Cygne. No assurances can be given that a court would uphold such right of set-off. At February 3, 1996, accounts payable to Cygne totaled approximately $5 million. Prepaid expenses and other current assets referenced above include the net amount of the Company's advances to Cygne. If the CAT/Cygne Transaction is consummated, the Company will assume the liability for these advances, and the purchase price for the assets acquired will be reduced in a like amount.

    Merchandise inventories increased to $102,685,000 at the end of 1995 from $93,705,000 at the end of 1994, an increase of $8,980,000, or 9.6%. Total square footage increased to approximately 1,651,000 square feet at February 3, 1996 from approximately 1,173,000 square feet at January 28, 1995. Merchandise inventory on a per square foot basis was approximately $62 at the end of Fiscal 1995, compared to approximately $80 at the end of Fiscal 1994, a decrease of approximately 22%. This decrease is a reflection of more conservative inventory management and a reduction in merchandise purchases in reaction to lower sales per square foot productivity.

    Accounts payable increased to $42,909,000 at the end of 1995 from $36,625,000 at the end of 1994, an increase of $6,284,000. The increase in accounts payable is primarily due to the increase in inventory at the end of 1995.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of working capital are cash flow from operations and borrowings under the Company's revolving credit facility under the Bank Credit Agreement and the Receivables Facility described below. The following sets forth material measures of the Company's liquidity:

                                                         FISCAL YEAR
                                                ------------------------------
                                                 1995        1994       1993
                                                -------    --------    -------

                                                    (DOLLARS IN THOUSANDS)
Cash provided by operating activities........   $ 7,376    $ 17,149    $47,322
Working capital..............................   $86,477    $102,181    $53,283
Current ratio................................    1.77:1      2.55:1     1.78:1
Debt to equity ratio.........................     .84:1       .61:1      .73:1

    Cash provided by operating activities decreased in 1995 principally as a result of a decrease in earnings and an increase in merchandise inventories, prepaid expenses and accounts receivable, offset by an increase in accounts payable. Working Capital decreased as a result of an increase in the current portion of long-term debt of $40,266,000 and an increase in accounts payable, offset by an increase in merchandise inventories, prepaid expenses and accounts receivable.

    In September 1995, the Company entered into the Bank Credit Agreement, that amended and restated the Company's then-existing bank credit agreement. The Bank Credit Agreement provides, among other things, for a $25,000,000 term loan and continuation of a $125,000,000 revolving credit facility provided for under the preceding credit agreement. As described below, the revolving credit facility was reduced to $122,000,000 in January 1996. The principal amount of the term loan is payable on September 29, 1998, and the maturity date of the revolving credit facility is July 29, 1998; however, the Company is required to reduce the outstanding balance under the revolving credit facility to $50,000,000 or less for a 30-day period in 1996 and in each fiscal year thereafter. At February 3, 1996, the Company had $101,000,000 outstanding under the revolving credit facility. The Bank Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders, and requirements to maintain certain financial ratios and specified levels of net worth. The Company's ability to satisfy such financial covenants will be dependent upon, among other things, the Company's sales and earnings and the amount of capital expenditures made by the Company. The Bank Credit Agreement also provides for, among other things, an annual limitation on capital expenditures of $25,000,000 in Fiscal 1996 and $32,500,000 in Fiscal 1997 and beyond, subject to increase if certain conditions are satisfied.

    In July 1993, in conjunction with the issuance of the 8 3/4% Notes, Ann Taylor entered into a $110,000,000 (notional amount) interest rate swap agreement. Under the agreement, the Company receives a fixed rate of 4.75% and pays a floating rate based on LIBOR, as determined in six month intervals. The Company is required to pay a rate of 5.375% through the maturity of the swap agreement in July 1996.

    In November 1995, Ann Taylor and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc. received the proceeds of a $7,000,000 seven-year mortgage loan secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $65,000 through December 1, 1997, and thereafter in monthly installments sufficient to amortize the then remaining principal balance over a period of five years. The Bank Credit Agreement required the Company to apply one-half of the proceeds of the mortgage to reduce the amount available under the revolving credit facility and to prepay a portion of the term loan.

    On October 31, 1995, AnnTaylor Funding, Inc., a wholly owned subsidiary of Ann Taylor, entered into an amended and restated receivables financing agreement (the "Receivables Facility"), refinancing its then-existing receivables financing facility on substantially the same terms as the prior facility. The financial covenants in the new agreement were revised to mirror certain of the financial covenants contained in the Bank Credit Agreement. The Receivables Facility is secured by Ann Taylor credit card receivables, and AnnTaylor Funding, Inc. can borrow up to $40,000,000 under this facility based on its eligible receivables balance. As of February 3, 1996, the maximum of $40,000,000 was outstanding under this facility. The Receivables Facility matures January 1997. The Company expects to negotiate an extension of the maturity of this facility during 1996.

    The Company's capital expenditures totaled $78,378,000, $61,341,000, and $25,062,000 in Fiscal 1995, 1994 and 1993, respectively. The increase in capital expenditures in 1995 is due primarily to increased spending on new and expanded stores, including two flagship stores, and an increase in the number of expansions of existing stores over the prior year, offset by lower expenditures for the Kentucky distribution center compared to 1994. The Company expects its capital expenditure requirements to be approximately $11,000,000 in 1996. The actual amount of the Company's capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores. See "Business--Expansion".

    Dividends and distributions from Ann Taylor to the Company are restricted by the Bank Credit Agreement, the Receivables Facility and the Indenture for the 8 3/4% Notes.

    As indicated above under "Business--Merchandise Design and Production", in Fiscal 1995 the Company purchased approximately 38% of its merchandise through its CAT sourcing joint venture.

CAT obtains its principal working capital financing pursuant to a $40 million loan facility provided by the same bank that provides Cygne with its principal working capital facility. Such loan facility expires in May 1996 and there can be no assurance that CAT will be able to renew such facility. Although CAT currently is in compliance with the terms of its credit agreement, the agreement contains a cross-default provision relating to defaults under other indebtedness of CAT or Cygne. As a result of Cygne's default under its bank credit agreement described above under "Business-- Merchandise Design and Production", CAT's current lender presently has the right to cancel CAT's $40 million credit facility and to demand immediate repayment of all amounts outstanding under that facility. If CAT's lender were to take such action, CAT would require alternate financing in order to meet such obligations and to continue to operate its business as presently conducted. The Company believes that such alternate financing would be available for CAT. However, if CAT's existing lender were to exercise its right to cancel CAT's facility or were not to renew such facility and CAT were unable to obtain such replacement financing, the interruption or cessation of business by CAT could have a material adverse effect on the Company.

    Ann Taylor has outstanding a $4 million standby letter of credit to support CAT's obligations to its principal lender. The lender has the right under certain circumstances to draw on such letter of credit to cover unpaid principal and interest owed by CAT.

    In order to finance its operations and capital requirements, the Company expects to use internally generated funds, trade credit and funds available to it under the Bank Credit Agreement and the Receivables Facility. The Company typically purchases merchandise from its suppliers on terms requiring payment to the suppliers within 30 days after the Company's receipt of the merchandise, or, in the case of CAT, within a shorter period after such receipt. The Company did not experience any change in trade terms with its suppliers in 1995, nor does it anticipate any changes in trade terms in the future. However, if some or all of the Company's suppliers were to demand shorter payment terms, the Company's working capital needs would increase. Subject to there being no material change in the Company's trade terms with its suppliers and CAT's ability to continue to obtain financing for its operations, the Company believes that cash flow from operations and funds available under the Bank Credit Agreement and the Receivables Facility are sufficient to enable it to meet its ongoing cash needs for its business, as presently conducted, for the foreseeable future.

    The Company is exploring various financing opportunities to improve its financial flexibility, including continuing to pursue financing a portion of its capital expenditures and investments through fixture and equipment lease financing arrangements, realizing greater liquidity from its Ann Taylor credit card receivables portfolio, and the possible public or private issuance of additional debt or equity securities.

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and No. 123, "Accounting for Stock-Based Compensation". The Company believes that these statements will not have a material impact on the financial statements of the Company when adopted in Fiscal 1996.


RECENT DEVELOPMENTS

    In Fiscal 1995, the Company purchased approximately 16% of its merchandise directly from Cygne and an additional 38% of its merchandise through CAT, the Company's direct sourcing joint venture which is 40% owned by the Company and 60% owned by Cygne. The Company and Cygne have entered into the CAT/Cygne Agreement pursuant to which the Company, through a newly formed subsidiary, will purchase the CAT Shares and the Cygne Sourcing Business. Upon consummation of the

CAT/Cygne Transaction, CAT will become an indirect wholly owned subsidiary of the Company and, in addition to continuing its own sourcing activities on behalf of the Company, will own the Assets of the Division and will perform the Cygne Sourcing Business. The aggregate consideration to be paid by the Company pursuant to the CAT/Cygne Transaction consists of (i) shares of Common Stock of the Company having a market price, based on the closing price of the Company's Common Stock for the ten trading days prior to the closing of the CAT/Cygne Transaction, of $36 million (but in no event greater than 2.5 million shares), and (ii) cash in an amount equal to the tangible net book value of the inventory and fixed assets included in the Assets, less certain assumed liabilities, currently estimated to be approximately $12.9 million. In addition, the Company will assume the obligation to make payment to the president of CAT of approximately $2.0 million becoming due under his existing employment agreement with CAT as a result of the CAT/Cygne Transaction.

    As part of the CAT/Cygne Transaction, the Company will offer to hire certain Division employees, and will enter into a new employment agreement with Mr. Dwight Meyer, President of CAT. The Company will also assume the payment to Mr. Meyer of amounts due under his existing employment agreement with CAT as a result of the CAT/Cygne Transaction. In addition, in order to facilitate the integration of CAT and the Cygne Sourcing Business into the Company's operations, the Company will enter into two 3-year consulting agreements with Cygne for the services of Mr. Bernard Manuel, Chief Executive Officer of Cygne, and Mr. Irving Benson, President of Cygne, with aggregate annual payments of $450,000 for such services, pursuant to which Mr. Manuel will provide advice with regard to sourcing particularly in Hong Kong and Asia, and Mr. Benson will provide advice with regard to design, merchandising and product development.

    The closing of the CAT/Cygne Transaction is subject to various conditions, including (i) the negotiation and execution of definitive documentation, (ii) the consent and release of liens by each of HongKong and Shanghai Banking Corporation and certain other lenders to Cygne, (iii) the continuation of CAT's $40 million credit facility by HongKong and Shanghai Banking Corporation, its current lender, (iv) the consent of Ann Taylor's lenders under the Bank Credit Agreement, (v) the approval of the transaction by Cygne's stockholders and (vi) the consummation of an offering under Rule 144A described below by the Company with proceeds of $75 million less underwriting discounts and commissions (the "144A Offering"). It is currently anticipated that the CAT/Cygne Transaction will close in July 1996. However, there can be no assurance that the conditions to closing will be satisfied or that the CAT/Cygne Transaction will be consummated.

    Upon the closing of the CAT/Cygne Transaction, Cygne and the Company will enter into a stockholders agreement pursuant to which (i) the shares of Common Stock of the Company to be acquired by Cygne will not be transferable until 30 days after expiration of the lock-up period applicable to the 144A Offering (except pursuant to a pledge to Cygne's lenders), (ii) Cygne will receive shelf registration rights for the resale of such shares upon termination of the period referred to in clause (i), and (iii) Cygne will be subject to a three-year standstill agreement. The standstill agreement, among other things, (i) places certain restrictions on Cygne's ability to engage in a proxy contest, propose a change in control or otherwise seek to influence or control the Company, and
(ii) limits Cygne's ability to sell more than 2% of the outstanding Common Stock of the Company in a two-week period other than pursuant to a tender offer, a class action court settlement, a pro rata dividend or other pro rata distribution to all Cygne stockholders upon liquidation of Cygne or otherwise, or pursuant to an underwritten public offering (in which certain further limits apply on sales to holders of 5% or more of the outstanding Common Stock of the Company and on sales of more than 2% of the outstanding Common Stock of the Company to any single purchaser or group of related purchasers).

    The Company believes that the CAT/Cygne transaction will mitigate supply interruption risks arising from the financial difficulties experienced by Cygne in 1995. Moreover, the CAT/Cygne Transaction furthers the Company's strategy of increasing its control over pre-production processes and production management in order to shorten lead times, improve merchandise quality and reduce costs. See "Business--Business Strategy". The Company believes that the integration of CAT's business and the Cygne Sourcing Business with the Company's operations will enable CAT and the Cygne Sourcing Business to share their respective strengths in different areas of pre-production processes and production management, such as CAT's system of statistical quality control and Cygne's strength in fabric development. In addition, the CAT/Cygne Transaction provides a platform for the Company to standardize its pre-production work for its other suppliers, which the Company believes will lead to greater consistency in merchandise production, product fit specifications and quality control. Finally, the Company believes that greater control over pre-production processes and production management will improve logistical coordination of the entire supply chain process, thereby reducing production cycle times and sourcing costs.

    The Company will form AnnTaylor Finance Trust, a Delaware business trust, to offer securities not registered or required to be registered under the Securities Act of 1933. The Trust proposes to offer up to 1.5 million convertible preferred securities with a liquidation preference of $50 each and to grant the initial purchasers an option to purchase an additional 225,000 convertible preferred securities to cover over-allotments. The Company will own all of the common securities of the Trust. The securities will represent undivided beneficial ownership interests in the Trust. The assets of the Trust will consist solely of the Company's Convertible Subordinated Debentures due 2016. The convertible preferred securities will be convertible at the option of the holders thereof into Common Stock of the Company. The Company plans to use the proceeds of the offering to reduce borrowings outstanding under the revolving credit facility without reduction of the commitment thereunder. If the CAT/Cygne Transaction is consummated, Ann Taylor may reborrow funds under the revolving credit facility to fund the cash portion of the purchase price and related payments and expenses.

    The convertible preferred securities will be sold in the United States and outside the United States in a private placement under Rule 144A and Regulation S, respectively, and have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Company for the years ended February 3, 1996, January 28, 1995 and January 29, 1994 are included as a part of this Report (See Item 14):

    Consolidated Statements of Operations for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994.

    Consolidated Balance Sheets as of February 3, 1996 and January 28, 1995.

    Consolidated Statements of Stockholders' Equity for the fiscal years ended
     February 3, 1996, January 28, 1995 and January 29, 1994.

    Consolidated Statements of Cash Flows for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994.

    Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated herein by reference to the Section entitled "Nominees for Election as Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the Sections entitled "Compensation of Directors", "Executive Compensation" and "Employment Contracts" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the Section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the Sections entitled "Compensation of Directors and Related Matters" and "Compensation Committee Report on Executive Compensation--Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) List of documents filed as part of this Annual Report:

       The following consolidated financial statements of the Company and the independent auditors' report are included on pages 31 through 48 and are filed as part of this Annual Report:

       Consolidated Statements of Operations for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994; Consolidated Balance Sheets as of February 3, 1996 and January 28, 1995; Consolidated Statements of Stockholders' Equity for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994; Consolidated Statements of Cash Flows for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994; Notes to Consolidated Financial Statements; Independent Auditors' Report.

    (b) Reports on Form 8-K
       None.

    (c)
Exhibits
      The exhibits listed below are filed as a part of this Annual Report.


EXHIBIT NUMBER
- --------------
           3.1   Restated Certificate of Incorporation of the Company. Incorporated by
                   reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8
                   filed with the Securities and Exchange Commission (the "Commission") on
                   August 10, 1992 (Registration No. 33-50688).

           3.2   By-Laws of the Company. Incorporated by reference to Exhibit 3.2 to the Form
                   10-Q of the Company for the Quarter ended November 2, 1991 filed on December
                   17, 1991 (Registration No. 33-28522).

           4.1   Indenture, dated as of June 15, 1993, between Ann Taylor and Fleet Bank, N.A., as Trustee, including the form of Subordinated Note due 2000. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ann Taylor
                   filed on July 7, 1993.

         4.1.1   Instrument of Resignation, Appointment and Acceptance, dated as of December 1,
                   1995, among Ann Taylor, Fleet Bank, N.A., as Resigning Trustee, and Norwest
                   Bank Minnesota, N.A., the Successor Trustee.

          10.1   Form of Warrant Agreement entered into between Ann Taylor and The Connecticut
                   Bank and Trust Company, National Association, including the form of Warrant.
                   Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the
                   Registration Statement of the Company and Ann Taylor filed on June 21, 1989
                   (Registration No. 33-28522).

          10.2   Amended and Restated Credit Agreement, dated as of September 29, 1995, among
                   Ann Taylor, Bank of America National Trust and Savings Association ("Bank of
                   America"), and Fleet Bank, National Association, as Co-Agents, the financial institutions from time to time party thereto, BA Securities, Inc., as
                   Arranger, and Bank of America, as Agent. Incorporated by reference to
                   Exhibit 10.1 to the Current Report on Form 8-K of Ann Taylor filed on
                   October 17, 1995.
        10.2.1   First Amendment to Amended and Restated Credit Agreement, dated as of January
                   4, 1996, among Ann Taylor, Bank of America, Fleet Bank, National
                   Association, as Co-Agents, the financial institutions from time to time party thereto, BA Securities, Inc., as Arranger, and Bank of America, as
                   Agent.

EXHIBIT NUMBER
- --------------
          10.3   Amended and Restated Guaranty, dated as of September 29, 1995, made by the
                   Company in favor of Bank of America, as Agent. Incorporated by reference to
                   Exhibit 10.4 to the Current Report on Form 8-K of Ann Taylor filed on
                   October 17, 1995.
          10.4   Amended and Restated Security and Pledge Agreement, dated as of September 29,
                   1995, made by Ann Taylor in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Ann Taylor
                   filed on October 17, 1995.
          10.5   Amended and Restated Security and Pledge Agreement, dated as of September 29,
                   1995, made by the Company in favor of Bank of America, as Agent.
                   Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Ann Taylor filed on October 17, 1995.
          10.6   Trademark Security Agreement, dated as of September 29, 1995, made by Ann
                   Taylor in favor of Bank of America, as Agent. Incorporated by reference to
                   Exhibit 10.3 to the Current Report on Form 8-K of Ann Taylor filed on
                   October 17, 1995.
          10.7   1989 Stock Option Plan. Incorporated by reference to Exhibit 10.18 to the
                   Registration Statement of the Company and Ann Taylor filed on May 3, 1989
                   (Registration No. 33-28522).
        10.7.1   Amendment to 1989 Stock Option Plan. Incorporated by reference to Exhibit
                   10.15.1 to the Annual Report on Form 10-K of the Company filed on April 30,
                   1993.
          10.8   Lease, dated as of March 17, 1989, between Carven Associates and Ann Taylor concerning the West 57th Street headquarters. Incorporated by reference to
                   Exhibit 10.21 to the Registration Statement of the Company and Ann Taylor
                   filed on May 3, 1989 (Registration No. 33-28522).
        10.8.1   First Amendment to Lease, dated as of November 14, 1990, between Carven
                   Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.1 to the Registration Statement of the Company filed on April 11, 1991
                   (Registration No. 33-39905).
        10.8.2   Second Amendment to Lease, dated as of February 28, 1993, between Carven
                   Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K of the Company filed on April 29, 1993.
        10.8.3   Extension and Amendment to Lease dated as of October 1, 1993, between Carven
                   Associates and Ann Taylor. Incorporated by reference to Exhibit 10.11 to the
                   Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on
                   November 26, 1993.
        10.8.4   Modification of Amendment and Extension to Lease, dated as of April 14, 1994 between Carven Associates and Ann Taylor. Incorporated by reference to
                   Exhibit 10.15.4 to the Annual Report on Form 10-K of the Company filed on
                   April 28, 1995.
        10.8.5   Fifth Amendment to Lease, dated as of March 14, 1995, between Carven
                   Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.5 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.
          10.9   Tax Sharing Agreement, dated as of July 13, 1989, between the Company and Ann
                   Taylor. Incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the
                   Registration Statement of the Company and Ann Taylor filed on July 13, 1989
                   (Registration No. 33-28522).
         10.10   Employment Agreement, effective as of February 3, 1992, between the Company and Sally Frame Kasaks. Incorporated by reference to Exhibit 10.28 to the
                   Annual Report on Form 10-K of the Company filed on April 28, 1992.
       10.10.1   Employment Agreement dated as of February 1, 1994 between the Company and
                   Sally Frame Kasaks. Incorporated by reference to Exhibit 10.8 to the Form
                   10-Q of the Company for the Quarter ended October 29, 1994 filed on December
                   9, 1994.
         10.11   Employment Agreement dated February 16, 1996 between the Company and J.
                   Patrick Spainhour.
         10.12   The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and
                   Unit Award Plan Amended and Restated as of February 23, 1994. Incorporated
                   by reference to the Company's Registration Statement on Form S-8 filed with the Commission on June 30, 1994 (Registration No. 33-50688).

EXHIBIT NUMBER
- --------------
         10.13   Amended and Restated Management Performance Compensation Plan as approved by stockholders on June 1, 1994. Incorporated by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.
       10.13.1   Amendment to the AnnTaylor Stores Corporation Management Performance
                   Compensation Plan dated as of February 24, 1995. Incorporated by reference to Exhibit 10.22.2 to the Annual Report on Form 10-K of the Company filed on
                   April 28, 1995.
         10.14   Associate Stock Purchase Plan. Incorporated by reference to Exhibit 10.31 to the Form 10-Q of the Company for the Quarter Ended October 31, 1992 filed on
                   December 15, 1992.
         10.15   Interest Rate Swap Agreement dated as of July 22, 1993, between Ann Taylor and
                   Fleet Bank of Massachusetts, N.A. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on
                   September 2, 1993.
         10.16   Stock Purchase Agreement, dated as of July 13, 1993, between Ann Taylor and
                   Cleveland Investment, Ltd. Incorporated by reference to Exhibit 10.7 to the
                   Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on
                   September 2, 1993.
         10.17   Agreement, dated July 13, 1993, among Cygne Designs, Inc., CAT US, Inc.,
                   C.A.T. (Far East) Limited and Ann Taylor. Incorporated by reference to
                   Exhibit 10.8 to the Form 10-Q of Ann Taylor for the Quarter ended July 31,
                   1993 filed on September 2, 1993. (Confidential treatment has been granted with respect to certain portions of this Exhibit.)
         10.18   Amended and Restated Receivables Financing Agreement dated October 31, 1995, among AnnTaylor Funding, Inc., Ann Taylor, Market Street Capital Corp. and
                   PNC Bank, National Association. Incorporated by reference to Exhibit 10.31.4 to the Form 10-Q of the Company for the Quarter ended October 28, 1995 filed on December 8, 1995.
         10.19   Purchase and Sale Agreement dated as of January 27, 1994 between Ann Taylor and AnnTaylor Funding, Inc. Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of the Company filed on March 31, 1994.
         10.20   AnnTaylor Stores Corporation Deferred Compensation Plan. Incorporated by
                   reference to Exhibit 10.33 to the Annual Report on Form 10-K of the Company
                   filed on April 28, 1995.
       10.20.1   Amendment to the AnnTaylor Stores Corporation Deferred Compensation Plan as
                   approved by the Board of Directors on August 11, 1995. Incorporated by
                   reference to Exhibit 10.33.1 to the Form 10-Q of the Company for the Quarter
                   Ended July 29, 1995 filed on September 11, 1995.
         10.21   Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture
                   Financing Statement dated November 20, 1995, between AnnTaylor Distribution
                   Services, Inc., as Mortgagor, and General Electric Capital Assurance
                   Company, as Mortgagee. Incorporated by reference to Exhibit 10.34 to the
                   Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on
                   December 8, 1995.
         10.22   Promissory Note dated November 20, 1995 from Ann Taylor and AnnTaylor
                   Distribution Services, Inc., collectively as Borrower, to General Electric
                   Capital Assurance Company, as Lender. Incorporated by reference to Exhibit
                   10.35 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.
            21   Subsidiaries of the Company.
            23   Consent of Deloitte & Touche LLP.
            27   Financial Data Schedule.
            99   Unaudited Historical and Pro Forma Combined Financial Statements

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ANNTAYLOR STORES CORPORATION

                                          By:       /S/ SALLY FRAME
                                              KASAKS
                                              ..................................
                                                     Sally Frame Kasaks
                                                Chairman and Chief Executive
                                                           Officer

Date: April 8, 1996

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                 TITLE                   DATE
                  ---------                                 -----                   ----

            /S/ SALLY FRAME KASAKS               Chairman, Chief Executive      April 8, 1996
 ..............................................     Officer and Director
              Sally Frame Kasaks

           /S/ J. PATRICK SPAINHOUR              President, Chief Operating     April 8, 1996
 ..............................................     Officer and Director
             J. Patrick Spainhour

             /S/ PAUL E. FRANCIS                 Executive Vice President--     April 8, 1996
 ..............................................     Finance and
               Paul E. Francis                     Administration, Chief
                                                   Financial Officer, and
                                                   Director

             /S/ WALTER J. PARKS                 Senior Vice President--        April 8, 1996
 ..............................................     Finance and Principal
               Walter J. Parks                     Accounting Officer

           /S/ GERALD S. ARMSTRONG               Director                       April 8, 1996
 ..............................................
             Gerald S. Armstrong

           /S/ JAMES J. BURKE, JR.               Director                       April 8, 1996
 ..............................................
             James J. Burke, Jr.

            /S/ ROBERT C. GRAYSON                Director                       April 8, 1996
 ..............................................
              Robert C. Grayson

           /S/ ROCHELLE B. LAZARUS               Director                       April 8, 1996
 ..............................................
             Rochelle B. Lazarus

            /S/ HANNE M. MERRIMAN                Director                       April 8, 1996
 ..............................................
              Hanne M. Merriman

                          ANNTAYLOR STORES CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Independent Auditors' Report..............................................    32

Consolidated Financial Statements:

    Consolidated Statements of Operations for the fiscal years ended
February 3, 1996, January 28, 1995 and January 29, 1994...................    33

    Consolidated Balance Sheets as of February 3, 1996 and January 28,
1995......................................................................    34

    Consolidated Statements of Stockholders' Equity for the fiscal years
ended February 3, 1996, January 28, 1995 and January 29, 1994.............    35

    Consolidated Statements of Cash Flows for the fiscal years ended
February 3, 1996, January 28, 1995 and January 29, 1994...................    36

    Notes to Consolidated Financial Statements............................    37

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary at February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP


New York, New York
March 11, 1996 (April 8, 1996 as to Note 15)

                          ANNTAYLOR STORES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE FISCAL YEARS ENDED FEBRUARY 3, 1996,

                                                                    FISCAL YEARS ENDED
                                                 --------------------------------------------------------
                                                 FEBRUARY 3, 1996    JANUARY 28, 1995    JANUARY 29, 1994
                                                 ----------------    ----------------    ----------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales.....................................       $731,142            $658,804            $501,649
Cost of sales.................................        425,225             357,783             271,749
                                                 ----------------    ----------------    ----------------
Gross profit..................................        305,917             301,021             229,900
Selling, general and administrative
expenses......................................        271,136             214,224             169,371
Distribution center restructuring charge......             --                  --               2,000
Amortization of goodwill......................          9,506               9,506               9,508
                                                 ----------------    ----------------    ----------------
Operating income..............................         25,275              77,291              49,021
Interest expense..............................         20,956              14,229              17,696
Other (income) expense, net...................             38                 168                (194)
                                                 ----------------    ----------------    ----------------
Income before income taxes and extraordinary
loss..........................................          4,281              62,894              31,519
Income tax provision..........................          5,157              30,274              17,189
                                                 ----------------    ----------------    ----------------
Income (loss) before extraordinary loss.......           (876)             32,620              14,330
Extraordinary loss (net of income tax benefit
  of $654,000 and $6,123,000, respectively)...             --                 868              11,121
                                                 ----------------    ----------------    ----------------
      Net income (loss).......................       $   (876)           $ 31,752            $  3,209
                                                 ----------------    ----------------    ----------------
                                                 ----------------    ----------------    ----------------
Net income (loss) per share of common stock:
Income (loss) per share before extraordinary
loss..........................................       $   (.04)           $   1.40            $    .66
Extraordinary loss per share..................             --                (.04)               (.51)
                                                 ----------------    ----------------    ----------------
      Net income (loss) per share.............       $   (.04)           $   1.36            $    .15
                                                 ----------------    ----------------    ----------------
                                                 ----------------    ----------------    ----------------
Weighted average shares and share equivalents
outstanding...................................         23,209              23,286              21,929

          See accompanying notes to consolidated financial statements.

                          ANNTAYLOR STORES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     FEBRUARY 3, 1996 AND JANUARY 28, 1995

                                                                         FEBRUARY 3,    JANUARY 28,
                                                                            1996           1995
                                                                         -----------    -----------
                                                                               (IN THOUSANDS)
                                              ASSETS
Current assets
  Cash................................................................    $   1,283      $   1,551
  Accounts receivable, net............................................       70,395         61,211
  Merchandise inventories.............................................      102,685         93,705
  Prepaid expenses and other current assets...........................       12,808          6,601
  Prepaid tenancy.....................................................        8,099          1,355
  Deferred income taxes...............................................        3,400          3,650
                                                                         -----------    -----------
        Total current assets..........................................      198,670        168,073
Property and equipment
  Land and buildings..................................................        8,923            499
  Leasehold improvements..............................................       73,677         43,370
  Furniture and fixtures..............................................       99,548         59,105
  Construction in progress............................................       14,190         24,867
                                                                         -----------    -----------
                                                                            196,338        127,841
  Less accumulated depreciation and amortization......................       42,443         31,503
                                                                         -----------    -----------
        Net property and equipment....................................      153,895         96,338
Goodwill, net of accumulated amortization of $66,725,000 and
$57,219,000, respectively.............................................      313,525        323,031
Investment in CAT.....................................................        5,438          3,792
Deferred income taxes.................................................           --          1,600
Deferred financing costs, net of accumulated amortization of
  $1,960,000 and $956,000, respectively...............................        3,933          2,829
Other assets..........................................................        3,248          2,591
                                                                         -----------    -----------
        Total assets..................................................    $ 678,709      $ 598,254
                                                                         -----------    -----------
                                                                         -----------    -----------

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable....................................................    $  42,909      $  36,625
  Accrued expenses....................................................       29,018         29,267
  Current portion of long-term debt...................................       40,266             --
                                                                         -----------    -----------
        Total current liabilities.....................................      112,193         65,892
Long-term debt........................................................      232,192        200,000
Deferred income taxes.................................................        1,300             --
Other liabilities.....................................................        7,336          6,250
Commitments and contingencies
Stockholders' equity
  Common stock, $.0068 par value; 40,000,000 shares authorized;
     23,127,743 and 23,106,572 shares issued, respectively............          157            157
  Additional paid-in capital..........................................      311,284        310,714
  Warrants to acquire 36,605 and 58,412 shares of common stock,
     respectively.....................................................          596            951
  Retained earnings...................................................       14,120         14,996
  Deferred compensation on restricted stock...........................          (33)          (149)
                                                                         -----------    -----------
                                                                            326,124        326,669
        Treasury stock, 44,983 and 65,843 shares, respectively, at
          cost........................................................         (436)          (557)
                                                                         -----------    -----------
        Total stockholders' equity....................................      325,688        326,112
                                                                         -----------    -----------
        Total liabilities and stockholders' equity....................    $ 678,709      $ 598,254
                                                                         -----------    -----------
                                                                         -----------    -----------

          See accompanying notes to consolidated financial statements.

                          ANNTAYLOR STORES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE FISCAL YEARS ENDED FEBRUARY 3, 1996,
                     JANUARY 28, 1995 AND JANUARY 29, 1994
                                 (IN THOUSANDS)

                                                                               RETAINED
                                                                               EARNINGS
                                    COMMON STOCK   ADDITIONAL     WARRANTS     (ACCUM-      NOTE      RESTRICTED  TREASURY STOCK
                                   --------------   PAID-IN    --------------   ULATED    DUE FROM      STOCK     ---------------
                                   SHARES  AMOUNT   CAPITAL    SHARES  AMOUNT  DEFICIT)  STOCKHOLDER    AWARDS    SHARES  AMOUNT
                                   ------  ------  ----------  ------  ------  --------  -----------  ----------  ------  -------
Balance at January 30, 1993....... 21,158   $144    $ 261,820    512   $8,341  $(19,965)    $(999)      $ (398)     523   $(3,645)
Net income........................     --     --           --     --      --      3,209        --           --       --        --
Exercise of stock options.........    745      5        6,121     --      --         --        --           --       --        --
Tax benefits related to stock
options...........................     --     --        3,240     --      --         --        --           --       --        --
Exercise of warrants..............     --     --          550    (66)   (963 )       --        --           --      (66)      413
Activity related to common stock
 issued as employee incentives....     --     --           79     --      --         --        --          279       (6)       41
Repayment of note due from
stockholder.......................     --     --           --     --      --         --       999           --       --        --
                                   ------  ------  ----------  ------  ------  --------     -----        -----    ------  -------
Balance at January 29, 1994....... 21,903    149      271,810    446   7,378    (16,756)       --         (119)     451    (3,191)
Net income........................     --     --           --     --      --     31,752        --           --       --        --
Exercise of stock options.........    191      2        2,915     --      --         --        --           --        3      (118)
Tax benefits related to stock
options...........................     --     --        1,565     --      --         --        --           --       --        --
Exercise of warrants..............     --     --        3,675   (388)  (6,427)       --        --           --     (388)    2,752
Issuance of common stock..........  1,000      6       30,414     --      --         --        --           --       --        --
Activity related to common stock
 issued as employee incentives....     13     --          335     --      --         --        --          (30)      --        --
                                   ------  ------  ----------  ------  ------  --------     -----        -----    ------  -------
Balance at January 28, 1995....... 23,107    157      310,714     58     951     14,996        --         (149)      66      (557)
Net loss..........................     --     --           --     --      --       (876)       --           --       --        --
Exercise of stock options.........     23     --          320     --      --         --        --           --       --       (12)
Tax benefits related to stock
options...........................     --     --           85     --      --         --        --           --       --        --
Exercise of warrants..............     --     --          203    (21)   (355 )       --        --           --      (22)      152
Activity related to common stock
 issued as employee incentives....     (2)    --          (38)    --      --         --        --          116        1       (19)
                                   ------  ------  ----------  ------  ------  --------     -----        -----    ------  -------
Balance at February 3, 1996....... 23,128   $157    $ 311,284     37   $ 596   $ 14,120     $  --       $  (33)      45   $  (436)
                                   ------  ------  ----------  ------  ------  --------     -----        -----    ------  -------
                                   ------  ------  ----------  ------  ------  --------     -----        -----    ------  -------


          See accompanying notes to consolidated financial statements.

                          ANNTAYLOR STORES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE FISCAL YEARS ENDED FEBRUARY 3, 1996,
                    JANUARY 28, 1995 AND JANUARY 29, 1994

                                                                         FISCAL YEARS ENDED
                                                              -----------------------------------------
                                                              FEBRUARY 3,    JANUARY 28,    JANUARY 29,
                                                                 1996           1995           1994
                                                              -----------    -----------    -----------

                                                                           (IN THOUSANDS)
Operating activities:
 Net income (loss).........................................    $    (876)     $  31,752      $   3,209
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Extraordinary loss....................................           --          1,522         17,244
     Distribution center restructuring charge..............           --             --          2,000
     Equity earnings in CAT................................       (1,646)        (1,547)          (517)
     Provision for loss on accounts receivable.............        1,280          1,727          1,171
     Depreciation and amortization.........................       18,788         11,787          8,505
     Amortization of goodwill..............................        9,506          9,506          9,508
     Amortization of deferred compensation.................           68            298            279
     Non-cash interest.....................................        1,004            978          4,199
     Deferred income taxes.................................        3,150             --         (1,750)
     Loss on disposal of property and equipment............        1,143          1,268            312
     Increase in receivables...............................      (10,464)       (13,659)        (7,447)
     Increase in merchandise inventories...................       (8,980)       (32,815)       (10,583)
     Increase in prepaid expenses and other current
       assets..............................................      (12,951)          (772)        (1,280)
     Decrease in refundable income taxes...................           --             --          5,097
     Increase in accounts payable and accrued
       liabilities.........................................        6,925          6,537         18,218
     Decrease (increase) in other non-current assets and
       liabilities, net....................................          429            567           (843)
                                                              -----------    -----------    -----------
 Net cash provided by operating activities.................        7,376         17,149         47,322
                                                              -----------    -----------    -----------
Investing activities:
 Purchases of property and equipment.......................      (78,378)       (61,341)       (25,062)
 Investment in CAT.........................................           --             --         (1,640)
                                                              -----------    -----------    -----------
 Net cash used by investing activities.....................      (78,378)       (61,341)       (26,702)
                                                              -----------    -----------    -----------
Financing activities:
 Borrowings (repayments) under revolving credit facility...       37,000         64,000         (3,500)
 Decrease in bank overdrafts...............................           --             --         (2,361)
 Payments of long-term debt................................         (542)       (56,000)      (137,610)
 Purchase of Subordinated Debt Securities..................           --             --        (93,689)
 Net proceeds from issuance of common stock................           --         30,420             --
 Net proceeds from 8 3/4% Notes............................           --             --        107,387
 Proceeds from term loan...................................       25,000             --         80,000
 Proceeds from note due from stockholder...................           --             --            999
 Proceeds from mortgage....................................        7,000             --             --
 Proceeds from Receivables Facility........................        4,000          3,000         33,000
 Purchase of 8 3/4% Notes..................................           --             --        (10,225)
 Proceeds from exercise of stock options...................          384          4,371          9,486
 Payment of financing costs................................       (2,108)          (340)        (4,041)
                                                              -----------    -----------    -----------
 Net cash provided by (used by) financing activities.......       70,734         45,451        (20,554)
                                                              -----------    -----------    -----------
Net increase (decrease) in cash............................         (268)         1,259             66
Cash, beginning of year....................................        1,551            292            226
                                                              -----------    -----------    -----------
Cash, end of year..........................................    $   1,283      $   1,551      $     292
                                                              -----------    -----------    -----------
                                                              -----------    -----------    -----------
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for interest....................    $  19,607      $  13,211      $  12,664
                                                              -----------    -----------    -----------
                                                              -----------    -----------    -----------
 Cash paid during the year for income taxes................    $   6,886      $  26,242      $   5,114
                                                              -----------    -----------    -----------
                                                              -----------    -----------    -----------

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

    Certain Fiscal 1994 and 1993 amounts have been reclassified to conform to the Fiscal 1995 presentation.


  FISCAL YEAR

    The Company follows the standard fiscal year of the retail industry, which is a 52-or 53-week period ending on the Saturday closest to January 31 of the following calendar year. The fiscal year ended February 3, 1996 included 53 weeks.


  FINANCE SERVICE CHARGE INCOME

    Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $8,328,000 for Fiscal 1995, $6,871,000 for Fiscal 1994, and $6,166,000 for
Fiscal 1993.


  MERCHANDISE INVENTORIES

    Merchandise inventories are accounted for by the retail inventory method and are stated at the lower of cost (first-in, first-out method) or market.


  PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. The Company capitalized interest costs of approximately $1,300,000 and $500,000 in Fiscal 1995 and Fiscal 1994, respectively. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets (3 to 40 years) or, in the case of leasehold improvements, over the lives of the respective leases, if shorter.


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

                          ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

    The Financial Accounting Standards Board issued in March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company believes this statement will not have a material impact on the financial statements of the Company when adopted in Fiscal 1996.


  INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires an asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.


  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.


  NET INCOME PER SHARE

    Net income per share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period and assumes the exercise of the warrants and the dilutive effect of the stock options.


2. LONG-TERM DEBT

    The following summarizes long-term debt outstanding at February 3, 1996 and January 28, 1995:

                                                       FEBRUARY 3, 1996          JANUARY 28, 1995
                                                    ----------------------    ----------------------
                                                    CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                     AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                    --------    ----------    --------    ----------
                                                                     (IN THOUSANDS)
Senior Debt:
  Revolving credit facility......................   $101,000     $ 101,000    $ 64,000     $  64,000
  Term loan......................................     24,500        24,500          --            --
  Mortgage.......................................      6,958         6,958          --            --
8 3/4% Notes.....................................    100,000        83,125     100,000        97,000
Interest rate swap agreement.....................         --           384          --         4,125
Receivables facility.............................     40,000        40,000      36,000        36,000
                                                    --------    ----------    --------    ----------
      Total debt.................................    272,458       255,967     200,000       201,125
Less current portion.............................     40,266        40,266          --            --
                                                    --------    ----------    --------    ----------
      Total long-term debt.......................   $232,192     $ 215,701    $200,000     $ 201,125
                                                    --------    ----------    --------    ----------
                                                    --------    ----------    --------    ----------

    In September 1995, Ann Taylor entered into an amended and restated credit agreement (the "Bank Credit Agreement") to replace its then-existing bank credit agreement. The Bank Credit Agreement provides, among other things, for a $25,000,000 term loan and continuation of a

                          ANNTAYLOR STORES CORPORATION

2. LONG-TERM DEBT--(CONTINUED)

$125,000,000 revolving credit facility provided for under the preceding credit agreement. As described below, the revolving credit facility was reduced to $122,000,000 in January 1996. The principal amount of the term loan is payable on September 29, 1998, and the maturity date of the revolving credit facility is July 29, 1998; however, the Company is required to reduce the outstanding loan balance under the revolving credit facility to $50,000,000 or less for thirty consecutive days during Fiscal 1996 and in each fiscal year thereafter. The maximum amount that may be borrowed under the revolving credit facility is reduced by the amount of commercial and standby letters of credit outstanding. At February 3, 1996 the amount available under the revolving credit facility was $13,150,000.

    The term loan bears interest at a rate equal to, at the Company's option, the Bank of America National Trust and Savings Association ("Bank of America")
(1) Base Rate plus 2.50%, or (2) Eurodollar Rate plus 3.50%, and amounts outstanding under the revolving credit facility bear interest at a rate equal to, at the Company's option, the Bank of America (1) Base Rate plus .75%, or (2) Eurodollar Rate plus 1.75%. In addition, Ann Taylor is required to pay Bank of America a quarterly commitment fee of 0.375% per annum of the unused revolving loan commitment. At February 3, 1996, the $101,000,000 outstanding under the revolving credit facility bore interest at the weighted average rate of 7.46% per annum and the $24,500,000 outstanding under the term loan bore interest at 8.875% per annum.

    Under the terms of the Bank Credit Agreement, Bank of America obtained a pledge of Ann Taylor's outstanding common stock held by the Company and a security interest in certain assets of the Company, excluding inventory and accounts receivable. In addition, the Bank Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders, and maintaining certain financial ratios and specified levels of net worth. The Bank Credit Agreement also provides for, among other things, an annual limitation on capital expenditures of $25,000,000 in Fiscal 1996 and $32,500,000 in Fiscal 1997 and beyond, subject to increase if certain conditions are satisfied.

    Since the fourth quarter of 1993, Ann Taylor sells its proprietary credit card accounts receivable to AnnTaylor Funding, Inc., a wholly owned subsidiary of Ann Taylor, which uses the receivables to secure borrowings under a receivables financing facility due January 1997. In October 1995, AnnTaylor Funding, Inc. entered into an amended and restated receivables financing agreement (the "Receivables Facility"), refinancing its then existing receivables financing facility on substantially the same terms as the prior facility. AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the Receivables Facility based on its eligible accounts receivable balance. As of February 3, 1996, $40,000,000 was outstanding under the Receivables Facility. The interest rate under this facility as of February 3, 1996 was 7.0%. At February 3, 1996, AnnTaylor Funding, Inc. had total assets of approximately $58,091,000 all of which are subject to the security interest of the lender under the Receivables Facility.

    On June 28, 1993, Ann Taylor issued $110,000,000 principal amount of its 8 3/4% Subordinated Notes due 2000 ("8 3/4% Notes"). The outstanding principal amount of these notes as of February 3, 1996 was $100,000,000.

    In July 1993, Ann Taylor entered into a $110,000,000 (notional amount) interest rate swap agreement, which had the effect of converting the Company's interest obligations on the 8 3/4% Notes to a variable rate. Under the agreement, the Company receives a fixed rate of 4.75% and pays a floating rate based on LIBOR, as determined in six month intervals. The swap agreement matures in July 1996.

                          ANNTAYLOR STORES CORPORATION

2. LONG-TERM DEBT--(CONTINUED)

Ann Taylor is currently receiving a fixed rate of 4.75% and paying a rate of 5.375%. Net receipts or payments under the agreement are recognized as an adjustment to interest expense.

    In November 1995, Ann Taylor and its wholly owned subsidiary AnnTaylor Distribution Services, Inc. received the proceeds of a $7,000,000 seven-year mortgage loan secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $65,000 through December 1, 1997, and thereafter in monthly installments sufficient to amortize the then remaining principal balance over a period of five years. The Bank Credit Agreement required the Company to reduce the commitment under the revolving credit facility and term loan by one-half the proceeds from the mortgage.

    The aggregate principal payments of all long-term obligations are as follows:

FISCAL YEAR                                      (IN THOUSANDS)
- ----------
 1996.........................................      $ 40,266
 1997.........................................           287
 1998.........................................       125,809
 1999.........................................           333
 2000.........................................       100,359
 2001 and thereafter..........................         5,404
                                                 --------------
    Total.....................................      $272,458
                                                 --------------
                                                 --------------

    At February 3, 1996 and January 28, 1995, Ann Taylor had outstanding commercial and standby letters of credit under its credit facilities with Bank of America totaling $7,850,000 and $6,430,000, respectively.

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

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

    A summary of activity in the allowance for doubtful accounts for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994 is as follows:

                                            FISCAL YEARS ENDED
                           ----------------------------------------------------
                           FEBRUARY 3, 1996  JANUARY 28, 1995  JANUARY 29, 1994
                           ----------------  ----------------  ----------------
                                              (IN THOUSANDS)
Balance at beginning of
year.......................     $    931          $    787          $  1,006
Provision for loss on
  accounts receivable......        1,280             1,727             1,171
Accounts written off.......       (1,475)           (1,583)           (1,390)
                                 -------           -------           -------
Balance at end of year.....     $    736          $    931          $    787
                                 -------           -------           -------
                                 -------           -------           -------

                          ANNTAYLOR STORES CORPORATION

4. COMMITMENTS AND CONTINGENCIES


  RENTAL COMMITMENTS

    Ann Taylor occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Most of the leases require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments shown below. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a certain threshold.

    Future minimum lease payments under non-cancelable operating leases at February 3, 1996 are as follows:

FISCAL YEAR                                        (IN THOUSANDS)
- -----------
 1996...........................................      $ 54,592
 1997...........................................        53,745
 1998...........................................        52,041
 1999...........................................        49,500
 2000...........................................        46,389
 2001 and thereafter............................       240,858
                                                   --------------
    Total.......................................      $497,125
                                                   --------------
                                                   --------------

    Rent expense for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994 was as follows:

                                          FISCAL YEARS ENDED
                         ----------------------------------------------------
                         FEBRUARY 3, 1996  JANUARY 28, 1995  JANUARY 29, 1994
                         ----------------  ----------------  ----------------

                                            (IN THOUSANDS)
Minimum rent...........      $ 47,132          $ 35,382          $ 28,076
Percentage rent........         3,090             4,684             3,343
                             --------          --------          --------
    Total..............      $ 50,222          $ 40,066          $ 31,419
                             --------          --------          --------
                             --------          --------          --------

  DEPENDENCY ON CERTAIN SUPPLIERS

    In 1995, the Company purchased 38.3% and 16.3% of its merchandise from CAT U.S., Inc. ("CAT") and Cygne Designs, Inc. ("Cygne"), respectively (See Note 11 and Note 15). CAT is a joint venture formed by the Company with Cygne for the purpose of sourcing Ann Taylor merchandise directly with manufacturers. As of February 3, 1996, the Company owned a 40% interest in CAT. CAT has a loan facility in place with the same bank as Cygne and, although CAT has represented that it is in compliance with the terms of its credit agreement, the agreement contains a cross-default provision relating to defaults under other indebtedness of CAT or Cygne. Currently, Cygne is in default of its credit agreement and CAT's lender has the right to cancel its $40 million credit facility with CAT and demand repayment of all amounts outstanding under the facility. Should the lender exercise such right and if CAT was unable to obtain alternative financing, the interruption or cessation of business by CAT could have a material adverse effect on the consolidated financial statements of the Company in an amount not presently determinable.

                          ANNTAYLOR STORES CORPORATION

4. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

    In addition, Ann Taylor has outstanding a $4 million standby letter of credit to support CAT's obligations to its lender under the above mentioned credit facility.

    While the Company has made significant purchases of merchandise from Cygne in 1995, management believes that, if Cygne were to experience problems in fulfilling its merchandise commitments, alternative sources of product could be obtained and such interruption would not have a material adverse effect on the consolidated financial statements of the Company.

    Additionally, three other sources accounted for approximately 15% of the Company's 1995 purchases. Management of the Company believes that if these sources of product were interrupted, alternative sources could be obtained without a material adverse effect on the consolidated financial statements of the Company.


  LITIGATION

    Ann Taylor has been named as a defendant in several legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial statements of the Company.


5. COMMON STOCK WARRANTS

    At February 3, 1996, the Company had outstanding warrants to acquire, in the aggregate, 36,605 shares of the common stock of the Company (the "Warrants"). The Warrants, when exercised, entitle the holders thereof to acquire such shares, subject to adjustment, at no additional cost. The Warrants expire on July 15, 1999 and became exercisable as a result of the initial public offering of the Company's common stock in May 1991.


6. PREFERRED STOCK

    At February 3, 1996, January 28, 1995 and January 29, 1994, there were 2,000,000 shares of preferred stock, par value $.01, authorized and unissued.


7. STOCK OPTION PLANS

    In 1989 and 1992, the Company established stock option plans. Under the terms of both plans, the exercise price of any option may not be less than 100% of the fair market value of the common stock on the date of grant. 156,203 shares of common stock are reserved for issuance under the 1989 plan and 1,456,600 shares of common stock are reserved for issuance under the 1992 plan. At February 3, 1996, there were 19,357 shares under the 1989 plan and 239,269 shares under the 1992 plan available for future grant. Generally, options granted under the plans expire ten years from the date of the grant.

    Pursuant to an employment agreement with the Company, as of February 3, 1992, the Chairman of the Board and Chief Executive Officer of the Company was granted 100,000 stock options at $22.125 per share and 100,000 stock options at $26.00 per share.

                          ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. STOCK OPTION PLANS--(CONTINUED)

    The following summarizes stock option transactions for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994:

                                              OPTION PRICES     NUMBER OF SHARES
                                             ---------------    ----------------
Outstanding Options January 30, 1993......     $6.80-$26.00         1,462,084
  Granted.................................   $18.125-$26.00           279,000
  Exercised...............................     $6.80-$22.25          (745,346)
  Canceled................................     $6.80-$22.25           (86,426)
                                                                ----------------
Outstanding Options January 29, 1994......     $6.80-$26.00           909,312
  Granted.................................   $25.375-$42.75           787,500
  Exercised...............................     $6.80-$28.00          (190,771)
  Canceled................................     $6.80-$28.00          (108,035)
                                                                ----------------
Outstanding Options January 28, 1995......     $6.80-$42.75         1,398,006
  Granted.................................    $12.50-$44.125          478,250
  Exercised...............................     $6.80-$22.75           (22,611)
  Canceled................................     $6.80-$42.75          (299,468)
                                                                ----------------
Outstanding Options February 3, 1996......     $6.80-$44.125        1,554,177
                                                                ----------------
                                                                ----------------

    At February 3, 1996, January 28, 1995 and January 29, 1994 there were exercisable 586,135 options, 461,669 options and 516,889 options, respectively.

    In 1994, the Company's 1992 stock option plan was amended and restated to include restricted stock and unit awards. On February 23, 1994, 13,630 shares of restricted stock and 6,820 restricted units were awarded. The restrictions on these grants lapse with respect to one-third of the shares and units awarded on each of the first through third anniversaries of the date of the grant. In the event a grantee terminates employment with the Company, any restricted stock or restricted units remaining subject to restrictions are forfeited. As of February 3, 1996, 6,643 shares of restricted stock and 3,324 restricted units were outstanding. The resulting unearned compensation expense was charged to stockholders' equity and is being amortized over the applicable restricted period.

    The Financial Accounting Standards Board issued in October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires companies to either (i) expense the fair value of stock-based awards on the date of grant or (ii) follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations, the existing accounting rules, provided that proforma disclosures are made of net income and earnings per share determined as if the fair value method under SFAS 123 had been adopted. Under APB 25, the Company currently does not recognize compensation expense for its stock options plans as the exercise price equals the market price of the underlying stock on the date of grant. Additionally, the measurement of compensation expense required by SFAS 123 for restricted stock is consistent with practice under APB 25, expensing the fair value at the date of grant over the vesting period. The Company expects to elect to continue to account for stock-based compensation in accordance with APB 25, and accordingly, this statement will have no effect on the financial statements of the Company when adopted in fiscal 1996.

8. EXECUTIVE COMPENSATION

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

                          ANNTAYLOR STORES CORPORATION

8. EXECUTIVE COMPENSATION--(CONTINUED)

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

9. EXTRAORDINARY ITEMS

    On May 18, 1994, the Company completed a public offering of 1,000,000 shares of common stock (the "Offering") at a price of $32.00 per share, resulting in aggregate net proceeds of $30,420,000 (after payment of underwriting discounts and expenses of the Offering payable by the Company). As required by the Company's then-existing bank credit agreement, $30,000,000 of the net proceeds of the Offering were used to reduce the amount of a term loan outstanding under that agreement. The write-off of deferred financing costs associated with the payment on the term loan with the proceeds of the Offering and refinancing of long-term debt resulted in an extraordinary loss of $1,522,000 ($868,000 net of income tax benefit). Pro forma income before extraordinary loss, income before extraordinary loss per share and weighted average shares outstanding, assuming the Offering had occurred at the beginning of the year, would have been $32,875,000, $1.40 and 23,536,000, respectively.

    The Offering was consummated concurrently with the public offering and sale by certain affiliates of Merrill Lynch & Co., Inc. ("ML&Co.") (the "Selling Stockholders") of 4,075,000 shares of the Company's common stock held by them. The Company did not receive any of the proceeds of the shares sold by the Selling Stockholders.

    In 1993, the Company entered into a series of debt refinancing transactions that resulted in an extraordinary loss of $17,244,000 ($11,121,000 net of income tax benefit). The loss was attributable to the premiums paid in connection with the purchase or discharge of Ann Taylor's 14 3/8% Senior Subordinated Discount Notes due 1999 ("Discount Notes") and its 13 3/4% Subordinated Notes due 1999 ("Notes") and the purchase of $10,000,000 principal amount of its 8 3/4% Notes and the write-off of deferred financing costs.

10. RESTRUCTURING

    The Company recorded a $2,000,000 pre-tax restructuring charge in the fourth quarter of 1993 in connection with the announced relocation of its distribution center from New Haven, Connecticut to Louisville, Kentucky. The primary components of the restructuring charge are approximately $1,100,000 for employee related costs, principally for severance and job training benefits, and approximately $900,000 for the write-off of the estimated net book value of fixed assets at the time of relocation. The relocation was completed by late spring 1995.

11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  TRANSACTIONS WITH MERRILL LYNCH AND ITS AFFILIATES

    At February 3, 1996, certain affiliates of ML&Co. held approximately 26.7% of the outstanding common stock. Two of the members of the Board of Directors of the Company and Ann Taylor serve as representatives of ML&Co. and its affiliates. As a result, ML&Co. and such affiliates are in a position to influence the management of Ann Taylor and the Company.

    The Company paid commissions aggregating approximately $2,692,000 to Merrill Lynch in 1993 in connection with the issuance of the 8 3/4% Notes, and repurchases of Discount Notes, Notes and 8 3/4%

                          ANNTAYLOR STORES CORPORATION

11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--(CONTINUED)

Notes. In 1994, the Company also paid underwriting commissions of approximately $1,027,000 to Merrill Lynch in connection with the Offering. The Company agreed to indemnify Merrill Lynch, as underwriter, against certain liabilities, including certain liabilities under the federal securities law, in connection with the Offering.

  TRANSACTIONS WITH CAT

    As previously discussed in Note 4, in May 1992, the Company commenced a joint venture known as CAT which was formed for the purpose of sourcing Ann Taylor merchandise directly with manufacturers. As of February 3, 1996, the Company owned a 40% interest in CAT which is being accounted for under the equity method of accounting. The Company's agreement with Cygne relating to the parties' ownership of CAT provides that, at any time after July 1, 1995, either Cygne or Ann Taylor may offer to purchase the other party's interest in CAT. Merchandise purchased by Ann Taylor through CAT was $167,000,000 or 38.3%, and $142,429,000, or 36.3%, of all merchandise purchased by the Company in 1995 and 1994, respectively. Accounts payable to CAT in the ordinary course of business was approximately $17,800,000 and $4,800,000 as of February 3, 1996 and January 28, 1995, respectively.

12. INCOME TAXES

    The provision for income taxes for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994 consists of the following:

                                                          FISCAL YEARS ENDED
                                               -----------------------------------------
                                               FEBRUARY 3,    JANUARY 28,    JANUARY 29,
                                                  1996           1995           1994
                                               -----------    -----------    -----------
                                                            (IN THOUSANDS)
Federal:
  Current...................................     $ 1,400        $22,534        $13,739
  Deferred..................................       2,249             --         (1,150)
                                               -----------    -----------    -----------
      Total federal.........................       3,649         22,534         12,589
                                               -----------    -----------    -----------
State and local:
  Current...................................         607          7,740          5,200
  Deferred..................................         901             --           (600)
                                               -----------    -----------    -----------
      Total state and local.................       1,508          7,740          4,600
                                               -----------    -----------    -----------
  Total.....................................     $ 5,157        $30,274        $17,189
                                               -----------    -----------    -----------
                                               -----------    -----------    -----------

    The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994 is as follows:

                                                          FISCAL YEARS ENDED
                                               -----------------------------------------
                                               FEBRUARY 3,    JANUARY 28,    JANUARY 29,
                                                  1996           1995           1994
                                               -----------    -----------    -----------
                                                            (IN THOUSANDS)
Income before income taxes
  and extraordinary loss...................       $ 4,281        $62,894        $31,519
                                               -----------    -----------    -----------
                                               -----------    -----------    -----------
Federal statutory rate......................          35%            35%            35%
                                               -----------    -----------    -----------
                                               -----------    -----------    -----------
Provision for income taxes at federal
  statutory rate............................     $ 1,498        $22,013        $11,032
State and local income taxes, net of federal
income tax benefit..........................         980          5,031          2,990
Non-deductible amortization of goodwill.....       3,327          3,327          3,328
Undistributed income of joint venture.......        (387)          (420)
Other.......................................        (261)           323           (161)
                                               -----------    -----------    -----------
    Provision for income taxes..............     $ 5,157        $30,274        $17,189
                                               -----------    -----------    -----------
                                               -----------    -----------    -----------

                          ANNTAYLOR STORES CORPORATION

12. INCOME TAXES--(CONTINUED)

    The tax effects of significant items comprising the Company's net deferred tax assets as of February 3, 1996 and January 28, 1995 are as follows:

                                       FEBRUARY 3,     JANUARY 28,
                                          1996            1995
                                       -----------    -----------
                                             (IN THOUSANDS)
Current:
  Inventory..........................    $ 1,899        $ 1,464
  Accrued expenses...................      2,188          1,524
  Real estate........................     (1,139)          (762)
  Restructuring......................         --            700
  Other..............................        452            724
                                       -----------    -----------
Total current........................    $ 3,400        $ 3,650
                                       -----------    -----------
                                       -----------    -----------
Noncurrent:
  Depreciation.......................    $(3,024)       $   340
  Rent expense.......................      2,840          2,052
  Other..............................     (1,116)          (792)
                                       -----------    -----------
Total noncurrent.....................    $(1,300)       $ 1,600
                                       -----------    -----------
                                       -----------    -----------

13. RETIREMENT PLANS

    SAVINGS PLAN. Ann Taylor maintains a defined contribution 401(k) savings plan for substantially all employees. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. Ann Taylor makes a matching contribution of 50%, with respect to the first 3% of each participant's annual earnings contributed to the plan. Ann Taylor's contributions to the plan for Fiscal 1995, Fiscal 1994 and Fiscal 1993 were $337,000, $333,000 and $199,000, respectively.

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

    The following table sets forth the funded status of the Pension Plan at February 3, 1996, January 28, 1995 and January 29, 1994, in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions":

                                                              FEBRUARY 3,    JANUARY 28,    JANUARY 29,
                                                                 1996           1995           1994
                                                              -----------    -----------    -----------
                                                                       (DOLLARS IN THOUSANDS)

Actuarial present value of benefits obligation:
Accumulated benefit obligation, including vested benefits
  of $2,064,000, $1,500,000 and $1,056,000, respectively...     $ 2,893        $ 2,516        $ 2,401
                                                              -----------    -----------    -----------
                                                              -----------    -----------    -----------
Projected benefit obligation for service rendered to
date.......................................................     $ 2,893        $ 2,516        $ 2,401
Plan assets at fair value..................................       2,537          2,522          2,344
                                                              -----------    -----------    -----------
Plan assets in excess of projected benefit obligation
  (projected benefit obligation in excess of plan
assets)....................................................        (356)             6            (57)
Unrecognized net gain......................................        (231)          (136)           (58)
                                                              -----------    -----------    -----------
Accrued pension cost.......................................     $  (587)       $  (130)       $  (115)
                                                              -----------    -----------    -----------
                                                              -----------    -----------    -----------

                          ANNTAYLOR STORES CORPORATION

13. RETIREMENT PLANS--(CONTINUED)

                                                              FEBRUARY 3,    JANUARY 28,    JANUARY 29,
                                                                 1996           1995           1994
                                                              -----------    -----------    -----------
                                                                       (DOLLARS IN THOUSANDS)
Net periodic pension cost for fiscal 1995, 1994 and 1993
  included the following components:
Service cost/benefits earned during the year...............     $   681        $   622        $   680
Interest cost on projected benefit obligation..............         185            133            117
Actual loss (return) on plan assets........................        (104)            72           (124)
Net amortization and deferral..............................        (132)          (285)           (36)
                                                              -----------    -----------    -----------
Net periodic pension cost..................................     $   630        $   542        $   637
                                                              -----------    -----------    -----------
                                                              -----------    -----------    -----------
Assumptions used to determine the projected benefit
  obligation and plan assets were:
    Discount rate..........................................        6.75%          8.50%          7.00%
    Rate of increase in compensation level.................        4.00%          5.50%          4.00%
    Expected long-term rate of return on assets............        9.00%          8.00%          8.00%


14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      QUARTER
                                                    --------------------------------------------
                                                     FIRST       SECOND      THIRD       FOURTH
                                                    --------    --------    --------    --------

                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1995
Net sales........................................   $168,306    $183,695    $178,500    $200,641
Operating income (loss)..........................     12,123        (783)      8,687       5,248
Net income (loss)................................      3,491      (3,809)        686      (1,244)
Net income (loss) per share......................   $    .15    $   (.16)   $    .03    $   (.05)

FISCAL 1994
Net sales........................................   $145,283    $159,936    $164,632    $188,953
Operating income.................................     19,530      18,733      19,853      19,175
Income before extraordinary loss.................      8,060       7,923       8,284       8,353
Extraordinary loss...............................         --        (868)         --          --
Net income.......................................      8,060       7,055       8,284       8,353
Income per share before extraordinary loss.......   $    .36    $    .34    $    .35    $    .35
Extraordinary loss per share.....................         --        (.04)         --          --
                                                    --------    --------    --------    --------
Net income per share.............................   $    .36    $    .30    $    .35    $    .35
                                                    --------    --------    --------    --------
                                                    --------    --------    --------    --------

    The sum of the quarterly per share data may not equal the annual amounts due to changes in the weighted average shares and share equivalents outstanding.


15. SUBSEQUENT EVENT

    The Company and Cygne have entered into an agreement in principle dated as of April 8, 1996 (the "CAT/Cygne Agreement"), pursuant to which the Company, through a newly formed subsidiary, will purchase all of the shares of CAT stock owned by Cygne (the "CAT Shares") and the assets (the "Assets") of the Ann Taylor Woven Division (the "Division") of Cygne that are used in sourcing merchandise for Ann Taylor (collectively, the "CAT/Cygne Transaction"). Upon consummation of the CAT/Cygne Transaction, CAT will become an indirect wholly owned subsidiary of the Company. In

                          ANNTAYLOR STORES CORPORATION

15. SUBSEQUENT EVENT--(CONTINUED)

addition to continuing its own sourcing activities on behalf of the Company, CAT will own the Assets of the Division and will perform all sourcing functions for Ann Taylor currently performed by Cygne . The aggregate consideration to be paid by the Company pursuant to the CAT/Cygne Transaction consists of (i) shares of Common Stock of the Company having a market price, based on the closing price of the Company's Common Stock for the ten trading days prior to the closing of the CAT/Cygne Transaction, of $36,000,000 (but in no event greater than 2,500,000 shares), and (ii) cash in an amount equal to the tangible net book value of the inventory and fixed assets included in the Assets, less certain assumed liabilities, currently estimated to be approximately $12,900,000. In addition, the Company will assume the obligation to make payment to the president of CAT of approximately $2.0 million becoming due under his existing employment agreement with CAT as a result of the CAT/Cygne Transaction.

    The closing of the CAT/Cygne Transaction is subject to various conditions, and there can be no assurance that the CAT/Cygne Transaction will be consummated.

                               INDEX TO EXHIBITS

EXHIBITS
- ---------
      3.1  Restated Certificate of Incorporation of the Company. Incorporated by reference to
             Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the
             Securities and Exchange Commission (the "Commission") on August 10, 1992
             (Registration No. 33-50688).

      3.2  By-Laws of the Company. Incorporated by reference to Exhibit 3.2 to the Form 10-Q of the Company for the Quarter ended November 2, 1991 filed on December 17, 1991
             (Registration No. 33-28522).

      4.1  Indenture, dated as of June 15, 1993, between Ann Taylor and Fleet Bank, N.A., as
             Trustee, including the form of Subordinated Note due 2000. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ann Taylor filed on
             July 7, 1993.

    4.1.1  Instrument of Resignation, Appointment and Acceptance, dated as of December 1,
             1995, among Ann Taylor, Fleet Bank, N.A., as Resigning Trustee, and Norwest Bank
             Minnesota, N.A., the Successor Trustee.

     10.1  Form of Warrant Agreement entered into between Ann Taylor and The Connecticut Bank and Trust Company, National Association, including the form of Warrant.
             Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration
             Statement of the Company and Ann Taylor filed on June 21, 1989 (Registration No.
             33-28522).

     10.2  Amended and Restated Credit Agreement, dated as of September 29, 1995, among Ann
             Taylor, Bank of America, Fleet Bank, National Association, as Co-Agents, the
             financial institutions from time to time party thereto, BA Securities, Inc., as
             Arranger, and Bank of America, as Agent. Incorporated by reference to Exhibit
             10.1 to the Current Report on Form 8-K of Ann Taylor filed on October 17, 1995.

   10.2.1  First Amendment to Amended and Restated Credit Agreement, dated as of January 4,
             1996, among Ann Taylor, Bank of America, Fleet Bank, National Association, as
             Co-Agents, the financial institutions from time to time party thereto, BA
             Securities, Inc., as Arranger, and Bank of America, as Agent.

     10.3  Amended and Restated Guaranty, dated as of September 29, 1995, made by the Company in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Ann Taylor filed on October 17, 1995.

     10.4  Amended and Restated Security and Pledge Agreement, dated as of September 29, 1995, made by Ann Taylor in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Ann Taylor filed on October 17, 1995.

     10.5  Amended and Restated Security and Pledge Agreement, dated as of September 29, 1995, made by the Company in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Ann Taylor filed on October 17, 1995.

     10.6  Trademark Security Agreement, dated as of September 29, 1995, made by Ann Taylor in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Ann Taylor filed on October 17, 1995.

     10.7  1989 Stock Option Plan. Incorporated by reference to Exhibit 10.18 to the
             Registration Statement of the Company and Ann Taylor filed on May 3, 1989
             (Registration No. 33-28522).

   10.7.1  Amendment to 1989 Stock Option Plan. Incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of the Company filed on April 30, 1993.

     10.8  Lease, dated as of March 17, 1989, between Carven Associates and Ann Taylor concerning the West 57th Street headquarters. Incorporated by reference to
             Exhibit 10.21 to the Registration Statement of the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

   10.8.1  First Amendment to Lease, dated as of November 14, 1990, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.1 to the Registration
             Statement of

EXHIBITS
- ---------
             the Company filed on April 11, 1991 (Registration No. 33-39905).

   10.8.2  Second Amendment to Lease, dated as of February 28, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K of the Company filed on April 29, 1993.

   10.8.3  Extension and Amendment to Lease dated as of October 1, 1993, between Carven
             Associates and Ann Taylor. Incorporated by reference to Exhibit 10.11 to the Form
             10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26,
             1993.

   10.8.4  Modification of Amendment and Extension to Lease, dated as of April 14, 1994 between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit
             10.15.4 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

   10.8.5  Fifth Amendment to Lease, dated as of March 14, 1995, between Carven Associates and
             Ann Taylor. Incorporated by reference to Exhibit 10.15.5 to the Annual Report on
             Form 10-K of the Company filed on April 28, 1995.

     10.9  Tax Sharing Agreement, dated as of July 13, 1989, between the Company and Ann
             Taylor. Incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the
             Registration Statement of the Company and Ann Taylor filed on July 13, 1989
             (Registration No. 33-28522).

    10.10  Employment Agreement, effective as of February 3, 1992, between the Company and
             Sally Frame Kasaks. Incorporated by reference to Exhibit 10.28 to the Annual
             Report on Form 10-K of the Company filed on April 28, 1992.

  10.10.1  Employment Agreement dated as of February 1, 1994 between the Company and Sally
             Frame Kasaks. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of the
             Company for the Quarter ended October 29, 1994 filed on December 9, 1994.

    10.11  Employment Agreement dated February 16, 1996 between the Company and J. Patrick
             Spainhour.

    10.12  The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit
             Award Plan, Amended and Restated as of February 23, 1994. Incorporated by
             reference to the Company's Registration Statement on Form S-8 filed with the
             Commission on June 30, 1994 (Registration No. 33-50688).

    10.13  Amended and Restated Management Performance Compensation Plan as approved by stockholders on June 1, 1994. Incorporated by reference to Exhibit 10.22.1 to the
             Annual Report on Form 10-K of the Company filed on April 28, 1995.

  10.13.1  Amendment to the Management Performance Compensation Plan dated as of February 24,
             1995. Incorporated by reference to Exhibit 10.22.2 to the Annual Report on Form
             10-K of the Company filed on April 28, 1995.

    10.14  Associate Stock Purchase Plan. Incorporated by reference to Exhibit 10.31 to the
             Form 10-Q of the Company for the Quarter Ended October 31, 1992 filed on December
             15, 1992.

    10.15  Interest Rate Swap Agreement dated as of July 22, 1993, between Ann Taylor and
             Fleet Bank of Massachusetts, N.A. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on
             September 2, 1993.

    10.16  Stock Purchase Agreement, dated as of July 13, 1993, between Ann Taylor and
             Cleveland Investment, Ltd. Incorporated by reference to Exhibit 10.7 to the Form
             10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2,
             1993.

    10.17  Agreement, dated July 13, 1993, among Cygne Designs, Inc., CAT US, Inc., C.A.T.
             (Far East) Limited and Ann Taylor. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on
             September 2, 1993. (Confidential treatment has been granted with respect to certain portions of this Exhibit.)

    10.18  Amended and Restated Receivables Financing Agreement dated October 31, 1995, among
             AnnTaylor Funding, Inc., Ann Taylor, Market Street Capital Corp. and PNC Bank,
             National Association. Incorporated by reference to Exhibit 10.31.4 to the Form
             10-Q of the Company for the Quarter ended October 28, 1995 filed on December 8,
             1995.

EXHIBITS
- ---------
    10.19  Purchase and Sale Agreement dated as of January 27, 1994 between Ann Taylor and
             AnnTaylor Funding, Inc. Incorporated by reference to Exhibit 10.29 to the Annual
             Report on Form 10-K of the Company filed on March 31, 1994.

    10.20  AnnTaylor Stores Corporation Deferred Compensation Plan. Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of the Company filed on April
             28, 1995.

  10.20.1  Amendment to the AnnTaylor Stores Corporation Deferred Compensation Plan as
             approved by the Board of Directors on August 11, 1995. Incorporated by reference to Exhibit 10.33.1 to the Form 10-Q of the Company for the Quarter Ended July 29,
             1995 filed on September 11, 1995.

    10.21  Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Financing
             Statement dated November 20, 1995, between AnnTaylor Distribution Services, Inc., as Mortgagor, and General Electric Capital Assurance Company, as Mortgagee.
             Incorporated by reference to Exhibit 10.34 to the Form 10-Q of Ann Taylor for the
             Quarter ended October 28, 1995 filed on December 8, 1995.

    10.22  Promissory Note dated November 20, 1995 from Ann Taylor and AnnTaylor Distribution
             Services, Inc., collectively as Borrower, to General Electric Capital Assurance
             Company, as Lender. Incorporated by reference to Exhibit 10.35 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

       21  Subsidiaries of the Company.

       23  Consent of Deloitte & Touche LLP.

       27  Financial Data Schedule.

       99  Unaudited Historical and Pro Forma Combined Financial Statements.