Form 10-Q
period 1996-05-04
TAYLOR ANN STORES CORP
filed 1996-06-18
CIK 874214

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended May 4, 1996

                               OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 1-10738


                  ANNTAYLOR STORES CORPORATION
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


      Delaware                                      13-3499319
- - ---------------------------------   --------------------------------------
(State of other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)



142 West 57th Street, New York, NY                10019
- - ---------------------------------------        --------------
(Address of principal executive offices)         (Zip Code)


                         (212) 541-3300
      ---------------------------------------------------
      (Registrant's telephone number, including area code)


   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes X     No____.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
          Class                             May 31, 1996
          ------                         ------------------
  Common Stock, $.0068 par value             23,087,334




=========================================================================


                       INDEX TO FORM 10-Q






                                                            Page No.
                                                            --------
  PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements

            Condensed Consolidated Statements of Operations
              for the Quarters Ended May 4, 1996
              and April 29, 1995................................. 3

            Condensed Consolidated Balance Sheets at
              May 4, 1996 and February 3, 1996................... 4

            Condensed Consolidated Statements of Cash Flows
              for the Quarters Ended May 4, 1996 and
              April 29, 1995..................................... 5

            Notes to Condensed Consolidated Financial Statements..6

     Item 2.   Management's Discussion and Analysis of
                 Operations......................................10


  PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.................................14


     Item 4.   Submission of Matters to a Vote of Security
                  Holders........................................14

     Item 6.   Exhibits and Reports on Form 8-K..................15


     ===============================================================

                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements



                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Quarters Ended May 4, 1996 and April 29, 1995
                           (unaudited)

                                                     Quarters Ended
                                               ----------------------------
                                               May 4, 1996   April 29, 1995
                                               ------------  ---------------
                                        (in thousands, except per share amounts)

Net sales                                         $184,467       $168,306
Cost of sales                                      101,313         91,355
                                                   -------        -------

Gross profit                                        83,154         76,951

Selling, general and administrative expenses        70,254         62,451
Amortization of goodwill                             2,377          2,377
                                                   -------        -------

Operating income                                    10,523         12,123
Interest expense                                     6,121          4,498
Other (income) expense, net                           (131)            57
                                                   -------        -------
Income before income taxes                           4,533          7,568
Income tax provision                                 2,721          4,077
                                                   -------        -------

  Net income                                      $  1,812       $  3,491
                                                   =======        =======

  Net income per share of common stock            $    .08       $    .15
                                                   =======        =======

  Weighted average number of shares and
   share equivalents outstanding                    23,220         23,499
                                                   =======        =======


   See accompanying notes to condensed consolidated financial statements.

===========================================================================

                  ANNTAYLOR STORES CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
                May 4, 1996 and February 3, 1996


                                          May 4, 1996  Feb. 3,1996
                                          -----------  -----------
                                          (unaudited)

                                               (in thousands)
                             ASSETS
Current assets
   Cash                                      $ 1,296   $  1,283
   Accounts receivable, net                   72,615     70,395
   Merchandise inventories                    98,185    102,685
   Prepaid expenses and other
     current assets                           12,457     12,808
   Prepaid tenancy                             7,974      8,099
   Deferred income taxes                       3,400      3,400
                                             -------    -------
     Total current assets                    195,927    198,670
Property and equipment
   Land and building                           8,923      8,923
   Leasehold improvements                     76,723     73,677
   Furniture and fixtures                    101,502     99,548
   Construction in progress                   11,291     14,190
                                             -------    -------
                                             198,439    196,338
     Less accumulated depreciation
       and amortization                       48,236     42,443
                                             -------    -------
     Net property and equipment              150,203    153,895
Goodwill, net of accumulated amortization
  of $69,102,000 and $66,725,000,
  respectively                               311,148    313,525
Investment in CAT                              5,750      5,438
Deferred financing costs, net of
  accumulated amortization of
   $2,349,000 and $1,960,000,
   respectively                                3,569      3,933
Other assets                                   3,222      3,248
                                             -------    -------
     Total assets                           $669,819   $678,709
                                             =======    =======


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                         $ 40,208   $ 42,909
   Accrued expenses                           31,452     29,018
   Current portion of long-term debt          36,269     40,266
                                             -------    -------
     Total current liabilities               107,929    112,193
Long-term debt                               142,124    232,192
Deferred income taxes                          1,300      1,300
Other liabilities                              7,564      7,336
Commitments and contingencies
Company-Obligated Mandatorily
   Redeemable Convertible
   Preferred Securities of
   AnnTaylor Finance Trust
   Holding Solely Convertible Debentures     83,350        ---
Stockholders' equity
   Common stock, $.0068 par value;
     40,000,000 shares authorized;
     23,131,419 and 23,127,743
     shares issued, respectively                157         157
   Additional paid-in capital               311,336     311,284
   Warrants to acquire 35,707 and
     36,605 shares of
    common stock, respectively                  582         596
   Retained earnings                         15,932      14,120
   Deferred compensation on
     restricted stock                           (25)        (33)
                                            -------     -------
                                            327,982     326,124
   Less treasury stock, 44,085 and
     44,983 shares, respectively,
     at cost                                   (430)       (436)
                                            -------     -------
        Total stockholders' equity          327,552     325,688
                                            -------     -------
        Total liabilities and
          stockholders' equity             $669,819    $678,709
                                            =======     =======

See accompanying notes to condensed consolidated financial statements.

============================================================================


                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Quarters Ended May 4, 1996 and April 29, 1995
                           (unaudited)

                                                  Quarters Ended
                                           ---------------------------
                                           May 4, 1996   April 29, 1995
                                           -----------   --------------
                                                   (in thousands)

Operating activities:
 Net income                                   $  1,812         $ 3,491
 Adjustments to reconcile net income to
   net cash (used by) provided by
   operating activities:
   Equity earnings in CAT                         (312)           (247)
   Provision for loss on accounts receivable       360             122
   Depreciation and amortization                 6,002           3,566
   Amortization of goodwill                      2,377           2,377
   Amortization of deferred financing costs        389             193
   Amortization of deferred compensation             8              26
   Loss on disposal of property and equipment       81             277
   (Increase) decrease in:
     Receivables                                (2,580)         (7,932)
     Merchandise inventories                     4,500         (16,608)
     Prepaid expenses and other current assets     476            (401)
   Increase (decrease) in:
     Accounts payable                           (2,701)          2,778
     Accrued expenses                            2,434           1,274
     Other non-current assets and liabilities,
       net                                         254             312
                                               -------         -------
 Net cash provided by (used by) operating
   activities                                   13,100         (10,772)

Investing activities:
 Purchases of property and equipment            (2,391)        (16,412)
                                               -------         -------
 Net cash used by investing activities          (2,391)        (16,412)
Financing activities:
 Increase in bank overdrafts                       ---           1,385
 (Repayments) borrowings under revolving
   credit agreement                            (90,000)         27,000
 Payments on mortgage                              (65)            ---
 Net proceeds from issuance of Preferred
   Securities                                   83,350             ---
 Exercise of stock options                          44              80
 Net repayments under receivables facility      (4,000)         (1,700)

 Payment of financing costs                        (25)            ---
                                               -------         -------
 Net cash (used by) provided by financing
   activities                                  (10,696)         26,765
                                               -------         -------
Net increase (decrease) in cash                     13            (419)
Cash, beginning of period                        1,283           1,551
                                               -------         -------
Cash, end of period                           $  1,296        $  1,132
                                               =======         =======
Supplemental Disclosures of Cash Flow
 Information:
 Cash paid during the period for interest     $  3,357        $  1,489
                                               =======         =======
 Cash paid during the period for income taxes $    116        $  1,587
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

   The results of operations for the 1996 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

   The  February  3,  1996 condensed consolidated  balance  sheet
amounts   have   been   derived  from  the   previously   audited
consolidated balance sheet of AnnTaylor Stores Corporation.

   Certain fiscal 1995 amounts have been reclassified to conform to the 1996 presentation.

   It is not considered necessary to include detailed footnote information as of May 4, 1996 and April 29, 1995. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 1995 Annual Report to Stockholders.


2. Income Per Share
   ----------------

   Net income per share is calculated by dividing net income by the total of the weighted average number of common shares and common share equivalents outstanding, assuming the exercise of outstanding warrants and the dilutive effect of outstanding stock options, computed in accordance with the treasury stock method. The number of shares used in the calculation was as follows:


                                                Quarters Ended
                                        -----------------------------
                                        May  4, 1996   April  29, 1995

                                                (in thousands)

   Common shares.........................   23,086          23,045
   Warrants..............................       36              57
   Stock options.........................       98             397
                                            ------          ------
                                            23,220          23,499
                                            ======          ======




   Fully diluted income per share, assuming the conversion into common stock of the 8-1/2% Convertible Trust Originated Preferred Securities described below is not presented for the quarter ended May 4, 1996 due to the anti-dilutive effect of the assumed conversion.


3. Long-Term Debt
   ---------------

   The following summarizes long-term debt outstanding at May 4, 1996:

                                       (in thousands)

      Revolving Credit Facility            $11,000
      Term Loan                             24,500
      8-3/4% Notes                         100,000
      Receivables Facility                  36,000
      Mortgage                               6,893
                                           -------
         Total debt                        178,393
      Less current portion                  36,269
                                           -------
         Total long-term debt             $142,124
                                           =======

   On April 25, 1996, the Company completed the sale (the "Initial Sale") of $87,500,000 8-1/2% Convertible Trust Originated Preferred Securities ("Preferred Securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business
trust  (the  "Trust").   On May 17, 1996,  the  Trust  issued  an
additional $13,125,000 of Preferred Securities pursuant to the exercise of an over-allotment option (the "Over-allotment Sale") granted to the Initial Purchasers (as defined herein) under the terms of the Purchase Agreement (the "Purchase Agreement") between the Company and the Initial Purchasers. The Preferred Securities have a liquidation preference of $50 per security ($100,625,000 in the aggregate) and are convertible at the option of the holders thereof into the Company's common stock at a conversion rate of 2.545 shares of common stock for each Preferred Security (equivalent to $19.65 per share of common stock, which represented a 20% premium to the $16.375 closing price of the common stock on the New York Stock Exchange at the date of the execution of the Purchase Agreement). A total of 2,012,500 Preferred Securities were issued, and are convertible into an aggregate of 5,121,812 shares of common stock.

   The sale of the Preferred Securities enabled the Company to pay down $94,000,000 of outstanding borrowings under its revolving credit facility, without reduction of the commitment thereunder. $83,000,000 of outstanding borrowings were paid down during the quarter ended May 4, 1996 with the net proceeds of the Initial Sale and $11,000,000 of outstanding borrowings were paid down on May 20, 1996 with the net proceeds of the Over-allotment Sale.

    The Preferred Securities were sold through Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, CS First Boston Corporation, Donaldson, Lufkin & Jenrette Securities Corporation and Robertson, Stephens & Company, LLC (collectively, the "Initial Purchasers") in the United States and outside the United States in a private placement under Rule 144A and Regulation S, respectively, under the Securities Act of 1933.


4. CAT/Cygne Transaction
   ------------------------
   In Fiscal 1995, the Company purchased approximately 16% of its merchandise directly from Cygne Designs, Inc. ("Cygne") and an additional 38% of its merchandise through the Company's direct sourcing joint venture with Cygne known as CAT. In April 1996, the Company announced that it had entered into an agreement in principle, dated as of April 8, 1996, pursuant to which the Company will purchase from Cygne all the shares of CAT owned by Cygne and the assets of the Ann Taylor Woven Division of Cygne that are used in sourcing merchandise for the Company (the "CAT/Cygne Transaction"). On June 7, 1996 the Company and its wholly owned subsidiary AnnTaylor, Inc. ("Ann Taylor") entered into a definitive purchase agreement with Cygne and its wholly owned subsidiary Cygne Group (F.E.) Limited, providing for the CAT/Cygne Transaction. The purchase price for Cygne's interest in CAT and the Ann Taylor Woven Division assets will consist of shares of common stock of the Company having a market price, based on the price of the Company's common stock for the ten trading days prior to the closing of the transaction, of $36 million (provided that in no event will the Company be required to issue more than 2.5 million shares) and a cash payment in an amount equal to the tangible net book value of the fixed assets (but not to exceed $2,646,000), plus the tangible net book value of the inventory of the Ann Taylor Woven Division, less the amount of certain liabilities of the Division to be assumed by Ann Taylor. The Company will also pay cash in respect of an obligation under an existing employment agreement with CAT. The Company has agreed to register the shares to be issued to Cygne for resale, although Cygne will be subject to certain restrictions on the timing of sales and the amount of shares which can be sold at any one time.

   The Company has received the consent of its lenders to the CAT/Cygne Transaction and CAT has received a written commitment of HongKong and Shanghai Banking Corporation to the continuation of CAT's existing $40 million credit facility.

   The closing of the CAT/Cygne Transaction is subject to various other conditions, including (i) the approval of the transaction by Cygne's stockholders and (ii) the consent and release of liens by certain lenders to Cygne. It is currently anticipated that the transaction will close in August 1996 following approval by Cygne's stockholders. There can be no assurance, however, that the conditions referred to above will be satisfied, that the transaction will be consummated or, if consummated, that it will be consummated within the currently anticipated time frame.



5. Legal Proceedings
   -----------------

  On April 26, 1996, certain alleged stockholders of AnnTaylor Stores Corporation (the "Company"), filed a purported class action lawsuit in the United States District Court Southern District of New York against the Company, Ann Taylor, certain officers and directors of the Company and Ann Taylor, Merrill Lynch & Co. ("Merrill") and certain affiliates of Merrill (Novak
v.  Kasaks,  et.  al.,  No.  96 CIV 3073  (S.D.N.Y.  1996)).   The
complaint  alleges  causes  of action  under  Section  10(b)  and
Section 20(a) of the Securities Exchange Act of 1934, as amended, by alleging that the Company and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of the Company's common stock during the period commencing February 3, 1994 through May 4, 1995 due to false and misleading statements about the Company and Ann Taylor. The complaint seeks, among other things, certification as a class action on behalf of all purchasers of common stock during the period commencing February 3, 1994 through May 4, 1995, the awarding of compensatory damages to the plaintiffs and purported members of the class, the awarding of costs, including pre-judgment post-judgment interest, reasonable attorneys' fees and expert witness fees to the plaintiffs and purported members of the class and equitable and/or injunctive relief. The Company believes that the complaint is without merit and intends to defend the action vigorously.


======================================================================

Item 2.  Management's Discussion and Analysis of Operations

Results of Operations

                                                  Quarters Ended
                                          ---------------------------
                                          May 4, 1996  April 29, 1995
   Number of Stores:
   Open at beginning of period                  306       262
   Opened during period                           4        15
   Expanded during period*                      ---        12
   Closed during period                           3         2
   Open at end of period                        307       275
   Type of Stores Open at End of Period:
      Ann Taylor Stores                         258       240
      Ann Taylor Factory Stores                  23        23
      Ann Taylor Loft stores                     17         6
      Ann Taylor Studio stores                    9         6

   -------------------
   * Expanded stores are excluded from comparable store sales for the first year following expansion.




Quarter Ended May 4, 1996 Compared to Quarter Ended  April  29, 1995
- - --------------------------------------------------------------------

   The Company's net sales in the first quarter of 1996 increased to $184,467,000 from $168,306,000 in the first quarter of 1995, an increase of $16,161,000 or 9.6%. The increase in net sales was attributable to the opening of new stores and the expansion of existing stores, offset by a 6.0% decrease in comparable store sales in the first quarter of 1996. Management believes that the decrease in comparable store sales was due primarily to the Company's reduced inventory position. During the first quarter of 1996, inventories were down approximately 25% on a per square foot basis compared to the same period of the prior fiscal year.

   Gross profit as a percentage of net sales decreased to 45.1% in the first quarter of 1996 from 45.7% in the first quarter of 1995. This decrease was attributable to increased cost of goods sold resulting from lower initial markups and to higher markdowns associated with increased promotional activity.

   Selling, general and administrative expenses represented 38.1% of net sales in the first quarter of 1996, compared to 37.1% of net sales in the first quarter of 1995. The increase is primarily attributable to higher tenancy, store maintenance and store selling costs.

   As a result of the foregoing, the Company had operating income of $10,523,000, or 5.7% of net sales, in the first quarter of 1996, compared to operating income of $12,123,000, or 7.2% of net sales, in the first quarter of 1995. Amortization of goodwill was $2,377,000 in the first quarter of 1996 and $2,377,000 in the first quarter of 1995. Operating income, without giving effect to such amortization in either year, was $12,900,000, or 7.0% of net sales, in the 1996 period and $14,500,000, or 8.6% of net sales, in the 1995 period.

   Interest expense was $6,121,000 in the first quarter of 1996 and $4,498,000 in the first quarter of 1995. The increase in interest expense is attributable to higher interest rates applicable to the Company's debt obligations and higher outstanding indebtedness in 1996.

   The income tax provision was $2,721,000, or 60.0% of income before income taxes, in the first quarter of 1996 compared to $4,077,000, or 53.9% of income before income taxes, in the first quarter of 1995. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $1,812,000, or 1.0% of net sales, for the first quarter of 1996 compared to net income of $3,491,000, or 2.1% of net sales, for the first quarter of 1995.

   AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.

==================================================================


Financial Condition
- - -------------------

   For the first quarter of 1996, net cash provided by operating activities totaled $13,100,000, primarily as a result of net income and non-cash operating expenses. Cash used for investing activities during the first quarter of 1996 amounted to $2,391,000, for the purchase of property and equipment. Cash used by financing activities during the first quarter of 1996 amounted to $10,696,000, primarily as a result of repayments under the revolving credit agreement and the receivables facility, partially offset by net proceeds from the issuance of Preferred Securities.

   Accounts receivable increased to $72,615,000 at May 4, 1996 from $70,395,000 at February 3, 1996, an increase of $2,220,000 or 3.2%. This increase was primarily attributable to Ann Taylor credit card receivables, which increased approximately $1,587,000.

   Merchandise inventories were $98,185,000 at May 4, 1996, compared to inventories of $102,685,000 at February 3, 1996.
Total square footage increased to 1,666,000 square feet at May 4, 1996 from 1,651,000 square feet at February 3, 1996.

   At May 4, 1996, $11,000,000 was outstanding under the revolving credit agreement and $36,000,000 was outstanding under AnnTaylor Funding, Inc.'s receivables facility. Ann Taylor can borrow up to $122,000,000 under the revolving credit agreement and AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the receivables facility, depending upon its accounts receivable balance. The receivables facility matures in January 1997. The Company expects to negotiate an extension of the maturity of this facility.

   On   April  25,  1996,  the  Company  completed  the  sale  of
$87,500,000  of  Preferred Securities  issued  by  its  financing
vehicle, AnnTaylor Finance Trust, a Delaware business trust.   On
May 17, 1996, the Trust issued an additional $13,125,000 of Preferred Securities pursuant to the exercise of an Over-allotment Sale granted to the Initial Purchasers under the terms of  the  Purchase Agreement between the Company and  the  Initial
Purchasers.    The  Preferred  Securities  have   a   liquidation
preference of $50 per security and are convertible at the  option of the holders thereof into  common stock at a conversion rate of
2.545 shares of common stock   for  each  Preferred  Security.
A total of 2,012,500 Preferred Securities were issued, and are convertible into an aggregate of 5,121,812 shares of common stock, representing approximately 22% of the outstanding common
stock as of  May  31, 1996.   The sale of the Preferred Securities
enabled the Company to pay down $94,000,000 of outstanding borrowings under its revolving credit facility, without reduction of the commitment thereunder.

   The Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, totaled $2,391,000 in the first quarter of 1996. The Company now expects to open 11 new Ann Taylor Stores, 4 new Ann Taylor Loft Stores and expand 5 existing Ann Taylor Stores in fiscal 1996. Total capital expenditures for 1996 are expected to be approximately $13,500,000.

   Dividends and distributions from Ann Taylor to the Company are restricted by the Bank Credit Agreement, the Receivables Facility
and  the  Indenture  for the 8-3/4% Notes.   The  payment  of  cash
dividends by the Company on its capital stock is also subject to certain restrictions contained in the Company's guarantee of Ann
Taylor's  obligations  under  the  Bank  Credit  Agreement.   Any
determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.

   Distributions on the Preferred Securities accrue from the date of the original issuance of the Preferred Securities and will be payable at the annual rate of 8-1/2% of the liquidation amount of $50 per Preferred Security. Subject to certain distribution deferral provisions, distributions on the Preferred Securities will be payable quarterly in arrears on each January 15, April 15, July 15 and October 15, commencing July 15, 1996. Payment of distributions on the Preferred Securities by the Trust is dependent upon receipt of payment of interest by the Company on its 8-1/2% Convertible Subordinated Debentures held by the Trust. The Company's ability to make such interest payments is dependent upon its receipt of dividends or other distributions from Ann
Taylor.   As  indicated  above,  the  payment  of  dividends  and
distributions from Ann Taylor to the Company is subject to certain restrictions contained in the Bank Credit Agreement and the Indenture for the 8-3/4% Notes. The Company currently believes that Ann Taylor will be able to make such distributions to the Company in the foreseeable future within the limitations set forth in the Indenture for the 8-3/4% Notes. In addition, provided that Ann Taylor is not then in default under the Bank Credit Agreement at the time of any such distribution, the lenders under the Bank Credit Agreement have consented to quarterly distributions by Ann Taylor to the Company equal to the amount of interest due on the Convertible Subordinated Debentures.

   In order to finance its operations and capital requirements, the Company expects to use internally generated funds, trade credit, and funds available to it under the revolving credit facility and the receivables facility. The Company believes that cash flow from operations and funds available under the revolving credit facility and the receivables facility are sufficient to enable it to meet its ongoing cash needs for the foreseeable future.

=================================================================

                   PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings
         -----------------

  On April 26, 1996, certain alleged stockholders of the Company filed a purported class action lawsuit in the United States District Court Southern District of New York against the Company, Ann Taylor, certain officers and directors of the Company and Ann Taylor, Merrill and certain affiliates of Merrill (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y. 1996)). The
allegations in the complaint are described above in Footnote 5 to the Condensed Consolidated Financial Statements in this filing. The Company believes that the complaint is without merit and intends to defend the action vigorously.



Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

  AnnTaylor   Stores   Corporation's  1995  Annual   Meeting   of
Stockholders was held on June 14, 1996. The following matters were voted upon and approved by the Company's stockholders at the meeting:

1. Ms. Sally Frame Kasaks and Mr. James J. Burke, Jr. were reelected as Class I Directors of the Company, for terms expiring in 1999. 21,604,678 and 21,604,548 shares were voted in favor of, and 266,143 and 266,273 shares were voted against or abstained from voting on the proposal for the re-election of Ms. Kasaks and Mr. Burke, respectively. Mr. Gerald S. Armstrong, Mr. Paul E. Francis and Ms. Hanne M. Merriman continued as Class II Directors, with terms expiring in 1997, and Ms. Rochelle B. Lazarus, Mr. Robert C. Grayson and Mr. J. Patrick Spainhour continued as Class III Directors with terms expiring in 1998.


2. The appointment of Deloitte & Touche LLP as the Company's independent accountants for the 1996 fiscal year was ratified. 21,805,010 shares were voted in favor of, and 65,811 shares were voted against or abstained from voting on, this proposal.




Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a)  Exhibits:

               None


      (b)  Reports on Form 8-K:

               The Company filed a report with the Commission on Form 8-K dated April 8, 1996 announcing the proposed acquisition by the Company of (i) Cygne Designs, Inc.'s ("Cygne") entire interest in the Company's direct sourcing joint venture with Cygne, known as CAT US, Inc. and C.A.T. (Far East) Limited, and (ii) the assets of Cygne's AnnTaylor Woven Division that are used for sourcing merchandise for Ann Taylor.

               The Company filed a report with the Commission on Form 8-K dated May 3, 1996 with respect to a purported class action lawsuit filed in the United States District Court Southern District of New York State filed against the Company, its wholly owned subsidiary Ann Taylor, certain officers and directors of the Company and Ann Taylor, Merrill and certain affiliates of Merrill on April 26, 1996 by certain alleged stockholders of the Company.

               The Company filed a report with the Commission on Form 8-K dated June 10, 1996 with respect to the execution by the Company and Ann Taylor of a definitive purchase agreement with Cygne and its wholly owned subsidiary Cygne Group (F.E.) Limited, providing for the Company's previously announced proposed acquisition of Cygne's interest in the Company's direct sourcing joint venture with Cygne and the assets of the Ann Taylor Woven Division of Cygne that sources merchandise for Ann Taylor.

==================================================================

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor Stores Corporation



Date:      June 18, 1996            By: /s/  J. Patrick Spainhour
     ------------------------           --------------------------
                                        J. Patrick Spainhour
                                        President and Chief
                                         Operating Officer





Date:      June 18, 1996             By: /s/  Walter J. Parks
      ------------------------          ---------------------------
                                        Walter J. Parks
                                        Senior Vice President -
                                         Finance
                                         (Principal Accounting
                                         Officer)