Form 10-Q
period 1996-08-03
TAYLOR ANN STORES CORP
filed 1996-09-16
CIK 874214

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 3, 1996

                               OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 Commission file number 1-10738

                  ANNTAYLOR STORES CORPORATION
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                               13-3499319
- - ------------------------------     -------------------------------------
(State of other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)


  142 West 57th Street, New York, NY                 10019
- - ----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)


                              (212) 541-3300
           ---------------------------------------------------
           (Registrant's telephone number, including area code)


   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes X     No ____.


   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
          Class                           August 31, 1996
  -----------------------------          -----------------
  Common Stock, $.0068 par value             23,108,417



=====================================================================



                       INDEX TO FORM 10-Q






                                                                    Page No.
                                                                    -------
  PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements
            Condensed Consolidated Statements of Operations
              for the Quarters and Six Months Ended
              August 3, 1996 and July 29, 1995........................  3
            Condensed Consolidated Balance Sheets at
              August 3, 1996 and February 3, 1996.....................  4
            Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended August 3, 1996 and
              July 29, 1995...........................................  5
            Notes to Condensed Consolidated Financial Statements......  6

     Item 2.   Management's Discussion and Analysis of Operations..... 10

  PART II.  OTHER INFORMATION
     Item 4.   Submission of Matters to a Vote of Security Holders.... 16

     Item 6.   Exhibits and Reports on Form 8-K....................... 16


=============================================================================

                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


                  ANN TAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Six Months Ended August 3, 1996 and July 29, 1995
                           (unaudited)



                                      Quarters Ended         Six Months Ended
                                  ---------------------    -------------------
                                  August 3,    July 29,    August 3,  July 29,
                                     1996        1995         1996      1995
                                  ---------    --------    ---------  --------
                                      (in thousands except per share amounts)

Net sales                          $187,862    $183,695     $372,329  $352,001
Cost of sales                       107,115     114,869      208,428   206,224
                                    -------     -------      -------   -------

Gross profit                         80,747      68,826      163,901   145,777
Selling, general and
  administrative expenses            70,029      67,233      140,283   129,684
Amortization of goodwill              2,376       2,376        4,753     4,753
                                    -------     -------      -------   -------

Operating income (loss)               8,342        (783)      18,865    11,340
Interest expense                      6,210       4,468       12,331     8,966
Other income, net                      (293)       (231)        (424)     (174)
                                    -------     -------      --------  -------

Income (loss) before income taxes     2,425      (5,020)       6,958     2,548
Income tax provision (benefit)        1,798      (1,211)       4,519     2,866
                                    -------     -------      -------   -------

   Net income (loss)               $    627     $(3,809)    $  2,439  $   (318)
                                    =======      ======      =======   =======

      Net income (loss) per share  $    .03     $  (.16)    $    .11   $  (.01)
                                    =======      ======      =======   =======

Weighted average shares and
  share equivalents outstanding      23,237      23,225       23,226    23,337
                                    =======     =======      =======   =======



   See accompanying notes to condensed consolidated financial statements.

===============================================================================

                  ANNTAYLOR STORES CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
               August 3, 1996 and February 3, 1996



                                           August 3, 1996      February 3,1996
                                           --------------      ---------------
                                            (unaudited)

                                                    (in thousands)
                             ASSETS
Current assets
   Cash                                        $ 1,287             $ 1,283
   Accounts receivable, net                     64,112              70,395
   Merchandise inventories                      99,231             102,685
   Prepaid expenses and other current assets    12,473              12,808
   Prepaid tenancy                               9,075               8,099
   Deferred income taxes                         3,400               3,400
                                               -------             -------
     Total current assets                      189,578             198,670
Property and equipment
   Land and building                             8,983               8,923
   Leasehold improvements                       78,055              73,677
   Furniture and fixtures                      109,513              99,548
   Construction in progress                      3,807              14,190
                                               -------             -------
                                               200,358             196,338
     Less accumulated depreciation and
       amortization                             53,981              42,443
                                               -------             -------
     Net property and equipment                146,377             153,895
Goodwill, net of accumulated amortization
  of $71,478,000 and $66,725,000,
  respectively                                 308,772             313,525
Investment in CAT                                6,198               5,438
Deferred financing costs, net of accumulated
  amortization of $2,740,000 and
  $1,960,000, respectively                       3,216               3,933
Other assets                                     3,172               3,248
                                               -------             -------

     Total assets                             $657,313            $678,709
                                               =======             =======


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                           $ 36,112            $ 42,909
   Accrued expenses                             26,323              29,018
   Current portion of long-term debt            26,276              40,266
                                               -------             -------
     Total current liabilities                  88,711             112,193
Long-term debt                                 135,051             232,192
Deferred income taxes                            1,300               1,300
Other liabilities                                7,968               7,336
Commitments and contingencies
Company-Obligated Mandatorily Redeemable
   Convertible Preferred Securities of
   AnnTaylor Finance Trust
     Holding Solely Convertible Debentures      96,042                ---
Stockholders' equity
   Common stock, $.0068 par value;
     40,000,000 shares authorized;
     23,139,977 and 23,127,743 shares
     issued, respectively                          157                157
   Additional paid-in capital                  311,563            311,284
   Warrants to acquire 23,182 and
     36,605 shares of common stock,
     respectively                                  378                596
   Retained earnings                            16,502             14,120
   Deferred compensation on restricted stock       (17)               (33)
                                               -------            -------
                                               328,583            326,124

   Less treasury stock, 31,560 and 44,983
     shares, respectively, at cost                (342)              (436)
                                               -------            -------
        Total stockholders' equity             328,241            325,688
                                               -------            -------
        Total liabilities and stockholders'
          equity                             $657,313            $678,709
                                              =======             =======

   See accompanying notes to condensed consolidated financial statements.

=============================================================================

                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Six Months Ended August 3, 1996 and July 29, 1995
                           (unaudited)


                                                    Six Months Ended
                                             ------------------------------
                                             August 3, 1996     July 29,1995
                                             --------------     ------------

                                                     (in thousands)

Operating activities:
 Net income (loss)                              $  2,439          $   (318)
 Adjustments to reconcile net income
   (loss) to net cash provided by
   (used by) operating activities:
   Equity earnings in CAT                           (760)             (644)
   Provision for loss on accounts receivable         835               457
   Depreciation and amortization                  12,358             9,139
   Amortization of goodwill                        4,753             4,753
   Amortization of deferred financing costs          780               385
   Amortization of deferred compensation              16                52
   Loss on disposal of property and equipment        220               401
   (Increase) decrease in:
     Receivables                                   5,448           (11,619)
     Merchandise inventories                       3,454            (5,706)
     Prepaid expenses and other current assets      (641)           (6,346)
   Increase (decrease) in:
     Accounts payable                             (6,797)            8,800
     Accrued expenses                             (2,695)           (5,912)
     Other non-current assets and
       liabilities, net                              707               864
                                                  ------            ------
 Net cash provided by (used by) operating
   activities                                     20,117            (5,694)
Investing activities:
 Purchases of property and equipment              (5,059)          (43,319)
                                                  ------            ------
 Net cash used by investing activities            (5,059)          (43,319)
Financing activities:
 Net (repayments) borrowings under revolving
   credit agreement                              (97,000)           45,000
 Payments on mortgage                               (131)              ---
 Net proceeds from issuance of Preferred
   Securities                                     95,985               ---
 Exercise of stock options                           155               282
 Net (repayments) borrowings under
   receivables facility                          (14,000)            4,000
 Payment of financing costs                          (63)              ---
                                                 -------            ------
 Net cash (used by) provided by financing
   activities                                    (15,054)           49,282
Net increase in cash                                   4               269
Cash, beginning of period                          1,283             1,551
                                                 -------            ------
Cash, end of period                              $ 1,287           $ 1,820
                                                 =======           =======

Supplemental Disclosures of Cash Flow
 Information:
 Cash paid during the period for interest        $11,395           $ 8,035
                                                 =======           =======
 Cash paid during the period for income taxes    $ 3,405           $ 5,915
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

                           Quarters Ended      Six Months Ended
                         -------------------  ------------------
                         August 3,  July 29,  August 3,  July 29,
                           1996       1995       1996      1995
                         --------   --------  --------   -------
                                         (in thousands)

   Common shares            23,097    23,057    23,091    23,051
   Warrants                     32        52        34        54
   Stock options               108       116       101       232
                            ------    ------    ------    ------
                            23,237    23,225    23,226    23,337
                            ======    ======    ======    ======

=============================================================================

   Fully diluted income per share, assuming the conversion into common stock of the 8-1/2% Convertible Trust Originated Preferred Securities described below, is not presented for the quarter and six months ended August 3, 1996 due to the anti-dilutive effect of the assumed conversion.


3. Long-Term Debt
   --------------

   The  following summarizes long-term debt outstanding at August
3, 1996:

                                         (in thousands)

      Revolving Credit Facility..........   $  4,000
      Term Loan..........................     24,500
      8-3/4% Notes.......................    100,000
      Receivables Facility...............     26,000
      Mortgage...........................      6,827
                                             -------
         Total debt......................    161,327
      Less current portion...............     26,276
                                             -------
         Total long-term debt............   $135,051
                                             ========


   On April 25, 1996, the Company completed the sale (the "Initial Sale"), in a private placement, of $87,500,000 8-1/2% Convertible Trust Originated Preferred Securities ("Preferred Securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). On May 17, 1996, the Trust, a wholly-owned subsidiary of the Company, issued an additional $13,125,000 of Preferred Securities pursuant to the exercise of an over-allotment option (the "Over-allotment Sale") granted to the placement agents in connection with the Initial Sale. The Preferred Securities have a liquidation preference of
$50   per  security  ($100,625,000  in  the  aggregate)  and  are convertible at the option of the holders thereof into the Company's common stock at a conversion rate of 2.545 shares of common stock for each Preferred Security (equivalent to $19.65 per share of common stock, which represented a 20% premium to the $16.375 closing price of the common stock on the New York Stock Exchange at the date of the execution of the purchase agreement
relating  to  the  sale of the Preferred Securities).   The  sole
assets   of   the  Trust  are  $103,700,000 of 8-1/2%  Convertible
Subordinated Debentures of the Company maturing on April 15, 2016. A total of 2,012,500 Preferred Securities were issued, and are convertible into an aggregate of 5,121,812 shares of common stock.

   The  sale  of the Preferred Securities enabled the Company  to
pay   down  $94,000,000  of  outstanding  borrowings  under   its
revolving credit facility, without reduction of the commitment thereunder.

=============================================================================

4. CAT/Cygne Transaction
   ----------------------

   In Fiscal 1995, the Company purchased approximately 16% of its merchandise directly from Cygne Designs, Inc. ("Cygne") and an additional 38% of its merchandise through the Company's direct sourcing joint venture with Cygne known as CAT. In April 1996, the Company announced that it had entered into an agreement in principle, dated as of April 8, 1996, pursuant to which the Company will purchase from Cygne all the shares of CAT owned by Cygne and the assets of the Ann Taylor Woven Division of Cygne that are used in sourcing merchandise for the Company (the "CAT/Cygne Transaction"). On June 7, 1996 the Company and its wholly owned subsidiary AnnTaylor, Inc. ("Ann Taylor") entered into a definitive purchase agreement (the "Purchase Agreement") with Cygne and its wholly owned subsidiary Cygne Group (F.E.) Limited, providing for the CAT/Cygne Transaction. The Purchase Agreement was amended by the parties on August 27, 1996.

   Pursuant to the Purchase Agreement, as amended, the purchase price for Cygne's interest in CAT and the Ann Taylor Woven Division assets will consist of (i) shares of common stock of the Company having an aggregate value, based on the market price of the Company's common stock for the ten trading days prior to the closing of the transaction, of $36,000,000 (provided that the Company will not be required to issue more than 2.5 million shares, unless the aggregate value of 2.5 million shares at closing is less than $32,500,000, in which case the Company will issue shares of common stock having an aggregate value of $32,500,000, but not more than 3.0 million shares); and (ii) cash in an amount equal to the tangible net book value of the fixed assets (but not to exceed $2,646,000), plus the tangible net book value of the inventory of the Ann Taylor Woven Division, less the amount of certain liabilities of the Division to be assumed by Ann Taylor. At Ann Taylor's option, it may deliver cash in lieu of some or all of any shares issuable in excess of 2.5 million shares. The Company will also pay cash in respect of an obligation under an existing employment agreement with CAT. The Company has agreed to register the shares to be issued to Cygne for resale, although Cygne is subject to certain restrictions on the timing of sales and the amount of shares which can be sold at any one time.

   The Purchase Agreement, as amended, provides that Cygne may terminate the agreement if the aggregate value of the Company's common stock to be issued at closing, including any additional shares issuable or additional cash payable under the amendment, is less than $32,500,000, and that either party may terminate the agreement if the closing has not occurred by September 30, 1996.

   The Company received the consent of its lenders to the transaction contemplated by the original Purchase Agreement, and is currently seeking lender approval of the amendment to the Purchase Agreement. CAT has received a written commitment for the continuation of CAT's existing $40,000,000 credit facility.

=============================================================================

   The closing of the CAT/Cygne Transaction is subject to various conditions, including (i) the approval of the transaction by Cygne's stockholders and (ii) the consent and release of liens by certain lenders to Cygne. It is currently anticipated that the transaction will close in September 1996 following approval by Cygne's stockholders. There can be no assurance, however, that the conditions referred to above will be satisfied, that the transaction will be consummated or, if consummated, that it will be consummated within the currently anticipated time frame.



=============================================================================

Item 2. Management's Discussion and Analysis of Operations
        ---------------------------------------------------


Results of Operations
- - ---------------------

                                      Quarters Ended    Six Months Ended
                                    -----------------  ------------------
                                    August 3, July 29, August 3, July 29,
                                      1996      1995      1996     1995
                                    --------- --------  --------  -------

Number of Stores:
Open  at beginning of period........   307       275       306      262
Opened during period................     1        14         5       29
Expanded during period*.............     1         5         1       17
Closed during period................     2       ---         5        2
Open at end of period...............   306       289       306      289
Type of Stores Open at End of Period:
   AnnTaylor Stores.................                       257      247
   AnnTaylor Factory Stores.........                        23       23
   AnnTaylor Loft stores............                        17       11
   AnnTaylor Studio stores..........                         9        8


- - --------------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.




Quarter Ended August 3, 1996 Compared to Quarter Ended July  29, 1995
- - ----------------------------------------------------------------------

   The Company's net sales in the second quarter of 1996 increased to $187,862,000 from $183,695,000 in the second quarter of 1995, an increase of $4,167,000 or 2.3%. The increase in net sales was primarily attributable to the 24 new stores opened and the 14 existing stores expanded since the end of the second quarter of 1995, partially offset by the closing of 7 stores since the end of the second quarter of 1995 and by an 8.7% decrease in comparable store sales in the second quarter of 1996. Management believes that the decrease in comparable store sales was due primarily to the Company's lower inventory position during the period; during the second quarter of 1996, inventories were on average approximately 20% lower on a per square foot basis compared to the same period of the prior fiscal year.

   Gross profit as a percentage of net sales increased to 43.0% in the second quarter of 1996 from 37.5% in the second quarter of 1995. This increase was attributable to decreased cost of goods sold as a percentage of net sales, primarily resulting from lower markdowns.


=============================================================================

   Selling, general and administrative expenses were $70,029,000, or 37.3% of net sales in the second quarter of 1996, compared to $67,233,000, or 36.6% of net sales in the second quarter of 1995. The increase in expense was primarily attributable to increased retail square footage, which at quarter end was 15.6% higher than at the end of the second quarter of 1995. The operating expense rate as a percentage of sales increased primarily as a result of decreased leverage on fixed expenses as a result of negative comparable store sales, and higher expense rates in new retail square footage, partially offset by increased productivity in selling expenses and the suspension of our mail order catalog.


   As a result of the foregoing, the Company had operating income of $8,342,000, or 4.4% of net sales, in the second quarter of 1996, compared to an operating loss of $783,000, or (0.4)% of net sales, in the second quarter of 1995. Amortization of goodwill was $2,376,000 in the second quarter of both 1996 and 1995. Operating income, without giving effect to such amortization in either year, was $10,718,000, or 5.7% of net sales, in the 1996 period and $1,593,000, or 0.9% of net sales, in the 1995 period.

   Interest expense was $6,210,000 in the second quarter of 1996 and $4,468,000 in the second quarter of 1995. The increase in interest expense is attributable to higher interest rates applicable to the Company's debt obligations and higher outstanding indebtedness in 1996.

   The income tax provision was $1,798,000, or 74.1% of income before income taxes, in the second quarter of 1996 compared to an income tax benefit of $1,211,000 or 24.1% of loss before income taxes in the second quarter of 1995. The effective income tax rate for both periods differed from the statutory rate primarily as a result of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $627,000, or 0.3% of net sales, for the second quarter of 1996 compared to a net loss of $3,809,000, or (2.1)% of net sales, for the second quarter of 1995.

   AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.

=============================================================================

Six Months Ended August 3, 1996 Compared to Six Months Ended July 29, 1995
- - --------------------------------------------------------------------------

   The Company's net sales in the first six months of 1996 increased to $372,329,000 from $352,001,000 in the first six months of 1995, an increase of $20,328,000 or 5.8%. The increase in net sales was primarily attributable to the 24 new stores opened and the 14 existing stores expanded since the end of the second quarter of 1995, partially offset by the closing of 7 stores since the end of the second quarter of 1995 and by a 7.4% decrease in comparable store sales in the first half of 1996. Management believes that the decrease in comparable store sales was due primarily to the Company's lower inventory position during the period; during the first half of 1996, inventories were on average approximately 24% lower on a per square foot basis compared to the same period of the prior fiscal year.

   Gross profit as a percentage of net sales increased to 44.0% in the first six months of 1996 from 41.4% in the first six months of 1995. This increase was attributable to the decreased cost of goods sold as a percentage of net sales, primarily resulting from lower markdowns.

   Selling,    general   and   administrative    expenses    were
$140,283,000, or 37.7% of net sales in the first six months of 1996, compared to $129,684,000, or 36.8% of net sales in the first six months of 1995. The increase in expense was primarily attributable to increased retail square footage, which at quarter end was 15.6% higher than at the end of the second quarter of
1995.   The  operating  expense rate as  a  percentage  of  sales
increased primarily as a result of decreased leverage on fixed expenses as a result of negative comparable store sales, and higher expense rates in new retail square footage, partially offset by increased productivity in selling expenses and the suspension of our mail order catalog.

   As a result of the foregoing, operating income increased to $18,865,000, or 5.1% of net sales, in the first six months of 1996, from $11,340,000, or 3.2% of net sales, in the first six months of 1995. Amortization of goodwill was $4,753,000 in the first six months of 1996 and 1995. Operating income, without giving effect to such amortization in either year, was
$23,618,000, or 6.3% of net sales, in the 1996 period and $16,093,000, or 4.6% of net sales, in the 1995 period.

   Interest expense was $12,331,000 in the first six months of 1996 and $8,966,000 in the first six months of 1995. The increase in interest expense is primarily attributable to higher interest rates applicable to the Company's debt obligations and higher outstanding indebtedness in 1996.


=============================================================================

   The income tax provision was $4,519,000, or 64.9% of income before income taxes in the 1996 period, compared to $2,866,000, or 112.5% of income before income taxes in the 1995 period. The effective income tax rate for both periods was higher than the statutory rate primarily as a result of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $2,439,000 or 0.7% of net sales for the first six months of 1996 compared to a net loss of $318,000 or (0.1)% of net sales for the first six months of 1995.


Financial Condition
- - -------------------

   For the first six months of 1996, net cash provided by operating activities totaled $20,117,000, primarily as a result of net income and non-cash operating expenses. Cash used for investing activities during the first six months of 1996 amounted to $5,059,000, for the purchase of property and equipment. Cash used by financing activities during the first six months of 1996 amounted to $15,054,000, primarily as a result of repayments of amounts outstanding under the revolving credit agreement and the receivables facility, partially offset by net proceeds from the issuance of Preferred Securities.

   Accounts receivable decreased to $64,112,000 at August 3, 1996 from $70,395,000 at February 3, 1996, a decrease of $6,283,000 or
8.9%. This decrease was primarily attributable to lower construction allowance receivables outstanding, which decreased $4,187,000, and Ann Taylor credit card receivables which decreased approximately $3,523,000.

   Merchandise inventories were $99,231,000 at August 3, 1996, compared to inventories of $102,685,000 at February 3, 1996.
Total square footage increased to 1,667,000 square feet at August
3, 1996 from 1,651,000 square feet at February 3, 1996.

   At August 3, 1996, borrowings of $4,000,000 were outstanding under the revolving credit agreement and $26,000,000 were outstanding under AnnTaylor Funding, Inc.'s receivables facility. Ann Taylor can borrow up to $122,000,000 under the revolving credit agreement and AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the receivables facility, depending upon its accounts receivable balance. The receivables facility matures in January 1997. The Company expects to negotiate an extension of the maturity of this facility.

=============================================================================

   On April 25, 1996, the Company completed the sale of $87,500,000 of Preferred Securities issued by its financing vehicle, AnnTaylor Finance Trust. On May 17, 1996, the Trust issued an additional $13,125,000 of Preferred Securities pursuant to the exercise of an over-allotment option granted to the
placement  agents  in  connection with  the  Initial  Sale.   The
Preferred Securities have a liquidation preference of $50 per security and are convertible at the option of the holders thereof into common stock at a conversion rate of 2.545 shares of common stock for each Preferred Security. A total of 2,012,500 Preferred Securities were issued, and are convertible into an aggregate of 5,121,812 shares of common stock, representing approximately 22% of the outstanding common stock as of May 31, 1996. The sale of the Preferred Securities enabled the Company to pay down $94,000,000 of outstanding borrowings under its revolving credit facility, without reduction of the commitment thereunder.

   The Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, totaled $5,059,000 in the first six months of 1996. The Company now expects to open a total of nine new Ann Taylor Stores, one Ann Taylor Loft Store and one Ann Taylor Factory Store and to expand seven existing Ann Taylor Stores, in fiscal 1996. Total capital expenditures for 1996, including capital expenditures for this store expansion program, are expected to be approximately $16,000,000.

   Dividends and distributions from Ann Taylor to the Company are restricted by the Bank Credit Agreement, the Receivables Facility
and the Indenture for the 8-3/4% Notes (the  "Indenture").   The
payment of cash dividends by the Company on its capital stock is also subject to certain restrictions contained in the Company's guarantee of Ann Taylor's obligations under the Bank Credit Agreement. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.

   Distributions on the Preferred Securities accrue from the date of the original issuance of the Preferred Securities and are payable at the annual rate of 8-1/2% of the liquidation amount of $50 per Preferred Security. Subject to certain distribution deferral provisions, distributions on the Preferred Securities are payable quarterly in arrears on each January 15, April 15,
July  15  and October 15, commencing July 15, 1996.   Payment  of
distributions on the Preferred Securities by the Trust is dependent upon receipt of payment of interest by the Company on its 8-1/2% Convertible Subordinated Debentures held by the Trust. The Company's ability to make such interest payments is dependent upon its receipt of dividends or other distributions from Ann
Taylor.   As  indicated  above,  the  payment  of  dividends  and
distributions from Ann Taylor to the Company is subject to certain restrictions contained in the Bank Credit Agreement and the Indenture. The Company currently believes that Ann Taylor


=============================================================================
will  be  able to make such distributions to the Company  in  the foreseeable  future  within  the limitations  set  forth  in  the
Indenture.  In addition, provided that Ann Taylor is not then  in default  under the Bank Credit Agreement at the time of any  such distribution,  the lenders under the Bank Credit  Agreement  have consented to quarterly distributions by Ann Taylor to the Company
equal   to   the  amount  of  interest  due  on  the  Convertible
Subordinated Debentures.

   In order to finance its operations and capital requirements, the Company expects to use internally generated funds, trade credit, and funds available under the revolving credit facility and the receivables facility. The Company believes that cash flow from operations and funds available under the revolving credit facility and the receivables facility are sufficient to enable it to meet its ongoing cash needs for the foreseeable future.

=============================================================================

                   PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

   As reported in the Company's Quarterly Report on Form 10Q for the fiscal quarter ended May 4, 1996, at the Company's Annual Stockholders Meeting held on June 14, 1996, Ms. Sally Frame Kasaks and Mr. James J. Burke, Jr. were reelected as Class I Directors of the Company, for terms expiring in 1999, and the appointment of Deloitte & Touche llp as the Company's independent accountants for the 1996 fiscal year was ratified by the Company's stockholders. On August 23, 1996, the Company announced that Sally Frame Kasaks had resigned her positions as Officer and Director of the Company and its subsidiaries.

   A Special Meeting of the Company's stockholders was held on August 15, 1996 to approve and ratify the financing transaction
pursuant to which the $100,625,000 8-1/2%  Convertible   Trust
Originated Preferred Securities were issued (the "Financing Transaction"). At the Special Meeting, 15,200,945 shares were voted in favor of approval and ratification of the Financing Transaction, 95,914 shares were voted against and 66,747 shares abstained from voting on the transaction. Accordingly, the
Financing Transaction was approved and ratified by the stockholders of the Company.



Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
      (a)  Exhibits:

              10.1 Second Amendment to the Amended and Restated Credit Agreement, dated as of April 9, 1996 among AnnTaylor, Bank of America National Trust and Savings Association and Fleet Bank, National Association, as Co-Agents, the
                    financial institutions from time to time party thereto, BA Securities Inc. as Arranger, and Bank of America as Agent.

              10.2 Amendment No. 1 to the Amended and Restated Declaration of Trust of AnnTaylor Finance Trust, dated as of August 27, 1996, between AnnTaylor Stores Corporation and Bank of New York, as Trustee.

=============================================================================

      (b)  Reports on Form 8-K:

              The Company filed a report with the Commission on Form 8-K dated June 10, 1996 with respect to the execution by the Company and Ann Taylor of a definitive purchase agreement with Cygne and its wholly owned subsidiary Cygne Group (F.E) Limited, providing for the Company's previously announced proposed acquisition of Cygne's interest in the Company's direct sourcing joint venture with Cygne and the assets of the Ann Taylor Woven Division of Cygne that sources merchandise for Ann Taylor.

              The Company filed a report with the Commission on Form 8-K dated June 21, 1996 which provided combined Financial Statements of CAT US, Inc. and C.A.T. (Far East) Limited and subsidiary and the AnnTaylor Woven Division of Cygne as of February 3, 1996 and January 28, 1995 and for the two years ended February 3, 1996, and ATSC and acquired companies unaudited Historical and Proforma combined Financial Statements as of May 4, 1996 and for the quarter then ended.

              The Company filed a report with the Commission on Form 8-K dated August 29, 1996 with respect to (i) the resignation of Sally Frame Kasaks as the Company's Chairman and Chief Executive Officer and the
              promotion of J. Patrick Spainhour from President and Chief Operating Officer to Chairman and Chief Executive Officer, (ii) the amendment of the Stock and Asset Purchase Agreement among AnnTaylor Stores Corporation, AnnTaylor, Inc., Cygne Designs, Inc.
              and   Cygne   Group  (F.E.)  Limited,   and   (iii)
              preliminary    unaudited   pro   forma    financial
              information for the Company, CAT U.S., Inc., C.A.T. (Far East) Limited and the AnnTaylor Woven Division of Cygne on a combined basis for the six months ended August 3, 1996.

=============================================================================

                           SIGNATURES
                           ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor Stores Corporation


Date: September 16, 1996           By: /s/  Paul E. Francis
      --------------------             -----------------------------
                                       Paul E. Francis
                                          Executive Vice President -
                                          Finance and Administration
                                          (Chief Financial Officer)



Date: September 16, 1996           By: /s/  Walter J. Parks
      --------------------             ------------------------------
                                       Walter J. Parks
                                          Senior Vice President - Finance
                                          (Principal Accounting Officer)