Form 10-Q
period 1996-11-02
TAYLOR ANN STORES CORP
filed 1996-12-17
CIK 874214

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 2, 1996

                               OR


  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
  SECURITIES EXCHANGE ACT OF 1934


                 Commission file number 1-10738



                  ANNTAYLOR STORES CORPORATION
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)



      Delaware                                   13-3499319
------------------------------     --------------------------------------
(State of other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)



   142 West 57th Street, New York, NY                 10019
-----------------------------------------          ----------
(Address of principal executive offices)           (Zip Code)



                         (212) 541-3300
      ---------------------------------------------------
      (Registrant's telephone number, including area code)


   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X .    No      .
                          ---        -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                                         Outstanding as of
          Class                          November 29, 1996
         -------                         -----------------
  Common Stock, $.0068 par value             25,482,930



=============================================================================

                       INDEX TO FORM 10-Q






                                                                      Page No.
  PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements

            Condensed Consolidated Statements of Operations
              for the Quarters and Nine Months Ended
              November 2, 1996 and October 28, 1995.....................  3

            Condensed Consolidated Balance Sheets at
              November 2, 1996 and February 3, 1996.....................  4

            Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended November 2, 1996 and
              October 28, 1995..........................................  5

            Notes to Condensed Consolidated Financial Statements........  6


     Item 2.   Management's Discussion and Analysis of Operations....... 11



  PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders...... 18

     Item 6.   Exhibits and Reports on Form 8-K......................... 18





=============================================================================

                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

                  ANN TAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Nine Months Ended November 2, 1996 and October 28,
                              1995
                           (unaudited)



                                   Quarters Ended         Nine Months Ended

                                      Nov. 2,    Oct. 28,    Nov. 2,   Oct. 28,
                                        1996       1995        1996      1995
                                      --------   --------   ---------  -------

                                      (in thousands except per share amounts)

Net sales...........................  $212,670   $178,500   $584,999  $530,501
Cost of sales.......................   115,580     98,362    324,008   304,586
                                       -------    -------    -------   -------

Gross profit........................    97,090     80,138    260,991   225,915
Selling, general and administrative
  expenses..........................    75,838     69,074    216,121   198,758
Employment contract separation
  expense...........................     3,500        ---      3,500       ---
Amortization of goodwill............     2,578      2,377      7,331     7,130
                                       -------    -------    -------   -------

Operating income....................    15,174      8,687     34,039    20,027
Interest expense....................     6,345      5,402     18,676    14,368
Other expense, net..................       898        374        474       200
                                       -------    -------    -------   -------
Income before income taxes..........     7,931      2,911     14,889     5,459
Income tax provision................     4,669      2,225      9,188     5,091
                                       -------    -------    -------   -------

   Net income.......................  $  3,262   $    686   $  5,701  $    368
                                       =======    =======    =======   =======

      Net income per share..........  $    .13   $    .03   $    .24  $    .02
                                       =======    =======    =======   =======
Weighted average number of
     shares and share
     equivalents outstanding........    24,334     23,195     23,597    23,244
                                       =======    =======    =======   =======



   See accompanying notes to condensed consolidated financial statements.



   ========================================================================

                  ANNTAYLOR STORES CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
              November 2, 1996 and February 3, 1996


                                                     November 2,   February 3,
                                                         1996         1996
                                                     ----------    ----------
                                                     (unaudited)

                                                           (in thousands)
                             ASSETS
Current assets
   Cash.............................................   $  2,421      $  1,283
   Accounts receivable, net.........................     70,521        70,395
   Merchandise inventories..........................    127,952       102,685
   Prepaid expenses and other current assets........      9,687        12,808
   Prepaid tenancy..................................      7,748         8,099
   Deferred income taxes............................      4,400         3,400
                                                        -------       -------
     Total current assets...........................    222,729       198,670

Property and equipment
   Land and building................................      8,983         8,923
   Leasehold improvements...........................     78,426        73,677
   Furniture and fixtures...........................    114,722        99,548
   Construction in progress.........................      4,383        14,190
                                                        -------       -------
                                                        206,514       196,338
   Less accumulated depreciation and amortization...     59,850        42,443
                                                        -------       -------
     Net property and equipment.....................    146,664       153,895

Goodwill, net of accumulated amortization of $74,056
   and $66,725, respectively........................    340,927       313,525
Deferred financing costs, net of accumulated
   amortization of $3,158 and $1,960, respectively..      3,117         3,933
Other assets........................................      3,785         8,686
                                                        -------       -------
     Total assets...................................   $717,222      $678,709
                                                        =======       =======


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable.................................   $ 39,394      $ 42,909
   Accrued expenses.................................     38,333        29,018
   Current portion of long-term debt................        281        40,266
                                                        -------       -------

     Total current liabilities......................     78,008       112,193

Long-term debt......................................    163,979       232,192
Deferred income taxes...............................      3,500         1,300
Other liabilities...................................      8,120         7,336

Commitments and contingencies

Company-Obligated Mandatorily Redeemable Convertible
   Preferred Securities of Subsidiary, AnnTaylor
   Finance Trust, Holding Solely Convertible
   Debentures of the Company........................     96,100           ---

Stockholders' equity
   Common stock, $.0068 par value; 40,000,000
     shares authorized; 25,494,122 and 23,127,743
     shares issued, respectively....................        173           157
   Additional paid-in capital                           347,798       311,284
   Warrants to acquire 2,814 and 36,605 shares of
    common stock, respectively......................         46           596
   Retained earnings................................     19,706        14,120
   Deferred compensation on restricted stock........         (8)          (33)
                                                        -------       -------
                                                        367,715       326,124
   Less treasury stock, 11,192 and 44,983 shares,
     respectively, at cost..........................       (200)         (436)
                                                        -------       -------
        Total stockholders' equity..................    367,515       325,688
                                                        -------       -------
        Total liabilities and stockholders' equity..   $717,222      $678,709
                                                        =======       =======


   See accompanying notes to condensed consolidated financial statements.


==============================================================================

                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Nine Months Ended November 2, 1996 and October 28, 1995
                           (unaudited)

                                                            Nine Months Ended
                                                            ------------------
                                                            Nov. 2,   Oct. 28,
                                                              1996      1995
                                                            -------   --------
                                                             (in thousands)
Operating activities:
 Net income.............................................. $  5,701    $   368
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Employment contract separation expense................    3,500        ---
   Equity earnings in CAT................................   (1,043)    (1,064)
   Provision for loss on accounts receivable.............    1,315        866
   Depreciation and amortization.........................   19,232     14,008
   Amortization of goodwill..............................    7,331      7,130
   Amortization of deferred financing costs..............    1,198        624
   Amortization of deferred compensation.................       25         78
   Deferred income taxes.................................    3,200      1,200
   Loss on disposal of property and equipment............      641        947
   Change in assets and liabilities net of effects from
     purchase of ATGS:
     (Increase) decrease in:
       Receivables.......................................   (1,441)   (13,444)
       Merchandise inventories...........................  (19,731)   (27,261)
       Prepaid expenses and other current assets.........    1,472     (6,621)
     Increase (decrease) in:
       Accounts payable..................................   (3,515)    25,372
       Accrued expenses..................................    5,576     (2,071)
       Other non-current assets and liabilities, net.....      208      1,331
                                                           -------    -------
 Net cash provided by operating activities...............   23,669      1,463
                                                           -------    -------
Investing activities:
 Purchases of property and equipment.....................   (9,795)   (68,994)
 Purchase of ATGS........................................     (356)       ---
                                                           -------    -------
 Net cash used by investing activities...................  (10,151)   (68,994)
                                                           -------    -------
Financing activities:
 Net borrowings (repayments) under revolving
   credit agreement......................................  (94,000)    39,000
 Payments on mortgage....................................     (198)       ---
 Net proceeds from issuance of Preferred Securities......   95,985        ---
 Exercise of stock options...............................      215        388
 Net (repayments) borrowings under receivables facility..  (14,000)     4,000
 Payments of financing costs.............................     (382)    (1,643)
 Increase in bank overdrafts.............................      ---        486
 Proceeds from term loan.................................      ---     25,000
                                                           -------    -------
 Net cash (used by) provided by financing activities.....  (12,380)    67,231
                                                           -------    -------

Net increase (decrease) in cash..........................    1,138       (300)
Cash, beginning of period................................    1,283      1,551
                                                           -------    -------
Cash, end of period...................................... $  2,421   $  1,251
                                                           =======    =======
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for interest................ $ 14,998   $ 10,398
                                                           =======    =======
 Cash paid during the period for income taxes............ $  4,803   $  7,549
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

   The  February  3,  1996 condensed consolidated  balance  sheet
amounts   have   been   derived  from  the   previously   audited
consolidated  balance sheet of AnnTaylor Stores Corporation  (the
"Company").

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


2. Income Per Share
   ----------------

   Net income per share is calculated by dividing net income by the total of the weighted average number of common shares and common share equivalents outstanding, assuming the exercise of outstanding warrants and the dilutive effect of outstanding stock options, computed in accordance with the treasury stock method. The number of shares used in the calculation was as follows:



                               Quarters Ended   Nine Months Ended
                              ----------------  ------------------

                              Nov. 2,  Oct. 28,   Nov. 2, Oct. 28,
                                1996     1995      1996     1995
                              -------  -------   -------  -------

                                         (in thousands)

   Common shares...........   24,229    23,079    23,470  23,062
   Warrants................       17        37        28      47
   Stock options...........       88        79        99     135
                              ------    ------    ------  ------
                              24,334    23,195    23,597  23,244



=============================================================================

   Fully diluted income per share, assuming the conversion into common stock of the 8-1/2% Convertible Trust Originated Preferred Securities described below, is not presented for the quarter and nine months ended November 2, 1996 due to the anti-dilutive effect of the assumed conversion.



3. Long-Term Debt
   --------------

   The   following  summarizes  long-term  debt  outstanding   at
November 2, 1996.

                                            (in thousands)

         Revolving Credit Facility............  $ 7,000
         Term Loan............................   24,500
         8-3/4% Notes.........................  100,000
         Receivables Facility.................   26,000
         Mortgage.............................    6,760
                                                -------
           Total debt.........................  164,260
         Less current portion.................      281
                                                -------
           Total long-term debt............... $163,979
                                                =======


   In  November 1996, the maturity date of the AnnTaylor Funding,
Inc. receivables financing facility was extended from January 27,
1997  to  May  4,  1998.   All other aspects  of  this  financing
agreement remain the same.

   In connection with the CAT/Cygne Transaction discussed in Note 4, the HongKong and Shanghai Banking Corporation allowed AnnTaylor Global Sourcing, Inc. ("ATGS", formerly known as CAT US Inc. ("CAT") and now a wholly owned subsidiary of AnnTaylor, Inc. ("Ann Taylor")), to continue CAT's $40,000,000 credit facility. The maximum amount that may be borrowed under this credit facility is $8,000,000; the balance of $32,000,000 can only be used for letters of credit. Such credit facility matures on July 29, 1997 and contains financial and other covenants. As of November 2, 1996, there was no balance outstanding under ATGS's credit agreement.

   On April 25, 1996, the Company completed the sale (the "Initial Sale"), in a private placement, of $87,500,000 8-1/2% Convertible Trust Originated Preferred Securities ("Preferred Securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). On May 17, 1996, the Trust, a wholly-owned subsidiary of the Company, issued an additional $13,125,000 of Preferred Securities pursuant to the exercise of an over-allotment option (the "Over-allotment Sale") granted to the placement agents in connection with the Initial Sale. The Preferred Securities have a liquidation preference of
$50   per  security  ($100,625,000  in  the  aggregate)  and  are convertible at the option of the holders thereof into the Company's common stock at a conversion rate of 2.545 shares of common stock for each Preferred Security (equivalent to $19.65 per share of common stock, which represented a 20% premium to the $16.375 closing price of the common stock on the New York Stock Exchange at the date of the execution of the purchase agreement
relating  to  the  sale of the Preferred Securities).   The  sole

======================================================================
assets   of   the  Trust  are  $103,700,000  of  8-1/2%  Convertible
Subordinated Debentures of the Company maturing on April 15, 2016. A total of 2,012,500 Preferred Securities were issued, and are convertible into an aggregate of 5,121,812 shares of common stock.

   The  sale  of the Preferred Securities enabled the Company  to
pay   down  $94,000,000  of  outstanding  borrowings  under   its
revolving credit facility, without reduction of the commitment thereunder.



4. CAT/Cygne Transaction
   ---------------------

   In Fiscal 1995, the Company purchased approximately 16% of its merchandise directly from Cygne Designs, Inc. ("Cygne") and an additional 38% of its merchandise through the Company's direct sourcing joint venture with Cygne known as CAT. On September 20, 1996 (the "Effective Date"), pursuant to the Stock and Asset Purchase Agreement dated as of June 7, 1996, by and among the Company, Ann Taylor, Cygne and Cygne Group F.E. Limited (as amended, the "Purchase Agreement"), Ann Taylor acquired the entire interest of Cygne in CAT and certain of the assets (the "Assets") of the Ann Taylor Woven Division of Cygne (the
"Division") that  were  used for   sourcing   merchandise  for
Ann  Taylor  (the   "CAT/Cygne Transaction").   As  a result of
the CAT/Cygne Transaction, CAT became an indirect wholly owned subsidiary of the Company and will perform all of Ann Taylor's direct sourcing functions, including those previously provided
by the Division, under the name   Ann  Taylor  Global  Sourcing.
For financial reporting purposes, the transaction has been accounted for as of the Effective Date under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Accounting for Business Combinations.

   Pursuant to the Purchase Agreement, at the closing the Company and Ann Taylor delivered to Cygne, as the purchase price for Cygne's interest in CAT and the Assets (i) 2,348,145 shares of common stock of the Company having an aggregate value, as of the Effective Date, of $36,000,000, (ii) $3,200,000 in cash as payment for inventory and fixed assets and (iii) approximately $6,500,000 in cash in settlement of open accounts payable by Ann Taylor to Cygne for merchandise delivered by Cygne prior to the closing. The Company also assumed certain liabilities related to the operations of the Division. The purchase price is subject to post-closing adjustments based upon final determination of the value of certain of the assets purchased and liabilities assumed. As of November 2, 1996, certain post-closing adjustments are expected to reduce the net cash paid to approximately $400,000. The total purchase price to the Company of the CAT/Cygne Transaction has been allocated to the tangible and intangible assets and liabilities of CAT and the Division that were acquired, based on preliminary estimates of their respective fair
values.  Accordingly,  the  allocation  of  the  purchase   price
reflected in the accompanying Condensed Consolidated   Balance

======================================================================

Sheets  may  be   adjusted   upon   final determination of the
purchase price adjustments. Management does not believe the subsequent changes, if any, will be significant. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 25 years.

   In connection with the CAT/Cygne Transaction, Ann Taylor entered into two three-year consulting agreements with Cygne for the services of Mr. Bernard Manuel, Chairman and Chief Executive Officer of Cygne, and Mr. Irving Benson, President of Cygne. In November 1996, Mr. Benson resigned from his employment with Cygne and, in accordance with the terms of the consulting agreement relating to Mr. Benson's services, Cygne's obligations and rights under the consulting agreement were automatically assigned to Mr. Benson. In addition, Mr. Dwight Meyer, formerly president of CAT, has entered into a three-year employment agreement with Ann Taylor pursuant to which he will serve as Executive Vice
President  -  Sourcing  of  Ann  Taylor  and  Ann  Taylor  Global
Sourcing.



5. Supplementary Data
   ------------------

   The following unaudited pro forma condensed consolidated data for the nine months ended November 2, 1996 and October 28, 1995 have been presented to reflect the CAT/Cygne Transaction as if it had occurred at the beginning of each such period:


                                Nine Months Ended    Nine Months Ended
                                 November 2, 1996    October 28, 1995
                              --------------------  ------------------
                                 Actual  Pro Forma   Actual  Pro Forma
                               --------  ---------  --------  --------

                               (in thousands except per share amounts)

   Net sales.................  $584,999   $584,999  $530,501  $530,501
   Net income................  $  5,701   $  8,629  $    368  $  3,178
   Net income per share......  $    .24   $    .34  $    .02  $    .12
   Weighted average shares...    23,597     25,567    23,244    25,592


The pro forma data set forth above does not purport to be indicative of the results that actually would have occurred if the CAT/Cygne Transaction had occurred at the beginning of the periods presented or of results which may occur in the future.


======================================================================

6. Supplemental Schedule of Noncash Investing and Financing Activities:
   --------------------------------------------------------------------

   A   summary   of  the  noncash  activity  which  occurred   in
conjunction with the CAT/Cygne Transaction is as follows:

                                               (in thousands)

   Fair value of assets acquired................ $   8,333
   Excess  of  purchase price over
     the fair value of  net  assets
     acquired..................................     34,734
   Ann Taylor's previous investment in CAT.....    (6,711)
   Issuance of ATSC common stock...............   (36,000)
                                                 --------
   Cash paid................................... $     356
                                                 ========

======================================================================

Item 2.  Management's Discussion and Analysis of Operations
         --------------------------------------------------


Results of Operations
---------------------
                                          Quarters  Ended  Nine  Months Ended
                                         ----------------- ------------------

                                         Nov. 2,   Oct. 28,  Nov. 2,  Oct.28,
                                            1996     1995      1996    1995
                                         -------   -------  -------  -------
   Number of Stores:
      Open  at beginning of period.......    306      289       306    262
      Opened during period...............      4       14         9     43
      Expanded during period*............      6       12         7     29
      Closed during period...............      1      ---         6      2
      Open at end of period..............    309      303       309    303
   Type of Stores Open at End of Period:
      AnnTaylor Stores...................                       260    256
       AnnTaylor  Factory  Stores........                        23     23
      AnnTaylor Loft stores..............                        17     15
      AnnTaylor Studio stores............                         9      9

  -------------
   * Expanded stores are excluded from comparable store sales for the first year following expansion.



Quarter Ended November 2, 1996 Compared to Quarter Ended October 28, 1995
-------------------------------------------------------------------------

   The Company's net sales in the third quarter of 1996 increased to $212,670,000 from $178,500,000 in the third quarter of 1995, an increase of $34,170,000 or 19.1%. The increase in net sales was primarily attributable to sales by the fourteen new stores opened and the eight existing stores expanded since the end of the third quarter of 1995, and to a 12.6% increase in comparable store sales in the third quarter of 1996, partially offset by the closing of eight stores since the end of the third quarter of 1995. Management believes that the increase in comparable store sales was due primarily to favorable customer reaction to the Company's Fall merchandise assortment and inventory levels sufficient to support sales momentum during the period.

   Gross profit as a percentage of net sales increased to 45.7% in the third quarter of 1996 from 44.9% in the third quarter of 1995. This increase was attributable to decreased cost of goods sold as a percentage of net sales, primarily resulting from lower markdowns as a percentage of sales and a higher initial markup.

   Selling, general and administrative expenses were $75,838,000, or 35.7% of net sales in the third quarter of 1996, compared to $69,074,000, or 38.7% of net sales in the third quarter of 1995. The increase in expense was primarily attributable to increased retail square footage, which at quarter end was 5.8% higher than at the end of the third quarter of 1995. The operating expense rate as a percentage of sales decreased primarily as a result of increased leverage on fixed expenses as a result of positive comparable store sales.


========================================================================

   In connection with the resignation in August of Sally Frame Kasaks as Chairman and Chief Executive Officer of the Company, a one-time pre-tax charge of $3,500,000 ($1,958,000 net of related tax benefit, or $0.08 per share) was recorded relating to the estimated costs of the Company's obligations under Ms. Kasaks' employment contract with the Company.

   As a result of the foregoing, the Company had operating income of $15,174,000, or 7.1% of net sales, in the third quarter of 1996, compared to operating income of $8,687,000, or 4.9% of net sales, in the third quarter of 1995. As described above, operating income was reduced by $3,500,000, or 1.6% of net sales, related to the estimated costs of the Company's obligations under Ms. Kasaks' employment contract. Amortization of goodwill was $2,578,000 in the third quarter of 1996 compared to $2,377,000 in the third quarter of 1995. Operating income, without giving effect to such goodwill amortization in either year, was
$17,752,000, or 8.3% of net sales, in the 1996 period and $11,064,000, or 6.2% of net sales, in the 1995 period.

   Interest expense was $6,345,000 in the third quarter of 1996 and $5,402,000 in the third quarter of 1995. The increase in interest expense is attributable to higher interest rates applicable to the Company's debt obligations and higher outstanding indebtedness in 1996.

   The income tax provision was $4,669,000, or 58.9% of income before income taxes, in the third quarter of 1996 compared to $2,225,000, or 76.4% of income before income taxes, in the third quarter of 1995. The effective income tax rate for both periods differed from the statutory rate primarily as a result of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $3,262,000, or 1.5% of net sales, for the third quarter of 1996 compared to $686,000, or 0.4% of net sales, for the third quarter of 1995.

   AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.



Nine Months Ended November 2, 1996 Compared to Nine Months Ended
----------------------------------------------------------------
October 28, 1995
-----------------

   The Company's net sales in the first nine months of 1996 increased to $584,999,000 from $530,501,000 in the first nine months of 1995, an increase of $54,498,000 or 10.3%. The increase in net sales was primarily attributable to the fourteen new stores opened and the eight existing stores expanded since the end of the third quarter of 1995, partially offset by the


====================================================================
closing  of eight stores since the end of the third quarter of 1995 and by  a 0.5%  decrease in comparable store sales in the first nine
months of  1996.   Management believes that the decrease  in  comparable
store sales was due primarily to the Company's lower inventory position during the period; during the first nine months of 1996, inventories were on average approximately 15% lower on a per square foot basis compared to the same period of the prior fiscal year. This inventory comparison excludes raw materials, work-in-progress and finished goods acquired September 1996 in connection with the Company's acquisition of CAT and the Assets of the Division.

   Gross profit as a percentage of net sales increased to 44.6% in the first nine months of 1996 from 42.6% in the first nine months of 1995. This increase was attributable to decreased cost of goods sold as a percentage of net sales, primarily resulting from lower markdowns.

   Selling, general and administrative expenses were $216,121,000, or 36.9% of net sales in the first nine months of 1996, compared to $198,758,000, or 37.5% of net sales in the first nine months of 1995. The increase in expense was primarily attributable to increased retail square footage, which at the end of the nine-month period was 5.8% higher than at the end of the same nine-month period in 1995. The operating expense rate as a percentage of sales decreased primarily as a result of increased leverage on fixed expenses and the suspension of the Company's mail order catalog, partially offset by higher expense rates in new retail square footage.

   In connection with the resignation in August of Sally Frame Kasaks as Chairman and Chief Executive Officer of the Company, a one-time pre-tax charge of $3,500,000 ($1,958,000 net of related tax benefit, or $0.08 per share) was recorded relating to the estimated costs of the Company's obligations under Ms. Kasaks' employment contract with the Company.

   As a result of the foregoing, operating income increased to $34,039,000, or 5.8% of net sales, in the first nine months of 1996, from $20,027,000, or 3.8% of net sales, in the first nine months of 1995. As described above, operating income was reduced by $3,500,000, or 0.6% of net sales, related to the estimated costs of the Company's obligations under Ms. Kasaks' employment contract. Amortization of goodwill was $7,331,000 in the first nine months of 1996 compared to $7,130,000 in the first nine months of 1995. Operating income, without giving effect to such goodwill amortization in either year, was $41,370,000, or 7.1% of net sales, in the 1996 period and $27,157,000, or 5.1% of net sales, in the 1995 period.


===================================================================

   Interest expense was $18,676,000 in the first nine months of 1996 and $14,368,000 in the first nine months of 1995. The increase in interest expense is primarily attributable to higher interest rates applicable to the Company's debt obligations and higher outstanding indebtedness in 1996.

   The income tax provision was $9,188,000, or 61.7% of income before income taxes in the 1996 period, compared to $5,091,000, or 93.3% of income before income taxes in the 1995 period. The effective income tax rate for both periods was higher than the statutory rate primarily as a result of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $5,701,000, or 1.0% of net sales, for the first nine months of 1996 compared to net income of $368,000, or 0.1% of net sales, for the first nine months of 1995.



Financial Condition
--------------------

   For the first nine months of 1996, net cash provided by operating activities totaled $23,669,000, primarily as a result of net income and non-cash operating expenses, partially offset by an increase in merchandise inventories. Cash used for investing activities during the first nine months of 1996 amounted to $9,795,000 for the purchase of property and equipment and $356,000 for the CAT/Cygne Transaction. Cash used by financing activities during the first nine months of 1996 amounted to $12,380,000, primarily as a result of repayments of amounts outstanding under the revolving credit agreement and the receivables facility, partially offset by net proceeds from the issuance of the Preferred Securities.

   Accounts  receivable increased to $70,521,000 at  November  2,
1996 from $70,395,000 at February 3, 1996, an increase of $126,000 or 0.2%. This increase was primarily attributable to Ann Taylor credit card receivables which increased approximately $3,487,000 and third-party credit card receivables which increased approximately $2,484,000, partially offset by lower construction allowance receivables outstanding, which decreased $4,324,000.

   Merchandise inventories were $127,952,000 at November 2, 1996, compared to inventories of $102,685,000 at February 3, 1996. Merchandise inventories at November 2, 1996 included approximately $7,500,000 of raw materials, work-in-progress and finished goods of ATGS. Total square footage increased to 1,698,000 square feet at November 2, 1996 from 1,651,000 square feet at February 3, 1996.


===================================================================

   At November 2, 1996, borrowings of $7,000,000 were outstanding under the revolving credit agreement and $26,000,000 were outstanding under AnnTaylor Funding, Inc.'s receivables facility. Ann Taylor can borrow up to $122,000,000 under the revolving credit agreement and AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the receivables facility, depending upon its accounts receivable balance. In November 1996, the maturity date of the receivables facility was extended to May 4, 1998; all other aspects of the receivables agreement remain the same. Additionally, there is $12,000,000 available under ATGS's credit agreement of which $8,000,000 can be borrowed and the remainder used only for letters of credit.

   On April 25, 1996, the Company completed the sale of $87,500,000 of Preferred Securities issued by its financing vehicle, AnnTaylor Finance Trust. On May 17, 1996, the Trust issued an additional $13,125,000 of Preferred Securities pursuant to the exercise of an over-allotment option granted to the
placement  agents  in  connection with  the  Initial  Sale.   The
Preferred Securities have a liquidation preference of $50 per security and are convertible at the option of the holders thereof into shares of common stock of the Company at a conversion rate of 2.545 shares of common stock for each Preferred Security. A total of 2,012,500 Preferred Securities were issued, and are convertible into an aggregate of 5,121,812 shares of common stock, representing approximately 22% of the Company's outstanding common stock as of May 31, 1996. The sale of the Preferred Securities enabled the Company to pay down $94,000,000 of outstanding borrowings under its revolving credit facility, without reduction of the commitment thereunder.

   The Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, totaled $9,795,000 in the first nine months of 1996. The Company currently expects to open a total of nine new Ann Taylor Stores, one Ann Taylor Loft Store and one Ann Taylor Factory Store, and to expand seven existing Ann Taylor Stores, in fiscal 1996. Total capital expenditures for 1996, including capital expenditures for this store expansion program, are expected to be approximately $16,000,000.

   Dividends and distributions from Ann Taylor to the Company are restricted by the Bank Credit Agreement, the Receivables Facility
and  the  Indenture  for  the 8-1/2% Notes (the  "Indenture").   The
payment of cash dividends by the Company on its capital stock is also subject to certain restrictions contained in the Company's guarantee of Ann Taylor's obligations under the Bank Credit Agreement. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.

====================================================================

   Distributions on the Preferred Securities accrue from the date of the original issuance of the Preferred Securities and are payable at the annual rate of 8-1/2% of the liquidation amount of $50 per Preferred Security. Subject to certain distribution deferral provisions, distributions on the Preferred Securities are payable quarterly in arrears on each January 15, April 15,
July  15  and October 15, commencing July 15, 1996.   Payment  of
distributions on the Preferred Securities by the Trust is dependent upon receipt of payment of interest by the Company on its 8-1/2% Convertible Subordinated Debentures held by the Trust. The Company's ability to make such interest payments is dependent upon its receipt of dividends or other distributions from Ann
Taylor.   As  indicated  above,  the  payment  of  dividends  and
distributions from Ann Taylor to the Company is subject to certain restrictions contained in the Bank Credit Agreement and the Indenture. The Company currently believes that Ann Taylor will be able to make such distributions to the Company in the foreseeable future within the limitations set forth in the Indenture relating to the 8-3/4% Notes. Provided that Ann Taylor is not then in default  under the Bank Credit Agreement at the time of any such distribution, the lenders under the Bank Credit Agreement have consented to quarterly distributions by Ann Taylor
to the Company equal   to   the  amount  of  interest  due  on
the  Convertible Subordinated Debentures.

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



Statement Regarding Forward Looking Disclosures
------------------------------------------------

   Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain various forward looking statements, within the meaning of the Private
Securities  Litigation Reform Act of 1995, with  respect  to  the financial condition, results of operations and business of the Company. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of
such matters will be realized.  Factors  that may   cause  actual
results to differ materially from those contemplated by such forward looking statements include, among others, the following


======================================================================
possibilities: competitive pressure in  the retail  apparel  industry
increases  significantly;  demand  for merchandise   offered   by
the  Company   declines;   costs  or difficulties   related  to
the  assimilation  of  the   sourcing functions and employees
acquired in connection with the CAT/Cygne Transaction  are greater than expected; the Company's substantial degree  of  leverage hinders its ability to obtain additional financing, reduces funds available for operations or hinders its ability to adjust rapidly to changing market conditions; general economic  conditions  are
less  favorable  than  expected;   the regulatory  environment changes
significantly, or the rate of import duties or export quotas increases significantly with respect to the Company's merchandise; the Company's financial condition is materially and adversely affected by the outcome of certain litigation described in the Company's Current Report on Form 8-K dated May 2, 1996.


==========================================================================

                   PART II.  OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------

      As reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996, a Special Meeting of the Company's stockholders was held on August 15, 1996 to approve and ratify the financing transaction pursuant to which the
$100,625,000   8-1/2%   Convertible   Trust   Originated   Preferred
Securities  were  issued (the "Financing Transaction").   At  the
Special Meeting, 15,200,945 shares were voted in favor of approval and ratification of the Financing Transaction, 95,914 shares were voted against and 66,747 shares abstained from voting on the transaction. Accordingly, the Financing Transaction was approved and ratified by the stockholders of the Company.



Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

      (a)      Exhibits:

               10.3 Employment Agreement dated November 25, 1996 between the Company and Patricia DeRosa.

               10.4 Employment Agreement dated September 20, 1996 between Ann Taylor and Dwight F. Meyer.

               10.5 First Amendment to the Amended and Restated Receivables Financing Agreement, dated as of October 31, 1995, among AnnTaylor Funding, Inc., Ann Taylor, Market Street Capital Corp. and PNC Bank, National Association.

               10.6 Amended and Restated Credit Agreement, dated as of September 20, 1996, between AnnTaylor Global Sourcing, Inc. and the HongKong and Shanghai Banking Corporation Limited.

               10.7 Promissory Note dated September 20, 1996 from AnnTaylor Global Sourcing, Inc. to the HongKong and Shanghai Banking Corporation Limited, New York Branch.


========================================================================

               10.8 Amended and Restated Security Agreement, dated as of September 20, 1996, between AnnTaylor Global Sourcing, Inc. and the HongKong and Shanghai Banking Corporation Limited.

               10.9 Letter of Negative Pledge, dated as of September 20, 1996, from AnnTaylor Global Sourcing, Inc. to the HongKong and Shanghai Banking Corporation Limited.

      (b)  Reports on Form 8-K:

               The Company filed a report dated August 23, 1996 with the Commission on Form 8-K on August 30, 1996 with respect to (i) the resignation of Sally Frame Kasaks as the Company's Chairman and Chief Executive Officer and the promotion of J. Patrick Spainhour from President and Chief Operating Officer to Chairman and Chief Executive Officer,
               (ii) the amendment of the Stock and Asset Purchase Agreement among the Company, Ann Taylor, Cygne and Cygne Group (F.E.) Limited providing for the acquisition by Ann Taylor of Cygne's interest in CAT and the assets of the Division, and (iii) preliminary unaudited pro forma financial information for the Company, CAT U.S., Inc., C.A.T. (Far East) Limited and the Division on a combined basis for the six months ended August 3, 1996.

               The Company filed a report dated September 20, 1996 with the Commission on Form 8-K on September 26,
               1996 with respect to the consummation of the acquisition by the Company, through its wholly owned subsidiary Ann Taylor, of Cygne's interest in CAT and the Assets of the Division.


=======================================================================

                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor Stores Corporation


Date:  December 17, 1996           By: /s/  Paul E. Francis
       ------------------             -------------------------
                                       Paul E. Francis
                                        Executive Vice President-
                                        Finance and Administration
                                        (Chief Financial Officer)



Date:  December 17, 1996           By: /s/  Walter J. Parks
       -----------------               --------------------------
                                       Walter J. Parks
                                        Senior Vice President - Finance
                                        (Principal Accounting Officer)