Form 10-K
period 1997-02-01
TAYLOR ANN STORES CORP
filed 1997-05-01
CIK 874214

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
 X  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
---
    SECURITIES EXCHANGE ACT OF 1934 .


           For the fiscal year ended February 1, 1997

                               OR

--- TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE

    SECURITIES EXCHANGE ACT OF 1934.



                  Commission File No. 1-10738



                  ANNTAYLOR STORES CORPORATION
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


          DELAWARE                               13-3499319
-------------------------------   --------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)


  142 West 57th Street, New York, NY                10019
---------------------------------------           ----------
(Address of principal executive offices)          (Zip Code)


                         (212) 541-3300
      ---------------------------------------------------
      (Registrant's telephone number, including area code)




   Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class          Name of each exchange on which registered
--------------------         -----------------------------------------
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
                                        ---         ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes          No  x .
                 ----        ---

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 14, 1997 was $425,882,709.


     The number of shares of the registrant's Common Stock outstanding as of March 14, 1997 was 25,593,021.


              Documents Incorporated by Reference:

     Portions  of  the  Registrant's  Proxy  Statement  for   the
Registrant's 1997 Annual Meeting of Stockholders to be held on June 18, 1997 are incorporated by reference into Part III.


====================================================================

                             PART I





ITEM 1.   Business
          --------

General
-------

     AnnTaylor Stores Corporation (the "Company"), through its wholly owned subsidiary AnnTaylor, Inc. ("Ann Taylor"), is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold primarily under the Ann Taylor brand name. The Company believes that "Ann Taylor" is a highly recognized national brand that defines a distinct fashion point of view. Ann Taylor merchandise represents classic styles, updated to reflect current fashion trends. The Company's stores offer a full range of career and casual separates, weekend wear, dresses, tops, accessories and shoes, coordinated as part of a total wardrobing strategy. This total wardrobing strategy is reinforced by an emphasis on customer service. Ann Taylor sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the "Ann Taylor look" while reflecting the customers' personal styles.

     The Company has sought to capitalize on the Ann Taylor brand through the introduction of new product lines in its Ann Taylor stores. The Company believes that product extensions support the Company's total wardrobing strategy, and provide existing and new customers with additional reasons to shop at Ann Taylor stores. Product extensions expanded or developed over the last several years include Ann Taylor shoes, ATdenim, Ann Taylor Petites, and fragrance and personal care products.

     As of February 1, 1997, the Company operated 309 stores in 41 states and the District of Columbia, under the names Ann Taylor, Ann Taylor Factory Store, Ann Taylor Loft and Ann Taylor Studio. Of the 259 stores operated under the Ann Taylor name, approximately three-quarters are located in regional malls and upscale specialty retail centers, with the balance located in downtown and village locations. These stores represent the Company's core merchandise line. The Company believes that the customer base for its Ann Taylor Stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

     In 1995, the Company began testing Ann Taylor Loft, a separate moderate-price store concept for customers who appreciate Ann Taylor style, but are more value conscious. Merchandise is designed uniquely for these stores and is sold under the Ann Taylor Loft and Shoe Loft labels. As of February 1, 1997, the Company operated 15 Ann Taylor Loft stores, all located in factory outlet centers. The Company also operates 16 stores in factory outlet centers under the name Ann Taylor Factory Store or Ann Taylor Loft, that offer both original priced Ann Taylor Loft merchandise, as well as clearance merchandise from Ann Taylor and Ann Taylor Loft stores. The Company believes that the Ann Taylor Loft concept represents an opportunity for the Company to compete in the moderately-priced women's apparel market, and management is developing a strategic plan to determine how best to maximize its potential in this market.

     The Company also operates 10 Ann Taylor Factory Stores that serve principally as a clearance vehicle for both Ann Taylor and Ann Taylor Loft merchandise. All of these stores are located in factory outlet centers.

=====================================================================

     In Fall 1994, the Company began testing Ann Taylor Studio stores, a free-standing shoe and accessory store concept offering the broadest assortment of Ann Taylor shoes, as well as certain accessories also sold in Ann Taylor stores, such as hosiery, belts, handbags, and fragrance and personal care products. By Fall 1995, the Company had nine Ann Taylor Studio stores. The Company did not open any new Studio stores during Fiscal 1996. The Company has determined that the Studio stores, which have not been profitable, are not consistent with the Company's total wardrobing strategy, and in January 1997 the Company announced its plans to close all nine Studio stores during Fiscal 1997.

     The Company was incorporated under the laws of the state of Delaware in 1988 under the name AnnTaylor Holdings, Inc. The Company changed its name to AnnTaylor Stores Corporation in April 1991. The Company was formed at the direction of Merrill Lynch Capital Partners, Inc. ("ML Capital Partners"), a wholly owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co"), for the purpose of acquiring Ann Taylor in a leveraged buyout transaction (the "Acquisition") in 1989. As of March 14, 1997, certain limited partnerships controlled directly or indirectly by ML
Capital Partners, together with certain other affiliates of ML&Co. (collectively, the "ML Entities"), beneficially owned an aggregate of 6,155,118 shares, or approximately 24.0%, of the outstanding Common Stock of the Company. The ML Entities have two designees on the Company's Board of Directors and, therefore, are in a position to influence management of the Company. Unless the context indicates otherwise, all references herein to the Company include the Company, its wholly owned subsidiary Ann Taylor and their respective subsidiaries.


Merchandise Design and Production
----------------------------------

     Ann Taylor merchandise is developed by the Company's in-house product design and development team, which designs merchandise exclusively for the Company's stores. The Company's merchandising group determines inventory needs for the upcoming season, edits the assortment developed by the design team, plans monthly merchandise flows, and arranges for the production of merchandise either through the Company's sourcing division, or with vendors who are private label specialists, or directly with manufacturers.

     The Company's production management and quality assurance department establishes the technical specifications for all Ann Taylor merchandise, inspects factories in which Ann Taylor merchandise is produced, including periodic inspections while goods are in production to identify potential problems prior to shipment and, upon receipt, inspects merchandise on a test basis for uniformity of size and color, as well as for overall quality of manufacturing.

     The Company believes that procuring merchandise directly from manufacturers improves the Company's competitive position by providing it with greater control over pre-production processes, resulting in greater consistency in merchandise quality and sizing, and by reducing merchandise costs. To this end, in May 1992, the Company commenced a joint venture, known as "CAT", with one of its private label vendors, Cygne Designs, Inc. ("Cygne"). CAT was formed for the purpose of acting as a sourcing agent exclusively for Ann Taylor, placing merchandise orders directly with manufacturers. In 1995, the Company purchased approximately 38% of its merchandise through CAT and approximately 16% of its merchandise from Cygne. Until September 1996, the Company owned a minority interest in CAT. In September 1996, the Company acquired Cygne's entire interest in CAT, which became a wholly owned subsidiary of Ann Taylor, as well as certain assets of the Ann Taylor Woven Division of Cygne that Cygne used in sourcing merchandise for Ann Taylor (the "Sourcing Acquisition"). These operations have been combined and are now known as "Ann Taylor Global Sourcing" ("ATGS").

     In Fiscal 1996, prior to the consummation of the Sourcing Acquisition, the Company purchased approximately 42% and 19% of its merchandise from CAT and Cygne, respectively. Subsequent to the Sourcing Acquisition, the Company purchased approximately 57% of its merchandise through ATGS. ATGS sources merchandise from approximately 90 manufacturers and vendors. Substantially all of


==================================================================
the merchandise purchased through ATGS is manufactured outside the United States in over 15 different countries. The Company also
purchased  merchandise  from  approximately  50  other   vendors;
however, no single third-party vendor accounted for more than  5%
of the Company's total purchases. Although most of the Company's third-party vendors are domestic, consistent with the retail apparel industry as a whole, many of the Company's domestic vendors import a large portion of their merchandise from abroad.

     The Company cannot predict whether any of the foreign countries in which its products are currently manufactured or any of the countries in which the Company may manufacture its products in the future will be subject to future or increased import restrictions by the U.S. government, including the likelihood, type or effect of any trade restriction. Trade restrictions, including increased tariffs or quotas, against apparel, footwear or other items sold by the Company could affect the importation of such merchandise generally and, in that event, could increase the cost or reduce the supply of merchandise available to the Company and adversely affect the Company's business, financial condition, results of operations and liquidity. The Company's merchandise flow may also be adversely affected by political instability in any of the countries in which its goods are manufactured, if it affects the production or export of merchandise from such countries; significant fluctuation in the value of the U.S. dollar against foreign currencies; and restrictions on the transfer of funds.

     The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. The Company believes it has a good relationship with its suppliers and that, as the number of the Company's stores increases, there will continue to be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.


Inventory Control and Merchandise Allocation
---------------------------------------------

     The Company's merchandise planning and allocation department analyzes each store's size, location, demographics, sales and inventory history to determine the quantity of merchandise to be purchased for and the allocation of merchandise to the Company's stores. Upon receipt, merchandise is allocated in order to achieve an emphasis that is suited to each store's customer base.

     Merchandise typically is sold at its original marked price for several weeks, with the length of time varying by item. The Company reviews its inventory levels on an on-going basis in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation or changes in customer preference or if it is determined that the inventory will not sell at its currently marked price. Marked-down items remaining unsold are periodically moved to the Company's Factory Stores where additional markdowns may be taken. In Fiscal 1996, inventory turned 4.7 times (excluding inventory associated with ATGS) and in Fiscal 1995, inventory turned 4.3 times. Inventory turnover is determined by dividing net cost of goods sold by the average of the cost of inventory at the beginning and end of the period.

     The Company uses a centralized distribution system, under which nearly all Ann Taylor merchandise is distributed to the Company's stores through its distribution center located in Louisville, Kentucky. See "Properties". Merchandise is shipped by the distribution center to the Company's stores several times each week.


==================================================================

Stores
------

     As of February 1, 1997, the Company operated 309 stores which were distributed among 41 states and the District of Columbia, as shown on the following table:

                       Locations by State
-------------------------------------------------------------------------
              Number of             Number of                  Number of
State          Stores   State         Stores   State            Stores
-----         --------  -----       ---------  -----            ---------
Alabama.........  2     Kentucky.......  2     North Carolina....  6
Arizona.........  5     Louisiana......  4     Ohio.............. 14
Arkansas........  1     Maryland.......  7     Oklahoma..........  3
California...... 54     Massachusetts.. 13     Oregon............  2
Colorado........  5     Michigan.......  8     Pennsylvania...... 13
Connecticut.....  9     Minnesota......  4     Rhode Island......  1
Delaware........  1     Mississippi....  1     South Carolina....  3
District of
Columbia........  6     Missouri.......  7     Tennessee.........  6
Florida......... 23     Nebraska.......  2     Texas............. 19
Georgia.........  6     Nevada.........  3     Utah..............  2
Hawaii..........  2     New Hampshire..  2     Vermont...........  1
Illinois........ 11     New Jersey..... 14     Virginia..........  8
Indiana.........  6     New Mexico.....  2     Washington........  3
Kansas..........  1     New York....... 26     Wisconsin.........  1

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

     Ann Taylor Stores opened prior to January 30, 1993 averaged 3,500 square feet in size, with the exception of three stores that ranged between 10,300 square feet and 12,500 square feet. Since 1993, the average size of new Ann Taylor Stores has been approximately 5,900 square feet. Ann Taylor Stores to be opened in Fiscal 1997 are expected to average approximately 4,500 square feet. The Company believes that the increase in store size since 1993 enhances the Company's ability to merchandise its customer offerings and reinforce its total wardrobing concept, provides area necessary for the proper presentation of Ann Taylor shoes, petites and other product line extensions, and improves customer service and ease of shopping. Ann Taylor Factory
Stores average 6,600 square feet and Ann Taylor Loft stores average 10,900 square feet. The Company's stores typically have approximately 19% of their total square footage allocated to stockroom and other non-selling space.

     In  Fall  1995, the Company opened two flagship  Ann  Taylor
Stores, each in excess of 20,000 square feet, one on Madison Avenue in New York City, and the other on Post Street in San Francisco. These two larger stores represent the fullest assortment of Ann Taylor merchandise, and include amenities unique to these stores.


Expansion
---------

     An important aspect of the Company's business strategy is a real estate expansion program designed to reach new customers through the opening of new stores, as well as the expansion of existing stores in order to accommodate product extensions and improve customer service. The Company adds additional stores, or expands the size of existing stores, in markets where Ann Taylor already has a presence as market conditions warrant and sites become available. The Company also opens new stores in additional markets that it believes have a sufficient concentration of its target customers. Prior to 1993, the Company's store expansion program focused primarily on adding new Ann Taylor Stores. Since 1993, the expansion of existing Ann Taylor Stores has been an integral part of the Company's expansion strategy.

=================================================================

     The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor Stores ("ATS"), Ann Taylor Factory Stores ("ATO"), Ann Taylor Loft Stores ("ATL") and Ann Taylor Studio Stores ("ATA") since the consummation of the Acquisition in the beginning of 1989:



        Total
        Stores                      No.      No.
       Open at                      Stores   Stores
      Beginning  No. Stores Opened  Expanded Closed       No. Stores Open
          of     During Fiscal Year During   During    at End of Fiscal Year
Fiscal Fiscal   ------------------- Fiscal   Fiscal  --------------------------
Year   Year     ATS  ATO   ATL  ATA Year(a)  Year(a)  ATS  ATO  ATL  ATA  Total
------ ----     ---- ---  ---   ---  ---     ------- ----- ---  ---  ---  -----
1989   119       20    1  ---   ---    2         1    138   1   ---  ---    139
1990   139       29    3  ---   ---    3         1    166   4   ---  ---    170
1991   170       33  ---  ---   ---    3         3    196   4   ---  ---    200
1992   200       20  ---  ---   ---    5         1    215   4   ---  ---    219
1993   219        8    5  ---   ---   12         1    222   9   ---  ---    231
1994   231        8   12  ---     5   25         4    236  21   ---    5    262
1995   262       26    2   16     4   30         4    258  22    17    9    306
1996   306        9    1    1   ---    7         8    259  10(b) 31(b) 9    309

--------------

 (a) All stores expanded and all stores closed were Ann Taylor Stores, except that one store expanded in 1994 was an ATO store, and one store expanded in 1995 was an ATO store that was converted into an ATL store in connection with such expansion.

 (b)  The 16 ATO and ATL stores that sell both original price Ann
      Taylor Loft merchandise, as well as clearance merchandise from Ann Taylor Stores and Ann Taylor Loft, are classified as ATL stores.



     The Company believes that its existing store base is a significant strategic asset of its business. Ann Taylor Stores are located in some of the most productive retail centers in the United States. The Company believes that it is one of the most sought after tenants by real estate developers because of its strong Ann Taylor brand franchise and its high average sales per square foot productivity ($476 per square foot in Fiscal 1996). The Company has invested approximately $127 million in its store base since 1993; approximately 60% of its stores are either new or have been completely remodeled, as a result of an expansion or relocation, in the last four years.

     During Fiscal 1996, the Company slowed its real estate expansion program to enable it to more effectively consolidate the growth that had occurred during recent years. In 1996, the Company opened nine Ann Taylor Stores, one Ann Taylor Loft Store and one Ann Taylor Factory Store, and expanded seven existing Ann Taylor Stores. The Company also closed eight Ann Taylor Stores, at the expiration of or in accordance with those stores' respective lease terms. This real estate expansion program resulted in a net increase in the Company's total store square footage from approximately 1,651,000 square feet to approximately 1,705,000 square feet, a net increase of approximately 54,000 square feet, or 3.3%. In Fiscal 1997, the Company intends to increase store gross square footage by approximately 128,000 square feet, or 7.5%, representing approximately 26 new Ann Taylor Stores and the expansion of 11 existing Ann Taylor Stores.

     Capital expenditures for the Company's Fiscal 1996 store expansion program, net of landlord construction allowances, totaled approximately $10.0 million, including expenditures for store refurbishing and store refixturing. The Company expects that capital expenditures for its Fiscal 1997 store expansion program, net of landlord construction allowances, will be approximately $23.0 million, including expenditures for store refurbishing and store refixturing. The Company's bank credit agreement provides for, among other things, an annual limitation on capital expenditures of $25.0 million in Fiscal 1996 and $32.5 million in Fiscal 1997 and beyond, subject to increase if certain conditions are satisfied. See Note 2 to the Company's Consolidated Financial Statements.

====================================================================

     The Company's ability to continue to increase store square footage will be dependent upon general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the negotiation of acceptable lease terms. See "Management's Discussion and Analysis--Liquidity and Capital Resources".



Customer Credit
---------------

     Customers may pay for merchandise with the Ann Taylor credit card, American Express, Visa, MasterCard, cash or check. Credit card sales were 77.8% of net sales in Fiscal 1996, 77.0% in Fiscal 1995 and 77.7% in Fiscal 1994. In Fiscal 1996, 20.8% of net sales were made with the Ann Taylor credit card, and 57.0% were made with third-party credit cards, including 0.7% on a co-branded Ann Taylor Visa card that the Company began testing in Fiscal 1996. As of February 1, 1997, the Company's Ann Taylor credit card accounts receivable totaled $54,505,000, net of allowance for doubtful accounts. Accounts written off in Fiscal 1996 were approximately $1,729,000, or 0.2% of net sales.

     Ann Taylor has offered customers its proprietary credit card since 1976. The Company believes that the Ann Taylor credit card enhances customer loyalty while providing the customer with additional credit. However, the percentage of the Company's total sales made with its proprietary credit card has been declining over the past few years. The Company believes the declining penetration of its Ann Taylor credit card as a percentage of sales is attributable to the gain of market share by bank cards throughout the retail industry generally, as well as to the increase in the number of the Company's Ann Taylor Factory Stores and Loft stores, which experience a significantly lower penetration of sales with the Ann Taylor card. At February 1, 1997, the Company had over 430,000 Ann Taylor credit card accounts that had been used during the past 18 months.



Advertising and Promotion
-------------------------

     For many years, the Company relied on its Ann Taylor catalog, mailed principally to Ann Taylor credit card holders, as its principal advertising vehicle. The Company has also occasionally run print advertisements in newspapers and national women's fashion magazines such as Elle, Vogue and Harpers Bazaar. In early 1996, the Company suspended publication of its catalog and ran very few print advertisements. Management is presently evaluating its advertising, marketing and promotional strategies and anticipates that it may increase its advertising and marketing efforts by Fall 1997 or early Fiscal 1998.



Trademarks and Service Marks
----------------------------

     The trademarks and service marks for Ann Taylor either have been registered or have trademark applications pending with the United States Patent and Trademark Office and with the registries of many foreign countries. The Company's rights in the "AnnTaylor" mark are a significant part of the Company's business, as the Company believes its mark is well known in the women's retail apparel industry. Accordingly, the Company intends to maintain its "AnnTaylor" mark and related registrations and vigorously protect its trademarks against infringement.



Competition
------------

     The women's retail apparel industry is highly competitive. The Company's Ann Taylor Stores compete with certain departments in national or local department stores, and with other specialty store chains and independent retail stores carrying similar lines of merchandise. The Company believes that its focused merchandise selection, exclusive Ann Taylor brand fashions, personalized service and convenience distinguish it from other specialty retailers. Many of the Company's competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company and there is no assurance that the Company will be able to compete successfully

======================================================================
with them in the future. Further, as noted above, the Company believes that the Ann Taylor Loft concept offers the Company the opportunity to
compete  in  the moderately-priced women's apparel  market.   The
Company  does  not  have  significant prior  experience  in  this
market,   and  the  competitive  factors  described   above   are
applicable to this market as well. Further, existing competitors in that market may have significantly greater brand recognition among this customer segment than the Company.



Employees
----------

     Store management receives compensation in the form of salaries and performance-based bonuses. Sales associates are paid on an hourly basis plus performance incentives. A number of programs exist that offer incentives to both management and sales associates to increase sales and support the Company's total wardrobing strategy.

     As of February 1, 1997, the Company had approximately 6,400 employees, of whom 1,450 were full-time salaried employees, 1,700 were full-time hourly employees and 3,250 were part-time hourly employees working less than 30 hours per week. None of the
Company's employees are represented by a labor union. The Company believes that its relationship with its employees is good.



ITEM 2.   Properties
          -----------

     As of February 1, 1997, the Company operated 309 stores, all of which were leased. The store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods, and grant the Company the right to extend the term for one or two additional five-year periods. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a certain threshold. Most of the leases also require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of the Company's leases, including renewal options, expire as follows:


               Fiscal Years Lease        Number of
                  Terms Expire             Stores
               ------------------        ---------
                 1997 - 1999...............  38
                 2000 - 2002...............  20
                 2003 - 2005............... 126
                 2006 and later............ 125


     Ann Taylor leases corporate offices at 142 West 57th Street in New York City, containing approximately 86,700 square feet, and approximately 59,000 square feet of office space at 1372 Broadway in New York City. The leases for these premises expire in 2006 and 2010, respectively. The Company also leases office space in New Haven, Connecticut, containing approximately 31,000 square feet. The lease for these premises expires in 1998.

     Ann Taylor's wholly owned subsidiary, AnnTaylor Distribution Services, Inc. owns its 256,000 square foot distribution center located in Louisville, Kentucky. Nearly all Ann Taylor merchandise is distributed to the Company's stores through this facility. The parcel on which the Louisville distribution center is located comprises approximately 20 acres and could accommodate possible future expansion of the facility.


=====================================================================

ITEM 3.   Legal Proceedings
          -----------------

     On  April  26,  1996,  certain alleged stockholders  of  the
Company filed a purported class action lawsuit in the United States District Court Southern District of New York, against the Company, Ann Taylor, certain officers and directors of the Company and Ann Taylor, ML&Co. and certain affiliates of ML&Co. (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y. 1996)). The complaint alleges causes of action under Section 10(b) and
Section 20(a) of the Securities Exchange Act of 1934, as amended, by alleging that the Company and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of the Company's common stock during the period commencing February 3, 1994 through May 4, 1995 due to alleged false and misleading statements about the Company and Ann Taylor. The complaint seeks, among other things, certification as a class action on behalf of all purchasers of common stock during the period commencing February 3, 1994 through May 4, 1995, the awarding of compensatory damages to the plaintiffs and purported members of the class, the awarding of costs, including pre-judgment and post-judgment interest, reasonable attorneys' fees and expert witness fees to the plaintiffs and purported members of the class and equitable and/or injunctive relief. The Company believes that the complaint is without merit and intends to defend the action vigorously. The Company and other defendants have filed motions to dismiss the actions. These motions are pending, and discovery in this case has been suspended pending judicial disposition of these motions. As the case is in preliminary stages, any liability that may arise from this action cannot be predicted at this time.

     The Company is also a party to routine litigation incident to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position, results of operations and liquidity of the Company.



ITEM  4.   Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

     None.


==================================================================

                             PART II



ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          -------------------------------------------------------------
          Matters
          -------

     The Company's common stock is listed and traded on the New York Stock Exchange under the symbol ANN. The number of holders
of  record  of  common  stock at March 14,  1997  was  777.   The
following table sets forth the high and low closing sale prices for the common stock on the New York Stock Exchange during Fiscal 1996 and Fiscal 1995.
                                                  Market Price
                                             ---------------------
                                                 High        Low
                                             ----------  ---------
       Fiscal Year 1996
        Fourth quarter.....................  $  21-3/8     $15-3/8
        Third quarter......................     19-7/8      12
        Second quarter.....................     23-1/4      12
        First quarter......................     19-1/8      11-1/8

       Fiscal Year 1995
        Fourth quarter.....................  $  15-5/8     $  9-1/2
        Third quarter......................     21-7/8       10-1/4
        Second quarter.....................     25-5/8       19-1/2
        First quarter......................     37-3/4       25-1/8


     In Fiscal 1996, in connection with the Sourcing Acquisition, the Company issued an aggregate of 2,348,145 shares of common stock to Cygne (including shares issued to a wholly owned subsidiary of Cygne) in partial consideration for the sourcing operations purchased from Cygne. See "Management's Discussion and Analysis -- Sourcing Acquisition". Also in Fiscal 1996, the Company awarded to J. Patrick Spainhour, Chairman and Chief Executive Officer of the Company, 75,000 shares of restricted common stock pursuant to the terms of his employment agreement with the Company, and also awarded to Patricia DeRosa, President and Chief Operating Officer of the Company, 30,000 shares of restricted common stock, pursuant to the terms of her employment agreement with the Company. The Company believes that each of the foregoing share issuances was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, in each case as a transaction by an issuer not involving a public offering.

     The Company has never paid dividends on the common stock and does not intend to pay dividends in the foreseeable future. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from
Ann  Taylor.   The  payment of dividends by  Ann  Taylor  to  the
Company is subject to certain restrictions under Ann Taylor's Bank Credit Agreement, the indenture relating to the 8-3/4% Notes and the Receivables Facility described below under "Management's
Discussion  and Analysis--Liquidity and Capital Resources".   The
payment of cash dividends on the common stock by the Company is also subject to certain restrictions contained in the Company's guarantee of Ann Taylor's obligations under the Bank Credit
Agreement.   In  addition,  in  connection  with  the   preferred
securities issued by the Company's financing vehicle, AnnTaylor Finance Trust, the payment by the Company of cash dividends on the common stock is restricted in the event of a default by the
Company   of  its  obligations  in  relation  to  the   preferred
securities or in the event payment of dividends on the preferred securities is deferred. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.


===================================================================

ITEM 6.   Selected Financial Data
          -----------------------

     The following selected historical financial information for the periods indicated has been derived from the audited consolidated financial statements of the Company. The Company's consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, and consolidated balance sheets as of February 1, 1997 and February 3, 1996, as audited by Deloitte & Touche llp, independent auditors, appear elsewhere in this document. The information set forth below should be read in conjunction with "Management's Discussion and Analysis" and the consolidated financial statements and notes thereto of the Company included elsewhere in this document. All references to years are to the fiscal year of the Company, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below had 52 weeks, with the exception of Fiscal 1995, which had 53 weeks.



====================================================================

                                         Fiscal Years Ended
                        --------------------------------------------------

                          Feb. 1,   Feb. 3,    Jan. 28,  Jan. 29,  Jan. 30,
                           1997      1996        1995       1994     1993
                        ---------  --------   ---------  --------  -------

                                 (dollars in thousands, except per
                                 square foot data and per share data)

Operating Statement
  Information:
Net sales (a).........$   798,117 $  731,142   $658,804  $501,649  $468,381
Cost of sales.........    443,443    425,225    357,783   271,749   264,301
                       ----------  ---------    -------   -------   -------
  Gross profit........    354,674    305,917    301,021   229,900   204,080
Selling, general and
  administrative
    expenses..........    291,027    271,136    214,224   169,371    152,072
Studio shoe stores
  closing
  expense (b).........      3,600        ---        ---       ---        ---
Employment contract
  separation
  expense (c).........      3,500        ---        ---       ---        ---
Distribution center
  restructuring
  charge (d)..........        ---        ---        ---     2,000        ---
Amortization of
  goodwill (e)........     10,086      9,506      9,506     9,508      9,504
                       ----------  ---------    -------   -------    -------
  Operating income....     46,461     25,275     77,291    49,021     42,504
Interest
  expense (f).........     24,416     20,956     14,229    17,696     21,273
Stockholder
  litigation
  settlement (g)......        ---         ---        ---       ---      3,905
Other (income)
  expense, net........        403         38        168      (194)       259
                       ----------  ---------    -------   -------    -------

Income before
  income taxes
  and extraordinary
  loss................     21,642       4,281     62,894    31,519     17,067
Income tax provision..     12,975       5,157     30,274    17,189     11,150
                       ----------   ---------    -------   -------   --------
Income (loss) before
  extraordinary loss..      8,667        (876)    32,620    14,330      5,917
Extraordinary
  loss (h)............        ---         ---        868    11,121        ---
                        ---------    ---------   -------   -------    -------
  Net income (loss)... $    8,667   $     (876) $ 31,752  $  3,209   $  5,917
                        =========    =========   =======   =======    =======
Income (loss)
  per share
  before
  extraordinary
  loss................ $      .36   $     (.04) $   1.40  $    .66   $    .28
Extraordinary loss
  per share (h).......       ---           ---      (.04)     (.51)       ---
                        ---------      --------  -------   -------    -------

  Net income (loss)
    per share......... $      .36   $     (.04) $     1.36 $    .15   $    .28
                        =========    =========   =========  =======    =======
Weighted average
  shares
  outstanding
  (in thousands)......     24,104       23,209      23,286   21,929    21,196


Operating Information:
Percentage increase
  (decrease) in
  comparable store
  sales  (i)...........       1.8%        (8.9)%      13.7%     2.3%     (1.0)%
Net sales per gross
  square foot (j)......$      476   $      518  $      627 $    576  $    600
Number of stores:
  Open at beginning
    of the period......       306          262         231      219       200
  Opened during the
    period.............        11           48          35       13        20
  Expanded during the
    period.............         7           30          25       12         5
  Closed during the
    period.............         8            4           4        1         1
  Open at the end of
    the period.........       309          306         262      231       219
Total store square
  footage at end
  of period............ 1,705,000    1,651,000   1,173,000  929,000   814,000
Capital expenditures...$   16,107   $   78,378  $   61,341 $ 25,062  $  4,303
Depreciation and
  amortization,
  including
  goodwill (e).........$   36,294   $   28,294  $   21,293 $ 18,013  $ 16,990
Working capital
  turnover (k).........       7.8x         7.8x        8.5x    12.1x     16.8x
Inventory turnover (l).       4.7x         4.3x        4.6x     4.9x      5.3x

Balance Sheet Information
  (at end of period):
Working capital (m)....$  118,850   $   86,477  $  102,181 $ 53,283  $ 29,539
Goodwill, net (e)......   341,779      313,525     323,031   332,537  342,045
Total assets...........   688,139      678,709     598,254   513,399  487,592
Total debt.............   131,192      272,458     200,000   189,000  195,474
Preferred securities...    96,158          ---         ---       ---      ---
Stockholders' equity...   370,582      325,688     326,112   259,271  245,298



                                               (Footnotes on following page)

===========================================================================

(Footnotes for preceding page)

(a) Prior to 1990, all shoes sold in Ann Taylor Stores were "Joan & David" shoes, sold in leased shoe departments by Joan & David Helpern, Inc. ("Joan & David") pursuant to a license agreement. In 1990, the Company introduced a line of Ann Taylor brand shoes. As of February 1, 1993, Joan & David no longer operated leased shoe departments in any Ann Taylor stores. In Fiscal 1992, net sales included sales from leased shoe departments of $8,207,000.

(b) Relates to the planned closing of the Company's nine Studio shoe stores. The charge of $3,600,000 ($2,052,000, or $0.08 per share, net of income tax benefit) is to cover the write-off of the net book value of the nine stores and lease and other related costs for these locations.

(c) In connection with the resignation in August 1996 of the former Chairperson, a one-time pre-tax charge of $3,500,000 ($1,958,000, or $0.08 per share, net of related tax benefit) was recorded relating to the estimated costs of the Company's obligations under her employment contract with the Company.

(d) In connection with the relocation of the Company's distribution center, completed in late Spring 1995, a charge of $2,000,000 ($1,140,000, or $0.05 per share, net of related tax benefit) was recorded relating to severance and job training costs, as well as the write-off of the net book value of certain assets.

(e) As a result of the Acquisition of Ann Taylor by the Company, which was effective as of January 29, 1989, $380,250,000, representing the excess of the allocated purchase price over the fair value of the Company's net assets, was recorded as goodwill and is being amortized on a straight-line basis over 40 years. In addition, as a result of the Sourcing
    Acquisition, effective September 20, 1996, the Company recorded goodwill of $38,430,000 that is being amortized on a straight-line basis over 25 years.

(f) Includes non-cash interest expense of $1,574,000, $1,004,000, $978,000, $4,199,000 and $8,581,000 in Fiscal 1996, 1995,
    1994, 1993 and 1992, respectively, from amortization of deferred financing costs, and in 1993, and 1992, from accretion of original issue discount and, in 1992, from the issuance of additional 10% junior subordinated exchange notes due 2004.

(g) In connection with the settlement in January 1993 of a stockholder class action lawsuit that was filed against the Company and certain other defendants in October 1991, a charge of $3,905,000 ($2,265,000, or $0.11 per share, net of related tax benefit) was recorded.

(h) In Fiscal 1994, Ann Taylor incurred an extraordinary loss of $1,522,000 ($868,000, or $0.04 per share, net of income tax benefit), in connection with the prepayment of long-term debt with the proceeds of a public sale of common stock of the Company. In Fiscal 1993, Ann Taylor incurred an extraordinary loss of $17,244,000 ($11,121,000, or $0.51 per share, net of income tax benefit) due to debt refinancing activities.

(i) Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. In a year with 53 weeks, such as Fiscal 1995, sales in the last week of that year are not included in determining comparable store sales. Commencing with stores expanded in Fiscal 1993, a store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store. Excluding sales from leased shoe departments, comparable store sales would have been 4.0% and 0.8% for Fiscal 1993 and Fiscal 1992, respectively. See footnote (a) above.

(j) Net sales per square foot ("sales per square foot") is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

(k) Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.

(l) Inventory  turnover is determined by dividing cost  of  sales
    (excluding costs of leased shoe departments) by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with ATGS).

(m) Includes current portion of long-term debt of $287,000, $40,266,000, $0, $8,757,000 and $37,000,000 in Fiscal 1996,
    1995, 1994, 1993 and 1992, respectively.



==========================================================================

ITEM  7.    Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations
            -------------------------


Sales Growth
------------

     The following table sets forth certain sales and store data for the periods indicated:

                                             Fiscal Year Ended
                                    ------------------------------------
                                     Fiscal        Fiscal         Fiscal
                                      1996          1995           1994
                                    --------     ---------      ---------
                                   (52 weeks)    (53 weeks)     (52 weeks)

  Net sales ($000)..............  $   798,117    $  731,142    $  658,804
  Total net sales growth
    percentage
    (52 week basis..............        10.6%          9.5%         31.3%
  Comparable store sales
    increase (decrease)
    percentage (52 week basis)..         1.8%         (8.9)%        13.7%
  Net  sales per average
    square foot.................  $      476    $      518    $      627
  Total  store  square
   footage at end of period.....   1,705,000     1,651,000     1,173,000
  Number of
    New stores..................          11            48            35
    Expanded stores.............           7            30            25
    Closed stores...............           8             4             4
  Total  stores open at
    end of period...............         309           306           262


     Since 1993, Ann Taylor Stores opened by the Company average 5,900 square feet, compared to the average store size prior to 1993 of 3,500 square feet. In addition, since 1993, the Company has expanded 74 stores from an average size of 3,500 square feet to an average store size of 5,900 square feet. Ann Taylor Factory Stores average 6,600 square feet, and Ann Taylor Loft stores average 10,900 square feet. This increase in average store size has had, and is expected to continue to have, a negative effect on sales per square foot. However, the Company believes that the larger store format enhances the Company's ability to merchandise its customer offerings and reinforces its total wardrobing concept, provides area necessary for the proper presentation of Ann Taylor shoes, petites and other product line extensions, and improves customer service and ease of shopping. Ann Taylor Stores to be opened in Fiscal 1997 are expected to average approximately 4,500 square feet.

     The Company's net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been moderately higher than in the other quarters. As a result, the Company has not had significant overhead and other costs generally associated with large seasonal variations.


Results of Operations
---------------------

     The  following  table  sets forth operating  statement  data
expressed  as  a  percentage  of  net  sales  for  the    periods
indicated:

                                              Fiscal Year
                                       ------------------------
                                       1996       1995      1994
                                       ----       ----      ----
   Net sales.......................   100.0%     100.0%     100.0%
   Cost of sales...................    55.6       58.2       54.3
                                      -----      -----      -----
       Gross profit................    44.4       41.8       45.7
   Selling,  general and
     administrative expenses.......    36.5       37.0       32.5
   Studio shoe stores closing
     expense.......................     0.4        ---        ---
   Employment contract
     separation expense............     0.4        ---        ---
   Amortization of goodwill........     1.3        1.3        1.5
                                      -----      -----      -----
       Operating income............     5.8        3.5       11.7
   Interest expense................     3.1        2.9        2.2
   Other expense, net..............     ---        ---        ---
                                      -----      -----      -----
   Income  before income taxes
     and extraordinary loss........     2.7        0.6        9.5
   Income tax provision............     1.6        0.7        4.6
                                      -----      -----      -----
   Income  (loss) before
     extraordinary loss.............    1.1       (0.1)       4.9
   Extraordinary loss...............    ---        ---        0.1
                                      -----      -----      -----
       Net income (loss)............    1.1%      (0.1)%      4.8%
                                      =====      =====      =====


=====================================================================

Fiscal 1996 Compared to Fiscal 1995
------------------------------------

     The Company's net sales increased to $798,117,000 in Fiscal 1996 (53 weeks) from $731,142,000 in Fiscal 1995 (52 weeks), an increase of $66,975,000, or 9.2%. Total sales for the fifty-two week period ended February 1, 1997 were up 10.6% compared to the fifty-two week period ended January 27, 1996. This increase in net sales was attributable to the inclusion of a full year of operating results for the 48 stores opened and 30 stores expanded during 1995, the opening of 11 new stores and the expansion of 7 stores in 1996, and to a comparable sales increase of 1.8% for the fifty-two week period ended February 1, 1997. This sales increase was partially offset by the closing of 8 stores in 1996. The Company believes that the 1.8% increase in its comparable store sales in 1996 was attributable primarily to positive customer reaction to the Company's Fall 1996 merchandise offerings.

     Gross profit as a percentage of net sales increased to 44.4%
in  1996  from  41.8%  in  1995.   This  increase  was  primarily
attributable   to  lower  markdowns  associated  with   decreased
promotional activities.

     Selling, general and administrative expenses as a percentage of net sales decreased to 36.5% in 1996 from 37.0% in 1995. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily the result of increased leverage on fixed expenses due to improved comparable store sales.

     Operating income increased to $46,461,000, or 5.8% of net sales, in 1996 from $25,275,000, or 3.5% of net sales, in 1995.
Operating income in 1996 was reduced by $3,500,000, or 0.4% of net sales, representing the estimated costs of the Company's obligations under the former Chairperson's employment contract following her resignation in August 1996, and by a one-time charge of $3,600,000, or 0.4% of net sales, relating to the planned closing of the nine Ann Taylor Studio shoe stores announced in January 1997. Amortization of goodwill was $10,086,000 in 1996 compared to $9,506,000 in 1995. Operating income without giving effect to such amortization was $56,547,000, or 7.1% of net sales, in 1996 and $34,781,000, or
4.8% of net sales, in 1995.

     Interest  expense  was  $24,416,000  in  1996  compared   to
$20,956,000  in  1995.   The increase  in  interest  expense  was
attributable  to  higher  interest  rates  associated  with   the
issuance   of   8-1/2%   Company-Obligated  Mandatorily   Redeemable
Convertible Preferred Securities (the "preferred securities")  by
the   Company's  financing  vehicle,  AnnTaylor  Finance   Trust,
partially offset by a decrease in the Company's long-term debt. The weighted average interest rate on the Company's outstanding indebtedness at February 1, 1997 was 8.80% compared to 8.26% at February 3, 1996.

     The income tax provision was $12,975,000, or 60.0% of income before income taxes, in the 1996 period compared to $5,157,000, or 120.5% of income before income taxes, in 1995. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

     As a result of the foregoing factors, the Company had net income of $8,667,000, or 1.1% of net sales, for 1996 compared to a net loss of $876,000, or 0.1% of net sales, for 1995.



Fiscal 1995 Compared to Fiscal 1994
-----------------------------------

     The Company's net sales increased to $731,142,000 in 1995 (53 weeks) from $658,804,000 in 1994 (52 weeks), an increase of $72,338,000, or 11.0%. Total sales for the fifty-two week period ended January 27, 1996 were up 9.5% to $721,561,000 compared to 1994. The increase in net sales was attributable to the inclusion of a full year of operating results for the 35 stores opened and 25 stores expanded during 1994 and the opening of 48 new stores and the expansion of 30 stores in 1995. The sales increase was partially offset by the closing of 4 stores in 1995 and by an 8.9% decrease in comparable store sales for the fifty-two week period ended January 27, 1996. The Company believes


====================================================================
that the 8.9% decrease in its comparable store sales in 1995 was attributable primarily to poor customer reaction to the Company's merchandise offerings, as well as to the generally weak economic environment for women's apparel sales that prevailed throughout
most  of  1995.   The Company believes that its 1995  merchandise
offerings   were  "over-assorted"  and  failed  to  achieve   the
cohesive, distinctive look that had defined the brand in the previous two years.

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

     Selling, general and administrative expenses as a percentage of net sales increased to 37.0% in 1995 from 32.5% in 1994. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher tenancy, store maintenance and store selling costs as a percentage of sales as a result of both decreased comparable store sales and lower than average sales per square foot productivity of stores added in 1995 (approximately 73% of the increase), higher distribution center expense relating, in part, to start-up costs of the Company's distribution center facility in Louisville, Kentucky (approximately 8% of the increase), additional catalog expense relating to the Company's test of its catalog as a mail order vehicle (approximately 7% of the increase), higher merchandising and design expense (approximately 6% of the increase) and higher packaging and supplies expense (approximately 5% of the increase). The Company returned its catalog format to principally an advertising vehicle, rather than a mail order business, in Fall 1995 and suspended publication of its catalog entirely in early 1996.

     Operating income decreased to $25,275,000, or 3.5% of net sales, in 1995, from $77,291,000, or 11.7% of net sales, in 1994.
Amortization of goodwill was $9,506,000 in 1995 and 1994. Operating income without giving effect to such amortization was $34,781,000, or 4.8% of net sales, in 1995, and $86,797,000, or
13.2% of net sales, in 1994.

     Interest expense was $20,956,000 and $14,229,000 in 1995 and 1994, respectively. The increase in interest expense was attributable to higher interest rates applicable to the Company's debt obligations throughout most of the 1995 period and an increase in the Company's long-term debt. The weighted average interest rate on the Company's outstanding indebtedness at February 3, 1996 was 8.26% compared to 8.90% at January 28, 1995.

     The income tax provision was $5,157,000, or 120.5% of income before income taxes in the 1995 period compared to $30,274,000, or 48.1% of income before income taxes and extraordinary loss, in 1994. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

     As a result of the foregoing factors, the Company had a net loss of $876,000, or 0.1% of net sales, for 1995 compared to net income of $31,752,000, or 4.8% of net sales, for 1994.



Changes in Financial Position
-----------------------------

     Accounts receivable decreased to $63,605,000 at the end of 1996 from $70,395,000 at the end of 1995, a decrease of $6,790,000, or 9.7%. This decrease was primarily attributable to a decrease in construction allowances receivable, which declined $3,536,000, or 51.7%, to $3,309,000 and to a decrease in Ann
Taylor credit card receivables, which declined $2,900,000, or 5.1%, to $54,505,000 in 1996.


=================================================================

     Merchandise inventories decreased to $100,237,000 at February 1, 1997 from $102,685,000 at February 3, 1996, a decrease of $2,448,000, or 2.4%. Merchandise inventories at February 1, 1997 included approximately $13,728,000 of inventory associated with ATGS, the Company's recently acquired sourcing operation (see page 18). Total square footage increased to approximately 1,705,000 square feet at February 1, 1997 from approximately 1,651,000 square feet at February 3, 1996. Merchandise inventory on a per square foot basis, excluding inventory associated with ATGS, was approximately $51 at the end of 1996, compared to approximately $62 at the end of 1995, a decrease of approximately 19%. This decrease is a reflection of more conservative inventory management as part of the Company's strategy to increase inventory turns. Inventory turned 4.7 times in 1996, excluding inventory associated with ATGS, and the Company is planning inventory turns of at least 5.0 times in 1997. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with ATGS).

     Accounts payable decreased to $34,341,000 at the end of 1996 from $42,909,000 at the end of 1995, a decrease of $8,568,000.
The decrease in accounts payable is primarily due to decreased store inventory levels at the end of 1996.



Liquidity and Capital Resources
-------------------------------


     The Company's primary sources of working capital are cash flow from operations and borrowings under the Company's revolving credit facility under the Bank Credit Agreement and the Receivables Facility described below. The following sets forth material measures of the Company's liquidity:


                                                 Fiscal Year
                                        -----------------------------
                                          1996       1995      1994
                                        -----------------------------
                                           (dollars in thousands)
   Cash  provided  by
     operating activities............   $ 67,532   $ 7,376   $ 17,149
   Working capital...................   $118,850   $86,477   $102,181
   Current ratio.....................     2.53:1    1.77:1     2.55:1
   Debt to equity ratio..............      .35:1     .84:1      .61:1


     Cash provided by operating activities, as presented on the consolidated statements of cash flows, increased in 1996 principally as a result of increases in earnings, noncash charges, accounts payable and accrued liabilities, and decreases in receivables, merchandise inventories and prepaid expenses. Working capital increased as a result of a decrease in the current portion of long-term debt of approximately $40,000,000 partially offset by a decrease in merchandise inventories and receivables.

     The Company's Bank Credit Agreement provides, among other things, for a $25,000,000 term loan and a $125,000,000 revolving credit facility. As described below, in January 1996 the Company prepaid a portion of the term loan and reduced the revolving credit facility to $122,000,000. The principal amount of the term loan is payable on September 29, 1998, and the maturity date of the revolving credit facility is July 29, 1998; however, the Company is required to reduce the outstanding balance under the revolving credit facility to $50,000,000 or less for thirty consecutive days in 1996 and in each fiscal year thereafter. The maximum amount that may be borrowed under the revolving credit facility is reduced by the amount of commercial and standby letters of credit outstanding under the Bank Credit Agreement. At February 1, 1997, there were no borrowings outstanding under the revolving credit facility and the amount available under the facility was approximately $110,000,000. The Bank Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders, and requirements to maintain certain financial ratios and specified levels of net worth. The Company's ability to satisfy such financial covenants will be dependent upon, among other things, the Company's sales and earnings and the amount of capital expenditures made by the Company. The Bank Credit Agreement also provides for, among other things, an annual limitation on capital expenditures of $32,500,000 in 1997 and beyond, subject to increase if certain conditions are satisfied.


==================================================================

     In April and May of 1996, the Company completed the sale of an aggregate of $100,625,000 of preferred securities issued by its financing vehicle, AnnTaylor Finance Trust. The preferred securities have a liquidation preference of $50 per security and are convertible at the option of the holders thereof into shares of common stock of the Company at a conversion rate of 2.545 shares of common stock for each preferred security. A total of 2,012,500 preferred securities were issued, and are convertible into an aggregate of 5,121,812 shares of common stock, representing approximately 17% of the Company's outstanding common stock as of February 1, 1997. The Company received net proceeds of $95,984,000 in connection with the sale of the preferred securities and applied $94,000,000 to reduce outstanding borrowings under the revolving credit facility, without a permanent reduction of the commitment thereunder.

     In November 1995, Ann Taylor and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., received the proceeds of a $7,000,000 seven-year mortgage loan secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $65,000 through December 1, 1997, and thereafter in monthly installments sufficient to amortize the then remaining principal balance over a period of five years. Pursuant to the requirements of the Bank Credit Agreement, in January 1996 the Company applied one-half of the proceeds of the mortgage to reduce the amount available under the revolving credit facility, thereby reducing the revolving credit facility by $3,000,000, and prepaid a portion of the term loan.

     Since the fourth quarter of Fiscal 1993, Ann Taylor sells its proprietary credit card accounts receivable to AnnTaylor
Funding, Inc., a wholly owned subsidiary of Ann Taylor. AnnTaylor Funding, Inc. uses the receivables to secure borrowings of up to $40,000,000, depending upon the eligible accounts receivable balance, under a receivables financing facility (as amended, the "Receivables Facility"). The Receivables Facility matures in May 1998. AnnTaylor Funding, Inc. had total assets of approximately $55,189,000 at February 1, 1997, all of which are subject to the security interest of the lender under the Receivables Facility. At February 1, 1997, there were no borrowings outstanding under the Receivables Facility.

     In connection with the Sourcing Acquisition (described below), the Hongkong and Shanghai Banking Corporation ("HKSBC") entered into an Amended and Restated Credit Agreement (the "HKSBC Agreement") with ATGS, continuing the $40,000,000 credit facility of ATGS's predecessor. The facility is available principally for the issuance of letters of credit; cash borrowings under the facility are limited to a maximum of $8,000,000. Such credit facility matures on July 29, 1997 and contains financial and other covenants. As of February 1, 1997, commercial and standby letters of credit outstanding under this facility totaled $28,189,000 and there were no borrowings outstanding under this facility. If this facility is not extended beyond its current expiration, the Company believes that it has sufficient credit available under its Bank Credit Agreement to continue to obtain letters of credit in the normal course of business.

     The Company's capital expenditures totaled $16,107,000, $78,378,000, and $61,341,000 in 1996, 1995 and 1994,
respectively. The decrease in capital expenditures in 1996 is due primarily to the construction of fewer new and expanded stores compared to the prior year. The Company slowed its real estate expansion program in 1996 to enable it to more effectively consolidate the growth that had occurred during recent years. The Company expects its capital expenditure requirements will be approximately $27,000,000 in 1997, of which $23,000,000 will be allocated to the Company's real estate expansion program. The actual amount of the Company's capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores. See "Business- -Expansion".

     Dividends and distributions from Ann Taylor to the Company are restricted by the Bank Credit Agreement, the Receivables
Facility and the Indenture for Ann Taylor's 8-3/4% Notes.


====================================================================

     In order to finance its operations and capital requirements, the Company expects to use internally generated funds, trade credit and funds available to it under the Bank Credit Agreement and the HKSBC Agreement, as well as the Receivables Facility. The Company typically purchases merchandise from its third-party vendors (excluding manufacturers from whom ATGS purchases merchandise) on terms requiring payment within 30 days or less after the Company's receipt of the merchandise. If some or all of the Company's third-party vendors were to demand shorter payment terms, the Company's working capital needs would increase. The Company believes that cash flow from operations and funds available under the Bank Credit Agreement, the Receivables Facility and the HKSBC Agreement are sufficient to enable it to meet its on-going cash needs for its business, as presently conducted, for the foreseeable future.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share. The Company expects that this statement will have no material effect on the Company's reported earnings per share.



Sourcing Acquisition
--------------------

     In Fiscal 1995, the Company purchased approximately 16% of its merchandise directly from Cygne Designs, Inc. ("Cygne") and an additional 38% of its merchandise through the Company's direct sourcing joint venture with Cygne known as CAT. On September 20, 1996 (the "Effective Date"), Ann Taylor acquired the entire interest of Cygne in CAT and certain of the assets (the "Assets") of the Ann Taylor Woven Division of Cygne (the "Division") that were used for sourcing merchandise for Ann Taylor. As a result of the Sourcing Acquisition, CAT became an indirect wholly owned subsidiary of the Company and now performs all of Ann Taylor's direct sourcing functions, including those previously provided by the Division, under the name AnnTaylor Global Sourcing. The results of operations of ATGS are included in the consolidated financial statements of the Company since the Effective Date.

     The Company believes that the Sourcing Acquisition provides Ann Taylor with greater control over pre-production processes and production management, which it expects will result in a variety of operational benefits, such as greater consistency in merchandise quality and sizing. The Company also believes that it will recognize a net reduction in the cost of merchandise purchased through the sourcing division (after taking into account the cost of operating ATGS).

     In consideration for Cygne's interest in CAT and the Assets, the Company paid (i) 2,348,145 shares of common stock of the Company having an aggregate value, as of the Effective Date, of $36,000,000, (ii) $3,200,000 in cash in payment for inventory and fixed assets and (iii) approximately $6,500,000 in cash in settlement of open accounts payable by Ann Taylor to Cygne for merchandise delivered by Cygne prior to the closing. The Company also assumed certain liabilities related to the operations of the Division. The purchase price is subject to post-closing adjustments based upon final determination of the value of certain of the assets purchased and liabilities assumed. As of February 1, 1997, certain post-closing adjustments are expected to reduce the net cash paid for inventory and fixed assets to approximately $227,000. The total purchase price has been allocated to the tangible and intangible assets and liabilities of CAT and the Division that were acquired, based on
preliminary estimates of their respective fair values.   The
allocation of the purchase price reflected in the accompanying Consolidated Balance Sheets may be adjusted upon final determination of the purchase price adjustments, but management does not believe the subsequent changes, if any, will be significant. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 25 years.

     Pursuant  to  the terms of a Stockholders Agreement  entered into at the time of the Sourcing Acquisition, the Company registered the sale of the shares of Common Stock issued to Cygne as part of the consideration for the acquisition. Cygne subsequently sold, pursuant to this registration statement, all of the shares of Common Stock issued to it by the Company.


====================================================================

    In connection with the Sourcing Acquisition, Ann Taylor entered into two three-year consulting agreements with Cygne for the services of Mr. Bernard Manuel, Chairman and Chief Executive Officer of Cygne, and Mr. Irving Benson, then President of Cygne. In November 1996, Mr. Benson resigned from his employment with Cygne and, in accordance with the terms of the consulting agreement relating to Mr. Benson's services, Cygne's obligations and rights under the consulting agreement were automatically assigned to Mr. Benson.



Statement Regarding Forward Looking Disclosures
-----------------------------------------------

     Sections of this Annual Report, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, increased competition in the retail apparel industry; failure by the Company to accurately predict customer fashion preferences; a decline in the demand for merchandise offered by the Company; greater costs or difficulties than expected related to the assimilation of the sourcing functions and employees acquired in connection with the Sourcing Acquisition; general economic conditions that are less favorable than expected; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; an adverse outcome of certain litigation described in "Legal Proceedings" that materially and adversely affects the Company's financial condition; or lack of sufficient customer acceptance of the Ann Taylor Loft concept in the moderate-priced women's apparel market.


===================================================================

ITEM  8.   Financial Statements and Supplementary Data
           -------------------------------------------

     The  following  consolidated  financial  statements  of  the
Company  for the years ended February 1, 1997, February  3,  1996 and  January 28, 1995 are included as a part of this Report  (See
Item 14):

           Consolidated Statements of Operations for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

           Consolidated  Balance  Sheets as of  February  1,  1997  and
              February 3, 1996.

           Consolidated Statements of Stockholders' Equity for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

           Consolidated Statements of Cash Flows for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

           Notes to Consolidated Financial Statements.



ITEM 9.   Changes in and Disagreements with Accountants on Accounting
           -----------------------------------------------------------
           and Financial Disclosures
           -------------------------


           None.


=========================================================================

                            PART III




ITEM 10.   Directors and Executive Officers of the Registrant
           ---------------------------------------------------

     The information required by this item is incorporated herein by reference to the Section entitled "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.




ITEM 11.   Executive Compensation
           ----------------------

     The information required by this item is incorporated herein by reference to the Sections entitled "Compensation of Directors", "Executive Compensation" and "Employment Contracts" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.



ITEM 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

     The information required by this item is incorporated herein by  reference  to the Section entitled "Beneficial  Ownership  of
Common  Stock"  in  the Company's Proxy Statement  for  its  1997
Annual Meeting of Stockholders.



ITEM 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

     The information required by this item is incorporated herein by reference to the Sections entitled "Compensation of Directors and Related Matters" and "Compensation Committee Report on Executive Compensation--Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

     In  connection  with the Sourcing Acquisition,  the  Company issued to Cygne an aggregate of 2,348,145 shares of Common Stock.
See   "Management's   Discussion   and   Analysis   --   Sourcing
Acquisition".

===================================================================

                             PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

  (a)    List of documents filed as part of this Annual Report:

         The   following consolidated financial statements of the Company and the independent auditors' report are included on pages 27 through 46 and are filed as part of this Annual Report:

         Consolidated Statements of Operations  for  the fiscal  years ended February 1, 1997, February 3, 1996 and January 28, 1995; Consolidated Balance Sheets as of February 1, 1997, and
         February 3,  1996;  Consolidated Statements  of Stockholders'
         Equity for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995; Consolidated Statements of Cash Flows
         for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995; Notes to Consolidated Financial Statements; Independent Auditors' Report.


  (b)    Reports on Form 8-K

         None


  (c)    Exhibits

         The  exhibits listed below are filed as a part of this Annual
         Report.


    Exhibit Number
    --------------

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

  4.1.1 Instrument of Resignation, Appointment and Acceptance, dated as of December 1, 1995, among Ann Taylor, Fleet Bank, N.A., as Resigning Trustee, and Norwest Bank Minnesota, N.A., the Successor Trustee. Incorporated by reference to Exhibit 4.1.1 to the Annual Report on Form 10-K of the Company filed on April 8, 1996.

  10.1 Form of Warrant Agreement entered into between AnnTaylor and The Connecticut Bank and Trust Company, National Association, including the form of Warrant. Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company and Ann Taylor filed on June 21, 1989 (Registration No. 33-28522).

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

  10.2.1 First   Amendment   to  Amended  and   Restated   Credit
          Agreement, dated as of January 4, 1996, among Ann Taylor, Bank of America, Fleet Bank, National Association, as Co-Agents, the financial institutions from time to time party thereto, BA Securities, Inc., as Arranger, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.2.1 to the Annual Report on Form 10-K of the Company filed on April 8, 1996.

  10.2.2 Second Amendment to the Amended and Restated Credit Agreement, dated as of April 9, 1996 among Ann Taylor, Bank of America and Fleet Bank, National Association, as Co-Agents, the financial institutions from time to time party thereto, BA Securities Inc. as Arranger, and Bank of America as Agent. Incorporated by reference to
          Exhibit 10.1 on Form 10-Q of the Company for the Quarter ended August 3, 1996 filed on September 16, 1996.

====================================================================

Exhibit
Number
-------

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

  10.10 Employment Agreement dated as of February 1, 1994 between the Company and Sally Frame Kasaks. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company for the Quarter ended October 29, 1994 filed on December 9, 1994.

  10.11 Employment Agreement dated February 16, 1996 between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form
          10-K of the Company filed on April 8, 1996.

  10.11.1Amendment to the Employment Agreement, dated August  23,
          1996, between the Company and J. Patrick Spainhour.

  10.12 Employment Agreement dated November 25, 1996 between the Company and Patricia DeRosa. Incorporated by reference to Exhibit 10.3 to Form 10-Q of AnnTaylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

====================================================================

Exhibit
Number
-------

10.13 Employment Agreement dated September 20, 1996 between Ann Taylor and Dwight F. Meyer. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.14    Separation Agreement dated January 24, 1997 between  Ann
          Taylor and Paul E. Francis.

10.15    The  AnnTaylor Stores Corporation 1992 Stock Option  and
          Restricted  Stock  and  Unit Award  Plan,  Amended  and
          Restated  as  of  February 23, 1994 (the  "1992  Option
          Plan").

10.16 Amended and Restated Management Performance Compensation Plan as approved by stockholders on June 1, 1994. Incorporated by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

10.16.1 Amendment to the AnnTaylor Stores Corporation Management Performance Compensation Plan dated as of February 24, 1995. Incorporated by reference to
          Exhibit 10.22.2 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

10.17    Associate   Stock   Purchase  Plan.    Incorporated   by
          reference to Exhibit 10.31 to the Form 10-Q of the Company for the Quarter Ended October 31, 1992 filed on
          December 15, 1992.

10.18 Interest Rate Swap Agreement dated as of July 22, 1993, between Ann Taylor and Fleet Bank of Massachusetts, N.A. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.

10.19 Stock Purchase Agreement, dated as of July 13, 1993, between Ann Taylor and Cleveland Investment, Ltd. Incorporated by reference to Exhibit 10.7 to the Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.

10.20 Amended and Restated Receivables Financing Agreement dated October 31, 1995, among AnnTaylor Funding, Inc., Ann Taylor, Market Street Capital Corp. and PNC Bank, National Association. Incorporated by reference to
          Exhibit 10.31.4 to the Form 10-Q of the Company for the Quarter ended October 28, 1995 filed on December 8, 1995.

10.20.1 First Amendment to the Amended and Restated Receivables Financing Agreement, dated as of October 31, 1995, among AnnTaylor Funding, Inc., Ann Taylor, Market Street Capital Corp. and PNC Bank, National Association. Incorporated by reference to Exhibit
          10.5 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.21 Purchase and Sale Agreement dated as of January 27, 1994 between Ann Taylor and AnnTaylor Funding, Inc. Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of the Company filed on March 31, 1994.

10.22    AnnTaylor   Stores  Corporation  Deferred   Compensation
          Plan.   Incorporated by reference to Exhibit  10.33  to
          the Annual Report on Form 10-K of the Company filed on April 28, 1995.

10.22.1 Amendment to the AnnTaylor Stores Corporation Deferred Compensation Plan as approved by the Board of Directors on August 11, 1995. Incorporated by reference to
          Exhibit 10.33.1 to the Form 10-Q of the Company for the Quarter Ended July 29, 1995 filed on September 11, 1995.

10.23 Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Financing Statement dated November 20, 1995, between AnnTaylor Distribution Services, Inc., as Mortgagor, and General Electric Capital Assurance Company, as Mortgagee. Incorporated by reference to Exhibit 10.34 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

10.24 Promissory Note dated November 20, 1995 from Ann Taylor and AnnTaylor Distribution Services, Inc., collectively as Borrower, to General Electric Capital Assurance Company, as Lender. Incorporated by reference to
          Exhibit 10.35 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

===================================================================

Exhibit
Number
-------

10.25 Amended and Restated Credit Agreement, dated as of September 20, 1996, between AnnTaylor Global Sourcing, Inc. and the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.25.1 Promissory Note dated September 20, 1996 from AnnTaylor Global Sourcing, Inc. to the Hongkong and Shanghai Banking Corporation Limited, New York Branch. Incorporated by reference to Exhibit 10.7 to Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.25.2 Amended and Restated Security Agreement, dated as of September 20, 1996, between AnnTaylor Global Sourcing, Inc. and the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.25.3 Letter of Negative Pledge, dated as of September 20, 1996 from AnnTaylor Global Sourcing, Inc. to the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.9 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.26 Stock and Asset Purchase Agreement, dated as of June 7, 1996, by and among the Company, Ann Taylor, Cygne and Cygne Group (F.E.) Limited. Incorporated by reference to Exhibit 2 to the Registrants' Current Report on Form 8-K filed on June 10, 1996.

10.26.1 Amendment to Stock and Asset Purchase Agreement, dated as of August 27, 1996, by and among the Company, Ann Taylor, Cygne and Cygne Group (F.E.) Limited.
          Incorporated by reference to Exhibit 3 to the Registrants' Current Report on Form 8-K filed on August 30, 1996.

10.26.2  Stockholders Agreement, dated as of September 20,  1996,
          among   the  Company,  Cygne  and  Cygne  Group  (F.E.)
          Limited, a Hong Kong corporation and wholly owned subsidiary of Cygne.

10.26.3 Consulting Agreement, dated as of September 20, 1996, by and between the Company, Cygne and Mr. Bernard M.
          Manuel.

10.26.4 Consulting Agreement, dated as of September 20, 1996, by and between the Company, Cygne and Mr. Irving
          Benson.

10.27 Certificate of Trust of AnnTaylor Finance Trust. Incorporated by reference to Exhibit 4.1 to the Registration Statement of the Company and AnnTaylor Finance Trust filed on June 21, 1996 (Registration 333-06605).

10.27.1 Amended and Restated Declaration of Trust of AnnTaylor Finance Trust, dated as of April 25, 1996 among the Company, as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee and J. Patrick Spainhour, Paul E. Francis and Walter J. Parks, as Trustees. Incorporated by reference to Exhibit 4.2 to the Registration Statement of the Company and AnnTaylor Finance Trust filed on June 21, 1996 (Registration 333-06605).

10.27.2 Indenture, dated as of April 15, 1996, among AnnTaylor Stores Corporation and The Bank of New York, as Trustee, including form of Preferred Securities and form of Convertible Subordinated Debentures due 2016. Incorporated by reference to Exhibit 4.3 to the Registration Statement of the Company and AnnTaylor Finance Trust filed on June 21, 1996. (Registration No. 333-06605).

10.27.3 Amendment No. 1 to the Amended and Restated Declaration of Trust of AnnTaylor Finance Trust, dated as of August 27, 1996, between the Company and Bank of New York, as Trustee. Incorporated by reference to Exhibit 10.2 to Form 10-Q of Ann Taylor for the Quarter ended August 3, 1996 filed on September 16, 1996.

21       Subsidiaries of the Company.

23       Consent of Deloitte & Touche LLP.

27       Financial Data Schedule.

===================================================================

                           SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ANNTAYLOR STORES CORPORATION

                                      By:   /s/ J. Patrick Spainhour
                                            ------------------------
                                            J. Patrick Spainhour
                                            Chairman and Chief
                                              Executive Officer

Date:  May 1, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Patrick Spainhour   Chairman and Chief           May 1, 1997
------------------------    Executive Officer        ----------------
    J. Patrick Spainhour      and Director



/s/ Patricia DeRosa        President and Chief          May 1, 1997
------------------------    Operating Officer       -----------------
    Patricia DeRosa           and Director




/s/ Walter J. Parks        Senior Vice President-       May 1, 1997
------------------------    Chief Financial        ------------------
    Walter J. Parks            Officer




/s/ James M. Smith         Vice President and           May 1, 1997
________________________    Controller, Principal    -----------------
    James M. Smith             Accounting Officer




/s/ Gerald S. Armstrong    Director                     May 1, 1997
-------------------------                           -------------------
    Gerald S. Armstrong




/s/ James J. Burke, Jr.    Director                     May 1, 1997
-------------------------                          ---------------------
    James J. Burke, Jr.




/s/ Robert C. Grayson      Director                     May 1, 1997
-------------------------                         ----------------------
    Robert C. Grayson




/s/ Rochelle B. Lazarus    Director                     May 1, 1997
-------------------------                        ------------------------
    Rochelle B. Lazarus





/s/ Hanne M. Merriman      Director                  May 1, 1997
-------------------------                    -------------------------
    Hanne M. Merriman



=======================================================================

                  ANNTAYLOR STORES CORPORATION
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                   Page No.
                                                                   --------

Independent Auditors' Report......................................    28

Consolidated Financial Statements:

    Consolidated Statements of Operations for the fiscal years ended February 1, 1997, February 3, 1996 and
      January 28, 1995............................................    29

    Consolidated Balance Sheets as of February 1, 1997 and
      February 3, 1996............................................    30

    Consolidated Statements of Stockholders' Equity for the
      fiscal years ended February 1, 1997, February 3, 1996
      and January 28, 1995........................................    31

    Consolidated Statements of Cash Flows for the fiscal years ended February 1, 1997, February 3, 1996 and
      January 28, 1995............................................    32

    Notes to Consolidated Financial Statements....................    33


==========================================================================

                  INDEPENDENT AUDITORS' REPORT




To the Stockholders of
  ANNTAYLOR STORES CORPORATION:


     We have audited the accompanying consolidated financial statements of AnnTaylor Stores Corporation and its subsidiaries, listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP


New York, New York
March 6, 1997


===================================================================

                  ANNTAYLOR STORES CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Years Ended February 1, 1997, February 3, 1996 and
                        January 28, 1995






                                                Fiscal Years Ended
                                       --------------------------------------
                                       February  1,  February 3,  January 28,
                                           1997          1996        1995
                                       ------------  -----------  -----------

                                      (in thousands, except per share amounts)

Net sales................................ $798,117     $731,142     $658,804
Cost of sales............................  443,443      425,225      357,783
                                           -------      -------      -------
Gross profit                               354,674      305,917      301,021
Selling, general and
  administrative  expenses...............  291,027      271,136      214,224
Studio shoe stores closing expense.......    3,600          ---          ---
Employment contract separation expense...    3,500          ---          ---
Amortization of goodwill.................   10,086        9,506        9,506
                                           -------      -------      -------
Operating income.........................   46,461       25,275       77,291
Interest expense.........................   24,416       20,956       14,229
Other expense, net.......................      403           38          168
                                           -------      -------      -------
Income  before  income  taxes and
  extraordinary  loss....................   21,642        4,281       62,894
Income tax provision.....................   12,975        5,157       30,274
                                           -------      -------      -------
Income (loss) before extraordinary loss..    8,667         (876)      32,620
Extraordinary loss (net of income
  tax benefit of $654,000)...............      ---          ---          868
                                           -------      -------      -------
   Net income (loss)..................... $  8,667     $   (876)    $ 31,752
                                           =======      =======      =======

Net income (loss) per share of common stock:
Income  (loss)  per share before
  extraordinary  loss.................... $    .36     $   (.04)    $   1.40
Extraordinary loss per share.............      ---          ---         (.04)
                                           -------      -------      -------
   Net income (loss) per share........... $    .36     $   (.04)    $   1.36
                                           =======      =======      =======




          See accompanying notes to consolidated financial statements.


=============================================================================

                  ANNTAYLOR STORES CORPORATION
                   CONSOLIDATED BALANCE SHEETS
              February 1, 1997 and February 3, 1996



                                             February 1,  February 3,
                                                 1997         1996
                                             -----------  -----------
                                   (in thousands, except per share amounts)

                 ASSETS

Current assets
 Cash                                          $  7,025    $  1,283
 Accounts receivable, net                        63,605      70,395
 Merchandise inventories                        100,237     102,685
 Prepaid expenses and other current assets       25,653      24,307
                                                -------     -------
     Total current assets                       196,520     198,670
Property and equipment
 Land and building                                8,930       8,923
 Leasehold improvements                          76,576      73,677
 Furniture and fixtures                         120,268      99,548
 Construction in progress                         3,307      14,190
                                                -------     -------
                                                209,081     196,338
 Less accumulated depreciation
   and amortization                              65,648      42,443
                                                -------     -------
     Net property and equipment                 143,433     153,895
Goodwill, net                                   341,779     313,525
Deferred financing costs, net                     2,743       3,933
Other assets                                      3,664       8,686
                                                -------     -------
     Total assets                              $688,139    $678,709
                                                =======     =======


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                              $ 34,341     $42,909
 Accrued tenancy                                  6,827       5,675
 Gift certificates redeemable                     4,903       4,269
 Accrued expenses                                31,312      19,074
 Current portion of long-term debt                  287      40,266
                                                -------     -------
     Total current liabilities                   77,670     112,193
Long-term debt                                  130,905     232,192
Deferred income taxes                             4,872       1,300
Other liabilities                                 7,952       7,336
Commitments and contingencies
Company-Obligated Mandatorily
  Redeemable Convertible
  Preferred Securities of Subsidiary,
  AnnTaylor Finance Trust,
  Holding Solely Convertible Debentures          96,158         ---
Stockholders' equity
 Common stock, $.0068 par value;
   40,000,000 shares authorized;
   25,598,489 and 23,127,743 shares
   issued, respectively                             174         157
 Additional paid-in capital                     349,545     311,284
 Warrants to acquire 2,814 and 36,605
   shares of common stock, respectively              46         596
 Retained earnings                               22,613      14,120
 Deferred compensation on restricted stock       (1,590)        (33)
                                                -------     -------
                                                370,788     326,124
     Treasury stock, 11,601 and 44,983
       shares, respectively, at cost               (206)       (436)
                                                -------     -------
     Total stockholders' equity                 370,582     325,688
                                                -------     -------
     Total liabilities and stockholders'
       equity                                  $688,139    $678,709
                                                =======     =======


     See accompanying notes to consolidated financial statements.


======================================================================

                  ANNTAYLOR STORES CORPORATION
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Fiscal Years Ended February 1, 1997, February 3, 1996 and
                        January 28, 1995
                         (in thousands)



                                                  Retained
                            Addi-                Earnings           Treasury
              Common Stock  tional    Warrants    Accum- Restric-     Stock
             -------------- Paid-in _____________ ulated ted Stock_____________
             Shares  Amount Capital Shares Amount Deficit) Awards Shares Amount
             ------  ------ ------- ------ ------ -------- ------ ------ ------

Balance at
 January 29,
 1994         21,903 $  149 $271,810  446  $7,378 $(16,756) $(119) 451 $(3,191)
Net income       ---    ---      ---  ---     ---    31,752   ---  ---     ---
Exercise of
 stock options
 and related
 tax benefit     191      2    4,480   ---    ---       ---   ---    3    (118)
Exercise of
 warrants        ---    ---    3,675  (388)(6,427)      ---   --- (388)  2,752
Issuance of
 common stock  1,000      6   30,414   ---    ---       ---   ---  ---     ---
Activity
 related
 to common
 stock issued
 as employee
 incentives       13    ---      335   ---    ---       ---   (30) ---     ---
              ------    ---   ------  ----  -----    ------   ---  ---   -----

Balance at
 January 28,
 1995         23,107    157  310,714    58    951    14,996  (149)  66    (557)
Net loss         ---    ---      ---   ---    ---      (876)  ---  ---     ---
Exercise of
 stock options
 and related
 tax benefit      23    ---      405   ---    ---       ---    ---  ---    (12)
Exercise of
 warrants        ---    ---      203   (21)  (355)      ---    ---   (22)   152
Activity related
 to common
 stock issued
 as employee
 incentives       (2)   ---      (38)  ---    ---       ---    116     1    (19)
              ------    ---   ------  ----  -----    ------    ---   ---   ----
Balance at
 February 3,
 1996         23,128    157  311,284    37    596    14,120    (33)   45   (436)
Net income       ---    ---      ---   ---    ---     8,667    ---   ---    ---
Exercise of
 stock options
  and related
  tax benefit     18    ---       216   ---    ---      ---     ---   ---   ---
Exercise of
 warrants        ---    ---       314   (34)  (550)     ---     ---   (34)  236
Issuance of
 stock for
 Sourcing
 Acquisition   2,348     16    35,984   ---    ---      ---     ---   ---   ---
Amortization
 of discount
 on preferred
 securities      ---    ---       ---   ---    ---     (174)     ---  ---   ---
Activity
 related to
 common stock
 issued as
 employee
 incentives      104       1    1,747   ---    ---      ---   (1,557)   1    (6)
              ------     ---  ------   ----  -----   ------   ------   --  ----
Balance at
 February 1,
 1997         25,598  $  174 $349,545     3    $46  $22,613  $(1,590)  12 $(206)
              ======     ===  =======  ====  =====   ======   ======   ==  ====


         See accompanying notes to consolidated financial statements.


================================================================================

                  ANNTAYLOR STORES CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended February 1, 1997, February 3, 1996 and
                        January 28, 1995

                                                   Fiscal Years Ended
                                            ----------------------------------
                                            February 1,  February 3, January 28,
                                               1997         1996       1995
                                            -----------   ---------- ----------

                                                        (in thousands)
Operating activities:
  Net income (loss).........................   $  8,667   $   (876)   $ 31,752
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
      Extraordinary loss....................        ---        ---       1,522
      Equity earnings in CAT................     (1,402)    (1,646)     (1,547)
      Provision  for loss on
        accounts receivable.................      1,803      1,280       1,727
      Depreciation and amortization.........     26,208     18,788      11,787
      Amortization of goodwill..............     10,086      9,506       9,506
      Amortization of deferred
        compensation........................        191         68         298
      Non-cash interest.....................      1,574      1,004         978
      Deferred income taxes.................       (985)     3,150         ---
      Loss  on disposal of property
        and equipment.......................      3,209      1,143       1,268
      Change in assets and liabilities
        net of effects from purchase
        of AnnTaylor Global Sourcing:
             Decrease  (increase)
               in receivables...............      4,987    (10,464)    (13,659)
             Decrease (increase) in
               merchandise inventories......      9,342     (8,980)    (32,815)
            Decrease (increase) in
              prepaid expenses and
              other current assets..........        247    (12,951)       (772)
            Decrease in other non-current
              assets and liabilities, net...        738        429         567
          Increase in accounts payable
            and accrued liabilities.........      2,867      6,925       6,537
                                                -------    -------     -------
  Net cash provided by operating
    activities..............................     67,532      7,376      17,149
                                                -------    -------     -------
Investing activities:
  Purchases  of  property  and  equipment...    (16,107)   (78,378)    (61,341)
  Purchase of AnnTaylor Global Sourcing.....       (227)       ---         ---
                                                -------    -------     -------
  Net cash used by investing activities.....    (16,334)   (78,378)    (61,341)
                                                -------    -------     -------
Financing activities:
  Borrowings (repayments) under
    revolving credit facility...............   (101,000)    37,000      64,000
  Payments of long-term debt................        ---        ---     (56,000)
  Net proceeds from issuance
    of preferred securities.................     95,984        ---         ---
  Net proceeds from issuance
    of common stock.........................        ---        ---      30,420
  Proceeds from term loan...................        ---     24,500         ---
  Proceeds from (payments of) mortgage......       (266)     6,958         ---
  Borrowings (repayments) under
    receivables  facility...................    (40,000)     4,000       3,000
  Proceeds from exercise of stock options...        210        384       4,371
  Payment of financing costs................       (384)    (2,108)       (340)
                                                -------    -------     -------
  Net cash provided by (used by)
    financing activities....................    (45,456)    70,734      45,451
                                                -------    -------     -------
Net increase (decrease) in cash.............      5,742       (268)      1,259
Cash, beginning of year.....................      1,283      1,551         292
                                                -------    -------     -------
Cash, end of year...........................   $  7,025   $  1,283    $  1,551
                                                =======    =======     =======
Supplemental Disclosures of
  Cash Flow Information:
  Cash paid during the year
    for interest............................   $ 22,689   $ 19,607    $ 13,211
                                                =======    =======     =======
  Cash  paid  during the year
    for income taxes........................   $  8,990   $  6,886    $ 26,242
                                                =======    =======     =======


        See accompanying notes to consolidated financial statements.

=============================================================================

                  ANNTAYLOR STORES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Ann Taylor is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold principally under the Ann Taylor brand name.



Basis of Presentation
---------------------

     The consolidated financial statements include the accounts of AnnTaylor Stores Corporation (the "Company") and AnnTaylor, Inc. ("Ann Taylor"). The Company has no material assets other than the common stock of Ann Taylor and the common securities of AnnTaylor Finance Trust and conducts no business other than the management of Ann Taylor. All intercompany accounts have been eliminated in consolidation.

     Certain Fiscal 1995 and 1994 amounts have been reclassified to conform to the Fiscal 1996 presentation.



Fiscal Year
-----------

     The Company follows the standard fiscal year of the retail industry, which is a 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year. The fiscal year ended February 3, 1996 included 53 weeks. The other fiscal years presented included 52 weeks.



Finance Service Charge Income
-----------------------------

     Income  from  finance service charges relating  to  customer
receivables,  which  is  deducted  from  selling,   general   and
administrative expenses, amounted to $9,024,000 for Fiscal 1996, $8,328,000 for Fiscal 1995 and $6,871,000 for Fiscal 1994.



Merchandise Inventories
-----------------------

     Merchandise inventories are accounted for by the retail inventory method and are stated at the lower of cost (first-in, first-out method) or market. The majority of the Company's inventory represents finished goods available for sale.



Property and Equipment
----------------------

     Property and equipment are recorded at cost. The Company capitalized interest costs of approximately $1,300,000 in Fiscal 1995. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets (3 to 40 years) or, in the case of leasehold improvements, over the lives of the respective leases, if shorter.



Pre-Opening Expenses
--------------------

     Pre-opening store expenses are charged to selling, general and administrative expenses in the period incurred.


====================================================================

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)





1.   Summary of Significant Accounting Policies (Continued)
     -------------------------------------------------------


Deferred Financing Costs
------------------------

     Deferred  financing  costs  are being  amortized  using  the
interest  method over the term of the related debt.   Accumulated
amortization  at  February  1, 1997  and  February  3,  1996  was
$3,534,000 and $1,960,000, respectively.



Goodwill
--------

     Goodwill relating to the 1989 acquisition of Ann Taylor by the Company is being amortized on a straight-line basis over 40 years. Goodwill relating to the 1996 Sourcing Acquisition (see
Note 13) is being amortized on a straight-line basis over 25 years. Accumulated amortization at February 1, 1997 and February 3, 1996 was $76,811,000 and $66,725,000, respectively. On an annual basis, the Company compares the carrying value of its goodwill to an estimate of the Company's fair value to evaluate the reasonableness of the carrying value and remaining amortization period. Fair value is computed using projections of future cash flows.



Income Taxes
------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized, and income or expense is recorded, for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.



Use of Estimates
----------------

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



Impairment of Long-Lived Assets
--------------------------------

     The   Company  adopted  Statement  of  Financial  Accounting
Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), in Fiscal 1996. The implementation of SFAS 121 did not have a material adverse effect on the consolidated financial statements of the Company.


==================================================================

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




2.   Long-Term Debt
     --------------

     The following summarizes long-term debt outstanding at February 1, 1997 and February 3, 1996:


                                   February 1, 1997     February 3, 1996
                                 -------------------   --------------------
                                            Estimated             Estimated
                                  Carrying    Fair       Carrying    Fair
                                   Amount     Value       Amount     Value
                                   ------     -----       ------     -----

                                                (in thousands)
Senior Debt:
 Revolving credit facility.....  $    ---     $  ---    $101,000    $101,000
 Term loan.....................    24,500     24,500      24,500      24,500
 Mortgage......................     6,692      6,692       6,958       6,958
8-3/4% Notes...................   100,000     97,750     100,000      83,125
Interest rate swap agreement...       ---        ---         ---         384
Receivables facility...........       ---        ---      40,000      40,000
                                  -------    -------     -------     -------
        Total  debt............  131,192    128,942     272,458     255,967
Less current portion...........       287        287      40,266      40,266
                                  -------    -------     -------     -------
        Total  long-term debt..  $130,905   $128,655    $232,192    $215,701
                                  =======    =======     =======     =======

     In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the Company determined the estimated fair value of its financial instruments using quoted market information, as available. As judgment is involved, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     The Company's Bank Credit Agreement provides, among other things, for a $25,000,000 term loan and a $125,000,000 revolving credit facility. As described below, in January 1996, the
Company prepaid a portion of the term loan and reduced the revolving credit facility to $122,000,000. The principal amount of the term loan is payable on September 29, 1998, and the maturity date of the revolving credit facility is July 29, 1998; however, the Company is required to reduce the outstanding loan balance under the revolving credit facility to $50,000,000 or less for thirty consecutive days during Fiscal 1996 and in each fiscal year thereafter. The maximum amount that may be borrowed under the revolving credit facility is reduced by the amount of commercial and standby letters of credit outstanding under the Bank Credit Agreement. At February 1, 1997 the amount available under the revolving credit facility was $110,000,000.

     The term loan bears interest at a rate equal to, at the Company's option, the Bank of America National Trust and Savings Association ("Bank of America") (1) Base Rate plus 2.50%, or (2) Eurodollar Rate plus 3.50%, and amounts outstanding under the revolving credit facility bear interest at a rate equal to, at the Company's option, the Bank of America (1) Base Rate, or (2) Eurodollar Rate plus 1.00%. In addition, Ann Taylor is required to pay the lenders a quarterly commitment fee of 0.375% per annum of the unused revolving loan commitment. At February 1, 1997, the interest rate on the $24,500,000 outstanding under the term loan was 8.938% per annum.

     Under the terms of the Bank Credit Agreement, Bank of America obtained a pledge of Ann Taylor's outstanding common stock held by the Company and a security interest in certain assets of Ann Taylor, excluding inventory and accounts receivable. In addition, the Bank Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders, and maintaining certain financial ratios and specified levels of net worth. The Bank Credit Agreement also provides for, among other things, an annual limitation on capital expenditures of $25,000,000 in Fiscal 1996 and $32,500,000 in Fiscal 1997 and beyond, subject to increase if certain conditions are satisfied.


===================================================================

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



2.   Long-Term Debt (Continued)
     --------------------------

     Since the fourth quarter of Fiscal 1993, Ann Taylor sells its proprietary credit card accounts receivable to AnnTaylor Funding, Inc., a wholly owned subsidiary of Ann Taylor, that uses the receivables to secure borrowings of up to $40,000,000, based on its eligible accounts receivable, under a receivables financing facility (the "Receivables Facility"). The Receivables Facility matures in May 1998. As of February 1, 1997, there were no borrowings outstanding under the Receivables Facility. AnnTaylor Funding, Inc. had total assets of approximately $55,189,000 at February 1, 1997, all of which are subject to the security interest of the lender under the Receivables Facility.

     On June 28, 1993, Ann Taylor issued $110,000,000 principal amount of its 8-3/4% Subordinated Notes due 2000 ("8-3/4% Notes"). The outstanding principal amount of these notes as of February 1, 1997 was $100,000,000.

     In July 1993, Ann Taylor entered into a $110,000,000 (notional amount) interest rate swap agreement, which had the effect of converting the Company's interest obligations on the 8-3/4% Notes to a variable rate. Under the agreement, the Company received a fixed rate of 4.75% and paid a floating rate based on LIBOR, as determined in six month intervals. The swap agreement
matured  in  July  1996.   Net receipts  or  payments  under  the
agreement were recognized as adjustments to interest expense.

     In November 1995, Ann Taylor and its wholly owned subsidiary AnnTaylor Distribution Services, Inc. received the proceeds of a $7,000,000 seven-year mortgage loan secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $65,000 through December 1, 1997, and thereafter in monthly installments sufficient to amortize the then remaining principal balance over a period of five years. Pursuant to the requirements of the Bank Credit Agreement, in January 1996, the Company applied one-half of the proceeds of the mortgage to reduce the amount available under the revolving credit facility, thereby reducing the revolving credit facility by $3,000,000, and prepaid a portion of the term loan.

     The   aggregate   principal  payments   of   all   long-term
obligations are as follows:

       Fiscal Year                             (in thousands)
       ----------
         1997..................................   $    287
         1998..................................     25,748
         1999..................................      1,206
         2000..................................    101,300
         2001..................................      1,401
         2002 and thereafter...................      1,250
                                                   -------
           Total...............................   $131,192
                                                   =======

     At  February  1, 1997 and February 3, 1996, Ann  Taylor  had
outstanding  commercial and standby letters of credit  under  the
Bank    Credit   Agreement   of   $12,116,000   and   $7,850,000,
respectively.

     In  connection  with the Sourcing Acquisition  discussed  in
Note 13, the Hongkong and Shanghai Banking Corporation entered into an Amended and Restated Credit Agreement with AnnTaylor Global Sourcing, Inc. ("ATGS", formerly known as CAT US Inc.
("CAT") and now a wholly owned subsidiary of Ann Taylor), continuing the $40,000,000 credit facility of ATGS's predecessor. The facility is available principally for the issuance of letters of credit; cash borrowings under the facility are limited to a maximum of $8,000,000. Such credit facility matures on July 29, 1997 and contains financial and other covenants. As of February 1, 1997, commercial and standby letters of credit outstanding under this facility totaled $28,189,000 and there were no borrowings outstanding under this facility.


===================================================================

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




3.   Preferred Securities
     ---------------------

     In April and May of Fiscal 1996, the Company completed the sale of an aggregate of $100,625,000 of 8-1/2% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities (the
"preferred   securities")  issued  by  its   financing   vehicle,
AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). The preferred securities have a liquidation preference of $50 per security ($100,625,000 in the aggregate) and are convertible at the option of the holders thereof into the Company's common stock at a conversion rate of 2.545 shares of common stock for each preferred security (equivalent to $19.65 per share of common stock, which represented a 20% premium to the $16.375 closing price of the common stock on the New York Stock Exchange at the date of the execution of the purchase agreement relating to the sale of the preferred securities). The sole assets of the Trust are $103,700,000 of 8-1/2% Convertible Subordinated Debentures of the Company maturing on April 15, 2016. A total of 2,012,500 preferred securities were issued, and are convertible into an
aggregate  of  5,121,812  shares of common  stock.   The  Company
received net proceeds of $95,984,000 in connection with the  sale of the preferred securities, of which $94,000,000 was applied to reduce outstanding borrowings under Ann Taylor's revolving credit
facility,   without  a  permanent  reduction  of  the  commitment
thereunder. The carrying value and estimated fair value of the preferred securities at February 1, 1997 were $96,158,000 and $107,669,000, respectively.


4.   Allowance for Doubtful Accounts
     -------------------------------

     A summary of activity in the allowance for doubtful accounts for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 is as follows:

                                                  Fiscal Years Ended
                                         -----------------------------------
                                         February 1,  February 3, January 28,
                                             1997         1996       1995
                                         -----------  ----------- -----------

                                                   (in thousands)

     Balance at beginning of year......... $   736     $   931    $   787
     Provision  for  loss  on
       accounts  receivable...............   1,803       1,280      1,727
     Accounts written off.................  (1,728)     (1,475)    (1,583)
                                            ------      ------     ------
     Balance at end of year............... $   811     $   736    $   931
                                            ======      ======     ======


5.   Commitments and Contingencies
     -----------------------------


Rental Commitments
------------------

     Ann Taylor occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a certain threshold. In addition, most of the leases require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments shown below.

=================================================================

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



5.   Commitments and Contingencies (Continued)
     -----------------------------------------

     Future minimum lease payments under non-cancelable operating leases at February 1, 1997 are as follows:

     Fiscal Year                         (in thousands)
     ------------
      1997................................ $ 60,021
      1998................................   59,242
      1999................................   56,288
      2000................................   54,164
      2001................................   51,306
      2002 and thereafter.................  242,431
                                            -------
           Total                           $523,452
                                            =======

     Rent expense for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 was as follows:



                                      Fiscal Years Ended
                                ----------------------------------
                                February 1, February 3, January 28,
                                    1997        1996        1995
                                ----------- ----------- -----------
                                         (in thousands)

     Minimum rent...............  $55,571      $47,132     $35,382
     Percentage rent............    2,433        3,090       4,684
                                   ------       ------      ------
          Total.................  $58,004      $50,222     $40,066
                                   ======       ======      =======


Litigation
----------

     The Company has been named as a defendant in several legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

     In addition, the Company, Ann Taylor, certain officers and directors of the Company and Ann Taylor, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. have been named as defendants in a purported class action lawsuit filed by certain alleged stockholders alleging that the Company and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of the Company's common stock. The Company believes that the complaint is without merit and intends to defend the action vigorously. The Company and other defendants have filed motions to dismiss the action. These motions are pending, and discovery in this case has been suspended pending judicial disposition of these motions. As the case is in preliminary stages, any liability that may arise from this action cannot be predicted at this time.


Other
-----

     The Company is currently under tax examination by the Internal Revenue Service (the "IRS"). Such examination is not yet complete and no assertions or claims have yet been made by the IRS. Management believes that the effect of any claims which may arise as a result of the IRS audit will not have a materially adverse effect on the consolidated financial condition, operating results or liquidity of the Company. However, there can be no assurance that certain claims will not be made or that the effect of such claims will not be significant.


=======================================================================

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



6.   Net Income per Share
     ---------------------

     Net income per share is calculated by dividing net income by the total of the weighted average number of common shares and common share equivalents outstanding during the period, assuming the exercise of the warrants and the dilutive effect of the stock options, computed in accordance with the treasury stock method. Fully diluted income per share, assuming the conversion into common stock of the preferred securities, is not presented for the year ended February 1, 1997 due to the antidilutive effect of the assumed conversion.

     The number of shares used in the calculation for the fiscal years ended February 1, 1997, February 3, 1996 and January 28,
1995 was as follows:

                                       Fiscal Years Ended
                              ------------------------------------
                              February  1, February  3, January 28,
                                  1996        1995          1994
                              ------------ ------------ -----------
                                         (in thousands)
        Common shares............ 23,981      23,067       22,687
        Warrants.................     22          44           90
        Stock options............    101          98          509
                                  ------      ------       ------
                                  24,104      23,209       23,286
                                  ======      ======       ======

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share. The Company expects that this statement will have no material effect on earnings per share.


7.   Common Stock Warrants
     ---------------------

     At February 1, 1997, the Company had outstanding warrants to acquire, in the aggregate, 2,814 shares of the common stock of the Company (the "Warrants"). The Warrants, when exercised, entitle the holders thereof to acquire such shares, subject to adjustment, at no additional cost. The Warrants expire on July 15, 1999 and became exercisable as a result of the initial public offering of the Company's common stock in May 1991.


8.   Preferred Stock
     ----------------
     At February 1, 1997, February 3, 1996 and January 28, 1995, there were 2,000,000 shares of preferred stock, par value $.01, authorized and unissued.


9.   Stock Options Plans
     -------------------

     In 1989 and 1992, the Company established stock option plans. 137,969 shares of common stock are reserved for issuance under the 1989 plan and 1,456,600 shares of common stock are reserved for issuance under the 1992 plan. Under the terms of both plans, the exercise price of any option may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options granted prior to 1994 generally vest over a five year period, with 20% becoming exercisable immediately upon grant of the option and 20% per year for the next four years. Stock options granted since 1994 generally vest either (i) over a four year period, with 25% becoming exercisable on each of the first four anniversaries of the grant, or (ii) in nine years with accelerated vesting upon the achievement of specified earnings or stock price targets within a five year period. All stock options granted under the 1989 plan and the 1992 plan expire ten years from the date of grant. At February 1, 1997, there were 20,327 shares under the 1989 plan and 110,157 shares under the 1992 plan available for future grant. In addition, in Fiscal 1992 the Company granted its then-Chairman options to purchase an aggregate of 200,000 shares; this grant was made outside of the option plans.

==================================================================

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




9.   Stock Options Plans (Continued)
     -------------------------------

     The Company accounts for the stock options in accordance with Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards. Had compensation costs of option awards been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company would have been required to prepare a fair value model for such options and record such amount in the financial statements as compensation expense. Proforma net income and net income per share for Fiscal 1996 after taking into account such expense would have been $8.2 million and $0.34, respectively, and proforma net loss and net loss per share for Fiscal 1995 would have been $1.1 million and $0.05, respectively. The Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes option pricing model with the following weighted average assumptions used for grants for the fiscal years ended February 1, 1997 and February 3, 1996: risk-free interest rate of 5.8% and 7.0%, respectively; expected life of 4.3 years and 5.0 years, respectively; and expected volatility of 44.8% and 55.2%, respectively.

     The following summarizes stock option transactions for the fiscal years ended February 1, 1997, February 3, 1996 and January
28, 1995:


                                              Weighted          Number
                           Option Prices   Average Price      of Shares
                           --------------  -------------     ----------
Outstanding Options
  January 29, 1994.....    $6.80 - $26.00      $18.95           909,312
 Granted...............  $25.375 - $42.75      $26.73           787,500
 Exercised.............    $6.80 - $28.00      $15.71          (190,771)
 Canceled..............    $6.80 - $28.00      $24.18          (108,035)

Outstanding Options
  January 28, 1995.....    $6.80 - $42.75      $23.03         1,398,006
 Granted...............   $12.50 - $44.125     $31.90           478,250
 Exercised.............    $6.80 - $22.75      $13.68           (22,611)
 Canceled..............    $6.80 - $42.75      $27.64          (299,468)

Outstanding Options
  February 3, 1996.....    $6.80 - $44.125     $28.00         1,554,177
 Granted...............   $11.00 - $21.625     $17.52           463,500
 Exercised.............        $6.80           $ 6.80           (18,234)
 Canceled..............   $11.50 - $42.75      $27.31          (335,358)

Outstanding Options
  February 1, 1997.....    $6.80 - $44.125     $22.69          1,664,085


     At February 1, 1997, February 3, 1996 and January 28, 1995 there were exercisable 660,290 options, 586,135 options and 461,669 options, respectively, which have weighted average exercise prices of $21.03 per share, $19.78 per share and $17.77 per share, respectively.

     In 1994, the Company's 1992 stock option plan was amended and restated to include restricted stock and unit awards. A unit represents the right to receive the cash value of a share of common stock on the date the restrictions on the unit lapse. On February 23, 1994, 13,630 shares of restricted stock and 6,820 restricted units were awarded. The restrictions on these grants lapse with respect to one-third of the shares and units awarded on each of the first through third anniversaries of the date of the grant. In the event a grantee terminates employment with the Company, any restricted stock or restricted units remaining subject to restrictions are forfeited. As of February 1, 1997, 2,688 shares of restricted stock and 1,345 restricted units were outstanding. The resulting unearned compensation expense was charged to stockholders' equity and is being amortized over the applicable restricted period.

====================================================================

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




10.  Executive Compensation
     ----------------------

     Effective August 23, 1996, the then-Chairman and Chief Executive Officer and Director of the Company and its wholly owned subsidiary, Ann Taylor, resigned from her position. See
Note 12 for a discussion of the Company's obligations under the former Chairman's employment agreement.

     Upon this resignation, the Company's then-President and Chief Operating Officer J. Patrick Spainhour was promoted to the position of Chairman and Chief Executive Officer. In connection with this promotion, Mr. Spainhour was granted 75,000 shares of restricted common stock. The resulting unearned compensation expense of $1,171,875, based on the market value on the date of the grant, was charged to stockholders' equity and is being amortized over the restricted period applicable to these shares. Additionally, as of December 9, 1996, the President and Chief Operating Officer of the Company received a grant of 30,000 restricted shares of common stock and 20,000 restricted units of common stock. The resulting unearned compensation expense of $592,500, based on the market value on the date of the grant, was charged to stockholders' equity and is being amortized over the restricted period applicable to these shares. For the fiscal year ended February 1, 1997, unearned compensation expense of $174,744 was amortized.


11.  Extraordinary Item
     ------------------

     On May 18, 1994, the Company completed a public offering of 1,000,000 shares of common stock (the "Offering") at a price of $32.00 per share, resulting in aggregate net proceeds of $30,420,000 to the Company (after payment of underwriting discounts and expenses of the Offering payable by the Company). As required by the Company's then-existing bank credit agreement, $30,000,000 of the net proceeds of the Offering were used to reduce the amount of a term loan outstanding under that agreement. The write-off of deferred financing costs associated with the payment on the term loan with the proceeds of the Offering and refinancing of long-term debt resulted in an extraordinary loss in Fiscal 1994 of $1,522,000 ($868,000 net of income tax benefit). Fiscal 1994 proforma income before extraordinary loss, income before extraordinary loss per share and weighted average shares outstanding, assuming the Offering had occurred at the beginning of the year, would have been $32,875,000, $1.40 and 23,536,000, respectively.

     The  Offering was consummated concurrently with  the  public offering and sale of 4,075,000 shares of the Company's common stock held by certain affiliates of ML&Co. (the "Selling Stockholders"). The Company did not receive any of the proceeds of the shares sold by the Selling Stockholders.


12.  Nonrecurring Charges
     --------------------

Studio Shoe Stores Closing
--------------------------

     In connection with the planned closing of the Company's nine Ann Taylor Studio shoe stores, announced in January 1997, the Company recorded a non-cash pre-tax charge of $3,600,000. Of the total impairment loss, $2,500,000 represents impairment of long-lived assets such as properties and store fixtures and $1,100,000 pertains to lease and other related costs for these locations until the properties are sublet.


===================================================================

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)





12.   Nonrecurring Charges (Continued)
      --------------------------------


Resignation of the Chairman and Chief Executive Officer
-------------------------------------------------------

     Effective August 23, 1996, the then Chairman and Chief Executive Officer and Director of the Company and its wholly owned subsidiary, Ann Taylor, resigned. In connection with the resignation, a one-time pre-tax charge of $3,500,000 was recorded relating to the estimated costs of the Company's obligations under the Chairman's employment contract with the Company.



13.  Certain Relationships and Related Transactions
     ----------------------------------------------

Transactions with Merrill Lynch and its Affiliates
--------------------------------------------------

     At February 1, 1997, certain affiliates of ML&Co. held approximately 24.0% of the Company's outstanding common stock. Two of the members of the Board of Directors of the Company and Ann Taylor serve as representatives of ML&Co. and its affiliates. As a result, ML&Co. and such affiliates are in a position to influence the management of the Company and Ann Taylor.

     In Fiscal 1996, the Company paid approximately $1,207,500 to ML&Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("Merrill Lynch") in connection with their services as placement agents for the sale of the preferred securities (see Note 3). The Company agreed to indemnify ML&Co. and Merrill Lynch, as placement agents, against certain liabilities, including certain liabilities under the federal securities law, in connection with the sale of the preferred securities.

     In Fiscal 1994, the Company paid underwriting commissions of approximately $1,027,000 to Merrill Lynch in connection with the Offering (see Note 11). The Company agreed to indemnify Merrill Lynch, as underwriter, against certain liabilities, including certain liabilities under the federal securities law, in connection with the Offering.



Sourcing Acquisition
--------------------

     In Fiscal 1995, the Company purchased approximately 16% of its merchandise directly from Cygne Designs, Inc. ("Cygne") and an additional 38% of its merchandise through the Company's direct sourcing joint venture with Cygne known as CAT. On September 20, 1996 (the "Effective Date"), pursuant to the Stock and Asset Purchase Agreement dated as of June 7, 1996, by and among the
Company,  Ann  Taylor,  Cygne and Cygne Group  F.E.  Limited  (as
amended, the "Purchase Agreement"), Ann Taylor acquired the entire interest of Cygne in CAT and certain of the assets (the "Assets") of the Ann Taylor Woven Division of Cygne (the "Division") that were used for sourcing merchandise for Ann Taylor (the "Sourcing Acquisition"). As a result of the Sourcing Acquisition, CAT became an indirect wholly owned subsidiary of the Company and now performs all of Ann Taylor's direct sourcing functions, including those previously provided by the Division, under the name AnnTaylor Global Sourcing, Inc. For financial reporting purposes, the transaction has been accounted for as of the Effective Date under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations".

===================================================================

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




13.  Certain Relationships and Related Transactions (Continued)
     -----------------------------------------------------------

     In consideration for Cygne's interest in CAT and the Assets, the Company paid (i) 2,348,145 shares of common stock of the Company having an aggregate value, as of the Effective Date, of $36,000,000, (ii) $3,200,000 in cash as payment for inventory and fixed assets and (iii) approximately $6,500,000 in cash in settlement of open accounts payable by Ann Taylor to Cygne for merchandise delivered by Cygne prior to the closing. The Company also assumed certain liabilities related to the operations of the Division. The purchase price is subject to post-closing adjustments based upon final determination of the value of certain of the assets purchased and liabilities assumed. As of February 1, 1997, certain post-closing adjustments are expected to reduce the net cash paid to approximately $227,000. The total purchase price to the Company of the Sourcing Acquisition has been allocated to the tangible and intangible assets and liabilities of CAT and the Division that were acquired, based on preliminary estimates of their respective fair values. Accordingly, the allocation of the purchase price reflected in the accompanying consolidated balance sheets may be adjusted upon final determination of the purchase price adjustments. Management does not believe the subsequent changes, if any, will be significant. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 25 years.

     In connection with the Sourcing Acquisition, Ann Taylor entered into two three-year consulting agreements with Cygne for the services of Mr. Bernard Manuel, Chairman and Chief Executive Officer of Cygne, and Mr. Irving Benson, the then-President of Cygne. In November 1996, Mr. Benson resigned from his employment with Cygne and, in accordance with the terms of the consulting agreement relating to Mr. Benson's services, Cygne's obligations and rights under the consulting agreement were automatically assigned to Mr. Benson.

     The following unaudited proforma consolidated data for the Company for the fiscal years ended February 1, 1997 and February 3, 1996 have been presented to reflect the Sourcing Acquisition as if it had occurred at the beginning of each such period:

                                              Fiscal Years Ended
                                  -----------------------------------------
                                   February 1, 1997        February 3, 1996
                                  ------------------      -----------------
                                  Actual    Proforma      Actual   Proforma
                                  ------    --------      ------   --------

                                  (in thousands, except per share amounts)

   Net  sales................... $798,117   $798,117     $731,142   $731,142
   Net income (loss)............    8,667     11,595         (876)     2,871
   Net income (loss) per share..     0.36       0.45        (0.04)      0.11
   Weighted average shares......   24,104     25,581       23,209     25,557

     The proforma data set forth above does not purport to be indicative of the results that actually would have occurred if the Sourcing Acquisition had occurred at the beginning of the periods presented or of results which may occur in the future.

     A summary of the noncash activity that occurred in the fiscal year ended February 1, 1997 in conjunction with the Sourcing Acquisition is as follows:

                                                  (in thousands)

   Fair value of assets acquired..................   $4,727
   Excess  of  purchase price over the
     fair value of  net  assets acquired..........   38,340
   Ann Taylor's previous investment in CAT........   (6,840)
   Issuance of the Company's common stock.........  (36,000)
                                                    -------
   Cash paid...................................... $    227
                                                    =======

====================================================================

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)





  14.   Income Taxes
        ------------

     The  provision for income taxes for the fiscal  years  ended
February 1, 1997, February 3, 1996 and January 28, 1995 consists of the following:


                                       Fiscal Years Ended
                                  ---------------------------
                                  Feb. 1,   Feb. 3,   Jan. 28,
                                   1997       1996      1995
                                  -------   -------   -------

                                        (in thousands)
   Federal:
    Current..................... $ 9,898    $ 1,400    $22,534
    Deferred....................    (802)     2,249        ---
                                  ------     ------     ------
      Total federal.............   9,096      3,649     22,534
                                  ------     ------     ------
   State and local:
    Current.....................   3,844        607      7,740
    Deferred....................    (152)       901        ---
                                  ------     ------     ------
      Total state and local.....   3,692      1,508      7,740
                                  ------     ------     ------
   Foreign:
    Current.....................     187        ---        ---
    Deferred....................     ---        ---        ---
                                  ------     ------     ------
      Total foreign.............     187        ---        ---
                                  ------     ------     ------
    Total....................... $12,975    $ 5,157    $30,274
                                  ======     ======     ======


     The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 is as follows:

                                        Fiscal Years Ended
                                 ---------------------------------
                                 Feb. 1,     Feb. 3,      Jan. 28,
                                  1997         1996         1995
                                 -------     -------      --------

                                         (in thousands)
Income before income taxes
  and extraordinary loss.......  $21,642      $4,281       $62,894
                                  ======       =====        ======
Federal statutory rate.........       35%         35%           35%
                                  ======       =====        ======
Provision  for income taxes
  at federal statutory rate....   $7,575      $1,498       $22,013
State and local income
  taxes, net of federal
   income tax benefit..........    2,273         980         5,031
Non-deductible amortization
  of goodwill..................    3,429       3,327         3,327
Undistributed income of
  joint venture................     (382)       (387)         (420)
Other..........................       80        (261)          323
                                  ------       -----        ------
   Provision for income taxes..  $12,975      $5,157       $30,274
                                  ======       =====        ======

====================================================================

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)





  14.   Income Taxes (Continued)
        ------------------------

     The   tax  effects  of  significant  items  comprising   the
Company's net deferred tax assets as of February 1, 1997 and February 3, 1996 are as follows:

                                      February 1,    February 3,
                                          1997           1996
                                      -----------    -----------

                                            (in thousands)
   Current:
    Inventory........................   $ 2,070        $ 1,899
    Accrued expenses.................     7,492          2,188
    Real estate......................    (1,433)        (1,139)
    Other............................      (172)           452
                                         ------         ------
   Total current.....................   $ 7,957        $ 3,400
                                         ======         ======
   Noncurrent:
    Depreciation.....................   $(6,528)       $(3,024)
    Rent expense.....................     3,328          2,840
    Other............................    (1,672)        (1,116)
                                         ------         ------
   Total noncurrent..................   $(4,872)       $(1,300)
                                         ======         ======

     Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company's financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings except those that are considered permanently reinvested, which at February 1, 1997 amounted to approximately $6,000,000. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $1,800,000.


15.  Retirement Plans
     ----------------

     Savings Plan. Ann Taylor maintains a defined contribution 401(k) savings plan for substantially all full-time employees. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. Ann Taylor makes a matching contribution of 50% with respect to the first 3% of each participant's annual earnings contributed to the plan. Ann Taylor's contributions to the plan for Fiscal 1996, Fiscal 1995 and Fiscal 1994 were $390,000, $337,000 and $333,000, respectively.

     Pension Plan. Substantially all full-time employees of Ann Taylor are covered under a noncontributory defined benefit pension plan. The pension plan is a "cash balance pension plan". Each participant accrues a benefit based on compensation and years of service with Ann Taylor. Ann Taylor's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.

     The following table sets forth the funded status of the Pension Plan at February 1, 1997, February 3, 1996 and January
28,  1995,  in accordance with Statement of Financial  Accounting
Standards No. 87, "Employers' Accounting for Pensions":

==================================================================

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



15.  Retirement Plans (Continued)
     ----------------------------

                                     February 1,  February 3,  January 28,
                                         1997         1996         1995
                                     -----------  -----------  -----------

                                            (dollars in thousands)
Actuarial present value of
  benefits obligation:
Accumulated benefit obligation,
  including vested benefits of
  $2,147,000, $2,064,000 and
  $1,500,000, respectively.............  $3,413     $2,893  .     $2,516
                                          =====      =====         =====
Projected benefit obligation
  for service rendered to  date........  $3,413     $2,893        $2,516
Plan assets at fair value..............   4,745      2,537         2,522
                                          -----      -----         -----
Plan assets in excess of
  projected benefit obligation
  (projected   benefit  obligation
  in  excess  of   plan   assets)......   1,332       (356)            6
Unrecognized net gain..................    (802)      (231)         (136)
                                          -----      -----         -----
Prepaid (accrued) pension cost.........  $  530     $ (587)       $ (130)
                                          =====      =====         =====

Net periodic pension cost for
  Fiscal 1996, Fiscal 1995 and
  Fiscal 1994 included the
  following components:
Service cost/benefits earned
  during the year......................  $  981     $  681        $  622
Interest  cost  on  projected
  benefit  obligation..................     213        185           133
Actual loss (return) on plan assets....    (527)      (104)           72
Net amortization and deferral..........     300       (132)         (285)
                                          -----      -----         -----
Net periodic pension cost..............  $  967     $  630        $  542
                                          =====      =====         =====
Assumptions used to determine
  the projected benefit
   obligation and plan
   assets were:
   Discount rate.......................    8.00%      6.75%         8.50%
   Rate  of  increase in
     compensation level................    4.00%      4.00%         5.50%
   Expected  long-term rate
     of return on assets...............    9.00%      9.00%         8.00%



16.  Quarterly Financial Data (Unaudited)
     ------------------------------------


                                              Quarter
                              --------------------------------------
                              First     Second      Third     Fourth
                              -----     ------      -----     ------

                              (in thousands, except per share amount)
Fiscal 1996
Net sales.................. $184,467   $187,862    $212,670   $213,118
Operating income...........   10,523      8,342      15,174     12,422
Net income.................    1,812        627       3,262      2,966
Net income per share....... $    .08   $    .03    $    .13   $    .12

Fiscal 1995
Net sales.................. $168,306   $183,695    $178,500   $200,641
Operating income (loss)....   12,123       (783)      8,687      5,248
Net income (loss)..........    3,491     (3,809)        686     (1,244)
Net  income (loss)
  per share................ $    .15   $   (.16)   $    .03    $  (.05)


     The sum of the quarterly per share data may not equal the annual amounts due to changes in the weighted average shares and share equivalents outstanding.