Form 10-Q
period 1997-05-03
TAYLOR ANN STORES CORP
filed 1997-06-17
CIK 874214

'UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended May 3, 1997


                               OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 Commission file number 1-10738


                  ANNTAYLOR STORES CORPORATION
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                               13-3499319
-------------------------------   --------------------------------------
(State of other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)



   142 West 57th Street, New York, NY                10019
----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)



                           (212) 541-3300
        ---------------------------------------------------
        (Registrant's telephone number, including area code)


   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes X.     No ____ .


   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                                           Outstanding as of
            Class                             May 30, 1997
  ------------------------------           ------------------
  Common Stock, $.0068 par value                25,618,553




====================================================================


                       INDEX TO FORM 10-Q



                                                                 Page No.
                                                                 --------
  PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements

            Condensed Consolidated Statements of Operations
              for the Quarters Ended May 3, 1997
              and May 4, 1996......................................  3

            Condensed Consolidated Balance Sheets at
              May 3, 1997 and February 1, 1997.....................  4

            Condensed Consolidated Statements of Cash Flows
              for the Quarters Ended May 3, 1997 and
              May 4, 1996..........................................  5

            Notes to Condensed Consolidated Financial Statements     6


     Item 2.   Management's Discussion and Analysis of Operations..  8

  PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.................... 12


============================================================================

                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements
------------------------------


                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Quarters Ended May 3, 1997 and May 4, 1996
                           (unaudited)

                                                     Quarters Ended
                                               --------------------------
                                               May 3, 1997    May 4, 1996

                                               (in thousands, except per
                                                    share amounts)

Net sales......................................  $197,064      $184,467
Cost of sales..................................    98,428       101,313
                                                  -------       -------

Gross profit...................................    98,636        83,154

Selling, general and administrative expenses...    76,637        70,254
Amortization of goodwill.......................     2,760         2,377
                                                  -------       -------

Operating income...............................    19,239        10,523
Interest expense...............................     5,546         6,121
Other expense (income), net....................       250          (131)
                                                  -------       -------
Income before income taxes.....................    13,443         4,533
Income tax provision...........................     6,968         2,721

                                                  -------       -------
  Net income...................................  $  6,475      $  1,812
                                                  =======       =======

  Net income per share of common stock.........  $    .25      $    .08
                                                  =======       =======


  See accompanying notes to condensed consolidated financial statements.

===========================================================================

                  ANNTAYLOR STORES CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
                May 3, 1997 and February 1, 1997


                                                  May 3, 1997   February 1,1997
                                                  -----------   ---------------
                                                  (unaudited)

                                                       (in thousands)
                             ASSETS
Current assets
   Cash and cash equivalents.......................  $ 30,990      $  7,025
   Accounts receivable, net........................    63,388        63,605
   Merchandise inventories.........................    97,562       100,237
   Prepaid expenses and other current assets.......    25,236        25,653
                                                      -------       -------
     Total current assets..........................   217,176       196,520

Property and equipment
   Land and building...............................     8,603         8,603
   Leasehold improvements..........................    77,243        76,576
   Furniture and fixtures..........................   122,215       120,595
   Construction in progress........................     7,683         3,307
                                                      -------       -------
                                                      215,744       209,081
     Less accumulated depreciation and
       amortization................................    72,545        65,648
                                                      -------       -------
     Net property and equipment....................   143,199       143,433
Goodwill, net......................................   339,019       341,779
Deferred financing costs, net......................     2,351         2,743
Other assets.......................................     3,553         3,664
                                                      -------       -------
     Total assets..................................  $705,298      $688,139
                                                      =======       =======


              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable................................  $ 33,102      $ 34,341
   Accrued tenancy and income taxes................    19,212        13,233
   Accrued expenses................................    34,632        29,809
   Current portion of long-term debt...............       618           287
                                                      -------       -------
     Total current liabilities.....................    87,564        77,670
Long-term debt.....................................   130,504       130,905
Deferred income taxes..............................     4,872         4,872
Other liabilities..................................     8,454         7,952

Commitments and contingencies

Company-Obligated Mandatorily Redeemable
  Convertible Preferred Securities of
  AnnTaylor Finance Trust Holding Solely
  Convertible Debentures............................   96,216        96,158
Stockholders' equity
   Common stock, $.0068 par value; 40,000,000
   shares authorized; 25,625,154 and 25,598,489
   shares issued, respectively......................      174           174
   Additional paid-in capital.......................  350,112       349,545
   Warrants to acquire 2,814 shares of
     common stock...................................       46            46
   Retained earnings................................   29,030        22,613
   Deferred compensation on restricted stock........   (1,468)       (1,590)
                                                      -------       -------
                                                      377,894       370,788

   Less treasury stock, 11,601 shares, at cost......     (206)         (206)
                                                      -------       -------
        Total stockholders' equity..................  377,688       370,582
                                                      -------       -------
        Total liabilities and stockholders'
          equity.................................... $705,298      $688,139
                                                      =======       =======

   See accompanying notes to condensed consolidated financial statements.

============================================================================

                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Quarters Ended May 3, 1997 and May 4, 1996
                           (unaudited)
                                                            Quarters Ended
                                                           ------------------
                                                           May 3,      May 4,
                                                            1997        1996
                                                          --------   ---------
                                                             (in thousands)

Operating activities:
 Net income...........................................    $  6,475    $  1,812
 Adjustments to reconcile net income..................
   to net cash provided by operating
   activities:
   Equity earnings in CAT.............................         ---        (312)
   Provision for loss on accounts receivable..........         409         360
   Depreciation and amortization......................       6,965       6,002
   Amortization of goodwill...........................       2,760       2,377
   Amortization of deferred financing costs...........         391         389
   Amortization of deferred compensation..............         263           8
   Loss on disposal of property and equipment.........         ---          81

   (Increase) decrease in:
     Receivables......................................        (192)     (2,580)
     Merchandise inventories..........................       2,675       4,500
     Prepaid expenses and other current assets........         417         476

   Increase (decrease) in:
     Accounts payable.................................      (1,239)     (2,701)
     Accrued liabilities..............................      10,573       2,434
     Other non-current assets and liabilities, net....         612         254
                                                           -------     -------

 Net cash provided by operating activities............      30,109      13,100

Investing activities:
 Purchases of property and equipment..................      (6,500)     (2,391)
                                                           -------     -------
 Net cash used by investing activities................      (6,500)     (2,391)

Financing activities:
 Repayments under revolving credit agreement..........         ---     (90,000)
 Payments on mortgage.................................         (70)        (65)
 Net proceeds from issuance of preferred securities...         ---      83,350
 Exercise of stock options............................         426          44
 Net repayments under receivables facility............         ---      (4,000)
 Payment of financing costs...........................         ---         (25)
                                                           -------     -------
 Net cash (used by) provided by financing activities..         356     (10,696)
                                                           -------     -------
Net increase in cash..................................      23,965          13
Cash and cash equivalents, beginning of period........       7,025       1,283
                                                           -------     -------
Cash and cash equivalents, end of period..............    $ 30,990    $  1,296
                                                           =======     =======
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for interest.............    $  2,932    $  3,357
                                                           =======     =======
 Cash paid during the period for income taxes.........    $  1,073    $    116
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

   The results of operations for the 1997 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

   The  February  1,  1997 condensed consolidated  balance  sheet
amounts   have   been   derived  from  the   previously   audited
consolidated balance sheet of AnnTaylor Stores Corporation.

   Certain fiscal 1996 amounts have been reclassified to conform to the 1997 presentation.

   Detailed footnote information is not included for the quarters ended May 3, 1997 and May 4, 1996. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 1996 Annual Report to Stockholders.


2. Income Per Share
   ----------------

   Net income per share is calculated by dividing net income by the total of the weighted average number of common shares and common share equivalents outstanding, assuming the exercise of outstanding warrants and the dilutive effect of outstanding stock options, computed in accordance with the treasury stock method. The number of shares used in the calculation was as follows:

                                               Quarter Ended
                                          -------------------------
                                          May 3, 1997  May 4, 1996
                                          -----------  ------------
                                               (in thousands)

   Common shares...........................   25,600      23,086
   Warrants................................        3          36
   Stock options...........................      167          98
                                              ------      ------
                                              25,770      23,220
                                              ======      ======

===========================================================================

   Fully diluted income per share, assuming the conversion into common stock of the 8-1/2% Convertible Trust Originated Preferred Securities is not presented for the quarter ended May 3, 1997 as there is no dilutive effect of the assumed conversion.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share. The Company has determined that this statement will have no material effect on the Company's reported earnings per share.


3. Long-Term Debt
   --------------

   The following summarizes long-term debt outstanding at May 3, 1997:

                                        (in thousands)

      Term Loan..........................  $ 24,500
      8-3/4% Notes.......................   100,000
      Mortgage...........................     6,622
                                            -------
         Total debt......................   131,122
      Less current portion...............       618
                                            -------
         Total long-term debt............  $130,504
                                            =======


4. Supplementary Data
   ------------------

   The following unaudited pro forma condensed consolidated operating data for the quarter ended May 4, 1996 has been presented to reflect the acquisition of the Company's sourcing subsidiary, that was consummated in September 1996 (the "Sourcing Acquisition"), as if it had occurred at the beginning of such period:

                                      Quarter Ended
                                    -----------------
                                       May 4, 1996
                                    -----------------
                                    Actual   Proforma
                                    ------   --------
                                  (in thousands, except
                                    per share amounts)

     Sales........................ $184,467    $184,467
     Net income...................    1,812       2,976
     Net income per share.........      .08         .12
     Weighed average shares
       outstanding................   23,220      25,568


   The proforma data set forth above does not purport to be indicative of the results that actually would have occurred if the Sourcing Acquisition had occurred at the beginning of the period presented or of results which may occur in the future.


=======================================================================

Item 2. Management's Discussion and Analysis of Operations
----------------------------------------------------------

Results of Operations

                                                  Quarters Ended
                                            -------------------------
                                            May 3, 1997   May 4, 1996
                                            -----------   -----------
   Number of Stores:
   Open at beginning of period..............     309           306
   Opened during period.....................       2             4
   Expanded during period*..................     ---           ---
   Closed during period.....................     ---             3
   Open at end of period....................     311           307
   Type of Stores Open at End of Period:
      Ann Taylor Stores.....................     261           258
      Ann Taylor Factory Stores.............      10             9
      Ann Taylor Loft stores................      31            31
      Ann Taylor Studio stores..............       9             9

   -------------
   * Expanded stores are excluded from comparable store sales for the first year following expansion.



Quarter Ended May 3, 1997 Compared to Quarter Ended May 4, 1996
---------------------------------------------------------------

   The Company's net sales in the first quarter of 1997 increased to $197,064,000 from $184,467,000 in the first quarter of 1996, an increase of $12,597,000 or 6.8%. The increase in net sales was attributable to the opening of new stores and the expansion of existing stores as well as a 4.4% increase in comparable store sales. Management believes that the increase in comparable store sales was due primarily to positive customer reaction to the Company's Spring 1997 merchandise offerings.

   Gross profit as a percentage of net sales increased to 50.1% in the first quarter of 1997 from 45.1% in the first quarter of 1996. This increase was attributable to decreased cost of goods sold resulting from higher initial markups, and lower markdowns associated with decreased promotional activities.

   Selling, general and administrative expenses represented 38.9% of net sales in the first quarter of 1997, compared to 38.1% of net sales in the first quarter of 1996.

   As a result of the foregoing, the Company had operating income of $19,239,000, or 9.8% of net sales, in the first quarter of 1997, compared to operating income of $10,523,000, or 5.7% of net sales, in the first quarter of 1996. Amortization of goodwill was $2,760,000 in the first quarter of 1997 and $2,377,000 in the first quarter of 1996. Operating income, without giving effect to goodwill amortization in either year, was $21,999,000, or

========================================================================

11.2%  of net sales, in the 1997 period and $12,900,000, or  7.0%
of net sales, in the 1996 period.

   Interest expense was $5,546,000 in the first quarter of 1997 and $6,121,000 in the first quarter of 1996. The decrease in interest expense is attributable to reduced outstanding indebtedness in the first quarter of 1997 compared to the first quarter of 1996.

   The income tax provision was $6,968,000, or 51.8% of income before income taxes, in the first quarter of 1997 compared to $2,721,000, or 60.0% of income before income taxes, in the first quarter of 1996. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $6,475,000, or 3.3% of net sales, for the first quarter of 1997 compared to net income of $1,812,000, or 1.0% of net sales, for the first quarter of 1996.

   AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.



Financial Condition

   For the first quarter of 1997, net cash provided by operating activities totaled $30,109,000, primarily as a result of net income, non-cash operating expenses and an increase in current liabilities. Cash used for investing activities during the first quarter of 1997 amounted to $6,500,000, for the purchase of property and equipment. Cash provided by financing activities during the first quarter of 1997 amounted to $356,000, primarily as a result of the receipt of proceeds from the exercise of employee stock options, offset by payments on the mortgage loan.

   Merchandise inventories were $97,562,000 at May 3, 1997, compared to inventories of $100,237,000 at February 1, 1997.
Total square footage increased to 1,715,000 square feet at May 3, 1997 from 1,705,000 square feet at February 1, 1997.

   At May 3, 1997, there were no borrowings outstanding under Ann Taylor's revolving credit facility or under AnnTaylor Funding, Inc.'s receivables facility. Ann Taylor can borrow up to $122,000,000 under the revolving credit facility and AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the receivables facility, depending upon its accounts receivable balance. Also as of May 3, 1997, commercial and standby letters of credit under AnnTaylor Global Sourcing, Inc.'s $40,000,000 credit facility totaled $29,015,000 and there were no borrowings outstanding under that facility. This facility, which matures on July 29, 1997, is available principally for the issuance of letters of credit; cash borrowings under the facility are limited to a

========================================================================
maximum  of  $8,000,000.   The Company expects  to  negotiate  an
extension of the maturity of this facility in 1997. No assurance can be given that the Company will be able to negotiate such an extension on acceptable terms. In addition, the Company has outstanding an aggregate of $100,625,000 of preferred securities issued by its financing vehicle, AnnTaylor Finance Trust.

   The Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, totaled $6,500,000 in the first quarter of 1997. The Company expects to open a total of 26 new Ann Taylor Stores and to expand 11 existing Ann Taylor Stores in fiscal 1997. Total capital expenditures for 1997 are expected to be approximately $27,000,000.

   Dividends and distributions from Ann Taylor to the Company are restricted by the terms of the credit agreements relating to the revolving credit facility and the receivables facility and the Indenture for AnnTaylor, Inc.'s 8-3/4% Notes due 2000. The payment of cash dividends by the Company on its capital stock is also subject to certain restrictions contained in the Company's guarantee of Ann Taylor's obligations under its bank credit agreement. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.

     In order to finance its operations and capital requirements, the Company expects to use internally generated funds, trade credit and funds available to it under the credit facilities described above. The Company believes that cash flow from operations and funds available under these facilities are sufficient to enable it to meet its on-going cash needs for its business, as presently conducted, for the foreseeable future.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share. The Company has determined that this statement will have no material effect on the Company's reported earnings per share.


Statement Regarding Forward Looking Disclosures

     Sections of this Quarterly Report on Form 10-Q, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such

=======================================================================
matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, increased competition in the retail apparel industry; failure by the Company to accurately predict customer fashion preferences; a decline in the demand for merchandise offered by the Company; greater costs or difficulties than expected related to the assimilation of the sourcing functions and employees acquired in connection with the Sourcing Acquisition; general economic conditions that are less favorable than expected; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; an adverse outcome of certain litigation described under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997 that materially and adversely affects the company's financial condition; or lack of sufficient customer acceptance of the Ann Taylor Loft concept in the moderate-priced women's apparel market.


=======================================================================

                   PART II.  OTHER INFORMATION
                   ---------------------------



Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits:
                  None.


         (b)  Reports on Form 8-K:
                  None.


========================================================================

                           SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor Stores Corporation



Date:    June 16, 1997             By: /s/  J. Patrick Spainhour
     -------------------               --------------------------
                                        J. Patrick Spainhour
                                        Chairman and Chief Executive
                                               Officer





Date:    June 16, 1997             By: /s/  Walter J. Parks
     --------------------              ---------------------------
                                            Walter J. Parks
                                        Senior Vice President and
                                         Chief Financial Officer