Form 10-Q
period 1997-08-02
TAYLOR ANN STORES CORP
filed 1997-09-12
CIK 874214

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended August 2, 1997

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 Commission file number 1-10738


                  ANNTAYLOR STORES CORPORATION
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                               13-3499319
-------------------------------     -------------------------------------
(State of other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)



142 West 57th Street, New York, NY                   10019
----------------------------------------           ---------
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
                          --       -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                           Outstanding as of
            Class                           August 29, 1997
  -----------------------------             ------------------
  Common Stock, $.0068 par value              25,637,853



==========================================================================



                       INDEX TO FORM 10-Q






                                                                  Page No.
                                                                  --------
  PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements
            Condensed Consolidated Statements of Operations
              for the Quarters and Six Months Ended
              August 2, 1997 and August 3, 1996......................  3

            Condensed Consolidated Balance Sheets at
              August 2, 1997 and February 1, 1997....................  4

            Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended August 2, 1997 and
              August 3, 1996.........................................  5

            Notes to Condensed Consolidated Financial Statements.....  6


     Item 2.   Management's Discussion and Analysis of Operations....  9


  PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders... 15

     Item 6.   Exhibits and Reports on Form 8-K...................... 16


==========================================================================
<PAGE 3>


                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements



                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Quarters and Six Months Ended August 2, 1997 and August 3, 1996
                           (unaudited)

                                      Quarters Ended         Six Months Ended
                                    --------------------  --------------------

                                    August 2,  August 3,  August 2,  August 3,
                                       1997       1996       1997      1996
                                    ---------  ---------   --------   --------
                                      (in thousands except per share amounts)


Net sales..........................  $184,999   $187,862    $382,063  $372,329
Cost of sales......................    99,645    107,115     198,073   208,428
                                      -------    -------     -------   -------
Gross profit                           85,354     80,747     183,990   163,901
Selling, general and
  administrative expenses..........    73,733     70,029     150,370   140,283
Amortization of goodwill...........     2,760      2,376       5,520     4,753
                                      -------    -------    --------   -------

Operating income...................     8,861      8,342      28,100    18,865
Interest expense...................     5,027      6,210      10,573    12,331
Other expense (income), net........        25       (293)        275      (424)
                                      -------    -------    --------   -------

Income before income taxes.........     3,809      2,425      17,252     6,958
Income tax provision...............     2,824      1,798       9,792     4,519
                                      -------    -------    --------    -------
Income before extraordinary loss...       985        627       7,460     2,439
Extraordinary loss (net of income
  tax benefit of $130,000).........      (173)       ---        (173)      ---
                                      -------     -------    -------   -------

Net income.........................   $   812   $    627    $  7,287  $  2,439
                                       =======   =======     =======   =======

Net income per share of common stock:
      Income per share before
        extraordinary loss..........     0.04       0.03        0.29      0.11
      Extraordinary loss per share..    (0.01)       ---       (0.01)      ---
                                       -------    -------    -------    -------

      Net income per share..........  $  0.03   $   0.03    $   0.28  $   0.11
                                       =======   =======     =======   =======




   See accompanying notes to condensed consolidated financial statements.

===============================================================================
<PAGE 4>


                  ANNTAYLOR STORES CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
               August 2, 1997 and February 1, 1997

                                             August 2,  February 1,
                                               1997        1997
                                             --------   ----------
                                            (unaudited)

                                               (in thousands)
                             ASSETS

Current assets
   Cash and cash equivalents...............  $ 25,751  $   7,025
   Accounts receivable, net................    58,212     63,605
   Merchandise inventories.................    88,855    100,237
   Prepaid expenses and other
     current assets........................    24,342    25,653
                                              -------   -------
     Total current assets..................   197,160   196,520
Property and equipment.....................   221,596   209,081
     Less accumulated depreciation and
       amortization........................    78,098    65,648
                                              -------   -------
     Net property and equipment............   143,498   143,433
Goodwill, net..............................   336,259   341,779
Deferred financing costs, net..............     1,848     2,743
Other assets...............................     3,623     3,664
                                              -------   -------
     Total assets..........................  $682,388  $688,139
                                              =======   =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable......................... $ 41,387  $ 34,341
   Accrued expenses.........................   45,226    43,042
   Current portion of long-term debt........      824       287
                                              -------   -------
     Total current liabilities..............   87,437    77,670
Long-term debt..............................  105,727   130,905
Deferred income taxes.......................    4,872     4,872
Other liabilities...........................    8,950     7,952
Commitments and contingencies
Company-Obligated Mandatorily
   Redeemable Convertible
   Preferred Securities of AnnTaylor
   Finance Trust Holding Solely
   Convertible Debentures...................   96,275    96,158
Stockholders' equity
   Common stock, $.0068 par value;
     40,000,000 shares authorized;
     25,649,454 and 25,598,489 shares
     issued, respectively....................     174       174
   Additional paid-in capital................ 350,531   349,545
   Warrants to acquire 2,814 shares
     of common stock.........................      46        46
   Retained earnings.........................  29,783    22,613
   Deferred compensation on restricted
     stock...................................  (1,201)   (1,590)
                                              -------   -------
                                              379,333   370,788
   Less treasury stock, 11,601 shares,
     at cost.................................    (206)     (206)
                                               -------   -------
        Total stockholders' equity........... 379,127   370,582
                                              -------   -------
        Total liabilities and
          stockholders' equity...............$682,388  $688,139
                                              =======   =======


See accompanying notes to condensed consolidated financial statements.

==========================================================================
<PAGE 5>


                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Six Months Ended August 2, 1997 and August 3, 1996
                           (unaudited)
                                               Six Months Ended
                                             ----------------------
                                             August 2,    August 3,
                                                1997         1996
                                             ---------    ---------

                                                  (in thousands)
Operating activities:
 Net income.................................... $ 7,287   $  2,439
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Extraordinary loss..........................     303        ---
   Equity earnings in CAT......................     ---       (760)
   Provision for loss on accounts receivable...     909        835
   Depreciation and amortization...............  13,976     12,358
   Amortization of goodwill....................   5,520      4,753
   Amortization of deferred financing costs....     775        780
   Amortization of deferred compensation.......     530         16
   Loss on disposal of property and equipment..     191        220
   (Increase) decrease in:
     Receivables...............................   4,484      5,448
     Merchandise inventories...................  11,382      3,454
     Prepaid expenses and other current assets.   1,311       (641)
   Increase (decrease) in:
     Accounts payable..........................   7,046     (6,797)
     Accrued expenses..........................   1,955     (2,695)
     Other non-current assets and
       liabilities, net........................   1,037        707
                                                -------    -------
 Net cash provided by operating activities.....  56,706     20,117
Investing activities:
 Purchases of property and equipment........... (14,000)    (5,059)
                                                -------    -------
 Net cash used by investing activities......... (14,000)    (5,059)
Financing activities:
 Net repayments under revolving credit
   agreement....................................    ---    (97,000)
 Net repayments under term loan.................(24,500)       ---
 Term loan prepayment penalty...................   (184)       ---
 Payments on mortgage...........................   (141)      (131)
 Net proceeds from issuance of Preferred
   Securities...................................    ---     95,985
 Exercise of stock options......................    845        155
 Net repayments under receivables facility......    ---    (14,000)
 Payment of financing costs.....................    ---        (63)
                                                 -------   -------
 Net cash used by financing activities..........(23,980)   (15,054)
                                                 -------   -------
Net increase in cash............................ 18,726          4
Cash and cash equivalents, beginning of period..  7,025      1,283
                                                -------    -------
Cash and cash equivalents, end of period.......$ 25,751   $  1,287
                                                =======    =======
Supplemental Disclosures of Cash Flow
 Information:
 Cash paid during the period for interest.......$ 10,103  $ 11,395
                                                 =======   =======
 Cash paid during the period for income taxes...$ 12,682   $ 3,405
                                                 =======    =======

See accompanying notes to condensed consolidated financial statements.

===========================================================================
<PAGE 6>

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

   Detailed footnote information is not included for the periods ended August 2, 1997 and August 3, 1996. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 1996 Annual Report to Stockholders.


2. Income Per Share
   ----------------

   Net income per share is calculated by dividing net income by the total of the weighted average number of common shares and common share equivalents outstanding, assuming the exercise of outstanding warrants and the dilutive effect of outstanding stock options, computed in accordance with the treasury stock method. The number of shares used in the calculation was as follows:



                              Quarters Ended      Six Months Ended
                            -------------------   ------------------
                            August 2,  August 3,  August 2, August 3,
                               1997      1996        1997     1996
                            ---------  ---------  --------- ---------
                                          (in thousands)

   Common shares..........    25,631    23,097      25,616   23,091
   Warrants...............         3        32           2       34
   Stock options..........       165       108         164      101
                              ------    ------      ------   ------
                              25,799    23,237      25,782   23,226
                              ======    ======      ======   ======


======================================================================

<PAGE 7>


   Fully diluted income per share, assuming the conversion into common stock of the 8-1/2% Convertible Trust Originated Preferred Securities, is not presented for the quarter and six months ended August 2, 1997 or August 3, 1996, as there is no dilutive effect of the assumed conversion.

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share. This statement is effective for financial statements for periods ending after December 15, 1997. The Company has determined that this statement will have no material effect on the Company's reported earnings per share.


3. Long-Term Debt
   --------------

   The  following summarizes long-term debt outstanding at August
2, 1997:

                                          (in thousands)
      8-3/4% Notes.......................     $100,000
      Mortgage...........................        6,551
                                               -------
         Total debt......................      106,551
      Less current portion...............          824
                                               -------
         Total long-term debt............     $105,727
                                               =======

      On July 2, 1997, the Company used available cash to prepay the outstanding balance of its $24,500,000 term loan due September 1998. This loan repayment resulted in an extraordinary charge to earnings of $173,000, net of income tax benefit, or $0.01 per share.

      On July 29, 1997, AnnTaylor Global Sourcing, Inc. amended its credit facility with the Hongkong and Shanghai Banking
Corporation Limited, increasing the commitment available for letters of credit under the facility to $50,000,000 and extending the maturity date of the facility to January 30, 1998.


======================================================================
<PAGE 8>

4. Supplementary Data
   ------------------

   The following unaudited proforma condensed consolidated operating data for the quarter and six months ended August 3, 1996 have been presented to give effect to the acquisition of the Company's sourcing subsidiary, which was consummated in September 1996 (the "Sourcing Acquisition"), as if it had occurred at the beginning of such periods:

                                    Quarter Ended     Six  Months Ended
                                    August 3, 1996      August 3, 1996
                                  ----------------    ------------------

                                  Actual    Proforma  Actual     Proforma
                                  ------    --------  -------    ---------
                                 (in thousands, except per share amounts)

   Sales.......................  $187,862   $187,862  $372,329   $372,329
   Net income..................  $    627   $  1,791  $  2,439   $  4,766
   Net income per share........  $    .03   $    .07  $    .11   $    .19
   Weighed  average shares
      outstanding..............    23,237     25,585    23,226     25,574


   The proforma data set forth above does not purport to be indicative of the results that actually would have occurred if the Sourcing Acquisition had occurred at the beginning of the periods presented or of results which may occur in the future.



5.   Recently Issued Statements of Financial Accounting Standards
     ------------------------------------------------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for periods beginning after December 15, 1997. The Company has determined that this statement will have no material effect on the Company's financial statements.

     Also, in June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which addresses segment reporting, including, where applicable, requirements to report selected segment information quarterly and provide entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for financial statements for periods beginning after December 15, 1997. Management currently is evaluating the effects of this change on the Company's financial statements.



=======================================================================

<PAGE 9>


Item 2.  Management's Discussion and Analysis of Operations
         ---------------------------------------------------

Results of Operations
---------------------
                                Quarters Ended        Six Months Ended
                              -------------------    -------------------
                              August 2,  August 3,   August 2,  August 3,
                                 1997       1996        1997       1996
                              ---------  ---------   ---------  ----------
Number of Stores:
Open at beginning of period.......  311        307         309         306
Opened during period..............    7          1           9           5
Expanded during period*...........    1          1           1           1
Closed during period..............    8          2           8           5
Open at end of period.............  310        306         310         306
Type of Stores Open at End
   of Period:
   AnnTaylor Stores...............                         268         257
   AnnTaylor Factory Stores.......                          10           9
   AnnTaylor Loft stores..........                          31          31
   AnnTaylor Studio stores........                           1           9
------------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.



Quarter Ended August 2, 1997 Compared to Quarter Ended August  3, 1996
----------------------------------------------------------------------

   The Company's net sales in the second quarter of 1997 decreased to $184,999,000 from $187,862,000 in the second quarter of 1996, a decrease of $2,863,000 or 1.5%. Management believes that the decrease in net sales was principally attributable to the Company's lower promotional inventory position during the period, and, to a lesser extent, lower customer acceptance of certain of the Company's second quarter merchandise offerings. Comparable store sales for the second quarter of 1997 decreased 3.6% compared to the second quarter of 1996, due principally to the same factors. On a per square foot basis, inventories were 29.6% lower at the end of the second quarter of 1997 than at the end of the second quarter of 1996, excluding inventories associated with AnnTaylor Global Sourcing.

   Gross  profit as a percentage of net sales increased to  46.1%
in the second quarter of 1997 from 43.0% in the second quarter of 1996. This increase was primarily attributable to increased initial markups resulting from the Sourcing Acquisition.

   Selling, general and administrative expenses were $73,733,000, or 39.9% of net sales in the second quarter of 1997, compared to $70,029,000, or 37.3% of net sales in the second quarter of 1996. The increase in operating expenses as a percentage of net sales was primarily the result of decreased leverage on fixed expenses as a result of negative comparable store sales. The increase in expense dollars was primarily attributable to increased tenancy and store payroll expense related to increased retail square footage.


======================================================================
<PAGE 10>


   As a result of the foregoing, the Company had operating income of $8,861,000, or 4.8% of net sales, in the second quarter of 1997, compared to operating income of $8,342,000, or 4.4% of net sales, in the second quarter of 1996. Amortization of goodwill was $2,760,000 in the second quarter of 1997 and $2,376,000 in the second quarter of 1996. Operating income, without giving effect to goodwill amortization in either year, was $11,621,000, or 6.3% of net sales, in the 1997 period and $10,718,000, or 5.7% of net sales, in the 1996 period.

   Interest expense was $5,027,000 in the second quarter of 1997 and $6,210,000 in the second quarter of 1996. The decrease in interest expense is attributable to reduced outstanding indebtedness in the second quarter of 1997 compared to the second quarter of 1996.

   The income tax provision was $2,824,000, or 74.1% of income before income taxes and extraordinary loss, in the second quarter of 1997 compared to $1,798,000, or 74.1% of income before income taxes, in the second quarter of 1996. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

   On July 2, 1997, the Company used available cash to prepay the outstanding balance of its $24,500,000 term loan due September 1998. This loan repayment will result in annualized interest expense savings of approximately $2,200,000, and resulted in an extraordinary charge to earnings in the second quarter of $0.01 per share.

   As a result of the foregoing factors, the Company had net income of $812,000, or 0.4% of net sales, for the second quarter of 1997 compared to net income of $627,000, or 0.3% of net sales, for the second quarter of 1996.

   AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.


Six  Months  Ended  August 2, 1997 Compared to Six  Months  Ended
------------------------------------------------------------------
August 3, 1996
--------------

   The Company's net sales in the first six months of 1997 increased to $382,063,000 from $372,329,000 in the first six months of 1996, an increase of $9,734,000 or 2.6%. The increase in net sales was attributable to an increase in sales during the first quarter of 1997 compared to the first quarter of 1996, resulting from the opening of new stores and the expansion of existing stores as well as positive customer reaction to the Company's first quarter merchandise offerings, offset by the decrease in sales during the second quarter of 1997 for the reasons described above.

===================================================================

<PAGE 11>


Comparable store sales increased 0.4% for the first six months of 1997 compared to the first six months of 1996, reflecting a comparable store sales increase of 4.4% in the first quarter of 1997, offset by a comparable store sales decrease of 3.6% in the second quarter of 1997 compared to the same periods in the prior year.


   Gross profit as a percentage of net sales increased to 48.2% in the first six months of 1997 from 44.0% in the first six months of 1996. This increase was attributable to increased initial markups resulting from the Sourcing Acquisition, and lower markdowns associated with decreased promotional activities.


   Selling, general and administrative expenses were $150,370,000, which represented 39.4% of net sales, in the first six months of 1997, compared to $140,283,000 or 37.7% of net sales, in the first six months of 1996. The increase in expense was primarily attributable to increased tenancy and store payroll expense related to increased retail square footage.


   As a result of the foregoing, the Company had operating income of $28,100,000, or 7.4% of net sales, in the first six months of 1997, compared to operating income of $18,865,000, or 5.1% of net sales, in the first six months of 1996. Amortization of goodwill was $5,520,000 in the first six months of 1997 and $4,753,000 in the first six months of 1996. Operating income, without giving effect to goodwill amortization in either year, was $33,620,000, or 8.8% of net sales, in the 1997 period and $23,618,000, or 6.3% of net sales, in the 1996 period.


   Interest expense was $10,573,000 in the first six months of 1997 and $12,331,000 in the first six months of 1996. The decrease in interest expense is attributable to reduced outstanding indebtedness in the first six months of 1997 compared to the first six months of 1996.


   The income tax provision was $9,792,000, or 56.8% of income before income taxes and extraordinary loss, in the 1997 period, compared to $4,519,000, or 64.9% of income before income taxes, in the 1996 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.


   On July 2, 1997, the Company used available cash to prepay $24,500,000, the outstanding balance of its term loan due September 1998. This loan repayment will result in annualized interest expense savings of approximately $2,200,000, and resulted in an extraordinary charge to earnings in the first six months of fiscal 1997 of $0.01 per share.

========================================================================

<PAGE 12>

   As a result of the foregoing factors, the Company had net income of $7,287,000, or 1.9% of net sales, for the first six months of 1997 compared to net income of $2,439,000 or 0.7% of net sales, for the first six months of 1996.


Financial Condition
-------------------

   For the first six months of 1997, net cash provided by operating activities totaled $56,706,000, primarily as a result of non-cash operating expenses, a decrease in non-cash current assets and an increase in current liabilities. Cash used for investing activities during the first six months of 1997 amounted to $14,000,000, for the purchase of property and equipment. Cash used for financing activities during the first six months of 1997 amounted to $23,980,000, primarily attributable to funds used for repayment of the term loan.

   Accounts receivable decreased to $58,212,000 at August 2, 1997 from $63,605,000 at February 1, 1997, a decrease of $5,393,000 or
8.5%.   This decrease is primarily attributable to a decrease  in
Ann Taylor credit card receivables of $7,265,000 or 12.7%.

   Accounts  payable increased to $41,387,000 at August  2,  1997 from  $34,341,000 at February 1, 1997, an increase of  $7,046,000 or 20.5%, primarily due to timing of payments.

   Merchandise inventories were $88,855,000 at August 2, 1997, compared to inventories of $100,237,000 at February 1, 1997. Total square footage increased to 1,732,000 square feet at August 2, 1997 from 1,705,000 square feet at February 1, 1997. On a per square foot basis, merchandise inventories were 29.6% lower at the end of the second quarter of 1997 than at the end of the second quarter of 1996, excluding inventories associated with AnnTaylor Global Sourcing.

   At August 2, 1997, there were no borrowings outstanding under either Ann Taylor's revolving credit facility or AnnTaylor Funding, Inc.'s receivables facility. Ann Taylor can borrow up to $122,000,000 under the revolving credit facility and AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the receivables facility, depending upon its accounts receivable balance. Also as of August 2, 1997, commercial and standby letters of credit under AnnTaylor Global Sourcing, Inc.'s credit facility totaled $37,583,000 and there were no borrowings outstanding under that facility. This facility, which was scheduled to mature on July 29, 1997, was extended to January 30, 1998 and was increased to $50,000,000, and is available principally for the issuance of

=====================================================================
<PAGE 13>


letters of credit; cash borrowings under the facility are limited to a maximum of $5,000,000. In addition, the Company has outstanding an aggregate of $100,625,000 of preferred securities issued by its financing vehicle, AnnTaylor Finance Trust.

   The Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, totaled $14,000,000 for the six months ended August 2, 1997. The Company expects to open a total of 27 new Ann Taylor Stores and to expand 9 existing Ann Taylor Stores in fiscal 1997.

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

     The FASB issued SFAS No. 128, "Earnings per Share", which specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share. This statement is effective for financial statements for periods ending after December 15, 1997. The Company has determined that this statement will have no material effect on the Company's reported earnings per share.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for periods beginning after December 15, 1997. The Company has determined that this statement will have no material effect on the Company's financial statements.

     Also,   in  June  1997,  the  FASB  issued  SFAS  No.   131,
"Disclosure   About  Segments  of  an  Enterprise   and   Related
Information", which addresses segment reporting, including, where

====================================================================
<PAGE 14>


applicable, requirements to report selected segment information quarterly and provide entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for financial statements for periods beginning after December 15, 1997. Management currently is evaluating the effects of this change on the Company's financial statements.


Statement Regarding Forward Looking Disclosures
-----------------------------------------------

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


==================================================================
<PAGE 15>

                   PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------

      AnnTaylor Stores Corporation's 1997 Annual Meeting of
Stockholders was held on June 18, 1997. The following matters were voted upon and approved by the Company's stockholders at the meeting:


1. Mr. Gerald S. Armstrong and Ms. Hanne M. Merriman were re-elected as Class III Directors of the Company for terms expiring in 2000. 22,558,073 and 22,558,419 shares were voted in favor of, and 267,799 and 267,453 were voted against or abstained from voting on the proposal for the reelection of Mr. Armstrong and Ms. Merriman, respectively. Mr. Robert C. Grayson, Ms. Rochelle B. Lazarus and Mr. J. Patrick Spainhour continued as Class I Directors with terms expiring in 1998, and Mr. James J. Burke, Jr. and Ms. Patricia DeRosa continued as Class II Directors with terms expiring in 1999.

2. An amendment to the Company's Amended and Restated 1992 Stock Option and Restricted Stock and Restricted Unit Award Plan to
   (i) increase by 1,500,000 the number of shares available for option grants under the Plan and (ii) establish a maximum number of shares with respect to which options, restricted stock awards and restricted unit awards may be granted to any employee was approved. 18,176,534 shares were voted in favor of, and 2,648,424 were voted against or abstained from voting on the amendment.

3. A proposal to amend and restate the Company's Management Performance Plan to, among other things, (i) increase the amount of the maximum individual award payable in any performance period and (ii) expand the types of corporate business criteria that the Compensation committee may consider in establishing each performance period's performance goals, was approved. 22,522,835 shares were voted in favor of, and 303,037 were voted against or abstained from voting on, the approval of this proposal.

4. The appointment of Deloitte & Touche llp as the Company's independent auditors for the 1997 fiscal year was ratified. 22,793,840 shares were voted in favor of, and 32,032 shares were voted against or abstained from voting on, this proposal.

=======================================================================
<PAGE 16>


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

      (a)  Exhibits:

           10.15.1    Amendment    to   the   AnnTaylor    Stores
                        Corporation Amended and Restated 1992 Stock
                        Option and Restricted Stock and Unit  Award
                        Plan,  as approved by stockholders on  June
                        18, 1997.

           10.16      AnnTaylor  Stores Corporation  Amended  and
                        Restated  Management Performance
                        Compensation Plan,  as approved by
                        stockholders on June 18, 1997.

           10.25.4    First Amendment to the Amended and Restated
                        Credit  Agreement, dated as  of  April  11,
                        1997,  between  AnnTaylor Global  Sourcing,
                        Inc.  and the Hongkong and Shanghai Banking
                        Corporation Limited.

           10.25.5    Second   Amendment  to  the   Amended   and
                        Restated Credit Agreement, dated as of July
                        29, 1997,   between   AnnTaylor   Global
                        Sourcing,   Inc.  and  the   Hongkong   and
                        Shanghai Banking Corporation Limited.


      (b)  Reports on Form 8-K:

                      None.

==========================================================================

<PAGE 17>


                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor Stores Corporation

Date:  September 12, 1997           By: /s/  J. Patrick Spainhour
      --------------------             ---------------------------
                                        J. Patrick Spainhour
                                        Chairman and Chief Executive
                                                Officer





Date:  September 12, 1997            By:  /s/  Walter J. Parks
      ----------------------            --------------------
                                              Walter J. Parks
                                         Senior Vice President and
                                         Chief Financial Officer