Form 10-Q
period 1997-11-01
TAYLOR ANN STORES CORP
filed 1997-12-16
CIK 874214

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 1, 1997

                               OR

   __ TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934


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
                          ----      ----


   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
          Class                          November 28, 1997
  ------------------------------         -----------------
  Common Stock, $.0068 par value             25,640,451




=========================================================================


                       INDEX TO FORM 10-Q






                                                                    Page No.
                                                                    --------
  PART I. FINANCIAL INFORMATION
    Item 1.   Financial Statements
              Condensed Consolidated Statements of Operations
                for the Quarters and Nine Months Ended
                November 1, 1997 and November 2, 1996..................  3

              Condensed Consolidated Balance Sheets as of
                November 1, 1997 and February 1, 1997..................  4

              Condensed Consolidated Statements of Cash Flows
                for the Nine Months Ended November 1, 1997 and
                November 2, 1996.......................................  5

              Notes to Condensed Consolidated Financial Statements.....  6


     Item 2.   Management's Discussion and Analysis of Operations......  9


  PART II.  OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K......................... 15


=============================================================================
[PAGE 3]

                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Nine Months Ended November 1, 1997 and November 2, 1996
                           (unaudited)



                                          Quarters Ended     Nine Months Ended
                                        -----------------    -----------------

                                        Nov. 1,   Nov. 2,    Nov. 1,   Nov. 2,
                                         1997      1996       1997      1996
                                        -------   -------    -------  --------
                                       (in thousands except per share amounts)

Net sales..............................$187,200  $212,670   $569,263  $584,999
Cost of sales..........................  94,468   115,580    292,541   324,008
                                        -------   -------    -------   -------

Gross profit...........................  92,732    97,090    276,722   260,991
Selling, general and
  administrative expenses..............  78,669    75,838    229,039   216,121
Employment contract separation expense..    ---     3,500        ---     3,500
Amortization of goodwill................  2,760     2,578      8,280     7,331
                                        -------   -------    -------   -------

Operating income.......................  11,303    15,174     39,403    34,039
Interest expense.......................   4,958     6,345     15,531    18,676
Other expense, net.....................     342       898        617       474
                                        -------   -------    -------   -------

Income before income taxes.............   6,003     7,931     23,255    14,889
Income tax provision...................   3,818     4,669     13,610     9,188
                                        -------   -------    -------   -------
Income before extraordinary loss.......   2,185     3,262      9,645     5,701

Extraordinary loss (net of income
  tax benefit of $130,000).............     ---       ---       (173)      ---
                                        -------   -------    -------   -------

   Net income..........................$  2,185  $  3,262   $  9,472  $  5,701
                                        =======   =======    =======   =======

Net income per share of common stock:
   Income per share before
     extraordinary loss................$   0.08  $   0.13   $   0.38  $   0.24

   Extraordinary loss per share........     ---       ---      (0.01)      ---
                                        -------   -------    -------   -------

      Net income per share.............$   0.08  $   0.13   $   0.37  $   0.24
                                        =======   =======    =======   =======



   See accompanying notes to condensed consolidated financial statements.


==============================================================================
[PAGE 4]

                  ANNTAYLOR STORES CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
              November 1, 1997 and February 1, 1997

                                                     November 1,   February 1,
                                                        1997          1997
                                                     -----------   -----------

                                                     (unaudited)

                                                           (in thousands)
                             ASSETS

Current assets
   Cash and cash equivalents.......................... $  7,116      $  7,025
   Accounts receivable, net...........................   66,662        63,605
   Merchandise inventories............................  114,377       100,237
   Prepaid expenses and other current assets..........   23,333        25,653
                                                        -------       -------
     Total current assets.............................  211,488       196,520

Property and equipment................................  234,809       209,081
     Less accumulated depreciation and amortization...   91,968        65,648
                                                        -------       -------
     Net property and equipment.......................  142,841       143,433

Goodwill, net.........................................  333,499       341,779
Deferred financing costs, net.........................    1,596         2,743
Other assets..........................................    2,715         3,664
                                                        -------       -------
     Total assets..................................... $692,139      $688,139
                                                        =======       =======


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable................................... $ 43,921      $ 34,341
   Accrued expenses...................................   50,357        43,042
   Current portion of long-term debt..................      964           287
                                                        -------       -------
     Total current liabilities........................   95,242        77,670

Long-term debt........................................  105,515       130,905
Deferred income taxes.................................    3,872         4,872
Other liabilities.....................................    9,630         7,952

Commitments and contingencies

Company-Obligated Mandatorily Redeemable Convertible
   Preferred Securities of AnnTaylor Finance Trust
     Holding Solely Convertible Debentures............   96,333        96,158

Stockholders' equity
   Common stock, $.0068 par value; 40,000,000
     shares authorized; 25,652,590 and 25,598,489
     shares issued, respectively......................      174           174
   Additional paid-in capital.........................  350,567       349,545
   Warrants to acquire 2,814 shares of
     common stock.....................................       46            46
   Retained earnings..................................   31,910        22,613
   Deferred compensation on restricted stock..........     (934)       (1,590)
                                                        -------       -------
                                                        381,763       370,788
   Less treasury stock, 12,139 and 11,601 shares,
     respectively, at cost............................     (216)         (206)
                                                        -------       -------
        Total stockholders' equity....................  381,547       370,582
                                                        -------       -------
        Total liabilities and stockholders' equity.... $692,139      $688,139
                                                        =======       =======


     See accompanying notes to condensed consolidated financial statements.

==============================================================================
[PAGE 5]

                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Nine Months Ended November 1, 1997 and November 2, 1996
                           (unaudited)


                                                            Nine Months Ended
                                                           -------------------

                                                            Nov. 1,    Nov. 2,
                                                             1997       1996
                                                            ------     ------

                                                              (in thousands)

Operating activities:
 Net income............................................   $  9,472   $  5,701
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Extraordinary loss..................................        303        ---
   Employment contract separation expense..............        ---      3,500
   Equity earnings in CAT..............................        ---     (1,043)
   Provision for loss on accounts receivable...........      1,366      1,315
   Depreciation and amortization.......................     21,022     19,232
   Amortization of goodwill............................      8,280      7,331
   Amortization of deferred financing costs............      1,097      1,198
   Amortization of deferred compensation...............        797         25
   Deferred income taxes...............................        ---      3,200
   Loss on disposal of property and equipment..........        246        641
   Change in assets and liabilities net of effects
     from purchase of ATGS:
       Increase) decrease in:
       Receivables.....................................     (4,423)    (1,441)
       Merchandise inventories.........................    (14,140)   (19,731)
       Prepaid expenses and other current assets.......      1,320      1,472

     Increase (decrease) in:
       Accounts payable................................      9,580     (3,515)
       Accrued expenses................................      7,315      5,576
       Other non-current assets and liabilities, net...      2,171        208
                                                           -------    -------
 Net cash provided by operating activities.............     44,406     23,669
                                                           -------    -------
Investing activities:
 Purchases of property and equipment...................    (20,220)    (9,795)
 Purchase of ATGS......................................        ---       (356)
                                                           -------    -------
 Net cash used by investing activities.................    (20,220)   (10,151)
                                                           -------    -------
Financing activities:
 Net repayments under revolving credit agreement.......        ---    (94,000)
 Net repayments under term loan........................    (24,500)       ---
 Term loan prepayment penalty..........................       (184)       ---
 Payments on mortgage..................................       (213)      (198)
 Net proceeds from issuance of Preferred Securities....        ---     95,985
 Exercise of stock options.............................        871        215
 Net repayments under receivables facility.............        ---    (14,000)
 Payments of financing costs...........................        (69)      (382)
                                                           -------    -------
 Net cash used by financing activities.................    (24,095)   (12,380)
                                                           -------    -------
Net increase in cash...................................         91      1,138

Cash, beginning of period..............................      7,025      1,283
                                                           -------    -------

Cash, end of period....................................   $  7,116   $  2,421
                                                           =======    =======
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for interest..............   $ 12,491   $ 14,998
                                                           =======    =======
 Cash paid during the period for income taxes..........   $ 12,973   $  4,803
                                                           =======    =======


   See accompanying notes to condensed consolidated financial statements.

==============================================================================

[PAGE 6]

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

   Detailed footnote information is not included for the periods ended November 1, 1997 and November 2, 1996. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 1996 Annual Report to Stockholders.


2. Income Per Share
   ----------------

   Net income per share is calculated by dividing net income by the total of the weighted average number of common shares and common share equivalents outstanding, assuming the exercise of outstanding warrants and the dilutive effect of outstanding stock options, computed in accordance with the treasury stock method. The number of shares used in the calculation was as follows:

                              Quarters Ended    Nine Months Ended
                             -----------------  -----------------

                             Nov.  1,  Nov. 2,   Nov. 1,  Nov. 2,
                                1997     1996      1997     1996
                             --------  -------   -------  -------

                                         (in thousands)

   Common shares............   25,639   24,229    25,624   23,470
   Warrants.................        3       17         3       28
   Stock options............       73       88       119       99
                               ------   ------    ------   ------
                               25,715   24,334    25,746   23,597
                               ======   ======    ======   ======


   ========================================================================
   [PAGE 7]


2. Income Per Share (continued)
   ----------------------------


   Fully diluted income per share, assuming the conversion into common stock of the 8-1/2% Convertible Trust Originated Preferred Securities is not presented for the quarter and nine months ended November 1, 1997 or November 2, 1996, as there is no dilutive effect of the assumed conversion.

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



3. Long-Term Debt
   --------------

   The   following  summarizes  long-term  debt  outstanding   at
November 1, 1997.

                                            (in thousands)

      8-3/4% Notes............................  $100,000
      Mortgage................................     6,479
                                                 -------
         Total debt...........................   106,479
      Less current portion....................       964
                                                 -------
         Total long-term debt.................  $105,515
                                                 =======

      On July 2, 1997, the Company used available cash to prepay the outstanding balance of its $24,500,000 term loan due September 1998. This loan repayment resulted in an extraordinary charge to earnings of $173,000, net of income tax benefit, or $0.01 per share.

      On July 29, 1997, AnnTaylor Global Sourcing, Inc. amended its credit facility with the Hongkong and Shanghai Banking
Corporation Limited, increasing the commitment available for letters of credit under the facility to $50,000,000. On November 19, 1997, the maturity date of the facility was extended to July 29, 1998.

====================================================================

[PAGE 8]


4. Supplementary Data
   ------------------

   The following unaudited proforma condensed consolidated operating data for the quarter and nine months ended November 2, 1996 have been presented to give effect to the acquisition of the Company's sourcing subsidiary, which was consummated in September 1996 (the "Sourcing Acquisition"), as if it had occurred at the beginning of such periods:

                                  Quarter Ended       Nine Months Ended
                               -------------------   ------------------
                                November 2,  1996     November 2, 1996
                               -------------------   ------------------
                                Actual    Proforma    Actual   Proforma
                               --------   --------   -------   --------
                               (in thousands, except per share amounts)

   Sales.....................  $212,670   $212,670   $584,999   $584,999
   Net income................  $  3,262   $  3,863   $  5,701   $  8,629
   Net income per share......  $   0.13   $   0.15   $   0.24   $   0.34
   Weighed  average shares
     outstanding.............    24,334     25,547     23,597     25,567


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

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which addresses segment reporting, including, where applicable, requirements to report selected segment information quarterly and provide entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for financial statements for periods beginning after December 15, 1997. Management currently is evaluating the effects of this change on the Company's financial statements.

========================================================================
[PAGE 9]


Item 2. Management's Discussion and Analysis of Operations
        --------------------------------------------------

Results of Operations


                                        Quarters Ended   Nine Months Ended
                                        Nov. 1,  Nov. 2,  Nov. 1,  Nov. 2,
                                         1997      1996    1997     1996
                                        -------  -------  -------  -------
   Number of Stores:
      Open  at beginning of period......   310     306       309     306
      Opened during period..............    15       4        24       9
      Expanded during period*...........     7       6         8       7
      Closed during period..............     1       1         9       6
      Open at end of period.............   324     309       324     309
   Type of Stores Open at End of Period:
      AnnTaylor Stores..................                     283     260
      AnnTaylor  Factory  Stores........                      14      13
      AnnTaylor Loft stores.............                      27      27
      AnnTaylor Studio stores...........                     ---       9

----------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.



Quarter Ended November 1, 1997 Compared to Quarter Ended November 2, 1996
-------------------------------------------------------------------------

   The Company's net sales in the third quarter of 1997 decreased to $187,200,000 from $212,670,000 in the third quarter of 1996, a decrease of $25,470,000 or 12.0%. Management believes that the decrease in net sales was principally attributable to lower customer acceptance of certain of the Company's third quarter merchandise offerings and, to a lesser extent, a planned reduction in promotional inventories at the beginning of the quarter compared to last year. Comparable store sales for the third quarter of 1997 decreased 15.9% compared to the third quarter of 1996, due principally to the same factors. On a per square foot basis, inventories were 19.6% lower at the end of the third quarter of 1997 than at the end of the third quarter of 1996, excluding inventories associated with AnnTaylor Global Sourcing.

   Gross profit as a percentage of net sales increased to 49.5% in the third quarter of 1997 from 45.7% in the third quarter of 1996. This increase was primarily attributable to increased initial markups resulting from the Sourcing Acquisition, partially offset by increased markdowns as a percentage of net sales.

   Selling, general and administrative expenses were $78,669,000, or 42.0% of net sales, in the third quarter of 1997, compared to $75,838,000, or 35.7% of net sales, in the third quarter of 1996. The increase in operating expense was primarily attributable to increased tenancy expense related to increased retail square footage and investment in certain strategic initiatives, such as marketing and enhanced merchandising information systems. The increase in operating expenses as a percentage of net sales was primarily the result of decreased leverage on fixed expenses as a result of lower sales.


===================================================================
[PAGE 10]


   As a result of the foregoing, the Company had operating income of $11,303,000, or 6.0% of net sales, in the third quarter of 1997, compared to operating income of $15,174,000, or 7.1% of net sales, in the third quarter of 1996. Operating income for the third quarter of 1996 reflects a one-time charge of $3,500,000, or 0.4% of net sales, representing the Company's obligations under the former chairperson's employment contract. Amortization of goodwill was $2,760,000 in the third quarter of 1997 and $2,578,000 in the third quarter of 1996. Operating income, without giving effect to goodwill amortization in either year, was $14,063,000, or 7.5% of net sales, in the 1997 period and $17,752,000, or 8.3% of net sales, in the 1996 period.

   Interest expense was $4,958,000 in the third quarter of 1997 and $6,345,000 in the third quarter of 1996. The decrease in interest expense is attributable to reduced outstanding indebtedness in the third quarter of 1997 compared to the third quarter of 1996.

   The income tax provision was $3,818,000, or 63.6% of income before income taxes, in the third quarter of 1997 compared to $4,669,000, or 58.9% of income before income taxes, in the third quarter of 1996. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $2,185,000, or 1.2% of net sales, for the third quarter of 1997 compared to net income of $3,262,000, or 1.5% of net sales, for the third quarter of 1996.

   AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.



Nine Months Ended November 1, 1997 Compared to Nine Months Ended
----------------------------------------------------------------
November 2, 1996
----------------

   The Company's net sales in the first nine months of 1997 decreased to $569,263,000 from $584,999,000 in the first nine months of 1996, a decrease of $15,736,000 or 2.7%. Management believes that the decrease in net sales was primarily attributable to lower customer acceptance of certain of the Company's summer and third quarter merchandise offerings and the Company's lower promotional inventory position in the second quarter and the beginning of the third quarter, compared to the prior year. Comparable stores sales decreased 5.5% for the first nine months of 1997 compared to the first nine months of 1996 due principally to the same factors.

==================================================================
[PAGE 11]


   Gross profit as a percentage of net sales increased to 48.6% in the first nine months of 1997 from 44.6% in the first nine months of 1996. This increase was attributable to increased initial markups resulting from the Sourcing Acquisition and lower markdowns associated with decreased promotional activities compared to the prior year.

   Selling, general and administrative expenses were $229,039,000, or 40.2% of net sales, in the first nine months of 1997, compared to $216,121,000, or 36.9% of net sales, in the first nine months of 1996. The increase in operating expense was primarily attributable to increased expenses in marketing and information systems as well as increased tenancy and store payroll expense related to increased retail square footage. The increase in operating expense as a percentage of net sales was primarily the result of decreased leverage on fixed expenses as a result of lower sales.

   As a result of the foregoing, operating income increased to $39,403,000, or 6.9% of net sales, in the first nine months of 1997, from $34,039,000, or 5.8% of net sales, in the first nine months of 1996. Operating income for the first nine months of 1996 reflects a one-time charge of $3,500,000, or 0.4% of net sales, described above. Amortization of goodwill was $8,280,000 in the first nine months of 1997 compared to $7,331,000 in the first nine months of 1996. Operating income, without giving effect to such goodwill amortization in either year, was
$47,683,000, or 8.4% of net sales, in the 1997 period and $41,370,000, or 7.1% of net sales, in the 1996 period.

   Interest  expense was $15,531,000 in the first nine months  of
1997  and  $18,676,000 in the first nine  months  of  1996.   The
decrease in interest expense is primarily attributable to reduced outstanding indebtedness in the first nine months of 1997.

   The income tax provision was $13,610,000, or 58.5% of income before income taxes in the 1997 period, compared to $9,188,000, or 61.7% of income before income taxes in the 1996 period. The effective income tax rate for both periods was higher than the statutory rate primarily as a result of non-deductible goodwill amortization.

   On July 2, 1997, the Company used available cash to prepay $24,500,000, the outstanding balance of its term loan due September 1998. This loan repayment will result in annualized interest expense savings of approximately $2,200,000, and resulted in an extraordinary charge to earnings in the first six months of fiscal 1997 of $0.01 per share.

   As a result of the foregoing factors, the Company had net income of $9,472,000, or 1.7% of net sales, for the first nine months of 1997, compared to net income of $5,701,000, or 1.0% of net sales, for the first nine months of 1996.

===================================================================
[PAGE 12]


Financial Condition
-------------------

   For the first nine months of 1997, net cash provided by operating activities totaled $44,406,000, primarily as a result of net income and non-cash operating expenses. Cash used by investing activities during the first nine months of 1997 amounted to $20,220,000, for the purchase of property and equipment. Cash used for financing activities during the first nine months of 1997 amounted to $24,095,000, primarily attributable to funds used for repayment of the term loan.

   Accounts receivable increased to $66,662,000 at November 1, 1997 from $63,605,000 at February 1, 1997, an increase of $3,057,000 or 4.8%. This increase is primarily attributable to an increase in construction allowance receivables outstanding of $3,470,000.

   Accounts payable increased to $43,921,000 at November 1,  1997 from  $34,341,000 at February 1, 1997, an increase of  $9,580,000
or  27.9%, primarily due to an increase in inventory and   timing
of payments.

   Merchandise inventories were $114,377,000 at November 1, 1997, compared to inventories of $100,237,000 at February 1, 1997. Total square footage increased to 1,804,000 square feet at November 1, 1997 from 1,705,000 square feet at February 1, 1997. On a per square foot basis, merchandise inventories were 19.6% lower at the end of the third quarter of 1997 than at the end of the third quarter of 1996, excluding inventories associated with AnnTaylor Global Sourcing.

   At November 1, 1997, there were no borrowings outstanding under either Ann Taylor's revolving credit facility or AnnTaylor Funding, Inc.'s receivables facility. Ann Taylor can borrow up to $122,000,000 under the revolving credit facility and AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the receivables facility, depending upon its accounts receivable balance. There were no borrowings outstanding under AnnTaylor Global Sourcing, Inc.'s $50,000,000 credit facility, which is available principally for the issuance of letters of credit; cash borrowings under the facility are limited to a maximum of $5,000,000. The maturity date of this facility was extended to July 29, 1998. In addition, the Company has outstanding an aggregate of $100,625,000 of convertible trust originated preferred securities issued by its financing vehicle, AnnTaylor Finance Trust.

   The Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, totaled $20,220,000 for the nine months ended November 1, 1997. The Company expects to open a total of 27 new Ann Taylor Stores and to expand a total of 9 existing Ann Taylor Stores in fiscal 1997. Total capital expenditures for 1997 are expected to be approximately $23,000,000.

==================================================================

[PAGE 13]


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

     The Company has been in the process of conducting a comprehensive review of its computer systems to identify those that could be adversely affected by the "Year 2000 issue" and is developing an implementation plan to resolve the issue. The "Year 2000 issue" refers to the inability of many computer systems to process
accurately  dates later than December 31, 1999.   Date  codes  in
many programs are abbreviated to allow only two digits for the year, e.g. "97" for the year 1997. Unless these programs are modified to handle the century date change, they will likely interpret the year "00", that is, the year 2000, as the year
1900.   The  Year  2000 issue creates risk for the  Company  from
unforeseen problems in its own computer systems as well as in computer systems of third parties with whom the Company does business worldwide, including banks and credit card processing entities, factories and others. The Company presently believes that, with modifications to existing software and conversions to new  software that the Company plans to implement over  the  next two years, the Year 2000 issue will not pose significant operational problems for the Company's own computer systems as so
modified  and  converted.   However, if  such  modifications  and
conversions  are not completed timely, the Year  2000  issue  may have  a material adverse impact on the operations of the Company.
In  addition,  the Company cannot give assurance that  the  third parties with whom it does business will address any Year 2000 issues in their own systems on a timely basis; their failure to do so could also have a material adverse impact on the Company.

     The FASB issued SFAS No. 128, "Earnings per Share", which specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share. This statement is effective for financial statements for periods ending after December 15, 1997. The Company has determined that this statement will have no material effect on the Company's reported earnings per share.

===================================================================
[PAGE 14]


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

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which addresses segment reporting, including, where applicable, requirements to report selected segment information quarterly and provide entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for financial statements for periods beginning after December 15, 1997. Management currently is evaluating the effects of this change on the Company's financial statements.



Statement Regarding Forward Looking Disclosures
-----------------------------------------------

     Sections of this Quarterly Report on Form 10-Q, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to predict accurately customer fashion preferences; failure to provide an appropriate balance of merchandise offerings; a decline in the demand for merchandise offered by the Company; competitive influences; levels of store traffic; effectiveness of the Company's brand awareness and marketing programs; general economic conditions that are less favorable than expected; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; an adverse outcome of certain litigation described under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997 that materially and adversely affects the company's financial condition; or lack of sufficient customer acceptance of the Ann Taylor Loft concept in the moderate-priced women's apparel market. The Company assumes no obligation to update any such forward-looking statements.

===================================================================
[PAGE 15]

                   PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

      (a)      Exhibits:

                  10.25.6 Notification of extension of termination date of the Amended and Restated Credit Agreement, dated as of September 20, 1996 between AnnTaylor Global Sourcing, Inc. and the HongKong and Shanghai Banking Corporation Limited.

                  (b)   Reports on Form 8-K:

                            None

========================================================================
[PAGE 16]

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor Stores Corporation



Date:  December 16, 1997           By: /s/  J. Patrick Spainhour
      -------------------             --------------------------
                                            J. Patrick Spainhour
                                            Chairman and Chief
                                            Executive Officer





Date: December 16, 1997            By: /s/  Walter J. Parks
     --------------------              ---------------------------
                                            Walter J. Parks
                                            Senior Vice President and
                                            Chief Financial Officer

================================================================