Form 10-K
period 1998-01-31
TAYLOR ANN STORES CORP
filed 1998-04-30
CIK 874214

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
 X  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
    SECURITIES EXCHANGE ACT OF 1934 .

           For the fiscal year ended January 31, 1998

                               OR

___ TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934.


                   Commission File No. 1-10738


                   ANNTAYLOR STORES CORPORATION
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


         DELAWARE                                    13-3499319
-------------------------------      -------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)


  142 West 57th Street, New York, NY                          10019
----------------------------------------                ------------------
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


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X .    No ___.


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes _____.     No  X.


     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of April 2, 1998 was $315,774,583.

     The number of shares of the registrant's Common Stock outstanding as of April 2, 1998 was 25,642,685.


              Documents Incorporated by Reference:


     Portions  of  the  Registrant's  Proxy  Statement  for   the
Registrant's 1998 Annual Meeting of Stockholders to be held on June 17, 1998 are incorporated by reference into Part III.

=============================================================================
<PAGE 1>
                             PART I




ITEM 1.   Business
------------------


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

     As of January 31, 1998, the Company operated 324 stores in 41 states and the District of Columbia, under the names Ann Taylor, Ann Taylor Factory Store and Ann Taylor Loft. Of the 283 stores operated under the Ann Taylor name, approximately three-quarters are located in regional malls and upscale specialty retail centers, with the balance located in downtown and village locations. These stores represent the Company's core merchandise line. The Company believes that the customer base for its Ann Taylor stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

     In 1995, the Company began testing Ann Taylor Loft, a separate moderate-price store concept for women who appreciate the Ann Taylor style but are more cost conscious. Merchandise is designed uniquely for these stores and is sold under the Ann Taylor Loft label. As of January 31, 1998, the Company operated 27 Ann Taylor Loft stores, all located in factory outlet centers. The Company believes that the Ann Taylor Loft concept represents an opportunity for the Company to compete in the moderately-priced women's apparel market. In 1998, the Company plans to open Ann Taylor Loft stores outside the factory outlet center environment for the first time, primarily in regional malls and strip shopping centers. See "Stores and Expansion" below.

     The  Company  also  operates 14  stores  in  factory  outlet centers that serve primarily as a clearance vehicle for merchandise from both Ann Taylor and Ann Taylor Loft stores. The Company is introducing a limited selection of original priced Ann Taylor Loft merchandise to many of these stores as well, so that the Company's emphasis on wardrobing can be represented in these stores at all times.

     The Company was incorporated under the laws of the state of Delaware in 1988 under the name AnnTaylor Holdings, Inc. The Company changed its name to AnnTaylor Stores Corporation in April 1991. The Company was formed at the direction of Merrill Lynch Capital Partners, Inc. ("ML Capital Partners"), a wholly owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co"), for the purpose of acquiring Ann Taylor in a leveraged buyout transaction (the "Acquisition") in 1989. As of April 2, 1998, certain limited partnerships controlled directly or indirectly by ML
Capital Partners, together with certain other affiliates of ML&Co. (collectively, the "ML Entities"), beneficially owned an aggregate of 6,159,018 shares, or approximately 24.0%, of the outstanding common stock of the Company. The ML Entities have two designees on the Company's Board of Directors and, therefore, are in a position to influence management of the Company. Unless the context indicates otherwise, all references herein to the Company include the Company, its wholly owned subsidiary Ann Taylor and their respective subsidiaries.


============================================================================
<PAGE 2>


Merchandise Design and Production
---------------------------------

     Substantially all Ann Taylor merchandise is developed by the Company's in-house product design and development team, which designs merchandise exclusively for the Company's stores. The Company's merchandising group determines inventory needs for the upcoming season, edits the assortment developed by the design team, plans monthly merchandise flows, and arranges for the production of merchandise either through the Company's sourcing division, or with manufacturers or vendors who are private label specialists.

     The Company's production management and quality assurance department establishes the technical specifications for all Ann Taylor merchandise, inspects factories in which Ann Taylor merchandise is produced, including periodic in-line inspections while goods are in production to identify potential problems prior to shipment and, upon receipt, inspects merchandise on a test basis for uniformity of size and color, as well as for conformity with specifications and overall quality of manufacturing.

     The Company believes that procuring merchandise directly from manufacturers improves the Company's competitive position by providing it with greater control over pre-production processes, resulting in greater consistency in merchandise quality and sizing, and by reducing merchandise costs. To this end, in May 1992, the Company commenced a joint venture, known as "CAT", with one of its private label vendors, Cygne Designs, Inc. ("Cygne"). CAT was formed for the purpose of acting as a sourcing agent exclusively for Ann Taylor, placing merchandise orders directly with manufacturers. Until September 1996, the Company owned a minority interest in CAT. In September 1996, the Company acquired Cygne's entire interest in CAT, which became a wholly owned subsidiary of Ann Taylor, as well as certain assets of the Ann Taylor Woven Division of Cygne that Cygne used in sourcing merchandise for Ann Taylor. The Company's sourcing division is now known as Ann Taylor Global Sourcing ("ATGS").

     The Company sources merchandise from approximately 175 manufacturers and vendors, none of which accounted for more
than 7% of the Company's purchases  in  Fiscal 1997.   The
Company's merchandise is manufactured in over 28 countries, with approximately 14% of the Company's merchandise manufactured in Hong Kong and 24% in China. Any event causing a sudden disruption of manufacturing or imports from Hong Kong or China, including the imposition of additional import restrictions, could have a material adverse effect on the Company's operations. Substantially all of the Company's foreign purchases are negotiated and paid for in U.S. dollars.

     The Company cannot predict whether any of the foreign countries in which its products are currently manufactured or any of the countries in which the Company may manufacture its products in the future will be subject to future or increased import restrictions by the U.S. government, including the likelihood, type or effect of any trade restriction. Trade restrictions, including increased tariffs or quotas, against apparel, footwear or other items sold by the Company could affect the importation of such merchandise generally and, in such event, could increase the cost or reduce the supply of merchandise available to the Company and adversely affect the Company's business, financial condition, results of operations and liquidity. The Company's merchandise flow may also be adversely affected by financial or political instability in any of the countries in which its goods are manufactured, if it affects the production or export of merchandise from such countries; significant fluctuation in the value of the U.S. dollar against foreign currencies; and restrictions on the transfer of funds.

     The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. The Company believes it has a good relationship with its suppliers and that, as the number of the Company's stores increases, subject to the discussion above, there will continue to be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

=============================================================================
<PAGE 3>


Inventory Control and Merchandise Allocation
--------------------------------------------

     The Company's merchandise planning and allocation department analyzes each store's size, location, demographics, and sales and inventory history to determine the quantity of merchandise to be purchased for and the allocation of merchandise to the Company's stores. Upon receipt, merchandise is allocated in order to achieve an emphasis that is suited to each store's customer base.

     Merchandise typically is sold at its original marked price for several weeks, with the length of time varying by item. The Company reviews its inventory levels on an on-going basis in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation or changes in customer preference or if it is determined that the inventory will not sell at its currently marked price. Marked-down items remaining unsold are moved periodically to the Company's factory outlet stores, where additional markdowns may be taken.

     Throughout 1997, the Company focused on improving its inventory management strategies, including evaluating target average inventory investment per store, in order to achieve increased gross margins. In Fiscal 1997, inventory turned 5.1 times compared to 4.7 times in Fiscal 1996. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and the end of the period, excluding inventory associated with the Company's sourcing division. ATGS inventory is principally finished goods in transit from factories.

     In early 1998, the Company selected a new comprehensive merchandising information system to provide improved systems support for its merchandising functions. This system will be phased in over the next two years. When complete, the system will serve as the central source of information regarding merchandise items, inventory management, purchasing, allocation, replenishment, and distribution and receiving.

     The Company uses a centralized distribution system, under which nearly all Ann Taylor merchandise is distributed to the Company's stores through its distribution center located in Louisville, Kentucky. See "Properties". Merchandise is shipped by the distribution center to the Company's stores several times each week.


Stores and Expansion
--------------------

     An important aspect of the Company's business strategy is a real estate expansion program designed to reach new customers through the opening of new stores. The Company adds additional stores, or expands the size of existing stores, in markets where Ann Taylor already has a presence as market conditions warrant and sites become available. The Company also opens new stores in additional markets that it believes have a sufficient concentration of its target customers. Store locations are determined on the basis of various factors, including geographic location, demographic studies, anchor tenants in a mall location, other specialty stores in a mall or specialty center location or in the vicinity of a village location, and the proximity to professional offices in a downtown or village location.
Ann Taylor Factory Stores and all Ann Taylor Loft stores opened through 1997 are located in factory outlet malls in which co-tenants generally include a significant number of outlet or discount stores operated by nationally recognized upscale brand name retailers.

     As of January 31, 1998, the Company operated 324 stores throughout the United States. Ann Taylor stores opened in 1997 averaged 4,500 square feet, compared to the average size of Ann Taylor stores opened prior to 1993 of 3,500 square feet. New Ann Taylor stores opened since 1993 have been between 3,800 and 13,800 square feet in size (excluding the two flagship stores referred to below). The Company believes that the larger store format enhances the Company's ability to merchandise its customer offerings and reinforces its total wardrobing concept, provides area necessary for the proper presentation of Ann Taylor shoes, petites and other product line extensions, and improves customer service and ease of shopping. Ann Taylor stores to be opened in Fiscal 1998 are expected to average approximately 4,400 square feet.

=============================================================================
<PAGE 4>

     In  Fall  1995, the Company opened two flagship  Ann  Taylor stores, each in excess of 20,000 square feet, one on Madison Avenue in New York City, and the other on Post Street in San Francisco. These two larger stores represent the fullest assortment of Ann Taylor merchandise, and include amenities unique to these stores.

     Ann Taylor Factory Stores average 7,000 square feet and the Company's existing Ann Taylor Loft stores in factory outlet centers average 9,200 square feet. The 16 Ann Taylor Loft stores to be opened in regional malls and strip shopping centers in 1998 will average approximately 6,100 square feet. The Company also plans to open 2 Ann Taylor Loft stores in factory outlet centers in 1998, averaging 7,500 square feet.

     The Company's stores typically have approximately 19% of their total square footage allocated to stockroom and other non-selling space.

     The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor stores ("ATS"), Ann Taylor Factory Stores ("ATFS"), Ann Taylor Loft stores ("ATL") and the Company's former Ann Taylor Studio stores ("ATA") over the past five years:



       Total
       Stores                         No.     No.
      Open at                       Stores  Stores
      Beginn-    No. Stores Opened  Expanded Closed       No. Stores Open
       ing of   During Fiscal Year  During  During     at End of Fiscal Year
Fiscal Fiscal --------------------- Fiscal  Fiscal   --------------------------
Year   Year   ATS  ATFS  ATL ATA(a) Year(b) Year(b)  ATS ATFS  ATL ATA(a) Total
----  ------- ---  ----  --- ------ ------- -------  --- ----  --- -----  -----
1993    219     8     2    3  ---     12       1     222   9   ---   ---   231
1994    231    18     7    5    5     25       4     236  21   ---     5   262
1995    262    26     4   14    4     30       4     258  22    17     9   306
1996    306     9     1    1  ---      7       8     259  14(c) 27(c)  9   309
1997    309    27   ---  ---  ---      9      12     283   14   27   ---   324

____________

 (a) Ann Taylor Studio was a free-standing shoe and accessory store concept tested by the Company in 1994 and 1995. All Ann Taylor Studio stores were closed during fiscal 1997.

 (b) All stores expanded and all stores closed were Ann Taylor stores, except that one store expanded in 1994 and one store expanded in 1995 were ATL stores and nine stores closed in 1997 were ATA stores.

 (c) In 1995, certain ATFS and ATL stores that sold both original price Ann Taylor Loft merchandise and clearance merchandise from Ann Taylor stores and Ann Taylor Loft stores were classified as ATFS stores. In 1996, these stores were reclassified as ATL stores. During 1997, these stores' merchandise assortment was changed to be predominantly Ann Taylor Loft merchandise, and these stores are now operated as ATL stores.



     The Company believes that its existing store base is a significant strategic asset of its business. Ann Taylor stores are located in some of the most productive retail centers in the United States. The Company believes that it is one of the most sought after tenants by real estate developers because of its strong Ann Taylor brand franchise and its high average sales per square foot productivity ($445 per square foot in Fiscal 1997) relative to other specialty apparel retailers.

     The Company has invested approximately $145 million in its store base since the beginning of fiscal 1993; approximately 65% of its stores are either new or have been completely remodeled, as a result of an expansion or relocation, in the last five years.

     In 1997, the Company opened 27 Ann Taylor stores, and expanded or relocated 9 existing Ann Taylor stores. The Company also closed 3 Ann Taylor stores, at the expiration of their leases or in accordance with those stores' respective lease terms, and closed all 9 Ann Taylor Studio stores. The Company's total store square footage increased in 1997 from approximately 1,705,000 square feet to approximately 1,808,000 square feet, an increase (net of store closings) of approximately 103,000 square feet, or 6.0%. In Fiscal 1998, the Company intends to increase store square footage by approximately 232,000 square feet, or 12.8%, representing approximately 28 new Ann Taylor stores, the expansion of 9 existing Ann Taylor stores, and 18 new Ann Taylor Loft stores.

==============================================================================
<PAGE 5>

     Capital expenditures for the Company's Fiscal 1997 store expansion program, net of landlord construction allowances, totaled approximately $18.5 million, including expenditures for store refurbishing and store refixturing. The Company expects that capital expenditures for its Fiscal 1998 store expansion program, net of landlord construction allowances, will be approximately $35.5 million, including expenditures for store refurbishing and store refixturing.

     The Company's bank credit agreement, which expires in July 1998, provides for, among other things, an annual limitation on capital expenditures of $32.5 million in Fiscal 1997 and beyond, subject to increase if certain conditions are satisfied. The
Company is negotiating to replace this bank credit agreement before its expiration, and anticipates that the Company will be able to make the capital expenditures contemplated by its 1998 real estate expansion program under the replacement facility. See Note 2 to the Company's Consolidated Financial Statements and "Management's Discussion and Analysis--Liquidity and Capital Resources".

     The Company's ability to continue to increase store square footage will be dependent upon, among other things, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the negotiation of acceptable lease terms. See "Management's Discussion and Analysis--Liquidity and Capital Resources".



Information Systems
-------------------

     In 1997, the Company completed a thorough review of its information systems, and developed a three-year strategic plan to upgrade these systems, including the planned implementation of the core merchandising system referred to above under "Inventory Control and Merchandise Allocation". The Company believes that enhanced information systems are critical to providing its management with enhanced decision support tools and maintaining the Company's competitive position. The Company expects to invest at least $30 million in its information systems over the next three years.

     The Company has been conducting a comprehensive review of its computer systems to identify those that could be adversely affected by the "Year 2000 issue" and is developing an implementation plan to resolve the issue. The "Year 2000 issue" refers to the inability of many computer systems to process accurately dates later than December 31, 1999. Date codes in many programs are abbreviated to allow only two digits for the year, e.g. "97" for the year 1997. Unless these programs are modified to handle the century date change, they will likely interpret the year "00", that is, the year 2000, as the year
1900. The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems as well as in computer systems of third parties with whom the Company does business worldwide, including banks and credit card processing entities, suppliers, factories and others.

     The Company presently believes that, with modifications to existing software and conversions to new software that the Company plans to implement over the next two years, the Year 2000 issue will not pose significant operating problems for the Company's own computer systems as so modified and converted. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the Company. In addition, the Company cannot give assurance that the third parties with whom it does business will address any Year 2000 issues in their own systems on a timely basis; their failure to do so could also have a material adverse impact on the Company. The Company is currently compiling a list of these third parties, such as significant vendors and service providers, and determining procedures necessary to assess whether they are taking action to remedy their Year 2000 issues in a timely manner.

==============================================================================

<PAGE 6>



     The total cost to the Company of addressing the Year 2000 issue has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 issue modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual costs and ultimate timing could differ materially from those presently contemplated.



Customer Credit
---------------

     Customers may pay for merchandise with the Ann Taylor credit card, American Express, Visa, MasterCard, JCB, cash or check. Credit card sales were 78.7% of net sales in Fiscal 1997, 77.8% in Fiscal 1996 and 77.0% in Fiscal 1995. In Fiscal 1997, 18.7% of net sales were made with the Ann Taylor credit card, and 60.0% were made with third-party credit cards. As of January 31, 1998, the Company's Ann Taylor credit card accounts receivable totaled $49,721,000, net of allowance for doubtful accounts. Accounts written off in Fiscal 1997 were approximately $1,794,000, or 0.2% of net sales.

     Ann Taylor has offered customers its proprietary Ann Taylor credit card since 1976. The Company believes that the Ann Taylor credit card enhances customer loyalty while providing the customer with additional credit. However, the percentage of the Company's total sales made with its proprietary credit card has been declining over the past several years. The Company believes the declining penetration of its Ann Taylor credit card as a percentage of sales is attributable to the gain of market share by bank cards throughout the retail industry generally, as well as to the increase in the number of the Company's Ann Taylor Factory Stores and Loft stores in factory outlet mall locations, which have historically experienced a significantly lower penetration of sales with the Ann Taylor card. At January 31, 1998, over 419,000 Ann Taylor credit card accounts had been used during the past 18 months.



Advertising and Promotion
-------------------------

     For many years, the Company relied on its Ann Taylor fashion catalog, mailed principally to Ann Taylor credit card holders, as its principal advertising vehicle. The Company also occasionally ran print advertisements in newspapers and national women's fashion magazines such as Elle, Vogue and Harpers Bazaar. In early 1996, the Company suspended publication of its catalog and ran very few print advertisements. Beginning in 1997, the Company has placed a renewed emphasis on marketing. The Company believes it is strategically important to communicate directly with its customer base on a regular basis, both through increased national and regional advertising, as well as through direct mail marketing and in-store presentation. In 1997, marketing expenditures as a percentage of sales returned to pre-1996 levels, and the Company intends to maintain or increase marketing expenditures as a percentage of sales in 1998.



Trademarks and Service Marks
----------------------------

     The Ann Taylor trademark, and other trademarks and service marks used by the Company, either are registered or have trademark applications pending with the United States Patent and Trademark Office ("USPTO") and with the registries of many foreign countries. The Company's rights in the "AnnTaylor" mark are a significant part of the Company's business, as the Company believes its mark is well known in the women's retail apparel industry. Accordingly, the Company intends to maintain its "AnnTaylor" mark and related registrations and vigorously protect its trademarks against infringement.

==============================================================================
<PAGE 7>




     In 1994, the Company initiated trademark registration applications with the USPTO for its AnnTaylor Loft trademark in the categories of retail store services and apparel. Registration of the mark was issued in the retail store services category in 1996. However, the Company's application for a trademark registration in the apparel classification is being challenged in the USPTO by a French company, Freche et Fils, which cites its own "Loft Design By . . ." trademark in opposition to the Ann Taylor Loft mark. The Company believes that the challenge is without merit and intends to defend the action vigorously. In the event that Freche et Fils' challenge to the Company's trademark application for the Ann Taylor Loft trademark is successful, the Company would be denied federal registration of the Ann Taylor Loft trademark in the apparel classification.



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



Employees
---------

     Store management receives compensation in the form of salaries and performance-based bonuses. Sales associates are paid on an hourly basis plus performance incentives. A number of programs exist that offer incentives to both management and sales associates to increase sales and support the Company's total wardrobing strategy.

     As of January 31, 1998, the Company had approximately 6,300 employees, of whom 1,600 were full-time salaried employees, 1,600 were full-time hourly employees and 3,100 were part-time hourly employees working less than 30 hours per week. None of the
Company's employees are represented by a labor union. The Company believes that its relationship with its employees is good.



Statement Regarding Forward Looking Disclosures
-----------------------------------------------

     Sections of this Annual Report contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements. See "Management's Discussion and Analysis--Statement Regarding Forward Looking Disclosures".


==============================================================================
<PAGE 8>


ITEM 2. Properties
------------------

     As of January 31, 1998, the Company operated 324 stores, all of which were leased. The store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods, and grant the Company the right to extend the term for one or two additional five-year periods. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. Most of the leases also require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of the Company's leases, including renewal options, expire as follows:

               Fiscal Years Lease        Number of
                  Terms Expire             Stores
               -------------------       -----------

                  1998 - 2000...............  31
                  2001 - 2003...............  29
                  2004 - 2006............... 148
                  2007 and later............ 116


     Ann Taylor leases corporate offices at 142 West 57th Street in New York City, containing approximately 125,000 square feet, and approximately 59,000 square feet of office space at 1372 Broadway in New York City. The leases for these premises expire in 2006 and 2010, respectively. The Company also leases office space in New Haven, Connecticut, containing approximately 37,000 square feet. This lease expires in 2000.

     Ann Taylor's wholly owned subsidiary, AnnTaylor Distribution Services, Inc., owns its 256,000 square foot distribution center located in Louisville, Kentucky. Nearly all Ann Taylor merchandise is distributed to the Company's stores through this facility. The parcel on which the Louisville distribution center is located comprises approximately 20 acres and could accommodate possible future expansion of the facility.



ITEM 3. Legal Proceedings
-------------------------

     On  April  26,  1996,  certain alleged stockholders  of  the
Company filed a purported class action lawsuit in the United States District Court Southern District of New York, against the Company, Ann Taylor, certain officers and directors of the Company and Ann Taylor, ML&Co. and certain affiliates of ML&Co. (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y. 1996)). The complaint alleged causes of action under Section 10(b) and
Section 20(a) of the Securities Exchange Act of 1934, as amended, by alleging that the Company and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of the Company's common stock during the period commencing February 3, 1994 through May 4, 1995 due to alleged false and misleading statements about the Company and Ann Taylor. The complaint sought, among other things, certification as a class action on behalf of all purchasers of common stock during the period commencing February 3, 1994 through May 4, 1995, the awarding of compensatory damages to the plaintiffs and purported members of the class, the awarding of costs, including pre-judgment and post-judgment interest, reasonable attorneys' fees and expert witness fees to the plaintiffs and purported members of the class and equitable and/or injunctive relief. On March 10, 1998, the Court granted the defendants' motions to dismiss the complaint. The Court found that the complaint failed to state a claim upon which relief may be granted, and failed to plead fraud with particularity and an inability to do so. The Court's Opinion grants the plaintiffs leave to amend and re-file the complaint within thirty days of the date of the Opinion, and an amended complaint was filed by the plaintiffs on April 9, 1998. The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously. As the case is in preliminary stages, any liability that may arise from this action cannot be predicted at this time.

=============================================================================
<PAGE 9>



     The Company is also a party to routine litigation incident to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position, results of operations and liquidity of the Company.



ITEM  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     None.
============================================================================
<PAGE 10>

                             PART II
                             --------





ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The Company's common stock is listed and traded on the New York Stock Exchange under the symbol ANN. The number of holders of record of common stock at April 2, 1998 was 727. The following table sets forth the high and low closing sale prices for the common stock on the New York Stock Exchange during Fiscal 1997 and Fiscal 1996.

                                            Market Price
                                           ---------------
                                           High        Low
                                           ----        ----
       Fiscal Year 1997
       ----------------
        Fourth quarter.................. $14-15/16    $11-5/16
        Third quarter...................  19-5/8       14
        Second quarter..................  25           16-7/8
        First quarter...................  24-1/4       17

       Fiscal Year 1996
       ----------------
        Fourth quarter.................. $21-3/8      $15-3/8
        Third quarter...................  19-7/8       12
        Second quarter..................  23-1/4       12
        First quarter...................  19-1/8       11-1/8



     In Fiscal 1996, in connection with the acquisition of the Company's sourcing division ATGS, the Company issued an aggregate of 2,348,145 shares of common stock to Cygne (including shares issued to a wholly owned subsidiary of Cygne), in partial consideration for the sourcing operations purchased from Cygne. Also in Fiscal 1996, the Company awarded to J. Patrick Spainhour, Chairman and Chief Executive Officer of the Company, 75,000 shares of restricted common stock pursuant to the terms of his employment agreement with the Company, and awarded to Patricia DeRosa, President and Chief Operating Officer of the Company, 30,000 shares of restricted common stock, pursuant to the terms of her employment agreement with the Company. The Company believes that each of the foregoing share issuances was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, in each case as a transaction by an issuer not involving a public offering.

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

=============================================================================
<PAGE 11>



ITEM 6. Selected Financial Data
--------------------------------

     The following selected historical financial information for the periods indicated has been derived from the audited consolidated financial statements of the Company. The Company's consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, and consolidated balance sheets as of January 31, 1998 and February 1, 1997, as audited by Deloitte & Touche LLP, independent auditors, appear elsewhere in this document. The information set forth below should be read in conjunction with "Management's Discussion and Analysis" and the consolidated financial statements and notes thereto of the Company included elsewhere in this document. All references to years are to the fiscal year of the Company, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below had 52 weeks, with the exception of Fiscal 1995, which had 53 weeks.

==============================================================================
<PAGE 12>

                                               Fiscal Years Ended
                             -------------------------------------------------
                             Jan. 31,        Feb. 1,     Feb. 3,     Jan. 28,     Jan. 29,
                                1998          1997         1996        1995         1994
                             --------        ------     ---------    --------     --------
                                    (dollars in thousands, except per square
                                        foot data and per share data)
Operating Statement
  Information:
Net sales                    $781,028     $  798,117    $  731,142   $  658,804    $501,649
Cost of sales                 411,756        443,443       425,225      357,783     271,749
                              -------        -------       -------      -------     -------
  Gross profit                369,272        354,674       305,917      301,021     229,900
Selling, general and
  administrative expenses     308,232        291,027       271,136      214,224     169,371
Studio shoe stores closing
  expense (a)                     ---          3,600           ---          ---         ---
Employment contract
  separation expense (b)          ---          3,500           ---          ---         ---
Distribution center
  restructuring charge (c)        ---            ---           ---          ---       2,000
Amortization of goodwill (d)   11,040         10,086         9,506        9,506       9,508
                              -------        -------       -------      -------     -------
  Operating income             50,000         46,461        25,275       77,291      49,021
Interest expense (e)           19,989         24,416        20,956       14,229      17,696
Other (income) expense, net       548            403            38          168        (194)
                              -------        -------       -------      -------     -------
Income before income taxes
  and extraordinary loss       29,463         21,642         4,281       62,894      31,519
Income tax provision           17,466         12,975         5,157       30,274      17,189
                              -------        -------       -------      -------     -------
Income (loss) before
  extraordinary loss           11,997          8,667          (876)      32,620      14,330
Extraordinary loss (f)            173           ---           ---           868      11,121
                              -------        -------       -------      -------     -------
  Net income (loss)          $ 11,824     $    8,667     $    (876)  $   31,752    $  3,209
                              =======        =======       =======      =======     =======
Basic earnings (loss) per
  share before
  extraordinary loss         $   0.47     $     0.36     $   (0.04)  $     1.44    $   0.67
Extraordinary loss
  per share (f)                  0.01            ---           ---         0.04        0.52
                              -------        -------       -------      -------     -------
Basic earnings (loss)
  per share                  $   0.46     $     0.36     $   (0.04)  $     1.40    $   0.15
                              =======        =======       =======      =======     =======
Diluted earnings (loss)
  per share before
  extraordinary loss         $   0.47     $     0.36     $   (0.04)  $     1.42    $   0.66
Extraordinary loss
  per share (f)                  0.01            ---           ---         0.04        0.51
                              -------        -------       -------      -------     -------
Diluted earnings (loss)
  per share                  $   0.46     $     0.36     $   (0.04)  $     1.38    $   0.15
                              =======        =======       =======      =======     =======
Weighted average shares
  outstanding
  (in thousands)               25,628         23,981        23,067       22,687      21,233
Weighted average shares
  outstanding, assuming
  dilution (in thousands)      25,693         24,060        23,167       23,067      21,834
Operating Information:
Percentage increase
  (decrease) in
  comparable store sales (g)     (5.5)%          1.8%         (8.9)%       13.7%        2.3%
Net sales per gross
  square foot (h)            $    445     $      476     $     518   $      627    $    576
Number of stores:
  Open at beginning of
    the period                    309            306           262          231         219
  Opened during the period         27             11            48           35          13
  Expanded during the period        9              7            30           25          12
  Closed during the period         12              8             4            4           1
  Open at the end of the
    period                        324            309           306          262         231
Total store square
  footage at end
  of period                 1,808,000      1,705,000      1,651,000   1,173,000     929,000
Capital expenditures       $   22,945     $   16,107     $   78,378  $   61,341    $ 25,062
Depreciation and
  amortization,
  including
  goodwill (d)             $   38,843     $   36,294     $   28,294  $   21,293    $ 18,013
Working capital
  turnover (i)                    6.5x           7.8x           7.8x        8.5x       12.1x
Inventory turnover (j)            5.1x           4.7x           4.3x        4.6x        4.9x
Balance Sheet Information
  (at end of period):
Working capital (k)        $  122,181      $ 118,850     $   86,477  $  102,181    $ 53,283
Goodwill, net (d)             330,739        341,779        313,525     323,031     332,537
Total assets                  683,661        688,139        678,709     598,254     513,399
Total debt                    106,276        131,192        272,458     200,000     189,000
Preferred securities           96,391         96,158            ---         ---         ---
Stockholders' equity          384,107        370,582        325,688     326,112     259,271


                                                   (Footnotes on following page)

==============================================================================

<PAGE 13>


(Footnotes for preceding page. In Fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" and all prior year per share information has been recalculated. Unless otherwise noted, all per share information is for both basic and diluted earnings per share.)



(a) Relates to the closing of the nine Ann Taylor Studio shoe stores. The charge of $3,600,000 ($2,052,000, or $0.08 per share, net of income tax benefit) represented the write-off of the net book value of the nine stores and leases and other related costs for these locations.

(b) In connection with the resignation in August 1996 of the former Chairperson, a one-time pre-tax charge of $3,500,000 ($1,958,000, or $0.08 per share, net of related tax benefit) was recorded relating to the estimated costs of the Company's obligations under her employment contract with the Company.

(c) In connection with the relocation of the Company's distribution center, completed in late Spring 1995, a charge of $2,000,000 ($1,140,000, or $0.05 per share, net of related tax benefit) was recorded relating to severance and job training costs, as well as the write-off of the net book value of certain assets.

(d) As a result of the Acquisition of Ann Taylor by the Company, which was effective as of January 29, 1989, $380,250,000, representing the excess of the allocated purchase price over the fair value of the Company's net assets, was recorded as goodwill and is being amortized on a straight-line basis over 40 years. In addition, as a result of the acquisition of the Company's sourcing division, effective September 20, 1996, the Company recorded goodwill of $38,430,000 that is being amortized on a straight-line basis over 25 years.

(e) Includes non-cash interest expense of $1,419,000, $1,574,000, $1,004,000, $978,000 and $4,199,000 in Fiscal 1997, 1996,
    1995, 1994 and 1993, respectively, from amortization of deferred financing costs, and in 1993, from accretion of original issue discount.

(f) In Fiscal 1997, Ann Taylor incurred an extraordinary loss of $303,000 ($173,000, or $0.01 per share, net of income tax benefit), in connection with the prepayment of the outstanding balance of a term loan. In Fiscal 1994, Ann
    Taylor incurred an extraordinary loss of $1,522,000 ($868,000, or $0.04 per share, net of income tax benefit), in connection with the prepayment of long-term debt with the proceeds of a public sale of common stock of the Company. In Fiscal 1993, Ann Taylor incurred an extraordinary loss of $17,244,000 ($11,121,000, or $0.51 per share, net of income tax benefit) due to debt refinancing activities.

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

(h) Net sales per square foot ("sales per square foot") is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

(i) Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.

(j) Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the Company's sourcing division).

(k) Includes current portion of long-term debt of $1,119,000, $287,000, $40,266,000, $0, and $8,757,000 in Fiscal 1997,
    1996, 1995, 1994 and 1993, respectively.

==============================================================================
<PAGE 14>

ITEM  7. Management's Discussion and Analysis of Financial Condition
---------------------------------------------------------------------
         and Results of Operations
         -------------------------


Sales
-----
     The following table sets forth certain sales and store data for the periods indicated:

                                                Fiscal Year Ended
                                    ----------------------------------------
                                     Fiscal          Fiscal          Fiscal
                                      1997            1996            1995
                                    (52 weeks)      (52 weeks)     (53 weeks)
                                    ----------      ----------     ----------
  Net sales ($000)................ $   781,028    $    798,117     $   731,142
  Total net sales increase
    (decrease) percentage
    (52 week basis)...............       (2.1)%          10.6%            9.5%
  Comparable store sales
    increase (decrease)
    percentage (52 week basis)....       (5.5)%           1.8%           (8.9)%
  Net  sales per average
    square foot................... $      445     $       476      $      518
  Total  store  square footage
    at end of  period.............  1,808,000       1,705,000       1,651,000
  Number of
    New stores....................         27              11              48
    Expanded stores...............          9               7              30
    Closed stores.................         12               8               4
  Total stores open at end
    of period.....................        324             309             306


     New Ann Taylor stores opened in 1997 averaged 4,500 square feet, compared to the average size of Ann Taylor stores opened prior to 1993 of 3,500 square feet. New Ann Taylor stores opened since 1993 have ranged between 3,800 and 13,800 square feet in size (excluding the Company's two flagship stores). Ann Taylor Factory Stores average 7,000 square feet, and Ann Taylor Loft stores average 9,200 square feet. This increase in average store size has had, and is expected to continue to have, a negative effect on sales per square foot. However, the Company believes that the larger store format enhances the Company's ability to merchandise its customer offerings and reinforces its total wardrobing concept, provides area necessary for the proper presentation of Ann Taylor shoes, petites and other product line extensions, and improves customer service and ease of shopping. Ann Taylor stores to be opened in Fiscal 1998 are expected to average approximately 4,400 square feet, and Ann Taylor Loft stores are expected to average approximately 6,300 square feet.

     The Company's net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been moderately higher than in the other quarters. As a result, the Company has not had significant overhead and other costs generally associated with large seasonal variations.



Results of Operations
---------------------

     The following table sets forth operating statement data expressed as a percentage of net sales for the periods indicated:


                                             Fiscal Year
                                      ---------------------------
                                       1997       1996       1995
                                       ----       ----       ----
   Net sales......................... 100.0%     100.0%     100.0%
   Cost of sales.....................  52.7       55.6       58.2
                                      -----      -----      -----
       Gross profit..................  47.3       44.4       41.8
   Selling, general and
     administrative expenses.........  39.5       36.5       37.0
   Studio shoe stores
     closing expense.................   ---        0.4        ---
   Employment contract
     separation expense..............   ---        0.4        ---
   Amortization of goodwill..........   1.4        1.3        1.3
                                      -----      -----      -----
       Operating income..............   6.4        5.8        3.5
   Interest expense..................   2.6        3.1        2.9
   Other expense, net................   ---        ---        ---
                                      -----      -----      -----
   Income  before income taxes
     and extraordinary loss..........   3.8        2.7        0.6
   Income tax provision..............   2.3        1.6        0.7
                                      -----      -----      -----
   Income  (loss) before
     extraordinary  loss.............   1.5        1.1       (0.1)
   Extraordinary loss................   ---        ---        ---
                                      -----      -----      -----
       Net income (loss).............   1.5%       1.1%      (0.1)%
                                      =====      =====      =====

=======================================================================
<PAGE 15>



Fiscal 1997 Compared to Fiscal 1996
------------------------------------

     The Company's net sales decreased to $781,028,000 in Fiscal 1997 from $798,117,000 in Fiscal 1996, a decrease of $17,089,000, or 2.1%. Comparable store sales for Fiscal 1997 decreased 5.5% compared to Fiscal 1996. Management believes that the decreases were primarily attributable to lower customer acceptance of certain of the Company's merchandise offerings and, to a lesser extent, planned decreases in promotional inventory for certain periods during the year.

     Gross profit as a percentage of net sales increased to 47.3%
in  1997  from  44.4%  in  1996.   This  increase  was  primarily
attributable to benefits achieved by the Company's sourcing division. See discussion of Sourcing Acquisition below.

     Selling, general and administrative expenses were $308,232,000, or 39.5% of net sales, in 1997, compared to $291,027,000, or 36.5% of net sales, in 1996. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased tenancy expense related to increased retail square footage, investments in certain strategic initiatives, such as marketing and enhanced merchandising information systems, and decreased leverage on fixed expenses due to lower sales in 1997.

     Operating income increased to $50,000,000, or 6.4% of net sales, in 1997 from $46,461,000, or 5.8% of net sales, in 1996.
Operating income in 1996 was reduced by $3,500,000, or 0.4% of net sales, representing the estimated costs of the Company's obligations under the former Chairperson's employment contract following her resignation in August 1996, and by a one-time charge of $3,600,000, or 0.4% of net sales, relating to the planned closing of all nine Ann Taylor Studio shoe stores announced in January 1997. Amortization of goodwill was $11,040,000, or 1.4% of net sales, in 1997 compared to
$10,086,000, or 1.3% of net sales, in 1996. Operating income without giving effect to such amortization was $61,040,000, or 7.8% of net sales, in 1997 and $56,547,000, or 7.1% of net sales, in 1996.

     Interest expense was $19,989,000 in 1997 compared to $24,416,000 in 1996. The decrease in interest expense was primarily attributable to a decrease in the Company's outstanding long-term debt, resulting in part from the prepayment in July 1997 of a $24,500,000 term loan referred to below, and to greater interest income earned on cash on hand. The weighted average interest rate on the Company's outstanding indebtedness at January 31, 1998 was 8.59% compared to 8.63% at February 1, 1997.

     The income tax provision was $17,466,000, or 59.3% of income before income taxes and extraordinary loss, in the 1997 period compared to $12,975,000, or 60.0% of income before income taxes, in 1996. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

     On July 2, 1997, the Company used available cash to prepay the outstanding balance of a $24,500,000 term loan due September 1998. This loan repayment resulted in an extraordinary charge to earnings in Fiscal 1997 of $173,000, net of income tax benefit.

     As a result of the foregoing factors, the Company had net income of $11,824,000, or 1.5% of net sales, for 1997, compared to net income of $8,667,000, or 1.1% of net sales, for 1996.


Fiscal 1996 Compared to Fiscal 1995
------------------------------------

     The Company's net sales increased to $798,117,000 in Fiscal 1996 (52 weeks) from $731,142,000 in Fiscal 1995 (53 weeks), an increase of $66,975,000, or 9.2%. Total sales for the fifty-two week period ended February 1, 1997 were up 10.6% compared to the fifty-two week period ended January 27, 1996. This increase in net sales was attributable to the inclusion of a full year of operating results for the 48 stores opened and 30 stores expanded during 1995, the opening of 11 new stores and

===========================================================================
<PAGE 16>


the expansion of 7 stores in 1996, and to a comparable sales increase of 1.8% for the fifty-two week period ended February 1, 1997. This sales increase was partially offset by the closing of 8 stores in 1996. The Company believes that the 1.8% increase in its comparable store sales in 1996 was attributable primarily to positive customer reaction to the Company's Fall 1996 merchandise offerings.

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

     Operating income increased to $46,461,000, or 5.8% of net sales, in 1996 from $25,275,000, or 3.5% of net sales, in 1995.
Operating income in 1996 was reduced by $3,500,000, or 0.4% of net sales, representing the estimated costs of the Company's obligations under the former Chairperson's employment contract following her resignation in August 1996, and by a one-time charge of $3,600,000, or 0.4% of net sales, relating to the planned closing of all nine Ann Taylor Studio shoe stores announced in January 1997. Amortization of goodwill was $10,086,000, or 1.3% of net sales, in 1996 compared to $9,506,000, or 1.3% of net sales, in 1995. Operating income without giving effect to such amortization was $56,547,000, or 7.1% of net sales, in 1996 and $34,781,000, or 4.8% of net sales, in 1995.

     Interest  expense  was  $24,416,000  in  1996  compared   to
$20,956,000  in  1995.   The increase  in  interest  expense  was
attributable  to  higher  interest  rates  associated  with   the
issuance   of   8-1/2%   Company-Obligated  Mandatorily   Redeemable
Convertible Preferred Securities (the "preferred securities")  by
the   Company's  financing  vehicle,  AnnTaylor  Finance   Trust,
partially offset by a decrease in the Company's long-term debt. The weighted average interest rate on the Company's outstanding indebtedness at February 1, 1997 was 8.63% compared to 8.26% at February 3, 1996.

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


Changes in Financial Position
-----------------------------

     Accounts receivable decreased to $60,211,000 at the end of 1997 from $63,605,000 at the end of 1996, a decrease of $3,394,000, or 5.3%. This decrease was primarily attributable to a decrease in Ann Taylor credit card receivables, which declined $4,784,000, or 8.8%, to $49,721,000 in 1997. The Company
believes the declining penetration of its Ann Taylor credit card as a percentage of sales is primarily attributable to the gain of market share by bank cards throughout the retail industry generally.

     Merchandise inventories decreased to $97,234,000 at January 31, 1998 from $100,237,000 at February 1, 1997, a decrease of
$3,003,000, or 3.0%. Merchandise inventories at January 31, 1998 and February 1, 1997, included approximately $21,124,000 and $13,728,000, respectively, of inventory associated with the Company's sourcing division. The sourcing division's inventory is principally finished goods in transit from factories. Total square footage increased to approximately 1,808,000 square feet at January 31, 1998 from approximately 1,705,000 square feet at February 1, 1997. Merchandise inventory on a per square foot basis, excluding inventory associated with the Company's sourcing division, was approximately $42 at the end of 1997, compared to approximately $51 at the end of 1996, a decrease of

=======================================================================
<PAGE 17>

approximately 17%.   This  decrease   is   a  reflection of
more conservative inventory management as  part  of
the Company's strategy to increase inventory turns. Inventory turned 5.1 times in 1997 compared to 4.7 times in 1996, excluding inventory associated with the Company's sourcing division. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the sourcing division).


Liquidity and Capital Resources
-------------------------------

     The Company's primary sources of working capital are cash flow from operations and borrowings under Ann Taylor's revolving credit facility under the Bank Credit Agreement and the Receivables Facility described below. The following table sets forth material measures of the Company's liquidity:


                                                   Fiscal Year
                                         -------------------------------
                                            1997       1996       1995
                                            ----       ----       ----
                                              (dollars in thousands)
   Cash  provided  by
     operating activities..............   $ 71,589   $ 67,532     $ 7,376
   Working  capital....................   $122,181   $118,850     $86,477
   Current ratio.......................     2.39:1     2.53:1      1.77:1
   Debt to equity ratio................      .28:1      .35:1       .84:1

     Cash provided by operating activities, as presented on the consolidated statements of cash flows, increased in 1997 principally as a result of increases in earnings, noncash charges, accounts payable and accrued liabilities, and decreases in receivables, merchandise inventories and prepaid expenses.

     Ann Taylor's Bank Credit Agreement originally provided, among other things, for a $25,000,000 term loan and a $125,000,000 revolving credit facility. As described below, in January 1996 the Company prepaid a portion of the term loan and reduced the revolving credit facility to $122,000,000. On July 2, 1997, the Company used available cash to prepay the outstanding balance of the $24,500,000 term loan. The maturity date of the revolving credit facility is July 29, 1998; however, the Company is required to reduce the outstanding balance under the revolving credit facility to $50,000,000 or less for thirty consecutive days in 1996 and in each fiscal year thereafter. The maximum amount that may be borrowed under the revolving credit facility is reduced by the amount of commercial and standby letters of credit outstanding under the Bank Credit Agreement. At January 31, 1998, there were no borrowings outstanding under the revolving credit facility and the amount available under the facility, after taking into account outstanding letters of credit, was approximately $89,000,000. The Bank Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders, and requirements to maintain certain financial ratios and specified levels of net worth. The Company's ability to satisfy such financial covenants will be dependent upon, among other things, the Company's sales and earnings and the amount of capital expenditures made by the Company. The Bank Credit Agreement also provides for, among other things, an annual limitation on capital expenditures of $32,500,000 in 1997 and beyond, subject to increase if certain conditions are satisfied. The Company is negotiating to replace this bank credit agreement before its expiration in July 1998, and anticipates that the Company will be able to make the capital expenditures contemplated by its 1998 real estate expansion program, under the replacement facility.

     Ann Taylor sells its proprietary credit card accounts receivable to AnnTaylor Funding, Inc., a wholly owned subsidiary of Ann Taylor. AnnTaylor Funding, Inc. uses the receivables to secure borrowings of up to $40,000,000, depending upon the eligible accounts receivable balance, under a receivables financing facility (the "Receivables Facility"). AnnTaylor Funding, Inc. had total assets of approximately $50,440,000 at January 31, 1998, all of which are subject to the security interest of the lender under the Receivables Facility. At January 31, 1998, there were no borrowings outstanding under the Receivables Facility. The Receivables Facility matures in May 1998.

======================================================================
<PAGE 18>

     On July 29, 1997, ATGS and the Hongkong and Shanghai Banking Corporation ("HKSBC") amended their credit agreement (the "HKSBC Agreement"), increasing the commitment available for letters of credit to $50,000,000; cash borrowings under the facility are limited to a maximum of $5,000,000. Such credit facility matures on July 29, 1998 and contains financial and other covenants. As of January 31, 1998, commercial and standby letters of credit outstanding under this facility totaled $25,102,000 and there were no borrowings outstanding under this facility.

     As noted above, the Company's Bank Credit Agreement, Receivables Facility and HKSBC Agreement mature in May and July 1998. The Company is currently negotiating to obtain new financing and anticipates new arrangements will be in place in the second quarter of Fiscal 1998.

     In April and May of 1996, the Company completed the sale of an aggregate of $100,625,000 of preferred securities issued by its financing vehicle, AnnTaylor Finance Trust. The preferred securities have a liquidation preference of $50 per security and are convertible at the option of the holders thereof into shares of common stock of the Company at a conversion rate of 2.545 shares of common stock for each preferred security. A total of 2,012,500 preferred securities were issued, and are convertible into an aggregate of 5,121,812 shares of common stock, representing approximately 17% of the Company's outstanding common stock as of January 31, 1998. The Company received net proceeds of $95,984,000 in connection with the sale of the preferred securities and applied $94,000,000 to reduce outstanding borrowings under the revolving credit facility.

     Ann Taylor and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., are parties to a $7,000,000 seven-year mortgage loan secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. Pursuant to the requirements of the Bank Credit Agreement, in January 1996 the Company applied one-half of the proceeds of the mortgage to reduce the amount available under the revolving credit facility, thereby reducing the revolving credit facility by $3,000,000, and prepaid a portion of the term loan.

     The Company's capital expenditures totaled $22,945,000, $16,107,000, and $78,378,000 in 1997, 1996, and 1995,
respectively.  The decrease in capital expenditures in  1997  and
1996  is  due  primarily to the construction  of  fewer  new  and expanded  stores  compared to 1995.  In that  year,  the  Company increased its retail store square footage by nearly 500,000 square feet, or 40%. The Company slowed its real estate expansion program in 1996 and 1997, to enable it to more effectively consolidate the growth, including organizational changes, that had occurred during recent years. The Company expects its total capital expenditure requirements will be approximately $50,000,000 in 1998, including capital for new store construction for a planned square footage increase of approximately 240,000 square feet, or 13.3%, as well as capital to support investments in information systems. The actual amount of the Company's capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores as well as limitations imposed by new credit facilities. See "Business--Stores and Expansion".

     Dividends and distributions from Ann Taylor to the Company are restricted by the Bank Credit Agreement, the Receivables
Facility and the Indenture for Ann Taylor's 8-3/4% Notes.

     In order to finance its operations and capital requirements, the Company expects to use internally generated funds, trade credit and funds available to it under the Bank Credit Agreement and the HKSBC Agreement, as well as the Receivables Facility, and replacements thereof that are expected to be obtained. The Company typically purchases merchandise from certain of its vendors on terms requiring payment within 30 days or less after the Company's receipt of the merchandise. If some or all of the Company's such vendors were to demand shorter payment terms, the Company's working capital needs would increase. The Company believes that cash flow from operations and funds available under the Bank Credit Agreement, the Receivables Facility and the HKSBC Agreement, and replacements thereof that are expected to be obtained, are sufficient to enable it to meet its on-going cash needs for its business, as presently conducted, for the foreseeable future.

========================================================================
<PAGE 19>


     The Company has been conducting a comprehensive review of its computer systems to identify those systems that could be adversely affected by the "Year 2000 issue" and is developing an implementation plan to resolve the issue. The "Year 2000 issue" refers to the inability of many computer systems to process accurately dates later than December 31, 1999. Date codes in many programs are abbreviated to allow only two digits for the year, e.g. "97" for the year 1997. Unless these programs are modified to handle the century date change, they will likely interpret the year "00", that is, the year 2000, as the year
1900. The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems as well as in computer systems of third parties with whom the Company does business worldwide, including banks and credit card processing entities, suppliers, factories and others.

     The Company presently believes that, with modifications to existing software and conversions to new software that the Company plans to implement over the next two years, the Year 2000 issue will not pose significant operating problems for the Company's own computer systems as so modified and converted. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the Company. In addition, the Company cannot give assurance that the third parties with whom it does business will address any Year 2000 issues in their own systems on a timely basis; their failure to do so could also have a material adverse impact on the Company. The Company is currently compiling a list of these third parties, such as significant vendors and service providers, and determining procedures necessary to assess whether they are taking action to remedy their Year 2000 issues in a timely manner.

     The total cost to the Company of addressing the Year 2000 issue has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 issue modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual costs and ultimate timing could differ materially from those presently contemplated.

     Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to a cost method. The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change and the effect on future financial statements resulting from this change is not expected to be material.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements; and Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, major customers and the material countries in which the entity holds assets and reports revenues. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits", which revises disclosures, but does not change the measurement or recognition of these plans. Management is currently evaluating the impact of these standards and believes their adoption will not impact the Company's consolidated financial position, results of operations or cash flows, and any impact will be limited to the form and content of its disclosures. All of these statements are effective for fiscal years beginning after December 15, 1997.


Sourcing Acquisition
--------------------

     In Fiscal 1995, the Company purchased approximately 16% of its merchandise directly from Cygne Designs, Inc. ("Cygne") and an additional 38% of its merchandise through the Company's direct sourcing joint venture with Cygne known as CAT. On September 20, 1996 (the "Effective Date"), Ann Taylor acquired the entire

====================================================================
<PAGE 20>


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

     The Company believes that the Sourcing Acquisition provides Ann Taylor with greater control over pre-production processes and production management, which it expects will result in a variety of operational benefits, such as greater consistency in merchandise quality and sizing. The Company is also recognizing a net reduction in the cost of merchandise purchased through the sourcing division (after taking into account the cost of operating ATGS).

     In consideration for Cygne's interest in CAT and the Assets, the Company paid (i) 2,348,145 shares of common stock of the Company having an aggregate value, as of the Effective Date, of $36,000,000, (ii) $3,200,000 in cash in payment for inventory and fixed assets and (iii) approximately $6,500,000 in cash in settlement of open accounts payable by Ann Taylor to Cygne for merchandise delivered by Cygne prior to the closing. The Company also assumed certain liabilities related to the operations of the Division. The purchase price was subject to post-closing adjustments based upon final determination of the value of certain of the assets purchased and liabilities assumed. As of February 1, 1997, certain post-closing adjustments reduced the net cash paid for inventory and fixed assets to approximately $227,000. The total purchase price has been allocated to the tangible and intangible assets and liabilities of CAT and the Division that were acquired, based on estimates of their respective fair values. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 25 years.

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


Statement Regarding Forward Looking Disclosures
-----------------------------------------------

Sections of this Annual Report, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "believe" and similar expressions. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to accurately predict customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; levels of store traffic; effectiveness of the Company's brand awareness and marketing programs; general economic conditions that are less favorable than expected; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; an adverse outcome of certain litigation described in "Legal Proceedings" that materially and adversely affects the Company's financial condition; or lack of sufficient customer acceptance of the Ann Taylor Loft concept in the moderate-priced women's apparel market. The Company assumes no obligation to update or revise any such forward-looking statements, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

========================================================================
<PAGE 21>


ITEM  8.  Financial  Statements and Supplementary Data
------------------------------------------------------

     The  following  consolidated  financial  statements  of  the
Company  for the years ended January 31, 1998, February  1,  1997 and  February 3, 1996 are included as a part of this Report  (See
Item 14):

     Consolidated Statements of Operations for the fiscal years ended January 31, 1998, February 1, 1997 and February 3,
        1996.

     Consolidated  Balance  Sheets as of  January  31,  1998  and
        February 1, 1997.

     Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 1998, February 1, 1997 and
        February 3, 1996.

     Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998, February 1, 1997 and February 3,
        1996.

     Notes to Consolidated Financial Statements.


ITEM  9. Changes in and Disagreements with Accountants on Accounting
--------------------------------------------------------------------
         and Financial Disclosures
         -------------------------

      None.

==========================================================================
<PAGE 22>


                            PART III
                            --------




ITEM 10.  Directors and Executive Officers of the Registrant
--------------------------------------------------------------

     The information required by this item is incorporated herein by reference to the Section entitled "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.


ITEM 11. Executive Compensation
-------------------------------

     The information required by this item is incorporated herein by reference to the Sections entitled "Compensation of Directors and Related Matters", "Executive Compensation" and "Employment Agreements" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The information required by this item is incorporated herein by  reference  to the Section entitled "Beneficial  Ownership  of
Common  Stock"  in  the Company's Proxy Statement  for  its  1998
Annual Meeting of Stockholders.


ITEM 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     The information required by this item is incorporated herein by reference to the Sections entitled "Compensation of Directors and Related Matters" and "Compensation Committee Report on Executive Compensation--Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

     In  connection  with the Sourcing Acquisition,  the  Company issued to Cygne an aggregate of 2,348,145 shares of Common Stock.
See   "Management's   Discussion   and   Analysis   --   Sourcing
Acquisition".

========================================================================
<PAGE 23>
                             PART IV
                             -------


ITEM  14. Exhibits, Financial Statement Schedules,  and Reports on Form 8-K
---------------------------------------------------------------------------
  (a)   List of documents filed as part of this Annual Report:

        The   following  consolidated financial  statements
        of the Company and the independent auditors' report are included on pages 30 through 51 and are filed as part of this Annual Report:

        Consolidated Statements of Operations  for  the
        fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996; Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997; Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996; Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996; Notes to Consolidated Financial Statements; Independent Auditors' Report.

  (b)   Reports on Form 8-K

        The Company filed a report with the Commission on Form 8-K dated March 12, 1998 with respect to the dismissal of the purported class action lawsuit against the Company, Ann Taylor, certain officers and directors of the Company and Ann Taylor, ML&Co. and certain affiliates of ML&Co. Additionally the Form 8-K reported on an Amendment to the Company's amended and restated 1992 Stock Option and Restricted Stock and Unit Award Plan.

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

=========================================================================
<PAGE 24>

Exhibit
Number
-------

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

  =====================================================================
  <PAGE 25>

 Exhibit
 Number
--------

  10.8.5 Fifth Amendment to Lease, dated as of March 14, 1995, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.5 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

  10.8.6  Sixth  Amendment to Lease, dated as of January 5,  1996,
           between   Pacific  Metropolitan  Corporation  and   Ann
           Taylor.

  10.8.7  Seventh  Amendment to Lease, dated as of June  5,  1996,
           between   Pacific  Metropolitan  Corporation  and   Ann
           Taylor.

  10.8.8 Eighth Amendment to Lease, undated, between Pacific Metropolitan Corporation and Ann Taylor.

  10.8.9  Ninth  Amendment  to Lease, dated as of  May  13,  1997,
           between   Pacific  Metropolitan  Corporation  and   Ann
           Taylor.

  10.8.10 Tenth  Amendment  to Lease, dated as of  May  21,  1997,
           between   Pacific  Metropolitan  Corporation  and   Ann
           Taylor.

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

  10.11.1 Amendment to the Employment Agreement, dated August 23, 1996, between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

  10.12   Employment  Agreement dated November  25,  1996  between
           the  Company  and  Patricia  DeRosa.   Incorporated  by
           reference to Exhibit 10.3 to Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

  10.13 Employment Agreement dated September 20, 1996 between Ann Taylor and Dwight F. Meyer. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

  10.14 Separation Agreement dated January 24, 1997 between Ann Taylor and Paul E. Francis. Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

  10.15 Separation Agreement dated July 15, 1997 between Ann Taylor and Barry Shapiro.

  10.16 The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, Amended and Restated as of February 23, 1994 (the "1992 Option Plan"). Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

  10.16.1 Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992 Stock Option and Restricted Stock and Unit Award Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of the Company for the Quarter Ended August 2, 1997 filed on September 12, 1997.

=======================================================================
<PAGE 26>




Exhibit
Number
---------

  10.16.2 Amendment to the AnnTaylor Stores Corporation Amended and Restricted 1992 Stock Option and Restricted Stock and Unit Award Plan dated as of January 16, 1998. Incorporated by reference to Exhibit 10 on the Current Report on Form 8-K of the Company filed on March 12, 1998.

  10.17 AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.16 to the Form 10-Q of the Company for the Quarter Ended August 2, 1997 filed on September 12, 1997.

  10.17.1 Amendment to the AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan dated as of March 12, 1998.

  10.18 Associate Stock Purchase Plan. Incorporated by reference to Exhibit 10.31 to the Form 10-Q of the Company for the Quarter Ended October 31, 1992 filed on December 15, 1992.

  10.19 Amended and Restated Receivables Financing Agreement dated October 31, 1995, among AnnTaylor Funding, Inc., Ann Taylor, Market Street Capital Corp. and PNC Bank, National Association. Incorporated by reference to
           Exhibit 10.31.4 to the Form 10-Q of the Company for the Quarter ended October 28, 1995 filed on December 8, 1995.

  10.19.1 First Amendment to the Amended and Restated Receivables Financing Agreement, dated as of November 1, 1996, among AnnTaylor Funding, Inc., Ann Taylor, Market Street Capital Corp. and PNC Bank, National Association. Incorporated by reference to Exhibit
           10.5 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

  10.20 Purchase and Sale Agreement dated as of January 27, 1994 between Ann Taylor and AnnTaylor Funding, Inc. Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of the Company filed on March 31, 1994.

  10.21 AnnTaylor Stores Corporation Deferred Compensation Plan. Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

  10.21.1 Amendment to the AnnTaylor Stores Corporation Deferred Compensation Plan as approved by the Board of Directors on August 11, 1995. Incorporated by reference to
           Exhibit 10.33.1 to the Form 10-Q of the Company for the Quarter Ended July 29, 1995 filed on September 11, 1995.

  10.22 Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Financing Statement dated November 20, 1995, between AnnTaylor Distribution Services, Inc., as Mortgagor, and General Electric Capital Assurance Company, as Mortgagee. Incorporated by reference to Exhibit 10.34 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

  10.23 Promissory Note dated November 20, 1995 from Ann Taylor and AnnTaylor Distribution Services, Inc., collectively as Borrower, to General Electric Capital Assurance Company, as Lender. Incorporated by reference to
           Exhibit 10.35 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

  10.24 Amended and Restated Credit Agreement, dated as of September 20, 1996, between AnnTaylor Global Sourcing, Inc. and the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

============================================================================
<PAGE 27>


Exhibit
Number
--------

  10.24.1 Promissory Note dated September 20, 1996 from AnnTaylor Global Sourcing, Inc. to the Hongkong and Shanghai Banking Corporation Limited, New York Branch. Incorporated by reference to Exhibit 10.7 to Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

  10.24.2 Amended and Restated Security Agreement, dated as of September 20, 1996, between AnnTaylor Global Sourcing, Inc. and the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

  10.24.3 Letter of Negative Pledge, dated as of September 20, 1996 from AnnTaylor Global Sourcing, Inc. to the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.9 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

  10.24.4 First Amendment to the Amended and Restated Credit Agreement, dated as of April 11, 1997, between AnnTaylor Global Sourcing, Inc. and the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.25.4 to the Form 10-Q of the Company for the Quarter Ended August 2, 1997 filed on September 12, 1997.

  10.24.5 Second Amendment to the Amended and Restated Credit Agreement, dated as of July 29, 1997, between AnnTaylor Global Sourcing, Inc. and the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.25.5 to the Form 10-Q of the Company for the Quarter Ended August 2, 1997 filed on September 12, 1997.

  10.24.6 Notification of extension of termination date of the Amended and Restated Credit Agreement, dated as of September 20, 1996 between AnnTaylor Global Sourcing, Inc. and the HongKong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.25.6 to the Form 10-Q of the Company for the Quarter Ended November 1, 1997 filed on December 16, 1997.

  10.25 Stock and Asset Purchase Agreement, dated as of June 7, 1996, by and among the Company, Ann Taylor, Cygne and Cygne Group (F.E.) Limited. Incorporated by reference to Exhibit 2 to the Registrants' Current Report on Form 8-K filed on June 10, 1996.

  10.25.1 Amendment to Stock and Asset Purchase Agreement, dated as of August 27, 1996, by and among the Company, Ann Taylor, Cygne and Cygne Group (F.E.) Limited.
           Incorporated by reference to Exhibit 3 to the Registrants' Current Report on Form 8-K filed on August 30, 1996.

  10.25.2 Stockholders Agreement, dated as of September 20, 1996, among the Company, Cygne and Cygne Group (F.E.)
           Limited, a Hong Kong corporation and wholly owned subsidiary of Cygne. Incorporated by reference to
           Exhibit 10.26.2 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

  10.25.3 Consulting Agreement, dated as of September 20, 1996, by and between the Company, Cygne and Mr. Bernard M. Manuel. Incorporated by reference to Exhibit 10.26.3 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

  10.25.4 Consulting Agreement, dated as of September 20, 1996, by and between the Company, Cygne and Mr. Irving Benson. Incorporated by reference to Exhibit 10.26.4 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

=========================================================================
<PAGE 28>


Exhibit
Number
--------

  10.26 Certificate of Trust of AnnTaylor Finance Trust. Incorporated by reference to Exhibit 4.1 to the Registration Statement of the Company and AnnTaylor Finance Trust filed on June 21, 1996 (Registration 333-06605).

  10.26.1 Amended and Restated Declaration of Trust of AnnTaylor Finance Trust, dated as of April 25, 1996 among the Company, as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee and J. Patrick Spainhour, Paul E. Francis and Walter J. Parks, as Trustees. Incorporated by reference to Exhibit 4.2 to the Registration Statement of the Company and AnnTaylor Finance Trust filed on June 21, 1996 (Registration 333-06605).

  10.26.2 Indenture, dated as of April 15, 1996, among AnnTaylor Stores Corporation and The Bank of New York, as Trustee, including form of Preferred Securities and form of Convertible Subordinated Debentures due 2016. Incorporated by reference to Exhibit 4.3 to the Registration Statement of the Company and AnnTaylor Finance Trust filed on June 21, 1996 (Registration No. 333-06605).

  10.26.3 Amendment No. 1 to the Amended and Restated Declaration of Trust of AnnTaylor Finance Trust, dated as of August 27, 1996, between the Company and Bank of New York, as Trustee. Incorporated by reference to Exhibit 10.2 to Form 10-Q of Ann Taylor for the Quarter ended August 3, 1996 filed on September 16, 1996.

  21      Subsidiaries of the Company.

  23      Consent of Deloitte & Touche LLP.

  27      Financial Data Schedule.




===========================================================================
<PAGE 29>
                           SIGNATURES
                           -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ANNTAYLOR STORES CORPORATION

                                      By: /s/ J. Patrick Spainhour
                                          ---------------------------
                                              J. Patrick Spainhour
                                               Chairman and Chief
                                               Executive Officer

Date:  April 29, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Patrick Spainhour        Chairman and Chief Executive   April 29, 1998
------------------------             Officer and Director
    J. Patrick  Spainhour


/s/ Patricia DeRosa             President and Chief Operating  April 29, 1998
------------------------             Officer and Director
    Patricia DeRosa


/s/ Walter J. Parks             Senior Vice President -        April 29, 1998
------------------------             Chief Financial Officer
    Walter J. Parks                  and Treasurer


/s/ James M. Smith              Vice President and Controller  April 29, 1998
------------------------             Principal Accounting Officer
    James M. Smith


/s/ Gerald S. Armstrong          Director                      April 29, 1998
-------------------------
    Gerald S. Armstrong


/s/ James J. Burke, Jr.          Director                      April 29, 1998
--------------------------
    James J. Burke, Jr.


/s/ Robert C. Grayson            Director                     April 29, 1998
--------------------------
    Robert C. Grayson


/s/ Rochelle B. Lazarus          Director                    April 29, 1998
--------------------------
    Rochelle B. Lazarus


/s/ Hanne M. Merriman            Director                    April 29, 1998
---------------------------
    Hanne M. Merriman


=============================================================================
<PAGE 30>

                  ANNTAYLOR STORES CORPORATION
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                     Page No.
                                                                     --------

Independent Auditors' Report..........................................   31

Consolidated Financial Statements:

    Consolidated Statements of Operations for the fiscal years
     ended January 31, 1998, February 1, 1997 and February 3, 1996....   32

    Consolidated Balance Sheets as of January 31, 1998 and
      February 1, 1997................................................   33

    Consolidated Statements of Stockholders' Equity for the
      fiscal years ended January 31, 1998, February 1, 1997
      and February 3, 1996............................................   34

    Consolidated Statements of Cash Flows for the fiscal years
      ended January 31, 1998, February 1, 1997 and February 3, 1996...   35

    Notes to Consolidated Financial Statements........................   36

=============================================================================
<PAGE 31>

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP


New York, New York
March 19, 1998

==========================================================================
<PAGE 32>
                  ANNTAYLOR STORES CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Years Ended January 31, 1998, February 1, 1997 and
                        February 3, 1996






                                               Fiscal Years Ended
                                        -----------------------------------

                                        Jan. 31,      Feb. 1,      Feb. 3,
                                          1998         1997         1996
                                        ---------    ---------    ---------

                                     (in thousands, except per share amounts)

Net sales.............................  $781,028      $798,117     $731,142
Cost of sales.........................   411,756       443,443      425,225
                                         -------       -------      -------
Gross profit..........................   369,272       354,674      305,917
Selling, general and
  administrative   expenses...........   308,232       291,027      271,136
Studio shoe stores closing expense....       ---         3,600         ---
Employment contract separation expense       ---         3,500         ---
Amortization of goodwill..............    11,040        10,086       9,506
                                         -------       -------     -------
Operating income......................    50,000        46,461      25,275
Interest expense......................    19,989        24,416      20,956
Other expense, net....................       548           403          38
                                         -------       -------     -------
Income  before  income  taxes
  and  extraordinary  loss............    29,463        21,642       4,281
Income tax provision..................    17,466        12,975       5,157
                                         -------       -------     -------
Income (loss) before extraordinary loss   11,997         8,667        (876)
Extraordinary loss (net of income
  tax benefit of $130,000).............      173           ---         ---
                                          ------       -------     -------
   Net income (loss)...................  $11,824      $  8,667     $  (876)
                                          ======       =======      ======

Basic and diluted earnings (loss)
  per share of common stock:
Basic and diluted earnings (loss)
  per share before extraordinary loss..  $  0.47      $   0.36     $ (0.04)
Extraordinary loss per share...........     0.01           ---         ---
                                          ------        ------       ------
   Basic  and diluted earnings
     (loss) per share..................  $  0.46      $   0.36     $ (0.04)
                                          ======       =======      ======



               See accompanying notes to consolidated financial statements.

=============================================================================
<PAGE 33>


                  ANNTAYLOR STORES CORPORATION
                   CONSOLIDATED BALANCE SHEETS
              January 31, 1998 and February 1, 1997



                                                 January 31,      February 1,
                                                    1998              1997
                                                 ------------     -----------
                                                        (in thousands)
                  ASSETS

Current assets
 Cash and cash equivalents.......................  $ 31,369        $   7,025
 Accounts receivable, net........................    60,211           63,605
 Merchandise inventories.........................    97,234          100,237
 Prepaid expenses and other current assets.......    21,291           25,653
                                                    -------          -------
     Total current assets........................   210,105          196,520
Property and equipment, net......................   139,610          143,433
Goodwill, net....................................   330,739          341,779
Deferred financing costs, net....................     1,258            2,743
Other assets.....................................     1,949            3,664
                                                    -------          -------
     Total assets................................  $683,661         $688,139
                                                    =======          =======


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable................................  $ 38,185         $ 34,341
 Accrued tenancy.................................     6,727            6,827
 Gift certificates redeemable....................     5,935            4,903
 Accrued expenses................................    35,958           31,312
 Current portion of long-term debt...............     1,119              287
                                                    -------          -------
     Total current liabilities...................    87,924           77,670
Long-term debt...................................   105,157          130,905
Deferred income taxes............................       ---            4,872
Other liabilities................................    10,082            7,952
Commitments and contingencies
Company-Obligated Mandatorily
  Redeemable Convertible
 Preferred Securities of Subsidiary,
   AnnTaylor Finance Trust,
   Holding Solely Convertible Debentures.........    96,391           96,158
Stockholders' equity
 Common stock, $.0068 par value;
   40,000,000 shares authorized;
    25,657,590 and 25,598,489
    shares issued, respectively..................       174              174
 Additional paid-in capital......................   350,647          349,545
 Warrants to acquire 2,814 shares
   of common stock...............................        46               46
 Retained earnings...............................    34,204           22,613
 Deferred compensation on restricted stock.......      (737)          (1,590)
                                                    -------          -------
                                                    384,334          370,788
     Treasury stock, 12,659 and 11,601
       shares, respectively,
       at cost...................................      (227)            (206)
                                                    -------          -------
     Total stockholders' equity..................   384,107          370,582
                                                    -------          -------
     Total liabilities and stockholders' equity..  $683,661         $688,139
                                                    =======          =======



         See accompanying notes to consolidated financial statements.

==============================================================================
<PAGE 34>

                  ANNTAYLOR STORES CORPORATION
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Fiscal Years Ended January 31, 1998, February 1, 1997 and
                        February 3, 1996
                         (in thousands)





                                   Common Stock    Additional      Warrants                 Restricted     Treasury Stock
                                  --------------    Paid-In    ---------------     Retained    Stock    ---------------------
                                  Shares  Amount    Capital    Shares   Amount     Earnings    Awards   Shares         Amount
                                  ------  ------   ---------   ------   ------     --------    ------   ------         ------
Balance at January 28, 1995       23,107    $157   $310,714       58    $ 951      $14,996    $  (149)      66       $(557)
Net loss                             ---     ---        ---      ---      ---         (876)       ---      ---         ---
Exercise of stock options and
   related tax benefit                23     ---        405      ---      ---          ---        ---      ---         (12)
Exercise of warrants                 ---     ---        203      (21)    (355)         ---        ---      (22)        152
Activity related to common
   stock issued as employee
   incentives                         (2)    ---        (38)     ---      ---          ---        116        1         (19)
                                  ------     ---    -------      ---     ----       ------     ------       --        ----

Balance at February 3, 1996       23,128     157    311,284       37      596       14,120        (33)      45        (436)
Net income                           ---     ---        ---      ---      ---        8,667        ---      ---         ---
Exercise of stock options and
   related tax benefit                18     ---        216      ---      ---          ---        ---      ---         ---
Exercise of warrants                 ---     ---        314      (34)    (550)         ---        ---      (34)        236
Issuance of stock for Sourcing
    Acquisition                    2,348      16     35,984      ---      ---          ---        ---      ---         ---
Amortization of discount on
    preferred securities             ---     ---        ---      ---      ---         (174)       ---      ---         ---
Activity related to common
   stock issued as employee
   incentives                        104        1      1,747     ---      ---          ---     (1,557)       1          (6)
                                  ------      ---    -------     ---     ----       ------     ------       --        ----

Balance at February 1, 1997       25,598      174    349,545       3       46       22,613     (1,590)      12        (206)
Net income                           ---      ---        ---     ---      ---       11,824        ---      ---         ---
Exercise of stock options and
   related tax benefit                48      ---        890     ---      ---          ---        ---        1         (10)
Amortization of discount on
    preferred securities             ---      ---        ---     ---      ---         (233)       ---      ---         ---
Activity related to common
   stock issued as employee
   incentives                         12      ---        212     ---      ---          ---        853      ---         (11)
                                  ------      ---    -------     ---     ----       ------     ------      ---        ----

Balance at January 31, 1998       25,658     $174   $350,647       3    $  46      $34,204    $  (737)      13       $(227)
                                  ======      ===    =======     ===     ====       ======     ======      ===        ====




  See accompanying notes to consolidated financial statements.

=============================================================================
<PAGE 35>

                  ANNTAYLOR STORES CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended January 31, 1998, February 1, 1997 and
                        February 3, 1996

                                                     Fiscal Years Ended
                                               -------------------------------
                                                Jan. 31,   Feb. 1,     Feb. 3,
                                                 1998       1997        1996
                                               ---------  --------     ------
                                                       (in thousands)
Operating activities:
  Net income (loss).........................  $ 11,824   $  8,667    $   (876)
  Adjustments to reconcile net income.......
    (loss) to net cash
    provided by operating activities:
      Extraordinary loss....................       303        ---         ---
      Equity earnings in CAT................       ---     (1,402)     (1,646)
      Provision for loss on
        accounts receivable.................     1,795      1,803       1,280
      Depreciation and amortization.........    27,803     26,208      18,788
      Amortization of goodwill..............    11,040     10,086       9,506
      Amortization of deferred compensation      1,065        191          68
      Non-cash interest.....................     1,419      1,574       1,004
      Deferred income taxes.................    (2,687)      (985)      3,150
      Loss  on disposal of property
        and equipment.......................       248      3,209       1,143
      Change in assets and liabilities
        net of effects from
        purchase of AnnTaylor Global Sourcing:
              Decrease (increase)
                in receivables...............    1,599      4,987     (10,464)
              Decrease (increase) in
               merchandise inventories.......    3,003      9,342      (8,980)
              Decrease (increase) in
               prepaid expenses and
               other current assets...........   1,894        247     (12,951)
              Decrease in other non-current
               assets and liabilities, net....   2,861        738         429
              Increase in accounts payable
               and accrued liabilities........   9,422      2,867       6,925
                                               -------    -------     -------
  Net cash provided by operating activities...  71,589     67,532       7,376
                                               -------    -------     -------
Investing activities:
  Purchases  of  property  and  equipment..... (22,945)   (16,107)    (78,378)
  Purchase of AnnTaylor Global Sourcing.......     ---       (227)        ---
                                               -------    -------     -------
  Net  cash  used  by  investing  activities.. (22,945)   (16,334)    (78,378)
                                               -------    -------     -------
Financing activities:
  Borrowings  (repayments) under
    revolving  credit  facility...............     ---   (101,000)     37,000
  Net  proceeds from issuance of
    preferred securities......................     ---     95,984         ---
  Proceeds from (repayment of) term loan...... (24,500)       ---      24,500
  Term loan prepayment penalty................    (184)       ---         ---
  Proceeds from (payments of) mortgage........    (416)      (266)      6,958
  Borrowings   (repayments)  under
    receivables  facility.....................     ---    (40,000)      4,000
  Proceeds from exercise of stock options.....     869        210         384
  Payment of financing costs..................     (69)      (384)     (2,108)
                                               -------    -------     -------
  Net  cash  provided  by (used by)
    financing activities...................... (24,300)   (45,456)     70,734
                                               -------    -------     -------
Net increase (decrease) in cash...............  24,344      5,742        (268)
Cash, beginning of year.......................   7,025      1,283       1,551
                                               -------    -------     -------
Cash, end of year.............................$ 31,369   $  7,025    $  1,283
                                               =======    =======     =======
Supplemental Disclosures of Cash
  Flow Information:
  Cash paid during the year for interest......$ 19,251   $ 22,689    $ 19,607
                                               =======    =======     =======
  Cash  paid  during  the  year for
    income taxes..............................$ 17,220   $  8,990    $  6,886
                                               =======    =======     =======


         See accompanying notes to consolidated financial statements.

=============================================================================
<PAGE 36>

                  ANNTAYLOR STORES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   Summary of Significant Accounting Policies
------------------------------------------------

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

     Certain Fiscal 1996 and 1995 amounts have been reclassified to conform to the Fiscal 1997 presentation.


Fiscal Year
------------

     The Company follows the standard fiscal year of the retail industry, which is a 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year. The fiscal year ended February 3, 1996 included 53 weeks. The other fiscal years presented included 52 weeks.


Finance Service Charge Income
-----------------------------

     Income  from  finance service charges relating  to  customer
receivables,  which  is  deducted  from  selling,   general   and
administrative expenses, amounted to $8,568,000 for Fiscal 1997, $9,024,000 for Fiscal 1996 and $8,328,000 for Fiscal 1995.


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

=========================================================================
<PAGE 37>


                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



1.   Summary of Significant Accounting Policies (Continued)
-----------------------------------------------------------


Deferred Financing Costs
------------------------

     Deferred  financing  costs  are being  amortized  using  the
interest  method over the term of the related debt.   Accumulated
amortization  at  January  31, 1998  and  February  1,  1997  was
$4,427,000 and $3,534,000, respectively.


Goodwill
--------

     Goodwill relating to the 1989 acquisition of Ann Taylor by the Company is being amortized on a straight-line basis over 40 years. Goodwill relating to the 1996 Sourcing Acquisition (see
Note 13) is being amortized on a straight-line basis over 25 years. Accumulated amortization at January 31, 1998 and February 1, 1997 was $87,851,000 and $76,811,000, respectively. On an annual basis, the Company compares the carrying value of its goodwill to an estimate of the Company's fair value to evaluate the reasonableness of the carrying value and remaining amortization period. Fair value is computed using projections of future cash flows.


Income Taxes
-------------

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


Recent Accounting Pronouncements
--------------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that components of comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements; and Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, major customers and


===================================================================
<PAGE 38>


                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




1.   Summary of Significant Accounting Policies (Continued)
----------------------------------------------------------

the material countries  in  which  the entity holds assets
and reports revenues.  In February 1998,  the Financial
Accounting  Standards  Board  issued   Statement   of
Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits", which revises disclosures, but does not change the measurement or recognition of these plans. Management is currently evaluating the impact of these standards and believes their adoption will not impact the Company's consolidated financial position, results of operations or cash flows, and any impact will be limited to the form and content of its disclosures. All of these statements are effective for fiscal years beginning after December 15, 1997.


2.   Long-Term Debt
--------------------

     The following table summarizes long-term debt outstanding at January 31, 1998 and February 1, 1997:

                                  January 31, 1998        February 1, 1997
                                 --------------------   --------------------
                                 Carrying  Estimated    Carrying   Estimated
                                  Amount   Fair Value     Amount   Fair Value
                                 --------  ----------   --------   ----------
                                             (in thousands)
Senior Debt:
 Term loan....................  $    ---     $    ---    $ 24,500   $ 24,500
 Mortgage.....................     6,276        6,276       6,692      6,692
8-3/4% Notes..................   100,000      100,500     100,000     97,750
                                 -------      -------     -------    -------
   Total debt.................   106,276      106,776     131,192    128,942
Less current portion..........     1,119        1,119         287        287
                                 -------      -------     -------    -------
   Total long-term debt.......  $105,157     $105,657    $130,905   $128,655
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

     Ann Taylor's Bank Credit Agreement originally provided, among other things, for a $25,000,000 term loan and a $125,000,000 revolving credit facility. As described below, in January 1996, the Company prepaid a portion of the term loan and reduced the revolving credit facility to $122,000,000. On July 2, 1997, the Company used available cash to prepay $24,500,000, the outstanding balance of the term loan. The maturity date of the revolving credit facility is July 29, 1998; however, the Company is required to reduce the outstanding loan balance under the revolving credit facility to $50,000,000 or less for thirty consecutive days during Fiscal 1996 and in each fiscal year thereafter. The maximum amount that may be borrowed under the revolving credit facility is reduced by the amount of commercial and standby letters of credit outstanding under the Bank Credit Agreement. At January 31, 1998 and February 1, 1997, Ann Taylor had outstanding commercial and standby letters of credit under the Bank Credit Agreement of $33,000,000 and $12,000,000, respectively. At January 31, 1998 the amount available under the revolving credit facility was $89,000,000.


=======================================================================
<PAGE 39>



                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




2.   Long-Term Debt (continued)
------------------------------

     The amounts outstanding under the revolving credit facility bear interest at a rate equal to, at the Company's option, the Bank of America (1) Base Rate, or (2) Eurodollar Rate plus 0.75%. In addition, Ann Taylor is required to pay the lenders a quarterly commitment fee of 0.25% per annum of the unused revolving loan commitment.

     Under the terms of the Bank Credit Agreement, Bank of America obtained a pledge of Ann Taylor's outstanding common stock held by the Company and a security interest in certain assets of Ann Taylor, excluding inventory and accounts receivable. In addition, the Bank Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders, and requirements to maintain certain financial ratios and specified levels of net worth. The Bank Credit Agreement also provides for, among other things, an annual limitation on capital expenditures of $32,500,000 in Fiscal 1997 and beyond, subject to increase if certain conditions are satisfied.

     Ann Taylor sells its proprietary credit card accounts receivable to AnnTaylor Funding, Inc., a wholly owned subsidiary of Ann Taylor, that uses the receivables to secure borrowings of up to $40,000,000, based on its eligible accounts receivable, under a receivables financing facility (the "Receivables Facility"). As of January 31, 1998, there were no borrowings outstanding under the Receivables Facility. AnnTaylor Funding, Inc. had total assets of approximately $50,440,000 at January 31, 1998, all of which are subject to the security interest of the lender under the Receivables Facility. The Receivables Facility matures in May 1998.

     In  connection  with the Sourcing Acquisition  discussed  in
Note 13, the Hongkong and Shanghai Banking Corporation entered into an Amended and Restated Credit Agreement with AnnTaylor Global Sourcing, Inc. ("ATGS", formerly known as CAT US Inc.
("CAT") and now a wholly owned subsidiary of Ann Taylor), continuing the $40,000,000 credit facility of ATGS's predecessor. On July 29, 1997, ATGS amended its credit facility with the HKSBC, increasing the commitment available to $50,000,000. The facility is available principally for the issuance of letters of credit; cash borrowings under the facility are limited to a maximum of $5,000,000. Such credit facility matures on July 29, 1998 and contains financial and other covenants. As of January 31, 1998 and February 1, 1997, commercial and standby letters of credit outstanding under this facility totaled $25,102,000 and $28,189,000, respectively, and there were no borrowings outstanding under this facility.

     As noted above, the Company's Bank Credit Agreement, Receivables Facility and HKSBC Agreement mature in May and July 1998. The Company is currently negotiating to obtain new financing and anticipates new arrangements will be in place in the second quarter of Fiscal 1998.

     On June 28, 1993, Ann Taylor issued $110,000,000 principal amount of its 8-3/4% Subordinated Notes due 2000 ("8-3/4% Notes"). The outstanding principal amount of these notes as of January 31, 1998 was $100,000,000.

=========================================================================
<PAGE 40>

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



2.   Long-Term Debt (Continued)
-------------------------------

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

     Ann Taylor and its wholly owned subsidiary AnnTaylor Distribution Services, Inc. are parties to a $7,000,000 seven-year mortgage loan secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. Pursuant to the requirements of the Bank Credit Agreement, in January 1996, the Company applied one-half of the proceeds of the mortgage to reduce the amount available under the revolving credit facility, thereby reducing the revolving credit facility by $3,000,000, and prepaid a portion of the term loan.

     The   aggregate   principal  payments   of   all   long-term
obligations are as follows:

       Fiscal Year                            (in thousands)
       -----------
        1998..................................   $  1,119
        1999..................................      1,206
        2000..................................    101,300
        2001..................................      1,401
        2002..................................      1,250
                                                  -------
           Total..............................   $106,276
                                                  =======


3.   Preferred Securities
-------------------------

     In April and May of Fiscal 1996, the Company completed the sale of an aggregate of $100,625,000 of 8-1/2% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities (the "preferred securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). The preferred securities have a liquidation preference of $50 per security ($100,625,000 in the aggregate) and are convertible at the option of the holders thereof into the Company's common stock at a conversion rate of 2.545 shares of common stock for each preferred security (equivalent to $19.65 per share of common stock, which represented a 20% premium to the $16.375 closing price of the common stock on the New York Stock Exchange at the date of the execution of the purchase agreement relating to the sale of the preferred securities). The sole assets of the Trust are $103,700,000 of 8-1/2% Convertible Subordinated Debentures of the Company maturing on April 15, 2016. A total of 2,012,500 preferred securities were issued, and are convertible into an aggregate of 5,121,812 shares of the Company's common stock. The Company received net proceeds of $95,984,000 in connection with the sale of the preferred securities, of which $94,000,000 was applied to reduce outstanding borrowings under Ann Taylor's revolving credit facility. The carrying value and estimated fair value of the preferred securities at January 31, 1998 were $96,391,000 and $86,537,500, respectively.

========================================================================
<PAGE 41>


                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)





4.   Allowance for Doubtful Accounts
------------------------------------

     A summary of activity in the allowance for doubtful accounts for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 is as follows:

                                           Fiscal Years Ended
                                        --------------------------
                                        Jan.31,   Feb. 1,   Feb. 3,
                                         1998       1997     1996
                                         ----      ------   ------
                                             (in thousands)

     Balance at beginning of year....  $   811   $   736   $   931
     Provision for loss on
       accounts  receivable..........    1,795     1,803     1,280
     Accounts written off............   (1,794)   (1,728)   (1,475)
                                        ------    ------    ------
     Balance at end of year..........  $   812   $   811   $   736
                                        ======    ======    ======


5.   Commitments and Contingencies
----------------------------------

Rental Commitments
------------------

     Ann Taylor occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. In addition, most of the leases require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments shown below.

     Future minimum lease payments under non-cancelable operating leases at January 31, 1998 are as follows:

     Fiscal Year                         (in thousands)
     -----------
      1998...............................   $ 68,663
      1999...............................     67,537
      2000...............................     65,491
      2001...............................     62,446
      2002...............................     59,515
      2003 and thereafter................    251,998
                                             -------
           Total.........................   $575,650
                                             =======

========================================================================

<PAGE 42>
                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)





5.   Commitments and Contingencies (continued)
----------------------------------------------

     Rent expense for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 was as follows:

                                       Fiscal Years Ended
                                  ----------------------------
                                  Jan. 31,   Feb. 1,    Feb. 3,
                                    1998      1997       1996
                                  --------   -------    -------
                                         (in thousands)

     Minimum rent................ $59,495    $55,571   $47,132
     Percentage rent.............   1,671      2,433     3,090
                                   ------     ------    ------
          Total.................. $61,166    $58,004   $50,222
                                   ======     ======    ======


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

     In addition, the Company, Ann Taylor, certain officers and directors of the Company and Ann Taylor, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. have been named as defendants in a purported class action lawsuit filed by certain alleged stockholders alleging that the Company and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of the Company's common stock. On March 10, 1998, the Court issued an Opinion dismissing the complaint. The Court's Opinion granted the plaintiffs leave to amend and re-file the complaint within thirty days of the date of the Opinion, and an amended complaint was filed by the plaintiffs on April 9, 1998. The Company believes that the amended complaint is without merit and intends to defend the action vigorously. As the case is in preliminary stages, any liability that may arise from this action cannot be predicted at this time.


Other
-----

     The Internal Revenue Service (the "IRS") examination of the Company has recently been concluded. The IRS has made an assessment, which the Company has paid, that is not material to the Company's consolidated financial condition, operating results or liquidity. All matters in the IRS examination are subject to final review by the Congressional Joint Committee on Taxation.


6. Net Income per Share
-----------------------

     In Fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") which specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the addition of potential common shares issued assuming the conversion of all outstanding warrants and stock options, as follows:

======================================================================
<PAGE 43>


                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




6. Net Income per Share (continued)
----------------------------------

                                                                       Fiscal Years Ended
                                    -----------------------------------------------------------------------------------------
                                        January 31, 1998                  February 1, 1997              February 3, 1996
                                    ----------------------------      -------------------------    ---------------------------

                                                              (In thousands, except per share amounts)


                                                           Per                           Per                            Per
                                                           Share                         Share                          Share
                                    Income      Shares     Amount    Income     Shares    Amount   Loss       Shares     Amount
                                    ------      ------     ------    ------     ------    ------   ----       ------     ------
Basic Earnings per Share
------------------------
Income (loss) available
   to common stockholders
    before  extraordinary loss      $11,997     25,628     $0.47     $8,667     23,981    $0.36    $(876)     23,067     $(0.04)



Effect of Dilutive
------------------
Securities
----------
Warrants                                ---          3       ---        ---         22      ---      ---          44        ---
Stock  Options                          ---         62       ---        ---         57      ---      ---          56        ---
                                    -------    -------      ----     ------     ------     ----     ----

Diluted Earnings per Share
--------------------------
Income (loss) available
   to common stockholders
    before  extraordinary loss      $11,997     25,693     $0.47     $8,667     24,060    $0.36    $(876)     23,167     $(0.04)
                                     ======     ======      ====      =====     ======     ====     ====      ======      =====



     Conversion of the preferred securities into common stock is not included in the computation of diluted earnings per share for the fiscal years ended January 31, 1998 and February 1, 1997 due to the antidilutive effect of the conversion.


7. Other Equity
----------------

Common Stock Warrants
---------------------

     At January 31, 1998, the Company had outstanding warrants to acquire, in the aggregate, 2,814 shares of the common stock of the Company (the "Warrants"). The Warrants, when exercised, entitle the holders thereof to acquire such shares, subject to adjustment, at no additional cost. The Warrants expire on July 15, 1999 and became exercisable as a result of the initial public offering of the Company's common stock in May 1991.


Preferred Stock
---------------

     At January 31, 1998, February 1, 1997 and February 3, 1996, there were 2,000,000 shares of preferred stock, par value $0.01, authorized and unissued.


=======================================================================
<PAGE 44>

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)





8. Property and Equipment
-------------------------

     Property and equipment consists of the following:

                                          Fiscal Years Ended
                                          ------------------
                                          Jan. 31,    Feb. 1,
                                            1998       1997
                                          --------    -------
                                             (in thousands)

        Land and building...............  $  8,625   $  8,603
        Leasehold improvements..........    85,332     76,576
        Furniture and fixtures..........   136,314    120,595
        Construction in progress........     6,422      3,307
                                           -------    -------
                                           236,693    209,081
        Less accumulated depreciation
          and amortization..............    97,083     65,648
                                           -------    -------
            Net property and equipment    $139,610   $143,433
                                           =======    =======


9.  Stock Option Plans
----------------------

     In 1989 and 1992, the Company established stock option plans. 122,199 shares of common stock are reserved for issuance under the 1989 plan and 2,924,934 shares of common stock are reserved for issuance under the 1992 plan. Under the terms of both plans, the exercise price of any option may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options granted prior to 1994 generally vest over a five year period, with 20% becoming exercisable immediately upon grant of the option and 20% per year for the next four years. Stock options granted since 1994 generally vest either (i) over a four year period, with 25% becoming exercisable on each of the first four anniversaries of the grant, or (ii) in seven or nine years with accelerated vesting upon the achievement of specified earnings or stock price targets within a five year period. All stock options granted under the 1989 plan and the 1992 plan expire ten years from the date of grant. At January 31, 1998, there were 21,066 shares under the 1989 plan and 1,404,975 shares under the 1992 plan available for future grant.

     The Company accounts for the stock options in accordance with Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards. Had compensation costs of option awards been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company would have been required to prepare a fair value model for such options and record such amount in the financial statements as compensation expense. Proforma net income before extraordinary loss and net income per share before extraordinary loss after taking into account such expense would have been $11.0 million and $0.43, respectively, for Fiscal 1997, and $8.2 million and $0.34, respectively, for Fiscal 1996, and proforma net loss and net loss per share for Fiscal 1995 would have been $1.1 million and $0.05, respectively. For purposes of this calculation, the Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes option pricing model with the following weighted average assumptions used for grants for the fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996: risk-free interest rate of 6.2%, 5.8%, and 7.0%, respectively; expected life of 5.0 years, 4.3 years, and 5.0 years, respectively; and expected volatility of 67.9%, 55.2%, and 44.8%, respectively.

=====================================================================
<PAGE 45>

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




9. Stock Options Plans (continued)
---------------------------------

     The following summarizes stock option transactions for the fiscal years ended January 31, 1998, February 1, 1997 and
February 3, 1996:


                                              Weighted       Number
                             Option Prices  Average Price   of Shares
                             -------------  -------------   ---------
Outstanding Options
  January 28, 1995            $6.80-$42.75     $23.03       1,398,006
 Granted                     $12.50-$44.125    $31.90         478,250
 Exercised                    $6.80-$22.75     $13.68         (22,611)
 Canceled                     $6.80-$42.75     $27.64        (299,468)
                                                            ---------
Outstanding Options
  February 3, 1996            $6.80-$44.125    $28.00       1,554,177
 Granted                     $11.00-$21.625    $17.52         463,500
 Exercised                       $6.80          $6.80         (18,234)
 Canceled                    $11.50-$42.75     $27.31        (335,358)
                                                            ---------
Outstanding Options
  February 1, 1997            $6.80-$44.125    $22.69       1,664,085
 Granted                     $14.25-$22.75     $20.60         590,000
 Exercised                    $6.80- $20.00    $15.45         (47,436)
 Canceled                    $11.50- $39.75    $25.11        (585,557)
                                                            ---------
Outstanding Options
  January 31, 1998            $6.80-$44.125    $21.20       1,621,092
                                                            =========


     At January 31, 1998, February 1, 1997 and February 3, 1996 there were exercisable 450,776 options, 660,290 options and 586,135 options, respectively, which have weighted average exercise prices of $19.02 per share, $21.03 per share and $19.78 per share, respectively.

     In 1994, the Company's 1992 stock option plan was amended and restated to include restricted stock and unit awards. A unit represents the right to receive the cash value of a share of common stock on the date the restrictions on the unit lapse. The restrictions on these grants generally lapse with respect to one-third of the shares and units awarded on each of the first
through  third  anniversaries of the date of the grant.   In  the
event  a  grantee  terminates employment with  the  Company,  any
restricted  stock  or  restricted  units  remaining  subject   to
restrictions are forfeited. On February 23, 1994, 13,630 shares of restricted stock and 6,820 restricted units were awarded. As of January 31, 1998, the restrictions on these grants have fully lapsed. The resulting unearned compensation expense was charged to stockholders' equity and was amortized over the applicable
restricted  period.   During 1997, certain other  employees  were
awarded  11,665 shares of restricted common  stock  and
3,335  restricted units, all of which wefre outstanding at January
31,  1998.   For  the  fiscal year ended January  31,  1998,  the
resulting unearned compensation expense, based upon the market value on the date of grant, was charged to stockholders' equity and is being amortized over the restricted period.


10.  Executive Compensation
---------------------------

     Effective August 23, 1996, the then-Chairman and Chief Executive Officer and Director of the Company and Ann Taylor resigned from her position. See Note 12 for a discussion of the Company's obligations under the former Chairman's employment agreement.

=========================================================================
<PAGE 46>



                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



10.  Executive Compensation (continued)
---------------------------------------

     Upon this resignation, the Company's then-President and Chief Operating Officer J. Patrick Spainhour was promoted to the position of Chairman and Chief Executive Officer. In connection with this promotion, Mr. Spainhour was granted 75,000 shares of restricted common stock. The resulting unearned compensation expense of $1,171,875, based on the market value on the
date of the grant, was charged  to  stockholders' equity   and
is  being  amortized  over  the  restricted  period applicable to  these shares.  Additionally, as  of  December  9, 1996,
the President and Chief Operating Officer of the Company received a grant of 30,000 restricted shares of common stock and 20,000 restricted units. The resulting unearned compensation expense of $592,500, based on the market value on the date of the grant, was charged to stockholders' equity and is being amortized over the restricted period applicable to these shares. As of January 31, 1998, 70,000 shares of restricted stock and 13,333 restricted units had not yet vested.


11.  Extraordinary Item
-----------------------

     On July 2, 1997, the Company used available cash to prepay $24,500,000, the outstanding balance of its term loan due September 1998, which resulted in an extraordinary charge to earnings in Fiscal 1997 of $173,000, net of income tax benefit.


12.  Nonrecurring Charges
-------------------------

Studio Shoe Stores Closing
--------------------------

     In connection with the planned closing of all of the Company's Ann Taylor Studio shoe stores, announced in January 1997, the Company recorded a pre-tax charge of $3,600,000. Of the total impairment loss, $2,500,000 represented impairment of long-lived assets such as properties and store fixtures and $1,100,000 pertained to lease and other related costs for these locations until the properties are sublet.


Resignation of the Chairman and Chief Executive Officer
-------------------------------------------------------

     Effective August 23, 1996, the then Chairman and Chief Executive Officer and Director of the Company and Ann Taylor resigned. In connection with this resignation, a one-time pre-tax charge of $3,500,000 was recorded relating to the estimated costs of the Company's obligations under the former Chairman's employment contract with the Company.


13.  Certain Relationships and Related Transactions
----------------------------------------------------

Transactions with Merrill Lynch and its Affiliates
--------------------------------------------------

     At January 31, 1998, certain affiliates of ML&Co. held approximately 24.0% of the Company's outstanding common stock. Two of the members of the Board of Directors of the Company and Ann Taylor serve as representatives of ML&Co. and its affiliates. As a result, ML&Co. and such affiliates are in a position to influence the management of the Company and Ann Taylor.

===========================================================================
<PAGE 47>
                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



13.  Certain Relationships and Related Transactions (continued)
---------------------------------------------------------------

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

     In consideration for Cygne's interest in CAT and the Assets, the Company paid (i) 2,348,145 shares of common stock of the Company having an aggregate value, as of the Effective Date, of $36,000,000, (ii) $3,200,000 in cash as payment for inventory and fixed assets and (iii) approximately $6,500,000 in cash in settlement of open accounts payable by Ann Taylor to Cygne for merchandise delivered by Cygne prior to the closing. The Company also assumed certain liabilities related to the operations of the Division. The purchase price was subject to post-closing adjustments based upon final determination of the value of certain of the assets purchased and liabilities assumed. As of February 1, 1997, certain post-closing adjustments reduced the net cash paid to approximately $227,000. The total purchase price to the Company of the Sourcing Acquisition has been allocated to the tangible and intangible assets and liabilities of CAT and the Division that were acquired, based on estimates of their respective fair values. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 25 years.

     The  following unaudited proforma consolidated data for  the
Company  for  the  fiscal year ended February 1,  1997  has  been presented  to  reflect  the Sourcing Acquisition  as  if  it  had occurred at the beginning of such period:
                                              Fiscal Year Ended
                                              February 1, 1997
                                            ---------------------
                                              Actual    Proforma
                                              ------    ---------
                                 (in thousands, except per share amounts)

   Net sales................................ $798,117    $798,117
   Net income............................... $  8,667    $ 11,595
   Basic and diluted earnings per share..... $   0.36    $   0.45
   Weighted average shares..................   23,981      25,458
   Weighted average shares,
     assuming dilution......................   24,060      25,537

==============================================================================
<PAGE 48>

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




13.  Certain Relationships and Related Transactions (continued)
---------------------------------------------------------------

     The proforma data set forth above does not purport to be indicative of the results that actually would have occurred if the Sourcing Acquisition had occurred at the beginning of the period presented or of results which may occur in the future.

     A summary of the noncash activity that occurred in the fiscal year ended February 1, 1997 in conjunction with the Sourcing Acquisition is as follows:

                                                 (in thousands)

   Fair value of assets acquired.................    $  4,727
   Excess  of  purchase price over the
     fair value of  net  assets acquired..             38,340
   Ann Taylor's previous investment in CAT.......      (6,840)
   Issuance of the Company's common stock........     (36,000)
                                                      -------
   Cash paid.....................................    $    227
                                                      =======


14.  Income Taxes
-----------------

     The provision for income taxes for the fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996 consists of the following:
                                        Fiscal Years Ended
                               ------------------------------------
                               January 31,  February 1,  February 3,
                                   1998         1997        1996
                               -----------  -----------  -----------

                                       (in thousands)
   Federal:
    Current..................... $14,427      $ 9,898      $1,400
    Deferred....................  (1,917)        (802)      2,249
                                  ------        -----       -----
      Total federal.............  12,510        9,096       3,649
                                  ------        -----       -----
   State and local:
    Current.....................   5,538        3,844         607
    Deferred....................    (769)        (152)        901
                                  ------        -----       -----
      Total state and local.....   4,769        3,692       1,508
                                  ------        -----       -----
   Foreign:
    Current.....................     187          187         ---
    Deferred....................     ---          ---         ---
                                  ------        -----       -----
      Total foreign.............     187          187         ---
                                  ------        -----       -----
    Total....................... $17,466      $12,975      $5,157
                                  ======       ======       =====

===================================================================
<PAGE 49>

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




14. Income Taxes (continued)
----------------------------

     The  reconciliation between the provision for  income  taxes and  the provision for income taxes at the federal statutory rate for the fiscal years ended January 31, 1998, February 1, 1997 and
February 3, 1996 is as follows:
                                                    Fiscal Years Ended
                                             --------------------------------
                                             Jan. 31,     Feb. 1,      Feb. 3,
                                               1998        1997         1996
                                             --------     ------       ------
                                                       (in thousands)
Income before income taxes
  and extraordinary loss..................... $29,463     $21,642      $4,281
                                               ======      ======       =====
Federal statutory rate.......................      35%         35%         35%
                                               ======      ======       =====
Provision for income taxes at
  federal statutory rate..................... $10,312     $ 7,575      $1,498
State and local income taxes,
  net of federal income tax benefit..........   3,800       2,273         980
Non-deductible amortization of goodwill......   3,500       3,429       3,327
Unremitted earnings of foreign subsidiaries..    (314)       (382)       (387)
Other........................................     168          80        (261)
                                               ------      ------       -----
Provision for income taxes................... $17,466     $12,975      $5,157
                                               ======      ======       =====


     The   tax  effects  of  significant  items  comprising   the
Company's net deferred tax assets as of January 31, 1998 and February 1, 1997 are as follows:

                                         January 31, 1998   February 1, 1997
                                         ----------------   ---------------
                                                    (in thousands)
   Current:
    Inventory                                 $ 2,854              $ 2,070
    Accrued expenses                            4,269                7,492
    Real estate                                (1,634)              (1,433)
    Other                                         ---                 (172)
                                               ------               ------
   Total current                              $ 5,489              $ 7,957
                                               ======               ======
   Noncurrent:
    Depreciation and amortization             $(4,982)             $(6,528)
    Rent expense                                4,364                3,328
    Other                                         901               (1,672)
                                               ------               ------
   Total noncurrent                           $   283              $(4,872)
                                               ======               ======

     Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company's financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings except those that are considered permanently reinvested, which at January 31, 1998 amounted to approximately $6,775,000. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $2,022,000.

===========================================================================
<PAGE 50>

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



15.  Retirement Plans
---------------------

     Savings Plan. Ann Taylor maintains a defined contribution 401(k) savings plan for substantially all full-time employees. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. Ann Taylor makes a matching contribution of 50% with respect to the first 3% of each participant's annual earnings contributed to the plan. Ann Taylor's contributions to the plan for Fiscal 1997, Fiscal 1996 and Fiscal 1995 were $519,000, $390,000, and $337,000, respectively.

     Pension Plan. Substantially all full-time employees of Ann Taylor are covered under a noncontributory defined benefit pension plan. Through December 31, 1997, the pension plan was a "cash balance pension plan". Each participant accrued a benefit based on compensation and years of service with Ann Taylor. As of January 1, 1998, the Plan was amended and the formula to calculate benefits was changed. The new career average plan formula was used to determine the funding status of the plan for fiscal 1997. Ann Taylor's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.


     The following table sets forth the funded status of the Pension Plan at January 31, 1998, February 1, 1997 and February
3,  1996,  in  accordance with Statement of Financial  Accounting
Standards No. 87, "Employers' Accounting for Pensions":

                                        Jan. 31,     Feb. 1,       Feb. 3,
                                          1998         1997          1996
                                        --------    --------       -------
                                              (dollars in thousands)
Actuarial present value
  of benefits obligation:
Accumulated benefit obligation,
  including vested benefits of
   $2,830,000, $2,435,000 and
   $2,064,000, respectively............. $ 3,820     $ 3,413       $ 2,893
                                          ======      ======        ======
Projected benefit obligation for
  service rendered to  date............. $ 3,820     $ 3,413       $ 2,893
Plan assets at fair value...............   5,128       4,745         2,537
                                          ------      ------        ------
Plan assets in excess of
  projected benefit obligation
 (projected   benefit  obligation
 in  excess  of   plan   assets)........   1,308       1,332          (356)
Unrecognized net gain...................  (1,286)       (802)         (231)
                                          ------      ------        ------
Prepaid (accrued) pension cost.......... $    22     $   530       $  (587)
                                          ======      ======        ======

Net periodic pension cost for
  Fiscal 1997, Fiscal 1996 and
  Fiscal 1995 included the
  following components:
Service cost/benefits earned
  during the year....................... $   571     $   981       $   681
Interest cost on projected
  benefit  obligation...................     250         213           185
Actual return on plan assets............    (907)       (527)         (104)
Net amortization and deferral...........     462         300          (132)
                                           -----       -----         -----
Net periodic pension cost............... $   376     $   967       $   630
                                          ======       =====         =====
Assumptions used to determine
  the projected benefit
  obligation and plan assets were:
  Discount rate..........................   7.50%       8.00%         6.75%
  Rate  of  increase in
    compensation level...................   4.00%       4.00%         4.00%
  Expected  long-term
    rate  of  return  on  assets.........   9.00%       9.00%         9.00%


==============================================================================
<PAGE 51>

                  ANNTAYLOR STORES CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)





16.  Quarterly Financial Data (Unaudited)
----------------------------------------

                                                    Quarter
                                 --------------------------------------------
                                  First         Second     Third      Fourth
                                  -----         ------     -----      ------
                                   (in thousands, except per share amounts)
Fiscal 1997
-----------
Net sales....................... $197,064      $184,999   $187,200   $211,765
Gross profit....................   98,636        85,354     92,732     92,550
Income before
  extraordinary loss............    6,475           985      2,185      2,352
Extraordinary loss..............      ---           173        ---        ---
                                  -------       -------    -------    -------
Net income...................... $  6,475      $    812   $  2,185   $  2,352
                                  =======       =======    =======    =======

Basic and diluted
  earnings per share
  before extraordinary loss..... $   0.25      $   0.04   $   0.09    $  0.09
Extraordinary loss per share....      ---          0.01        ---        ---
                                  -------       -------     -------    ------

Basic and diluted earnings
  per share..................... $   0.25      $   0.03   $   0.09     $ 0.09
                                  =======       =======    =======      =====

Fiscal 1996
-----------
Net sales....................... $184,467      $187,862   $212,670   $213,118
Gross profit....................   83,154        80,747     97,090     93,683
Net income......................    1,812           627      3,262      2,966

Basic and diluted
  earnings per share............ $   0.08      $   0.03   $   0.13   $   0.12


     In the fourth quarter of Fiscal 1997, the Company adopted SFAS No. 128. All previously reported per share information has been recalculated. The sum of the quarterly per share data may not equal the annual amounts due to changes in the weighted average shares and share equivalents outstanding.


17.  Subsequent Event
---------------------

     Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to a cost method. The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change and the effect on future financial statements resulting from this change is not expected to be material. It is not possible to determine the effect of the change on income in any previously reported fiscal years.