Form 10-Q
period 1998-05-02
TAYLOR ANN STORES CORP
filed 1998-06-17
CIK 874214

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----
     SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended May 2, 1998


                               OR



     TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
----
     SECURITIES EXCHANGE ACT OF 1934



                 Commission file number 1-10738



                    ANNTAYLOR STORES CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)



          Delaware                               13-3499319
----------------------------       ---------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)




   142 West 57th Street, New York, NY                          10019
-----------------------------------------------          -------------------
 (Address of principal executive offices)                    (Zip Code)



                                (212) 541-3300
                ---------------------------------------------------
                (Registrant's telephone number, including area code)


   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes X     No ___.


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Outstanding as of
          Class                             May 29, 1998
 ---------------------------              ------------------
  Common Stock, $.0068 par value             25,643,555




==========================================================================
<PAGE 2>

                       INDEX TO FORM 10-Q






                                                                  Page No.
                                                                  -------
  PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements
            Condensed Consolidated Statements of Operations
              for the Quarters Ended May 2, 1998
              and May 3, 1997....................................... 3
            Condensed Consolidated Balance Sheets at
              May 2, 1998 and January 31, 1998...................... 4
            Condensed Consolidated Statements of Cash Flows
              for the Quarters Ended May 2, 1998 and
              May 3, 1997...........................................  5
            Notes to Condensed Consolidated Financial Statements....  6

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................  9

  PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.................................... 14

     Item 5.   Other Information.................................... 14

     Item 6.   Exhibits and Reports on Form 8-K..................... 15


========================================================================
<PAGE 3>
                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements



                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Quarters Ended May 2, 1998 and May 3, 1997
                           (unaudited)

                                                     Quarters Ended
                                                ------------------------
                                                May 2, 1998  May 3, 1997
                                                -----------  -----------
                                                  (in thousands, except
                                                    per share amounts)

Net sales.......................................  $198,170   $197,064
Cost of sales...................................    96,836     98,428
                                                   -------    -------

Gross profit....................................   101,334     98,636
Selling, general and administrative expenses....    81,129     76,637
Amortization of goodwill........................     2,760      2,760
                                                   -------    -------

Operating income................................    17,445     19,239
Interest expense................................     4,727      5,546
Other expense, net..............................       180        250
                                                   -------    -------
Income before income taxes......................    12,538     13,443
Income tax provision............................     6,119      6,968
                                                   -------    -------

  Net income....................................  $  6,419   $  6,475
                                                   =======    =======

Basic and diluted earnings per share............  $   0.25   $   0.25
                                                   =======    =======

 See accompanying notes to condensed consolidated financial statements.

========================================================================

<PAGE 4>
                  ANNTAYLOR STORES CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
                May 2, 1998 and January 31, 1998


                                                  May 2, 1998    Jan. 31,1998
                                                  -----------    ------------
                                                  (unaudited)
                                                        (in thousands)
                             ASSETS
Current assets
   Cash and cash equivalents.......................  $ 36,706        $ 31,369
   Accounts receivable, net........................    65,597          60,211
   Merchandise inventories.........................   110,188          97,234
   Prepaid expenses and other current assets.......    20,918          21,291
                                                      -------         -------
     Total current assets..........................   233,409         210,105
Property and equipment, net........................   140,251         139,610
Goodwill, net......................................   327,979         330,739
Deferred financing costs, net......................       972           1,258
Other assets.......................................     1,920           1,949
                                                      -------         -------
     Total assets..................................  $704,531        $683,661
                                                      =======         =======

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable................................  $ 46,531        $ 38,185
   Accrued tenancy.................................     6,815           6,727
   Accrued expenses................................    47,637          41,893
   Current portion of long-term debt...............     1,148           1,119
                                                      -------         -------
     Total current liabilities.....................   102,131          87,924
Long-term debt.....................................   104,856         105,157
Other liabilities..................................    10,513          10,082
Commitments and contingencies
Company-Obligated Mandatorily Redeemable
   Convertible Preferred Securities
   of Subsidiary, AnnTaylor Finance Trust,
   Holding Solely Convertible Debentures...........    96,449          96,391
Stockholders' equity
   Common stock, $.0068 par value;
    40,000,000 shares authorized;
    25,657,590 shares issued........................      174             174
   Additional paid-in capital.......................  350,647         350,647
   Warrants to acquire 2,814 shares
     of common stock................................       46              46
   Retained earnings................................   40,565          34,204
   Deferred compensation on restricted stock........     (604)           (737)
                                                      -------         -------
                                                      390,828         384,334
     Treasury stock, 14,035 and
      12,659 shares, respectively,
      at cost.......................................     (246)           (227)
                                                      -------         -------
     Total stockholders' equity.....................  390,582         384,107
                                                      -------         -------
     Total liabilities and stockholders' equity..... $704,531        $683,661
                                                      =======         =======


    See accompanying notes to condensed consolidated financial statements.
===============================================================================
<PAGE 5>


                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Quarters Ended May 2, 1998 and May 3, 1997
                           (unaudited)
                                                           Quarters Ended
                                                      ------------------------
                                                      May 2, 1998  May 3, 1997
                                                      -----------  -----------

                                                           (in thousands)

Operating activities:
 Net income............................................ $  6,419    $  6,475
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loss on accounts receivable...........      331         409
   Depreciation and amortization.......................    7,053       6,965
   Amortization of goodwill............................    2,760       2,760
   Non-cash interest...................................      286         391
   Amortization of deferred compensation...............      133         263
   Loss on disposal of property and equipment..........      201         ---
   (Increase) decrease in:
     Receivables.......................................   (5,717)       (192)
     Merchandise inventories...........................  (12,954)      2,675
     Prepaid expenses and other current assets.........      373         417
   Increase (decrease) in:
     Accounts payable..................................    8,346      (1,239)
     Accrued liabilities...............................    5,832      10,573
     Other non-current assets and liabilities, net.....      456         612
                                                         -------     -------
 Net cash provided by operating activities.............   13,519      30,109
Investing activities:
 Purchases of property and equipment...................   (7,891)     (6,500)
                                                         -------     -------
 Net cash used by investing activities.................   (7,891)     (6,500)
Financing activities:
 Payments on mortgage..................................     (272)        (70)
 Proceeds from exercise of stock options...............      ---         426
 Repurchase of restricted stock........................      (19)        ---
                                                         -------     -------
 Net cash (used by) provided by financing activities...     (291)        356
                                                         -------     -------
Net increase in cash...................................    5,337      23,965
Cash and cash equivalents, beginning of period.........   31,369       7,025
                                                         -------     -------
Cash and cash equivalents, end of period............... $ 36,706    $ 30,990
                                                         =======     =======
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for interest.............. $  2,389    $  2,932
                                                         =======     =======
 Cash paid during the period for income taxes.......... $  2,920    $  1,073
                                                         =======     =======


See accompanying notes to condensed consolidated financial statements.

==============================================================================
<PAGE 6>

                  ANNTAYLOR STORES CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


1. Basis of Presentation
   ----------------------

   The condensed consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

   The results of operations for the 1998 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

   The  January  31,  1998 condensed consolidated  balance  sheet
amounts   have   been   derived  from  the   previously   audited
consolidated balance sheet of AnnTaylor Stores Corporation  ("the
Company").

   Certain fiscal 1997 amounts have been reclassified to conform to the 1998 presentation.

   Detailed footnote information is not included for the quarters ended May 2, 1998 and May 3, 1997. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 1997 Annual Report to Stockholders.


2. Net Income Per Share
   --------------------
   In Fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") which specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the addition of potential common shares issued assuming the conversion of all outstanding warrants and stock options, as follows:


                                                Quarters Ended
                                 ---------------------------------------------
                                     May 2, 1998             May 3, 1997
                                 --------------------    ---------------------

                                  (in  thousands,  except  per share amounts)

                                                 Per                      Per
                                                Share                    Share
                                 Income  Shares Amount   Income   Shares Amount
                                -------  ------ ------  -------   ------ ------
Basic Earnings per Share
------------------------
Income available to
  common stockholders.......... $ 6,419  25,644  $0.25   $ 6,475  25,600 $0.25

Effect of Dilutive Securities
-----------------------------
Warrants.......................     ---       3    ---       ---       3   ---
Stock Options..................     ---      36    ---       ---      95   ---
                                 ------  ------   ----    ------  ------  ----

Diluted Earnings per Share
--------------------------
Income available to common
  stockholders................. $ 6,419  25,683  $0.25   $ 6,475  25,698 $0.25
                                 ======  ======   ====    ======  ======  ====



================================================================================
<PAGE 7>

                  ANNTAYLOR STORES CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


   Conversion of the preferred securities into common stock is not included in the computation of diluted earnings per share for the quarters ended May 2, 1998 and May 3, 1997 due to the antidilutive effect of the conversion.


3. Long-Term Debt
   --------------
   The following summarizes long-term debt outstanding at May 2, 1998:


                                           (in thousands)
      8-3/4% Notes.........................   $100,000
      Mortgage.............................      6,004
                                               -------
         Total debt........................    106,004
      Less current portion.................      1,148
                                               -------
         Total long-term debt..............   $104,856
                                               =======


   On May 7, 1998, AnnTaylor, Inc. ("Ann Taylor") signed a commitment for a new $150,000,000 senior secured revolving credit facility (the "New Facility"). This New Facility will replace the $122,000,000 credit facility scheduled to expire in July, and will also result in the termination of the $50,000,000 credit facility maintained by the Company's sourcing division and the non-renewal of the $40,000,000 accounts receivable financing facility.

   The New Facility will have a term of two years, and will include an automatic one-year extension, contingent upon the satisfaction of certain conditions. The New Facility will be used by Ann Taylor for the issuance of commercial and standby letters of credit and to provide revolving loans for other general corporate purposes.

   Maximum availability under the New Facility will be governed by a monthly borrowing base amount as determined through the application of advance rates against certain eligible assets. Additionally, the New Facility contains financial and other covenants, including a cleandown provision.

   The amounts outstanding under the New Facility will bear interest at a rate equal to, at Ann Taylor's option, the Bank of America (1) Base Rate, or (2) Eurodollar Rate. In addition, Ann Taylor is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment.

=======================================================================
<PAGE 8>

                  ANNTAYLOR STORES CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)




   Under the terms of the New Facility, the lenders will obtain a perfected first priority lien and security interest in (i) the capital stock of Ann Taylor and certain subsidiaries; (ii) all tangible and intangible assets, including accounts receivable, trademarks, inventory, store furniture and fixtures of Ann Taylor and its subsidiaries.

   The New Facility is subject to negotiation and execution of  a
credit   agreement   and  related  documentation.    Ann   Taylor
anticipates closing on the New Facility in June.


4. Change in Accounting Principle
   ------------------------------

   Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to the average cost method. The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change as of February 1, 1998 was immaterial, and therefore no disclosure is noted on the condensed consolidated statement of operations for the quarter ended May 2, 1998. It is not possible to determine the effect of the change on income in any previously reported fiscal periods.


======================================================================
<PAGE 9>


Item 2. Management's Discussion and Analysis of Financial Condition and
        ----------------------------------------------------------------
        Results of Operations
        ---------------------

Results of Operations
---------------------
                                                  Quarters Ended
                                            --------------------------
                                            May 2, 1998    May 3, 1997
                                            -----------    -----------
   Number of Stores:
   Open at beginning of period...............    324           309
   Opened during period......................     16             2
   Expanded during period*...................      2           ---
   Closed during period......................      1           ---
   Open at end of period.....................    339           311
   Type of Stores Open at End of Period:
      Ann Taylor stores......................    291           261
      Ann Taylor Factory Stores..............     14            14
      Ann Taylor Loft stores.................     34            27
      Ann Taylor Studio stores...............    ---             9

--------------------
 * Expanded stores are excluded from comparable store sales for the first year following expansion.



Quarter Ended May 2, 1998 Compared to Quarter Ended May 3, 1997
---------------------------------------------------------------

   The Company's net sales in the first quarter of 1998 increased to $198,170,000 from $197,064,000 in the first quarter of 1997, an increase of $1,106,000 or 0.6%. This increase is attributable to the opening of new stores and the expansion of existing stores, offset by a decrease in comparable store sales of 5.5%. Management believes that the decrease in comparable store sales was principally attributable to lower customer acceptance of certain of the Company's first quarter merchandise offerings, as well as to an acceleration of the Company's end-of-fall season clearance sale, held in February of the prior year, to January in 1998.

   Gross profit as a percentage of net sales increased to 51.1% in the first quarter of 1998 from 50.1% in the first quarter of 1997. This increase was primarily due to a change in the accounting method by which the Company accounts for inventory, from the retail method to the average cost method.

   Selling, general and administrative expenses represented 40.9% of net sales in the first quarter of 1998, compared to 38.9% of net sales in the first quarter of 1997. The increase in selling, general, and administrative expenses as a percentage of net sales was primarily attributable to decreased leverage on fixed expenses resulting from lower comparable store sales and increased investments in marketing.


========================================================================
<PAGE 10>


   As a result of the foregoing, the Company had operating income of $17,445,000, or 8.8% of net sales, in the first quarter of 1998, compared to operating income of 19,239,000, or 9.8% of net sales, in the first quarter of 1997. Amortization of goodwill was $2,760,000 in both the first quarter of 1998 and the first quarter of 1997. Operating income, without giving effect to goodwill amortization in either year, was $20,205,000, or 10.2% of net sales, in the first quarter of 1998 and $21,999,000, or 11.2% of net sales, in the first quarter of 1997.

   Interest expense was $4,727,000 in the first quarter of 1998 and $5,546,000 in the first quarter of 1997. The decrease in interest expense is attributable to reduced outstanding indebtedness in the first quarter of 1998 compared to the first quarter of 1997.

   The income tax provision was $6,119,000, or 48.8% of income before income taxes, in the first quarter of 1998 compared to $6,968,000, or 51.8% of income before income taxes, in the first quarter of 1997. This decrease is attributable to a reduction in the Company's effective income tax rate from 43% to 40%, which was due to increased income earned outside the United States by the Company's non-U.S. sourcing subsidiaries. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $6,419,000, or 3.2% of net sales, for the first quarter of 1998, compared to net income of $6,475,000, or 3.3% of net sales, for the first quarter of 1997.

   AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.


Financial Condition
--------------------

   For the first quarter of 1998, net cash provided by operating activities totaled $13,519,000, primarily as a result of net income, non-cash operating expenses and an increase in current liabilities, partially offset by an increase in current assets. Cash used by investing activities during the first quarter of 1998 amounted to $7,891,000, for the purchase of property and equipment. Cash used by financing activities during the first quarter of 1998 amounted to $291,000, primarily as a result of scheduled payments on the mortgage loan.

   Merchandise inventories were $110,188,000 at May 2, 1998, compared to inventories of $97,234,000 at January 31, 1998. Merchandise inventories at May 2, 1998 and January 31, 1998 included approximately $10,605,000 and $21,124,000, respectively, of inventory associated with the Company's sourcing division.

===================================================================
<PAGE 11>



   At May 2, 1998, there were no borrowings outstanding under Ann Taylor's revolving credit facility or under AnnTaylor Funding, Inc.'s receivables facility. Ann Taylor can borrow up to $122,000,000 under the revolving credit facility. Outstanding commercial and standby letters of credit under the revolving credit facility totaled $36,025,000. AnnTaylor Funding, Inc. was permitted to borrow up to $40,000,000 under the receivables facility, which expired on May 4, 1998 and has not been renewed. Also, as of May 2, 1998, commercial and standby letters of credit under AnnTaylor Global Sourcing, Inc.'s $50,000,000 credit facility totaled $22,289,000 and there were no borrowings outstanding under that facility. This facility, which matures on July 29, 1998, is available principally for the issuance of letters of credit; cash borrowings under the facility are limited to a maximum of $5,000,000. In addition, the Company has outstanding an aggregate of $100,625,000 of convertible preferred securities issued by its financing vehicle, AnnTaylor Finance Trust.

   On May 7, 1998, AnnTaylor, Inc. ("AnnTaylor") signed a commitment for a new $150,000,000 senior secured revolving credit facility (the "New Facility"). This New Facility will replace the $122,000,000 credit facility scheduled to expire in July, and will also result in the termination of the $50,000,000 credit facility maintained by the Company's sourcing division and the non-renewal of the $40,000,000 accounts receivable financing facility.

   The New Facility will have a term of two years, and will include an automatic one-year extension, contingent upon the satisfaction of certain conditions. The New Facility will be used by Ann Taylor for the issuance of commercial and standby letters of credit and to provide revolving loans for other general corporate purposes.

   Maximum availability under the New Facility will be governed by a monthly borrowing base amount as determined through the application of advance rates against certain eligible assets. Additionally, the New Facility contains financial and other covenants, including a cleandown provision.

   The amounts outstanding under the New Facility will bear interest at a rate equal to, at Ann Taylor's option, the Bank of America (1) Base Rate, or (2) Eurodollar Rate. In addition, Ann Taylor is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment.

   Under the terms of the New Facility, the lenders will obtain a perfected first priority lien and security interest in (i) the capital stock of Ann Taylor and certain subsidiaries; (ii) all tangible and intangible assets, including accounts receivable, trademarks, inventory, store furniture and fixtures, of Ann Taylor and its subsidiaries.

======================================================================
<PAGE 12>


    The New Facility is subject to negotiation and execution of a
credit   agreement   and  related  documentation.    Ann   Taylor
anticipates closing on the New Facility in June.

   The Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, totaled $7,891,000 in the first quarter of 1998. The Company expects to open a total of 26 new Ann Taylor Stores and 18 new Ann Taylor Loft stores, relocate 7 Ann Taylor Stores and expand 1 existing Ann Taylor Store in fiscal
1998. Total capital expenditures for 1998 are expected to be approximately $52,000,000. The Company believes that the New Facility will allow for such expenditures.

   Dividends and distributions from Ann Taylor to the Company are restricted by the terms of the credit agreements relating to the revolving credit facility and the receivables facility and the Indenture for AnnTaylor, Inc.'s 8-3/4% Notes due 2000. The payment of cash dividends by the Company on its capital stock is also subject to certain restrictions contained in the Company's guarantee of Ann Taylor's obligations under its bank credit
agreement.   It  is  expected that the payment of  dividends  and
distributions will also be restricted under the New Facility. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.

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

======================================================================
<PAGE 13>



competitive influences; levels of store traffic; effectiveness of the Company's brand awareness and marketing programs; general economic conditions that are less favorable than expected; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; an adverse outcome of certain litigation described under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 that materially and adversely affects the Company's financial condition; or lack of sufficient customer acceptance of the Ann Taylor Loft concept in the moderate-priced women's apparel market. The Company assumes no obligation to update or revise any such forward-looking statements, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

======================================================================
<PAGE 14>

                   PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings
--------------------------
            As previously disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 1998, the Company, Ann Taylor, certain current and former officers and directors of the Company and Ann Taylor, and Merrill Lynch & Co. and certain of its affiliates, are defendants in a purported class action lawsuit filed on April 26, 1996 by certain alleged stockholders of the Company in the United States District Court for the Southern District of New York. (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y. 1996)). On March 10, 1998, the Court granted the defendants' motions to dismiss the complaint. The Court found that the complaint failed to state a claim upon which relief may be granted, and failed to plead fraud with particularity. The Court's opinion granted the plaintiffs leave to amend and re-file the complaint within thirty days of the date of the opinion and an amended complaint was filed by the plaintiffs on April 9, 1998. The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously.
         Defendants have served the plaintiffs with motions to dismiss the amended complaint and briefing on these motions is now underway. As the case is in preliminary stages, any liability that may arise from this action cannot be predicted at this time.


Item 5.  Other Information
--------------------------
            Effective June 12, 1998, the size of the Company's Board of Directors was increased from seven to eight members, and Ronald
         W. Hovsepian was elected by the Board to fill the vacancy so created and to serve as a Class II director for a term expiring in 1999 concurrent with the other Class II directors. Mr. Hovsepian is currently the General Manager of the IBM Corporation's
         Global Retail and Distribution Industry Solutions organization.
         He has served in various capacities at IBM since 1983, including Business Unit Executive for the Retail Industry, and Vice
         President of the Consumer Driven Supply Chain Solutions unit.

============================================================================
<PAGE 15>


Item 6.  Exhibits and Reports on Form 8-K
-------------------------------------------
         (a)      Exhibits:

                     10.16.3 Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992 Stock Option and Restricted Stock and Unit Award Plan dated as of May 12, 1998.

                     10.27 Commitment Letter dated as of May 7, 1998 among Ann Taylor, Bank of America National Trust and Savings Association, BancAmerica
                               Robertson   Stephens,  Citicorp USA  and
                               CoreStates Bank, N.A.

                     18 Preferability letter relating to the change in accounting principle

                     27        Financial Data Schedule


      (b)  Reports on Form 8-K:
                       None.


============================================================================
<PAGE 16>

                           SIGNATURES
                           ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AnnTaylor Stores Corporation



Date:    June 16, 1998             By: /s/  J. Patrick Spainhour
     ------------------                -------------------------
                                            J. Patrick Spainhour
                                            Chairman and Chief Executive
                                            Officer





Date:    June 16, 1998             By: /s/  Walter J. Parks
      -----------------                -------------------------
                                            Walter J. Parks
                                            Senior Vice President and
                                            Chief Financial Officer