Form 10-Q
period 1998-08-01
TAYLOR ANN STORES CORP
filed 1998-09-15
CIK 874214

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--
   SECURITIES EXCHANGE ACT OF 1934



          For the quarterly period ended August 1, 1998

                               OR


   TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
---
   SECURITIES EXCHANGE ACT OF 1934



                 Commission file number 1-10738



                  ANNTAYLOR STORES CORPORATION
     -------------------------------------------------------
     (Exact name of registrant as specified in its charter)



      Delaware                                   13-3499319
-------------------------------    -------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)



   142 West 57th Street, New York, NY                     10019
---------------------------------------------           ----------
(Address of principal executive offices)                (Zip Code)



                         (212) 541-3300
      ----------------------------------------------------
      (Registrant's telephone number, including area code)


   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes   X   No      .
                         ------   -----


   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
          Class                           August 27, 1998
  ------------------------------         -----------------
  Common Stock, $.0068 par value             25,655,622


========================================================================


                       INDEX TO FORM 10-Q






                                                                 Page No.
  PART I.  FINANCIAL INFORMATION                                  -------
     Item 1.   Financial Statements
               Condensed Consolidated Statements of
                  Operations for the Quarters and
                  Six Months Ended August 1, 1998
                  and August 2, 1997..............................  3
               Condensed Consolidated Balance Sheets at
                  August 1, 1998 and January 31, 1998.............  4
               Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended August 1, 1998 and
                  August 2, 1997..................................  5
               Notes to Condensed Consolidated Financial
                  Statements......................................  6

     Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations...................................... 10

  PART II. OTHER INFORMATION
     Item 4.   Submission of Matters to a Vote of
                  Security Holders...............................  17

     Item 6.   Exhibits and Reports on Form 8-K..................  18

======================================================================
<PAGE 3>

                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements



                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Six Months Ended August 1, 1998 and August 2, 1997
                           (unaudited)

                                    Quarters Ended       Six Months Ended
                                  --------------------  --------------------
                                  August 1,  August 2,  August 1,  August 2,
                                     1998       1997       1998       1997
                                  --------   ---------  ---------  ---------
                                   (in thousands, except per share amounts)
Net sales......................... $223,393      $184,999  $421,563   $382,063
Cost of sales.....................  118,459        99,645   215,295    198,073
                                    -------       -------   -------    -------
Gross profit......................  104,934        85,354   206,268    183,990
Selling, general and
  administrative expenses.........   84,289        73,733   165,418    150,370
Amortization of goodwill..........    2,760         2,760     5,520      5,520
                                    -------       -------   -------    -------
Operating income..................   17,885         8,861    35,330     28,100
Interest expense..................    4,247         5,027     8,974     10,573
Other expense, net................       57            25       237        275
                                    -------       -------   -------    -------
Income before income taxes and
  extraordinary loss..............   13,581         3,809    26,119     17,252
Income tax provision..............    6,537         2,824    12,656      9,792
                                    -------       -------   -------    -------
Income before extraordinary loss..    7,044           985    13,463      7,460
Extraordinary loss (net of income
  tax benefit of $130,000)........      ---          (173)      ---       (173)
                                    -------       -------   -------    -------
Net income........................ $  7,044      $    812  $ 13,463   $  7,287
                                    =======       =======   =======    =======
Basic and diluted earnings
  per share of common stock:
   Basic and diluted earnings
     per share before
     extraordinary loss........... $   0.27      $   0.04  $   0.52   $   0.29
   Extraordinary loss per share...      ---         (0.01)      ---      (0.01)
                                    -------       -------   -------    -------
   Basic and diluted earnings
     per share.................... $   0.27      $   0.03  $   0.52   $   0.28
                                    =======       =======   =======    =======


  See accompanying notes to condensed consolidated financial statements.



==============================================================================
<PAGE 4>


                  ANNTAYLOR STORES CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
               August 1, 1998 and January 31, 1998


                                          August 1, 1998      January 31,1998
                                          --------------      ---------------
                                            (unaudited)
                                                    (in thousands)
                             ASSETS
Current assets
   Cash and cash equivalents................ $ 44,206             $ 31,369
   Accounts receivable, net.................   60,867               60,211
   Merchandise inventories..................  113,454               97,234
   Prepaid expenses and other
     current assets.........................   24,085               21,291
                                              -------              -------
     Total current assets...................  242,612              210,105
Property and equipment, net.................  142,282              139,610
Goodwill, net...............................  325,219              330,739
Deferred financing costs, net...............    3,169                1,258
Other assets................................    3,073                1,949
                                              -------              -------
     Total assets........................... $716,355             $683,661
                                              =======              =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable........................  $ 55,974             $ 38,185
   Accrued expenses........................    49,422               48,620
   Current portion of long-term debt.......     1,169                1,119
                                              -------              -------
     Total current liabilities.............   106,565               87,924
Long-term debt.............................   104,558              105,157
Other liabilities..........................    11,024               10,082

Commitments and contingencies

Company-Obligated Mandatorily Redeemable
  Convertible Preferred Securities of
  Subsidiary, AnnTaylor Finance
  Trust, Holding Solely Convertible
  Debentures...............................    96,507               96,391

Stockholders' equity
   Common stock, $.0068 par value;
     40,000,000 shares authorized;
     25,657,590 shares issued..............       174                  174
   Additional paid-in capital..............   350,647              350,647
   Warrants to acquire 2,814 shares
     of common stock.......................        46                   46
   Retained earnings.......................    47,551               34,204
   Deferred compensation on restricted
     stock.................................      (471)                (737)
                                              -------              -------
                                              397,947              384,334

        Treasury stock, 14,035 and
          12,659 shares, respectively,
          at cost..........................      (246)                (227)
                                              -------              -------
        Total stockholders' equity.........   397,701              384,107
                                              -------              -------
        Total liabilities and stockholders'
          equity...........................  $716,355             $683,661
                                              =======              =======


  See accompanying notes to condensed consolidated financial statements.


=============================================================================
<PAGE 5>

                  ANNTAYLOR STORES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Six Months Ended August 1, 1998 and August 2, 1997
                           (unaudited)

                                                     Six Months Ended
                                              -------------------------------
                                              August 1, 1998   August 2, 1997
                                              --------------   --------------

                                                      (in thousands)
Operating activities:
 Net income..................................... $ 13,463          $  7,287
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Extraordinary loss...........................      ---               303
   Provision for loss on accounts receivable....      748               909
   Depreciation and amortization................   14,340            13,976
   Amortization of goodwill.....................    5,520             5,520
   Non-cash interest............................      618               775
   Amortization of deferred compensation........      266               530
   Loss on disposal of property and equipment...      249               191

   (Increase) decrease in:
     Receivables................................   (1,404)            4,484
     Merchandise inventories....................  (16,220)           11,382
     Prepaid expenses and other current assets..   (2,794)            1,311

   Increase (decrease) in:
     Accounts payable...........................   17,789             7,046
     Accrued expenses...........................      802             1,955
     Other non-current assets and liabilities,
       net......................................     (184)            1,037
                                                  -------           -------
 Net cash provided by operating activities......   33,193            56,706
Investing activities:
 Purchases of property and equipment............  (17,259)          (14,000)
                                                  -------           -------
 Net cash used by investing activities..........  (17,259)          (14,000)
Financing activities:
 Net repayments under term loan.................      ---           (24,500)
 Term loan prepayment penalty...................      ---              (184)
 Payments on mortgage...........................     (549)             (141)
 Proceeds from exercise of stock options........      ---               845
 Repurchase of restricted stock.................      (19)              ---
 Payment of deferred financing costs............   (2,529)              ---
                                                  -------           -------
 Net cash used by financing activities..........   (3,097)          (23,980)
                                                  -------           -------
Net increase in cash............................   12,837            18,726
Cash and cash equivalents, beginning of period..   31,369             7,025
                                                  -------           -------
Cash and cash equivalents, end of period........ $ 44,206          $ 25,751
                                                  =======           =======
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the period for interest...... $  9,161          $ 10,103
                                                  -------           -------
 Cash paid during the period for income taxes... $ 17,019          $ 12,682
                                                  =======           =======


 See accompanying notes to condensed consolidated financial statements.

===========================================================================
<PAGE 6>

                  ANNTAYLOR STORES CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)



1. Basis of Presentation
------------------------

   The condensed consolidated financial statements of AnnTaylor Stores Corporation (the "Company") are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

   The results of operations for the 1998 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

   The  January  31,  1998 condensed consolidated  balance  sheet
amounts   have   been   derived  from  the   previously   audited
consolidated balance sheet of the Company.

   Certain fiscal 1997 amounts have been reclassified to conform to the 1998 presentation.

   Detailed footnote information is not included for the periods ended August 1, 1998 and August 2, 1997. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the Company's 1997 Annual Report to Stockholders.


2. Income Per Share
-------------------

   In Fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock, that are issuable by the Company upon the conversion of all outstanding warrants and stock options. Basic and diluted earnings per share calculations follow.

                      [Tables on next page]

===================================================================
<PAGE 7>


                                            Three Months Ended
                             ------------------------------------------------
                                  August 1, 1998           August 2, 1997
                             -----------------------    ---------------------
                                 (in thousands, except per share amounts)

                                               Per                       Per
                                              Share                     Share
                             Income  Shares   Amount    Income  Shares  Amount
                             ------  ------   ------    ------  ------  ------
Basic Earnings per Share
------------------------
Income available to
  common stockholders
  before  extraordinary
  loss....................  $ 7,044   25,644   $0.27    $  985  25,632   $0.04

Effect of Dilutive Securities
------------------------------
Warrants..................      ---        3     ---       ---       3     ---
Stock Options.............      ---      130     ---       ---      94     ---
                             ------   ------    ----    ------  ------    ----

Diluted Earnings per Share
---------------------------
Income available to common
 stockholders before
 extraordinary loss.......  $ 7,044   25,777   $0.27    $  985  25,729   $0.04
                             ======   ======    ====    ======  ======    ====


                                            Six Months Ended
                             ------------------------------------------------
                                  August 1, 1998           August 2, 1997
                             -----------------------    ---------------------
                                 (in thousands, except per share amounts)

                                               Per                       Per
                                              Share                     Share
                             Income  Shares   Amount    Income  Shares  Amount
                             ------  ------   ------    ------  ------  ------
Basic Earnings per Share
------------------------
Income available to
  common stockholders
  before  extraordinary
  loss....................   $13,463   25,644   $0.52    $7,460  25,616   $0.29

Effect of Dilutive Securities
------------------------------
Warrants..................      ---        3     ---       ---       3     ---
Stock Options.............      ---       78     ---       ---      93     ---
                             ------   ------    ----    ------  ------    ----

Diluted Earnings per Share
---------------------------
Income available to common
 stockholders before
 extraordinary loss.......  $13,463   25,725   $0.52    $7,460  25,712   $0.29
                             ======   ======    ====    ======  ======    ====



   Shares of common stock issuable upon the conversion of the preferred securities have not been included in the computation of diluted earnings per share for the quarters ended and six months ended August 1, 1998 and August 2, 1997 due to the antidilutive effect of the conversion.


3. Long-Term Debt
-----------------

   The  following summarizes long-term debt outstanding at August
1, 1998:
                                            (in thousands)

      8-3/4% Notes                             $100,000
      Mortgage                                    5,727
                                                -------
         Total debt                             105,727
      Less current portion                        1,169
                                                -------
         Total long-term debt                  $104,558
                                                =======

========================================================================
<PAGE 8>




   On June 30, 1998, the Company's wholly owned subsidiary AnnTaylor, Inc. ("Ann Taylor") entered into a new $150,000,000 senior secured revolving credit facility (the "Credit Facility") with Bank of America National Trust and Savings Association and a syndicate of lenders. This facility replaced Ann Taylor's then-existing $122,000,000 bank credit agreement that was scheduled to expire in July 1998 and also resulted in the non-renewal by Ann Taylor's sourcing division of its $50,000,000 credit facility and in the non-renewal by AnnTaylor Funding, Inc. of a $40,000,000 accounts receivable facility. The Credit Facility will be used by Ann Taylor for the issuance of commercial and standby letters of credit and to provide revolving loans for other general corporate purposes.

   Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at August 1, 1998 was approximately $130,000,000. Commercial and standby letters of credit outstanding under the Credit Facility at August 1, 1998 were approximately $68,000,000, and there were no loans outstanding. The outstanding loan balance is required to be reduced to zero for the thirty-day period commencing January 1 each year.

   Amounts outstanding under the Credit Facility bear interest at a rate equal to, at Ann Taylor's option, the Bank of America Base Rate, or Eurodollar Rate, plus a margin ranging from 0.25% to 1.00% and from 1.25% to 2.00%, respectively. In addition, Ann Taylor is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.375% to 0.5% per annum. Fees for outstanding commercial and standby letters range from 0.625% to 1.0% and from 1.25% to 2.0%, respectively.

   The Credit Facility contains financial and other covenants, including limitations on indebtedness, liens, investments and capital expenditures, restrictions on dividends or other distributions to stockholders and maintenance of certain financial ratios including specified levels of net worth. For Fiscal 1998, the capital expenditure limit is $52,000,000. For Fiscal 1999, capital expenditures are limited to a maximum of $55,000,000, subject to reduction based on 1998 available cash, as defined, and comparable store sales results.


===================================================================
<PAGE 9>


   The lenders have been granted a pledge of the common stock of Ann Taylor and certain of its subsidiaries, and a security interest in substantially all other tangible and intangible assets, including accounts receivable, trademarks, inventory, store furniture and fixtures, of Ann Taylor and its subsidiaries, as collateral for Ann Taylor's obligations under the Credit Facility.

   The Credit Facility matures on June 30, 2000 and includes an automatic one-year extension, contingent upon the satisfaction of
certain  conditions.   In  addition, the  commitments  under  the
Credit Facility terminate on February 16, 2000 unless the 8-3/4% Subordinated Notes due 2000 are refinanced on or prior to such date with the proceeds of subordinated debt or capital stock, the terms and conditions of which are reasonably satisfactory to the Requisite Lenders under the Credit Facility.


4. Change in Accounting Principle
---------------------------------

   Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to the average cost method. The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change as of February 1, 1998 was immaterial, and therefore no disclosure is noted on the condensed consolidated statement of operations for the six months ended August 1, 1998. It is not possible to determine the effect of the change on income in any previously reported fiscal periods.


==================================================================

<PAGE 10>



Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------


Results of Operations

                              Quarters Ended            Six Months Ended
                            --------------------     ----------------------
                            August 1,  August 2,     August 1,    August 2,
                               1998       1997          1998         1997
                            ---------  ---------     ---------    ---------
Number of Stores:
Open at beginning of period...   339        311           324         309
Opened during period..........     4          7            20           9
Expanded during period*.......     1          1             3           1
Closed during period..........     1          8             2           8
Open at end of period.........   342        310           342         310
Type of Stores Open at End
  of Period:
   Ann Taylor stores..........                            293         268
   Ann Taylor Factory Stores..                             14          14
   Ann Taylor Loft stores.....                             35          27
   Ann Taylor Studio stores...                            ---           1

----------------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.



Quarter ended August 1, 1998 Compared to Quarter ended August 2, 1997
---------------------------------------------------------------------

   The Company's net sales in the second quarter of 1998 increased to $223,393,000 from $184,999,000 in the second quarter of 1997, an increase of $38,394,000 or 20.8%. This increase is attributable to the opening of new stores and the expansion of existing stores, and an increase in comparable store sales of 10.5%. Management believes that the increase in comparable store sales was principally attributable to positive customer reaction to the Company's second quarter merchandise offerings and assortment, and a successful summer sale event.

   Gross profit as a percentage of net sales increased to 47.0% in the second quarter of 1998 from 46.1% in the second quarter of 1997. This increase reflects continued merchandise margin improvements resulting from the vertical integration of the Company's sourcing division in the fall of 1996, as well as improved full-price selling compared to the second quarter of last year.

   Selling, general and administrative expenses represented 37.7% of net sales in the second quarter of 1998, compared to 39.9% of
net  sales  in  the  second quarter of  1997.   The  decrease  in
selling, general and administrative expenses as a percentage of net

====================================================================
<PAGE 11>



sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales. This leverage was partially offset by an increase in the provision for management performance bonus expense and an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand.

   As a result of the foregoing, the Company had operating income of $17,885,000, or 8.0% of net sales, in the second quarter of 1998, compared to operating income of $8,861,000, or 4.8% of net sales, in the second quarter of 1997. Amortization of goodwill was $2,760,000 in both the second quarter of 1998 and 1997. Operating income, without giving effect to goodwill amortization in either year, was $20,645,000, or 9.2% of net sales, in the 1998 period and $11,621,000, or 6.3% of net sales, in the 1997 period.

   Interest expense was $4,247,000 in the second quarter of 1998 and $5,027,000 in the second quarter of 1997. The decrease in interest expense is attributable to reduced outstanding indebtedness in the second quarter of 1998 compared to the second quarter of 1997.

   The income tax provision was $6,537,000, or 48.1% of income before income taxes, in the 1998 period, compared to $2,824,000, or 74.1% of income before income taxes and extraordinary loss, in the 1997 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization. Without giving effect to such non-deductible goodwill amortization, the Company's effective income tax rate was 40% of income before income taxes in the 1998 period, compared to 43% in the 1997 period. This decrease in the effective income tax rate resulted primarily from an increase in the amount of income earned outside the United States by the Company's non-U.S. sourcing subsidiaries.

   On July 2, 1997 the Company used available cash to prepay the outstanding balance of a $24,500,000 term loan due September 1998. This loan repayment resulted in an extraordinary charge to earnings in Fiscal 1997 of $173,000, net of income tax benefit.

   As a result of the foregoing factors, the Company had net income of $7,044,000, or 3.2% of net sales, for the second quarter of 1998, compared to net income of $812,000, or 0.4% of net sales, for the second quarter of 1997.

   Ann Taylor Stores Corporation conducts no business other than the management of Ann Taylor.


==================================================================
<PAGE 12>



Six  Months  ended  August 1, 1998 Compared to Six  Months  ended
-----------------------------------------------------------------
August 2, 1997
--------------

   The Company's net sales in the first six months of 1998 increased to $421,563,000 from $382,063,000 in the first six months of 1997, an increase of $39,500,000 or 10.3%. This increase is attributable to the opening of new stores and the expansion of existing stores, and an increase in comparable store sales of 2.2%. The increase in comparable store sales for the six-month period was a result of the increase in comparable store sales in the second quarter of 1998 described above, offset in part by a decrease in comparable store sales in the first quarter of 1998. As described in the Company's Quarterly Report on Form 10-Q for the first quarter, management believes that the decrease in first quarter comparable store sales was attributable to lower customer acceptance of certain of the Company's first quarter merchandise offerings, as well as to an acceleration of the Company's end-of-fall season clearance sale, held in February of the prior year, to January in 1998 (which is part of fourth quarter 1997).

   Gross  profit as a percentage of net sales increased to  48.9%
in the first six months of 1998 from 48.2% in the first six months of 1997.

   Selling, general and administrative expenses represented 39.2% of net sales, in the first six months of 1998, compared to 39.4% of net sales, in the first six months of 1997. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales, partially offset by an increase in the provision for management performance bonus expense and an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand.

   As a result of the foregoing, the Company had operating income of $35,330,000, or 8.4% of net sales, in the first six months of 1998, compared to operating income of $28,100,000, or 7.4% of net sales, in the first six months of 1997. Amortization of goodwill was $5,520,000 in each of the first six months of 1998 and 1997. Operating income, without giving effect to goodwill amortization in either year, was $40,850,000, or 9.7% of net sales, in the 1998 period and $33,620,000, or 8.8% of net sales, in the 1997 period.

   Interest expense was $8,974,000 in the first six months of 1998 and $10,573,000 in the first six months of 1997. The decrease in interest expense was attributable to reduced outstanding indebtedness in the first six months of 1998 compared to the first six months of 1997.

================================================================
<PAGE 13>


   The income tax provision was $12,656,000, or 48.5% of income before income taxes, in the 1998 period, compared to $9,792,000, or 56.8% of income before income taxes and extraordinary loss, in the 1997 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization. Without giving effect to such non-deductible goodwill amortization, the Company's effective income tax rate was 40% of income before income taxes in the 1998 period, compared to 43% in the 1997 period. This decrease in the effective income tax rate resulted primarily from an increase in the amount of income earned outside the United States by the Company's non-U.S. sourcing subsidiaries.

   On July 2, 1997 the Company used available cash to prepay the outstanding balance of a $24,500,000 term loan due September 1998. This loan repayment resulted in an extraordinary charge to earnings in Fiscal 1997 of $173,000, net of income tax benefit.

   As a result of the foregoing factors, the Company had net income of $13,463,000, or 3.2% of net sales, for the first six months of 1998, compared to net income of $7,287,000 or 1.9% of net sales, for the first six months of 1997.


Financial Condition
-------------------

   For the first six months of 1998, net cash provided by operating activities totaled $33,193,000, primarily as a result of net income and non-cash operating expenses. Cash used for investing activities during the first six months of 1998 amounted to $17,259,000, for the purchase of property and equipment. Cash used for financing activities during the first six months of 1998 amounted to $3,097,000, primarily for the payment of deferred financing costs.

   Merchandise inventories were $113,454,000 at August 1, 1998, compared to inventories of $97,234,000 at January 31, 1998. Merchandise inventories at August 1, 1998 and January 31, 1998 included approximately $22,342,000 and $21,124,000, respectively, of inventory associated with the Company's sourcing division.

   On June 30, 1998, the Company's wholly owned subsidiary AnnTaylor, Inc. ("Ann Taylor") entered into a new $150,000,000 senior secured revolving credit facility (the "Credit Facility") with Bank of America National Trust and Savings Association and a syndicate of lenders. This facility replaced Ann Taylor's then-existing $122,000,000 bank credit agreement that was scheduled to expire in July 1998 and also resulted in the non-renewal by Ann Taylor's sourcing division of its $50,000,000 credit facility and in the non-renewal by Ann Taylor Funding, Inc. of a $40,000,000

=================================================================
<PAGE 14>

accounts receivable facility. The Credit Facility will be used by Ann Taylor for the issuance of commercial and standby letters of credit and to provide revolving loans for other general corporate purposes. The terms of the Credit Facility are described  in  Note  3  to  the Condensed Consolidated  Financial
Statements.

   The Company also has outstanding an aggregate of $100,625,000 of convertible preferred securities issued by its financing vehicle, AnnTaylor Finance Trust.

   For Fiscal 1998, the Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, as well as the investment the Company is making in certain information systems, are expected to total approximately $51,000,000, of which $17,259,000 were incurred for the six months ended August 1, 1998. During the first six months of fiscal 1998, the Company opened 12 new Ann Taylor stores and 8 Ann Taylor Loft stores, and expanded or relocated 3 Ann Taylor stores. The Company expects to open a total of 26 new Ann Taylor stores and 19 Ann Taylor Loft stores, and to expand or relocate a total of 8 Ann Taylor stores, in Fiscal 1998. Under the Credit Facility, capital expenditures for Fiscal 1998 may not exceed $52,000,000. For Fiscal 1999, capital expenditures are limited to a maximum of $55,000,000, subject to reduction based on 1998 available cash, as defined, and comparable store sales results.

   Dividends and distributions from Ann Taylor to the Company are restricted by the terms of the Credit Facility and the Indenture
for  Ann  Taylor's  8-3/4%  Subordinated Notes due 2000.   The
payment  of  cash dividends by the Company on its capital stock is also subject to certain restrictions contained in the Company's
guarantee of  Ann Taylor's   obligations  under  the  Credit
Facility.     Any determination to pay cash dividends in the
future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.

   In order to finance its operations and capital requirements, the Company expects to use internally generated funds, trade credit and funds available to it under the Credit Facility. The Company believes that cash flow from operations and funds available under the Credit Facility are sufficient to enable it to meet its on-going cash needs for its business, as presently conducted, for the foreseeable future.


Year 2000 Status
----------------

   As described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, the Company has been conducting a comprehensive review of its computer systems to identify those that could be adversely affected by the "Year 2000 issue" (which refers to the inability of many computer systems to

==================================================================
<PAGE 15>

process accurately dates later than December 31, 1999), and is developing an implementation plan to remediate or replace affected systems on a timely basis. Equipment and other non-information technology systems that use microchips or other embedded technology, such as certain conveyor systems at the Company's distribution center, will also be tested for Year 2000 compliance. The Company expects to complete remediation of its material systems by the end of the second quarter of 1999. The Company believes that, with the modifications of existing software and conversions to new software that the Company plans to implement in 1998 and 1999, the Year 2000 issue will not pose significant operating problems for the Company's computer systems. The Company also intends to develop a contingency plan to permit its primary operations to continue if such modifications and conversions of its systems are not completed on a timely basis.

   The Company is communicating with key manufacturers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material
adverse   effect  on  the  Company's  business  and  results   of
operations. Assessment of third party Year 2000 readiness is expected to be substantially completed in early 1999. The Company will develop contingency plans based on the results of this assessment. The Company may not be able to compensate adequately for business interruption caused by certain third parties. Potential risks include suspension or significant curtailment of services by banks, utilities or common carriers, or at ports.

   The total cost to the Company of addressing the Year 2000 issue with respect to its own computer systems has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. These costs and the timing for management's completion of Year 2000 issue modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual costs and ultimate timing could differ materially from those presently contemplated.

   The Securities and Exchange Commission recently issued a statement regarding disclosure of Year 2000 issues and consequences by public companies (Release No. 33-7558). The Company is reviewing its Year 2000 disclosures in the context of this guidance and will update its disclosures, if necessary, to conform to such guidance, commencing with the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended October 31, 1998.


=================================================================
<PAGE 16>

Statement Regarding Forward Looking Disclosures

   Sections of this Quarterly Report on Form 10-Q, including the preceding Management's Discussion and Analysis of Financial
Condition and Results of Operations, contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to accurately predict customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; any material adverse effects of the Year 2000 issue on the business of the Company or third parties with which the Company does business; or an adverse outcome of certain litigation described under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 that materially and adversely affects the company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.


================================================================
<PAGE 17>

                   PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------


   AnnTaylor   Stores  Corporation's  1998  Annual   Meeting   of
Stockholders was held on June 17, 1998. The following matters were voted upon and approved by the Company's stockholders at the meeting:

1. Mr. Robert C. Grayson, Ms. Rochelle B. Lazarus and Mr. J. Patrick Spainhour were re-elected as Class I Directors of the Company for terms expiring in 2001. 23,815,199, 23,809,097 and 23,814,202 shares were voted in favor of, and 310,893, 316,995 and 311,890 were voted against, the reelection of Mr. Grayson, Ms. Lazarus and Mr. Spainhour, respectively. Mr. James J.
   Burke, Jr., Ms. Patricia DeRosa and Ronald W. Hovsepian continued as Class II Directors with terms expiring in 1999, and Mr. Gerald S. Armstrong and Ms. Hanne M. Merriman continued as Class III Directors with terms expiring in 2000.

2. The  adoption  of  the  Company's  Long  Term  Cash  Incentive
   Compensation Plan was approved.  23,724,928 shares were  voted in  favor  of, 360,825 shares were voted against,  and  40,339 shares abstained from voting on, this proposal.

3. The appointment of Deloitte & Touche llp as the Company's independent auditors for the 1998 fiscal year was ratified. 24,071,792 shares were voted in favor of, 33,227 shares were voted against, and 21,073 shares abstained from voting on, this proposal.

===================================================================
<PAGE 18>



Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        10.2.3 Third Amendment to the Amended and Restated Credit Agreement dated as of June 19, 1998, between
                 AnnTaylor, Inc. ("Ann Taylor"), Bank of America National Trust and Savings Association ("Bank of America") and Fleet Bank, National Association.

        10.28 Credit Agreement, dated as of June 30, 1998 among Ann Taylor, Bank of America, Citicorp USA ("Citicorp") and First Union National Bank, as Co-Agents, the financial institutions from time to time party thereto, BancAmerica Robertson Stephens, as Arranger, and Bank of America, as Administrative Agent.

        10.28.1  Trademark Security Agreement, dated as of June
                 30, 1998, made by Ann Taylor in favor of Bank of America, as Administrative Agent.

        10.28.2  Guaranty, dated as of June 30, 1998, made  by
                 the  Company  in  favor  of  Bank  of  America,   as
                 Administrative Agent.

        10.28.3 Security and Pledge Agreement, dated as of June 30, 1998, made by the Company in favor of Bank of America, as Administrative Agent.

        10.28.4 Security and Pledge Agreement, dated as of June 30, 1998, made by Ann Taylor in favor of Bank of America, as Administrative Agent.

        10.28.5  Subsidiary  Guaranty, dated as  of  June  30,
                 1998, made by AnnTaylor Distribution Services, Inc. in favor of Bank of America, as Administrative Agent.

        27       Financial Data Schedule


   (b)  Reports on Form 8-K:

        None.


=======================================================================
<PAGE 19>


                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor Stores Corporation



Date:    September 14, 1998        By: /s/  J. Patrick Spainhour
      ----------------------           -------------------------
                                            J. Patrick Spainhour
                                            Chairman and Chief Executive
                                            Officer





Date:    September 14, 1998        By: /s/  Walter J. Parks
      ------------------------         --------------------------
                                            Walter J. Parks
                                         Senior Vice President -
                                         Chief Financial Officer
                                         and Treasurer