Form 10-Q
period 1998-10-31
TAYLOR ANN STORES CORP
filed 1998-12-14
CIK 874214

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended October 31, 1998

                                      OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 1-10738

                         ANNTAYLOR STORES CORPORATION
            (Exact name of registrant as specified in its charter)

        Delaware                                       13-3499319
        --------                                       ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

  142 West 57th Street, New York, NY                        10019
  ----------------------------------                        -----
(Address of principal executive offices)                 (Zip Code)

                                (212) 541-3300
                                --------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                                                   Outstanding as of
             Class                                  November 27,1998
             -----                                  ----------------
  Common Stock, $.0068 par value                       25,747,307


===============================================================================

                              INDEX TO FORM 10-Q



                                                                    Page No.
                                                                    --------

   PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
               Condensed Consolidated Statements of Operations
                  for the Quarters and Nine Months Ended
                  October 31, 1998 and November 1, 1997..............  3
               Condensed Consolidated Balance Sheets at
                  October 31, 1998 and January 31, 1998..............  4
               Condensed Consolidated Statements of Cash Flows
                  For the Nine Months Ended October 31, 1998 and
                  November 1, 1997...................................  5
               Notes to Condensed Consolidated Financial Statements..  6

      Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................... 10


   PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings..................................... 19

      Item 6.  Exhibits and Reports on Form 8-K...................... 19


================================================================================

                        PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements

                         ANNTAYLOR STORES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Quarters and Nine Months Ended October 31, 1998 and November 1, 1997
                                 (unaudited)

                                           Quarters Ended     Nine Months Ended
                                            -------------     -----------------
                                          Oct. 31,   Nov. 1,   Oct. 31,  Nov. 1,
                                            1998       1997     1998      1997
                                            ----       ----     ----      ----

                                         (in thousands except per share amounts)

Net sales.............................   $227,535   $187,200  $649,098 $569,263
Cost of sales.........................    103,117     94,468   318,412  292,541
                                          -------     ------   -------  -------

Gross profit..........................    124,418     92,732   330,686  276,722
Selling, general and administrative
  expenses                                 91,571     78,669   256,989  229,039
Amortization of goodwill.... .........      2,760      2,760     8,280    8,280
                                          -------     ------   -------  -------

Operating income......................     30,087     11,303    65,417   39,403
Interest expense......................      4,718      4,958    13,692   15,531
Other expense, net....................         73        342       310      617
                                          -------     ------   -------  -------
Income before income taxes and
  extraordinary loss..................     25,296      6,003    51,415   23,255
Income tax provision..................     11,222      3,818    23,878   13,610
                                          -------     ------   -------  -------
Income before extraordinary loss......     14,074      2,185    27,537    9,645
Extraordinary loss (net of income
  tax benefit of $130,000)............        ---        ---       ---     (173)
                                          -------     ------   -------  -------

Net income............................   $ 14,074   $  2,185  $ 27,537 $  9,472
                                         ========   ========  ======== ========

Basic earnings per share:
    Basic earnings per share before
      extraordinary loss..............   $   0.55   $   0.09  $   1.07 $  0.38
    Extraordinary loss per share......        ---        ---       ---   (0.01)
                                          -------     ------   -------  -------
    Basic earnings per share..........   $   0.55   $   0.09  $   1.07 $  0.37
                                         ========   ========  ======== ========
Diluted earnings per share:
    Diluted earnings per share before
      extraordinary loss..............   $   0.50   $   0.09  $   1.02 $  0.38
    Extraordinary loss per share......        ---        ---       ---   (0.01)
                                          -------     ------   -------  -------
    Diluted earnings per share........   $   0.50   $   0.09  $   1.02 $  0.37
                                         ========   ========  ======== ========

    See accompanying notes to condensed consolidated financial statements.

===============================================================================

                         ANNTAYLOR STORES CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    October 31, 1998 and January 31, 1998


                                                      October 31,  January 31,
                                                          1998        1998
                                                          ----        ----
                                                       (unaudited)

                                                           (in thousands)
                                    ASSETS
Current assets
    Cash and cash equivalents........................  $ 26,224    $ 31,369
    Accounts receivable, net.........................    69,767      60,211
    Merchandise inventories..........................   148,526      97,234
    Prepaid expenses and other current assets........    25,239      21,291
                                                        -------     -------
      Total current assets...........................   269,756     210,105
Property and equipment, net..........................   147,979     139,610
Goodwill, net .......................................   322,458     330,739
Deferred financing costs, net .......................     2,957       1,258
Other assets.........................................     2,742       1,949
                                                        -------     -------
      Total assets...................................  $745,892    $683,661
                                                       ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable.................................  $ 57,892    $ 38,185
    Accrued expenses.................................    61,753      48,620
    Current portion of long-term debt................     1,191       1,119
                                                        -------     -------
      Total current liabilities......................   120,836      87,924
Long-term debt.......................................   104,253     105,157
Other liabilities....................................    11,808      10,082
Commitments and contingencies
Company-Obligated Mandatorily Redeemable Convertible
    Preferred Securities of Subsidiary, AnnTaylor
    Finance Trust, Holding Solely Convertible
    Debentures.......................................    96,565      96,391
Stockholders' equity
    Common stock, $.0068 par value; 40,000,000
     shares authorized; 25,695,557 and
     25,657,590 shares issued, respectively..........       175         174
    Additional paid-in capital.......................   351,329     350,647
    Warrants to acquire 2,814 shares of common stock.        46          46
    Retained earnings................................    61,567      34,204
    Deferred compensation on restricted stock........      (436)       (737)
                                                        -------     -------
                                                        412,681     384,334
          Treasury stock, 14,204 and 12,659 shares,
            respectively, at cost....................      (251)       (227)
                                                        -------     -------
          Total stockholders' equity.................   412,430     384,107
                                                        -------     -------
          Total liabilities and stockholders' equity.  $745,892    $683,661
                                                       ========    ========



       See accompanying notes to condensed consolidated financial statements.

==============================================================================

                      ANNTAYLOR STORES CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Nine Months Ended October 31, 1998 and November 1, 1997
                              (unaudited)

                                                          Nine Months Ended
                                                          -----------------
                                                       October 31,   November 1,
                                                           1998          1997
                                                           ----          ----
                                                            (in thousands)
Operating activities:
  Net income............................................ $ 27,537    $  9,472
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary loss.................................      ---         303
     Provision for loss on accounts receivable..........    1,086       1,366
     Depreciation and amortization......................   21,798      21,022
     Amortization of goodwill...........................    8,280       8,280
     Non-cash interest..................................      955       1,097
     Amortization of deferred compensation..............      301         797
     Deferred income taxes..............................     (218)        ---
     Loss on disposal of property and equipment.........      336         246
       (Increase) decrease in:
         Receivables....................................  (10,642)     (4,423)
         Merchandise inventories........................  (51,292)    (14,140)
         Prepaid expenses and other current assets......   (2,947)      1,320
       Increase in:
         Accounts payable...............................   19,707       9,580
         Accrued expenses...............................   13,133       7,315
         Other non-current assets and liabilities, net..      149       2,171
                                                          -------     -------
  Net cash provided by operating activities.............   28,183      44,406
                                                          -------     -------
Investing activities:
  Purchases of property and equipment...................  (30,502)    (20,220)
                                                          -------     -------
  Net cash used by investing activities.................  (30,502)    (20,220)
                                                          -------     -------
Financing activities:
  Net repayments under term loan........................      ---     (24,500)
  Term loan prepayment penalty..........................      ---        (184)
  Payments on mortgage..................................     (832)       (213)
  Proceeds from exercise of stock options...............      581         871
  Issuance of restricted stock..........................       97         ---
  Receipt of restricted stock...........................      (19)        ---
  Payment of deferred financing costs...................   (2,653)        (69)
                                                          -------     -------
  Net cash used by financing activities.................   (2,826)    (24,095)
                                                          -------     -------
Net increase (decrease) in cash.........................   (5,145)         91
Cash, beginning of period...............................   31,369       7,025
                                                          -------     -------
Cash, end of period..................................... $ 26,224    $  7,116
                                                          =======     =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest.............. $ 11,675    $ 12,491
                                                           =======    =======
  Cash paid during the period for income taxes.......... $ 23,080    $ 12,973
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

    Detailed footnote information is not included for the periods ended October 31, 1998 and November 1, 1997. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the Company's 1997 Annual Report to Stockholders.


2.  Income Per Share
    ----------------

    In Fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock, that are issuable by the Company upon the conversion of all outstanding warrants, stock options, and convertible preferred securities. Basic and diluted earnings per share calculations follow.

                              [Tables on next page]

===============================================================================

                                               Three Months Ended
                               ------------------------------------------------
                                  October 31, 1998          November 1, 1997
                               ------------------------  ----------------------
                                    (in thousands, except per share amounts)
                                              Per Share                Per Share
                                Income  Shares  Amount    Income  Shares  Amount
                                ------  ------ --------   ------  ------ ------
Basic Earnings per Share
------------------------
Income available to common
   stockholders
   before extraordinary loss    $14,074 25,671 $0.55     $2,185   25,640 $ 0.09
                                               =====                     ======
Effect of Dilutive Securities
-----------------------------
Warrants                            ---      3              ---        3
Stock options                       ---    240              ---       41
Trust Originated Preferred
   Securities                     1,297  5,120              ---      ---
                                  -----  -----            -----    -----

Diluted Earnings per Share
--------------------------
Income available to common
   stockholders before
   extraordinary loss           $15,371 31,034 $0.50     $2,185   25,684 $ 0.09
                                ======= ====== =====     ======   ====== ======



                                               Nine Months Ended
                               ------------------------------------------------
                                  October 31, 1998          November 1, 1997
                               ------------------------  ----------------------
                                    (in thousands, except per share amounts)
                                              Per Share                Per Share
                                Income  Shares  Amount    Income  Shares  Amount
                                ------  ------ --------   ------  ------ ------
Basic Earnings per Share
------------------------
Income available to common
   stockholders before
   extraordinary loss           $27,537 25,653 $1.07     $9,645   25,624 $0.38
                                               =====                     =====

Effect of Dilutive Securities
-----------------------------
Warrants                            ---      3              ---        3
Stock options                       ---    110              ---       56
Trust Originated Preferred
   Securities                     3,892  5,120              ---      ---
                                 ------ ------           ------   ------

Diluted Earnings per Share
--------------------------
Income available to common
   stockholders before
   extraordinary loss           $31,429 30,886 $1.02     $9,645   25,683 $0.38
                                ======= ====== =====     ======   ====== =====

    Shares of common stock issuable upon the conversion of the preferred securities have not been included in the computation of diluted earnings per share for the quarter ended and nine months ended November 1, 1997 due to the antidilutive effect of the conversion.


3.  Long-Term Debt
    --------------

    The following summarizes long-term debt outstanding at October 31, 1998:

                                                     (in thousands)

        8-3/4% Notes..................................$ 100,000
        Mortgage......................................    5,444
                                                        -------
           Total debt ................................  105,444
        Less current portion..........................    1,191
                                                        -------
           Total long-term debt.......................$ 104,253
                                                        =======

===============================================================================

    On June 30, 1998, the Company's wholly owned subsidiary AnnTaylor, Inc. ("Ann Taylor") entered into a new $150,000,000 senior secured revolving credit facility (the "Credit Facility") with Bank of America National Trust and Savings Association and a syndicate of lenders. The Credit Facility is used by Ann Taylor for the issuance of commercial and standby letters of credit and to provide revolving loans for other general corporate purposes.
The Credit Facility matures on June 30, 2000 and includes an automatic one-year extension, contingent upon the satisfaction of certain conditions.


4.  Change in Accounting Principle
    ------------------------------

    Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to the average cost method. The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change as of February 1, 1998 was immaterial, and therefore no disclosure is noted on the condensed consolidated statement of operations for the nine months ended October 31, 1998. It is not possible to determine the effect of the change on income in fiscal periods ending prior to February 1, 1998.


5.  Recently Issued Statements of Financial Accounting Standards
    ------------------------------------------------------------

    In February 1998, the FASB issued SFAS No. 132, "Employees Disclosure About Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pension and other postretirement benefits, eliminates certain disclosures, and requires additional information on the changes in the benefit obligations and fair value of plan assets. This statement is effective for periods beginning after December 15, 1997. The Company will adopt this statement for its Consolidated Financial Statements for fiscal year 1998 contained in the Company's 1998 Annual Report to Stockholders.

6.  Legal Proceedings
    -----------------

    On November 9, 1998, the U.S. District Court for the Southern District of New York issued an Opinion dismissing, with prejudice, the amended complaint, filed in April 1998, in the purported class action lawsuit against the Company, Ann Taylor, certain present and former directors and officers of the Company and Ann Taylor, Merrill Lynch & Co. ("Merrill") and certain affiliates

===============================================================================
 of Merrill (Novak v. Kasaks, et al.No. 96 CIV 3073 (S.D.N.Y. 1996)), relating to the period commencing February 3, 1994 through May 4, 1995. The amended complaint alleged causes of action under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Court found that the amended complaint failed to state a claim upon which relief may be granted, and failed to plead fraud with particularity and an inability to do so. The plaintiffs may appeal the Court's ruling within thirty days of the date of entry of the Court's order.


==============================================================================

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------


Results of Operations
---------------------


                                     Quarters Ended        Nine Months Ended
                                     --------------        -----------------
                                 October 31, November 1, October 31, November 1,
                                     1998        1997       1998        1997
                                     ----        ----       ----        ----
Number of Stores:
   Open at beginning of period..       342       310        324        309
   Opened during period.........        17        15         37         24
   Expanded during period*......         3         7          6          8
   Closed during period.........       ---         1          2          9
   Open at end of period........       359       324        359        324
Type of Stores Open at End of Period:
   Ann Taylor stores............                            303        283
   Ann Taylor Factory Stores....                             14         14
   Ann Taylor Loft stores.......                             42         27


* Expanded stores are excluded from comparable store sales for the first year following expansion.



Quarter ended October 31, 1998 Compared to Quarter ended November 1, 1997
-------------------------------------------------------------------------

    The Company's net sales in the third quarter of 1998 increased to $227,535,000 from $187,200,000 in the third quarter of 1997, an increase of $40,335,000 or 21.5%. This increase is attributable to the opening of new stores and the expansion of existing stores, and an increase in comparable store sales of 12.5%. Management believes that the increase in comparable store sales was principally attributable to improved customer acceptance of the Company's product offerings and the Company's merchandise assortment.

    Gross profit as a percentage of net sales increased to 54.7% in the third quarter of 1998 from 49.5% in the second quarter of 1997. As discussed in
Note 4 of the Condensed Consolidated Financial Statements, the Company elected to change the accounting method by which the Company accounts for inventory, from the retail method to the average cost method. Under the retail method, gross margin as a percentage of net sales would have been approximately 51.6%. The increase also reflects continued merchandise margin improvements resulting from the maturation of the Company's sourcing organization, since the acquisition of the Company's sourcing joint venture two years ago.


==============================================================================

    Selling, general and administrative expenses represented 40.2% of net sales in the third quarter of 1998, compared to 42.0% of net sales in the third quarter of 1997. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales. This leverage was partially offset by an increase in the provision for management performance bonus expense and an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand.

    As a result of the foregoing, the Company had operating income of $30,087,000, or 13.2% of net sales, in the third quarter of 1998, compared to operating income of $11,303,000, or 6.0% of net sales, in the third quarter of 1997. Amortization of goodwill was $2,760,000 in the third quarters of both 1998 and 1997. Operating income, without giving effect to goodwill amortization in either year, was $32,847,000, or 14.4% of net sales, in the 1998 period and $14,063,000, or 7.5% of net sales, in the 1997 period.

    Interest expense was $4,718,000 in the third quarter of 1998 and $4,958,000 in the third quarter of 1997. The decrease in interest expense is attributable to reduced outstanding indebtedness in the third quarter of 1998 compared to the third quarter of 1997.

    The income tax provision was $11,222,000, or 44.4% of income before income taxes, in the 1998 period, compared to $3,818,000, or 63.6% of income before income taxes and extraordinary loss, in the 1997 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization. Without giving effect to such non-deductible goodwill amortization, the Company's effective income tax rate was 40% of income before income taxes in the 1998 period, compared to 43% before income taxes and extraordinary loss in the 1997 period. This decrease in the effective income tax rate resulted primarily from an increase in the amount of income earned outside the United States by the Company's non-U.S. sourcing subsidiaries.

    As a result of the foregoing factors, the Company had net income of $14,074,000, or 6.2% of net sales, for the third quarter of 1998, compared to net income of $2,185,000, or 1.2% of net sales, for the third quarter of 1997.

    AnnTaylor  Stores   Corporation   conducts  no  business  other  than  the
management of Ann Taylor.

==============================================================================

Nine Months ended October 31, 1998  Compared to Nine Months ended  November 1,
----------------------------------  -----------------------------  -----------
1997
----

    The Company's net sales in the first nine months of 1998 increased to $649,098,000 from $569,263,000 in the first nine months of 1997, an increase of $79,835,000 or 14.0%. This increase is attributable to the opening of new stores and the expansion of existing stores, and an increase in comparable store sales of 5.7%. The increase in comparable store sales for the nine-month period was a result of increases in comparable store sales in the second and third quarters of 1998, as a result of improved customer acceptance of the Company's product offerings and merchandise assortment, offset in part by a decrease in comparable store sales in the first quarter of 1998. As described in the Company's Quarterly Report on Form 10-Q for the first quarter of 1998, management believes that the decrease in first quarter comparable store sales was attributable to lower customer acceptance of certain of the Company's first quarter merchandise offerings, as well as to an acceleration of the Company's end-of-fall season clearance sale, held in February of the prior year, to January in 1998 (which was part of fourth quarter 1997).

    Gross profit as a percentage of net sales increased to 50.9% in the first nine months of 1998 from 48.6% in the first nine months of 1997.

    Selling, general and administrative expenses represented 39.6% of net sales, in the first nine months of 1998, compared to 40.2% of net sales in the first nine months of 1997. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales. This leverage was partially offset by an increase in the provision for management performance bonus expense, and an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand.

    As a result of the foregoing, the Company had operating income of $65,417,000, or 10.1% of net sales, in the first nine months of 1998, compared to operating income of $39,403,000, or 6.9% of net sales, in the first nine months of 1997. Amortization of goodwill was $8,280,000 in each of the first nine months of 1998 and 1997. Operating income, without giving effect to goodwill amortization in either year, was $73,697,000, or 11.4% of net sales, in the 1998 period and $47,683,000, or 8.4% of net sales, in the 1997 period.

===============================================================================

    Interest expense was $13,692,000 in the first nine months of 1998 and $15,531,000 in the first nine months of 1997. The decrease in interest expense was attributable to reduced outstanding indebtedness in the first nine months of 1998 compared to the first nine months of 1997.

    The income tax provision was $23,878,000, or 46.4% of income before income taxes, in the 1998 period, compared to $13,610,000, or 58.5% of income before income taxes and extraordinary loss, in the 1997 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization. Without giving effect to such non-deductible goodwill amortization, the Company's effective income tax rate was 40% of income before income taxes in the 1998 period, compared to 43% before income taxes and extraordinary loss in the 1997 period. This decrease in the effective income tax rate resulted primarily from an increase in the amount of income earned outside the United States by the Company's non-U.S. sourcing subsidiaries.

    On July 2, 1997 the Company used available cash to prepay the outstanding balance of a $24,500,000 term loan due September 1998. This loan repayment resulted in an extraordinary charge to earnings in Fiscal 1997 of $173,000, net of income tax benefit.

    As a result of the foregoing factors, the Company had net income of $27,537,000, or 4.2% of net sales, for the first nine months of 1998, compared to net income of $9,472,000 or 1.7% of net sales, for the first nine months of 1997.


Financial Condition
-------------------

    For the first nine months of 1998, net cash provided by operating activities totaled $28,183,000, primarily as a result of net income, non-cash operating expenses, and an increase in current liabilities partially offset by an increase in current assets. Cash used for investing activities during the first nine months of 1998 amounted to $30,502,000, for the purchase of property and equipment. Cash used for financing activities during the first nine months of 1998 amounted to $2,826,000, primarily for the payment of deferred financing costs.

    Merchandise inventories were $148,526,000 at October 31, 1998, compared to inventories of $97,234,000 at January 31, 1998. Merchandise inventories at October 31, 1998 and January 31, 1998 included approximately $15,319,000 and $21,124,000, respectively, of inventory associated with the Company's sourcing division. Inventory levels at the end of October, excluding inventories attributable to the Company's sourcing division, were up 14.9% on a per square foot basis compared to 1997 levels but were 7.2% below 1996 levels on a per square foot basis.

=============================================================================

    On June 30, 1998, the Company's wholly owned subsidiary, Ann Taylor, entered into a new $150,000,000 senior secured revolving credit facility (the "Credit Facility") with Bank of America National Trust and Savings Association and a syndicate of lenders. The Credit Facility is used by Ann Taylor for the issuance of commercial and standby letters of credit and to provide revolving loans for other general corporate purposes. The Credit Facility matures on June 30, 2000 and includes an automatic one-year extension, contingent upon the satisfaction of certain conditions.

    The  Company  also  has   outstanding  an  aggregate  of  $100,625,000  of
convertible preferred securities issued by its financing vehicle, AnnTaylor Finance Trust.

    For Fiscal 1998, the Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, as well as the investment the Company is making in certain information systems, are expected to total approximately $49,000,000, of which $30,500,000 were incurred for the nine months ended October 31, 1998. Capital expenditures are expected to be less than originally planned as a result of net construction costs for planned square footage being less than anticipated during Fiscal 1998. During the first nine months of fiscal 1998, the Company opened 22 new Ann Taylor stores and 15 Ann Taylor Loft stores, and expanded or relocated 6 Ann Taylor stores. The Company expects to open a total of 26 new Ann Taylor stores and 19 Ann Taylor Loft stores, and to expand or relocate a total of 8 Ann Taylor stores, in Fiscal 1998.

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


=============================================================================

Year 2000 Status
----------------

    As described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, the Company has been conducting a comprehensive review of its computer systems to identify those that could be adversely affected by the "Year 2000 issue" (which refers to the inability of many computer systems to process accurately dates later than December 31, 1999), and has been executing a plan to remediate or replace affected systems on a timely basis. Equipment and other non-information technology systems that use microchips or other embedded technology, such as certain conveyor systems at the Company's distribution center, are also covered by the Company's Year 2000 compliance project.

    The Company's Year 2000 compliance project includes four phases: (1) evaluation of the Company's owned or leased systems and equipment to identify potential Year 2000 compliance issues; (2) remediation or replacement of Company systems and equipment determined to be non-compliant (and testing of remediated systems before returning them to production); (3) inquiry regarding Year 2000 readiness of material business partners and other third parties on whom the Company's business is dependent; and (4) development of contingency plans, where feasible, to address potential third party non-compliance or failure of material Company systems.

    The initial phase of the Company's Year 2000 compliance project was the evaluation of all software, hardware and equipment owned or licensed by the Company, and identification of those systems and equipment requiring Year 2000 remediation. Analysis of all material software and hardware has been completed, except with respect to systems unique to the Company's sourcing offices located outside of the United States, discussed below. Of those software systems requiring remediation or replacement, approximately 75% of all material systems have already been remediated or replaced by Year 2000 compliant software. The Company anticipates that 90% of all material systems will have been remediated or replaced by the end of fiscal 1998, and that all remaining material systems will be remediated or replaced by the end of the second quarter of fiscal 1999. In addition, all computer hardware in the Company's home offices and distribution center that was not Year 2000 compliant has been remediated or replaced; non-compliant hardware in the Company's retail stores is scheduled to be remediated or replaced by the end of fiscal 1998; and hardware and software unique to the Company's sourcing offices located outside the United States are scheduled to be evaluated and remediated or replaced by the end of the second quarter of fiscal 1999.


===============================================================================

    The Company has engaged a consultant to assist in the evaluation of the equipment used in the Company's distribution center (other than computer software and hardware, which were included in the analysis and remediation efforts described in the preceding paragraph). The equipment evaluation is expected to be completed by the end of fiscal 1998, and remediation or replacement of distribution center equipment found not to be Year 2000 compliant is scheduled to be completed by the end of the second quarter of fiscal 1999.

     Over the past few years, the Company's strategic plan has included significant investment in and modernization of many of the Company's computer systems. As a result, much of the costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant were already anticipated as part of the Company's planned information systems spending and did not need to be accelerated as a result of the Company's Year 2000 project. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $2.1 million, of which approximately $1.1 million has been or will be expensed as incurred, and $1 million has been or will be capitalized. Of these amounts, approximately $800,000 was expensed through the third quarter of 1998 and it is expected that most of the capitalized costs will be incurred by the end of fiscal 1998. Although the Company believes its Year 2000 compliance efforts with respect to its systems will be successful, any failure or delay could result in actual costs and timing differing materially from that presently contemplated, and in a disruption of business. The Company intends to develop a contingency plan to permit its primary operations to continue if the Company's modifications and conversions of its systems are not successfully completed on a timely basis, but the foregoing cost estimates do not take into account any expenditures associated with such contingencies. The Company's cost estimates also do not include time or costs that may be incurred as a result of third parties' failure to become Year 2000 compliant on a timely basis.

    The Company is communicating with its business partners, including key manufacturers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit

==============================================================================
uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on the Company's business and results of operations. Assessment of third party Year 2000 readiness is expected to be substantially completed by the end of the first quarter of fiscal 1999. The Company will not be able to determine its most reasonably likely worst case scenarios until assessment of third parties' Year 2000 compliance is completed.

    The Company's Year 2000 compliance project includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company anticipates that contingency plans will be substantially developed by the end of the second quarter of 1999.

    The Company may not be able to compensate adequately for business interruption caused by certain third parties. Potential risks include suspension or significant curtailment of service or significant delays by banks, utilities or common carriers, or at U.S. ports of entry. The Company's business also could be materially adversely affected by the failure of governmental agencies to address Year 2000 issues affecting the Company's operations. For example, a significant amount of the Company's merchandise is manufactured outside the United States, and the Company is dependent upon the issuance by foreign governmental agencies of export visas for, and upon the U.S. Customs Service to process and permit entry into the United States of, such merchandise. If failures in government systems result in the suspension or delay of these agencies' services, the Company could experience significant interruption or delays in its inventory flow.

    The costs and timing for management's completion of Year 2000 compliance modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, the success of third parties' Year 2000 compliance efforts and other factors. There can be no assurance that these assumptions will be realized or that actual results will not vary materially.


Statement Regarding Forward Looking Disclosures
-----------------------------------------------

    Sections of this Quarterly Report on Form 10-Q, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition,

==============================================================================
results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to accurately predict customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; any material adverse effects of the Year 2000 issue on the business of the Company or third parties with which the Company does business; or an adverse outcome of the litigation referred to below in Part II, Item 1 of this Quarterly Report. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

=============================================================================

                          PART II. OTHER INFORMATION




Item 1.  Legal Proceedings
         -----------------

           On November 9, 1998, the U.S. District Court for the Southern District of New York issued an Opinion dismissing, with prejudice, the amended complaint, filed in April 1998, in the purported class action lawsuit against the Company, Ann Taylor, certain present and former directors and officers of the Company and Ann Taylor, Merrill Lynch & Co. ("Merrill") and certain affiliates of Merrill (Novak v Kasaks, et al. No. 96 CIV 3073 (S.D.N.Y. 1996)), relating to the period commencing February 3, 1994 through May 4, 1995. The amended complaint alleged causes of action under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Court found that the amended complaint failed to state a claim upon which relief may be granted, and failed to plead fraud with particularity and an inability to do so. The plaintiffs may appeal the Court's ruling within thirty days of the date of entry of the Court's order.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------


    (a) Exhibits:


        27      Financial Data Schedule


    (b)  Reports on Form 8-K:

        The Company filed a report dated November 9, 1998 with the Commission on Form 8-K on November 12, 1998 with respect to the dismissal of the amended complaint filed in Novaks v. Kasaks, et al. as discussed in Footnote 6 to the Consolidated Financial Statements and Part II, Item 1 above.


==============================================================================

                                  SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AnnTaylor Stores Corporation



Date:  December 14, 1998                  By: /s/  J. Patrick Spainhour
       -----------------                      -------------------------
                                                J. Patrick Spainhour
                                               Chairman and Chief Executive
                                                         Officer





Date:  December 14, 1998                  By: /s/  Walter J. Parks
       -----------------                      -------------------------
                                                  Walter J. Parks
                                               Senior Vice President -
                                               Chief Financial Officer
                                               and Treasurer