Form 10-K
period 1999-01-30
TAYLOR ANN STORES CORP
filed 1999-03-29
CIK 874214

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
                                  ---------
(Mark One)

[X} ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934.

                  For the fiscal year ended January 30, 1999
                                      OR
[_] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934.

                         Commission File No. 1-10738

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
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

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No _____.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X]. No_____ .

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of February 26, 1999 was $912,348,697.

      The number of shares of the registrant's Common Stock outstanding as of February 26, 1999 was 26,007,152.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                       None.





-------------------------------------------------------------------------------

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

      As of January 30, 1999, the Company operated 365 stores in 41 states and the District of Columbia, under the names Ann Taylor, Ann Taylor Factory Store and Ann Taylor Loft. Of the 306 stores operated under the Ann Taylor name, approximately three-quarters are located in regional malls and upscale specialty retail centers, with the balance located in downtown and village locations. These stores represent the Company's core merchandise line. The Company believes that the customer base for its Ann Taylor stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

      As of January 30, 1999, the Company operated 46 Ann Taylor Loft stores. Ann Taylor Loft is a separate moderate-price store for women who appreciate the Ann Taylor style but are more cost conscious. Merchandise is designed uniquely for these stores and is sold under the Ann Taylor Loft label. The first 30 of the Company's Ann Taylor Loft stores were located in factory outlet centers, including some Ann Taylor Factory Stores that, in 1996, were converted to Loft stores after the introduction of the Loft concept. In 1998, the Company opened its first 16 Ann Taylor Loft stores outside the factory outlet center environment, primarily in regional malls and strip shopping centers focused on the moderate-priced consumer. Management believes that Ann Taylor Loft represents a significant opportunity for the Company to compete in the moderately-priced women's apparel market. See "Stores and Expansion", "Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward Looking Disclosures" below.

      The Company also operates 13 Ann Taylor Factory stores in factory outlet centers that serve primarily as a clearance vehicle for merchandise from Ann Taylor stores. Many of these stores also offer a limited selection of original priced Ann Taylor Loft merchandise.

     The Company was incorporated under the laws of the state of Delaware in 1988 under the name AnnTaylor Holdings, Inc. The Company changed its name to AnnTaylor Stores Corporation in April 1991. The Company was formed at the direction of Merrill Lynch Capital Partners, Inc. ("ML Capital Partners"), a wholly owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co"), for the purpose of acquiring Ann Taylor in a leveraged buyout transaction (the "Acquisition") in 1989. The Company completed an initial public offering of its common stock in May 1991. Over the past several years, the aggregate amount of Company common stock beneficially owned by ML Capital Partners and certain other affiliates of ML&Co. (collectively, the "ML Entities"), has decreased, from 11,473,452 shares, or approximately 57% of the Company's outstanding common stock, as of April 1992, to 1,733,628 shares, or approximately 6.7%, of the Company's outstanding common stock, as of February 12, 1999. The ML Entities have two designees on the Company's Board of Directors and, therefore, are in a position to influence management of the Company. On March 25, 1999, ML Capital Partners orally advised the Company that the ML Entities had sold all of these shares in March 1999.

      Unless the context indicates otherwise, all references herein to the Company include the Company, its wholly owned subsidiary Ann Taylor and their respective subsidiaries.

===============================================================================

MERCHANDISE DESIGN AND PRODUCTION

      Substantially all merchandise offered by the Company's stores is developed by the Company's in-house product design and development teams, which design merchandise exclusively for the Company. The Company's merchandising groups determine inventory needs for the upcoming season, edit the assortments developed by the design teams, plan monthly merchandise flows, and arrange for the production of merchandise either through the Company's sourcing division, or with manufacturers or vendors who are private label specialists.

      The Company's production management and quality assurance department establishes the technical specifications for all Company merchandise, inspects factories in which the merchandise is produced, including periodic in-line inspections while goods are in production to identify potential problems prior to shipment and, upon receipt, inspects merchandise on a test basis for uniformity of size and color, as well as for conformity with specifications and overall quality of manufacturing.

      The Company sources merchandise from approximately 235 manufacturers and vendors, none of which accounted for more than 9% of the Company's merchandise purchases in Fiscal 1998. The Company's merchandise is manufactured in over 20 countries, with approximately 10% of the Company's merchandise manufactured in Hong Kong and 35% in China. Any event causing a sudden disruption of manufacturing or imports from Hong Kong or China, including the imposition of additional import restrictions, could have a material adverse effect on the Company's operations. Substantially all of the Company's foreign purchases are negotiated and paid for in U.S. dollars.

      The Company cannot predict whether any of the foreign countries in which its products are currently manufactured or any of the countries in which the Company may manufacture its products in the future will be subject to future or increased import restrictions by the U.S. government, including the likelihood, type or effect of any trade restriction. Trade restrictions, including increased tariffs or quotas, against apparel, footwear or other items sold by the Company could affect the importation of such merchandise generally and, in such event, could increase the cost or reduce the supply of merchandise available to the Company and adversely affect the Company's business, financial condition, results of operations and liquidity. The Company's merchandise flow may also be adversely affected by financial or political instability in any of the countries in which its goods are manufactured, if it affects the production or export of merchandise from such countries. Merchandise flow may also be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds.

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

===============================================================================

      Throughout Fiscal 1997 and Fiscal 1998, the Company focused on improving its inventory management strategies, including evaluating target average inventory investment per store, in order to achieve greater inventory turns and to enhance merchandise gross margins. In Fiscal 1998, inventory turned 5.0 times compared to 5.1 times in Fiscal 1997 and 4.7 times in Fiscal 1996. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and the end of the period, excluding inventory associated with the Company's sourcing division. Sourcing division inventory consists principally of finished goods in transit from factories.

      In Fiscal 1998, the Company selected a new comprehensive merchandising information system to provide improved systems support for the Company's merchandising functions. Since selection of the system, the Company has been conducting a methodical, detailed review of both the new system's functionality and the Company's internal merchandising processes, in order to design adaptations to the new system and, in some cases, changes to the Company's processes, so that the Company may make best use of the new system. The Company expects to be ready to pilot the new system at the end of Fiscal 1999 and to phase-in the system over the following year. When complete, this new system will serve as the Company's central source of information regarding merchandise items, inventory management, purchasing, allocation, replenishment, receiving and distribution.

      The Company uses a centralized distribution system, under which nearly all merchandise is distributed to the Company's stores through its distribution center, located in Louisville, Kentucky. See "Properties". Merchandise is shipped by the distribution center to the Company's stores several times each week.


STORES AND EXPANSION


      An important aspect of the Company's business strategy is a real estate expansion program designed to reach new customers through the opening of new stores. The Company opens new stores in markets that it believes have a sufficient concentration of its target customers. The Company also adds stores, or expands the size of existing stores, in markets where the Company already has a presence, as market conditions warrant and sites become available. Store locations are determined on the basis of various factors, including geographic location, demographic studies, anchor tenants in a mall location, other specialty stores in a mall or specialty center location or in the vicinity of a village location, and the proximity to professional offices in a downtown or village location. Stores opened in factory outlet centers are located in factory outlet malls in which co-tenants generally include a significant number of outlet or discount stores operated by nationally recognized upscale brand name retailers. Store size also is determined on the basis of various factors, including geographic location, demographic studies, and space availability.

      As of January 30, 1999, the Company operated 365 stores throughout the United States, of which 306 were Ann Taylor stores, 46 were Ann Taylor Loft stores, and 13 were Ann Taylor Factory Stores.

      Most new Ann Taylor stores opened since 1993 have been between 4,000 and 9,000 square feet in size. In addition, in Fall 1995, the Company opened a "flagship" Ann Taylor store in each of New York City and San Francisco. Each of these flagship stores is in excess of 20,000 square feet. These stores represent the fullest assortment of Ann Taylor merchandise, and include amenities unique to these stores. In Fiscal 1998, the Company opened 26 Ann Taylor stores that averaged approximately 4,400 square feet. In Fiscal 1999, the Company plans to open approximately 20 Ann Taylor stores, which are expected to average approximately 5,000 square feet.

      Ann Taylor Loft stores that are located in factory outlet centers (including three such stores opened in Fiscal 1998) average 9,000 square feet. The 16 Ann Taylor Loft stores that were opened in regional malls and strip shopping centers in 1998 averaged approximately 6,200 square feet. In Fiscal
1999, the Company expects to open approximately 30 Ann Taylor Loft stores in regional malls and strip shopping centers. These stores are expected to average approximately 6,000 square feet.

      The Company's 13 Ann Taylor Factory Stores, located in factory outlet centers, average 7,000 square feet.

===============================================================================

      The Company's stores typically have approximately 20% of their total square footage allocated to stockroom and other non-selling space.



      The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor stores ("ATS"), Ann Taylor Factory Stores ("ATFS"), Ann Taylor Loft stores ("ATL") and the Company's former Ann Taylor Studio stores ("ATA") over the past five years:


                                No.
                              Stores               No.        No.
           Total Stores     No. Stores          Stores      Stores               No. Stores Open
              Open at     Opened During        Expanded     Closed                 at End of
             Beginning     Fiscal Year          During      During                 Fiscal Year
             of Fiscal ---------------------    Fiscal      Fiscal    -------------------------------------
Fiscal Year     Year   ATS  ATFS  ATL  ATA(a)   Year(b)    Year(b)   ATS    ATFS    ATL    ATA(a)     Total
-----------     ----   ---  ----  ---  ------     -------    -------   ---    ----  ---    ------     -----
1994.......      231    18     7    5     5        25          4      236     21     ---       5        262
1995.......      262    26     4   14     4        30          4      258     22      17       9        306
1996.......      306     9     1    1   ---         7          8      259     14(c)   27(c)    9        309
1997.......      309    27   ---  ---   ---         9         12      283     14      27     ---        324
1998.......      324    26   ---   19   ---         8          4      306     13      46     ---        365
------------

  (a) Ann Taylor Studio was a free-standing shoe and accessory store concept tested by the Company in 1994 and 1995. All Ann Taylor Studio stores were closed during Fiscal 1997.

  (b) All stores expanded and all stores closed were Ann Taylor stores, except that one store expanded in 1994 and one store expanded in 1995 were ATL stores, one store closed in 1998 was an ATFS store and nine stores closed in 1997 were ATA stores.

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

      The Company believes that its existing store base is a significant strategic asset of its business. Ann Taylor stores are located in some of the most productive retail centers in the United States. The Company believes that it is among the tenants most highly desired by real estate developers because of its strong Ann Taylor brand franchise and its high average sales per square foot productivity ($474 per square foot in Fiscal 1998) relative to other specialty apparel retailers.

      The Company has invested approximately $172 million in its store base since the beginning of Fiscal 1993; approximately 64% of its stores are either new or have been completely remodeled, as a result of an expansion or relocation, in the last five years.

      The Company's 1998 real estate expansion plan resulted in an increase in the Company's total store square footage of approximately 230,000 square feet (net of store closings), or 12.7%, from approximately 1,808,000 square feet to approximately 2,038,000 square feet. In Fiscal 1999, the Company intends to increase store square footage by approximately 275,000 square feet, or 13.5%, representing approximately 20 new Ann Taylor stores, the expansion, renovation or relocation of 10 existing Ann Taylor stores, and approximately 30 new Ann Taylor Loft stores.

      Capital expenditures for the Company's Fiscal 1998 store expansion program, net of landlord construction allowances, totaled approximately $26.4 million, including expenditures for store refurbishing and store refixturing. The Company expects that capital expenditures for its Fiscal 1999 store expansion program, net of landlord construction allowances, will be approximately $35 million, including expenditures for store refurbishing and store refixturing.
===============================================================================

      The Company's ability to continue to increase store square footage will be dependent upon, among other things, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the negotiation of acceptable lease terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward Looking Disclosures".






INFORMATION SYSTEMS

      In 1997, the Company completed a thorough review of its information systems, and developed a five-year strategic plan to upgrade these systems, including the planned implementation of the core merchandising system referred to above under "Inventory Control and Merchandise Allocation". The Company believes that enhanced information systems are critical to providing its management with enhanced decision support tools and maintaining the Company's competitive position. The five-year plan contemplates aggregate investment in information systems of approximately $35 million, of which approximately $11 million was expended in 1998, and $11 million is expected to be invested in 1999.

      For information regarding the Company's Year 2000 compliance efforts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Status".


CUSTOMER CREDIT

      Customers may pay for merchandise with the Ann Taylor credit card, American Express, Visa, MasterCard, JCB, cash or check. Credit card sales were 80.2% of net sales in Fiscal 1998, 78.7% in Fiscal 1997 and 77.8% in Fiscal 1996. In Fiscal 1998, 16.6% of net sales were made with the Ann Taylor credit card, and 63.6% were made with third-party credit cards. As of January 30, 1999, the Company's Ann Taylor credit card accounts receivable totaled $51,818,000, net of allowance for doubtful accounts. Accounts written off in Fiscal 1998 were approximately $1,468,000, or 0.2% of net sales.

      The Company has offered customers its proprietary Ann Taylor credit card since 1976. The Company believes that the Ann Taylor credit card enhances customer loyalty while providing the customer with additional credit. However, the percentage of the Company's total sales made with its proprietary credit card has been declining over the past several years. The Company believes the declining penetration of its Ann Taylor credit card as a percentage of sales is attributable to the gain of market share by bank cards throughout the retail industry generally, as well as to the increase in the number of the Company's Ann Taylor Factory Stores and Loft stores, which have historically experienced a significantly lower penetration of sales with the Ann Taylor card. At January 30, 1999, over 374,000 Ann Taylor credit card accounts had been used during the past 18 months.


ADVERTISING AND PROMOTION

      For many years, the Company relied on its Ann Taylor fashion catalog, mailed principally to Ann Taylor credit card holders, as its principal advertising vehicle. The Company also occasionally ran print advertisements in newspapers and national women's fashion magazines such as Elle, Vogue and Harpers Bazaar. In early 1996, the Company suspended publication of its catalog and ran very few print advertisements. Beginning in 1997, the Company placed a renewed emphasis on marketing. The Company believes it is strategically important to communicate on a regular basis directly with its current customer base and with potential customers, through increased national and regional advertising,including outdoor media, as well as through direct mail marketing and in-store presentation. Marketing expenditures as a percentage of sales were 2.0% in Fiscal 1998, 1.3% in Fiscal 1997, and 0.8% in Fiscal 1996.


===============================================================================

TRADEMARKS AND SERVICE MARKS

      The Ann Taylor trademark, and other trademarks and service marks used by the Company, either are registered or have trademark applications pending with the United States Patent and Trademark Office ("USPTO") and with the registries of many foreign countries. The Company's rights in the "AnnTaylor" mark are a significant part of the Company's business, as the Company believes its trademark is well known in the women's retail apparel industry. Accordingly, the Company intends to maintain its "AnnTaylor" mark and related registrations and vigorously protect its trademarks against infringement.

      In 1994, the Company initiated trademark registration applications with the USPTO for its AnnTaylor Loft trademark in the categories of retail store services and apparel. Registration of the trademark was issued in the retail store services category in 1996. However, the Company's application for a trademark registration in the apparel classification is being challenged in the USPTO by a French company, Freche et Fils, which cites its own "Loft Design By..." trademark in opposition to the Ann Taylor Loft mark. The Company believes that the challenge is without merit and intends to defend the action vigorously. In the event that Freche et Fils' challenge to the Company's trademark application for the Ann Taylor Loft trademark is successful, the Company would be denied federal registration of the Ann Taylor Loft trademark in the apparel classification.


COMPETITION

      The women's retail apparel industry is highly competitive. The Company's stores compete with certain departments in national or local department stores, and with other specialty store chains and independent retail stores carrying similar lines of merchandise. The Company believes that its focused merchandise selection, exclusive fashions, personalized service and convenience distinguish it from other apparel retailers. Many of the Company's competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company and there is no assurance that the Company will be able to compete successfully with them in the future. In addition, the Company has only limited experience in the "moderate" category, and existing competitors may have significantly greater brand recognition among this customer segment than the Company.


EMPLOYEES

      Store management receives compensation in the form of salaries and performance-based bonuses. Sales associates are paid on an hourly basis plus performance incentives. A number of programs exist that offer incentives to both management and sales associates to increase sales and support the Company's total wardrobing strategy.

      As of January 30, 1999, the Company had approximately 7,300 employees, of whom 1,800 were full-time salaried employees, 1,900 were full-time hourly employees and 3,600 were part-time hourly employees working less than 30 hours per week. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is good.

==============================================================================

STATEMENT REGARDING FORWARD LOOKING DISCLOSURES

      Sections of this Annual Report contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the
Company. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Statement Regarding Forward Looking Disclosures".


ITEM 2. PROPERTIES

      As of January 30, 1999, the Company operated 365 stores, all of which were leased. The store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods, and grant the Company the right to extend the term for one or two additional five-year periods. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. Most of the leases also require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of the Company's leases, including renewal options, expire as follows:

                  Fiscal Years Lease                 Number of
                     Terms Expire                     Stores
                     ------------                     ------

                   1999 - 2001........................ 21
                   2002 - 2004........................ 65
                   2005 - 2007........................160
                   2008 and later.....................119

      Ann Taylor leases corporate offices at 142 West 57th Street in New York City, containing approximately 125,000 square feet and approximately 59,000 square feet of office space at 1372 Broadway in New York City. The leases for these premises expire in 2006 and 2010, respectively. The Company also leases office space in New Haven, Connecticut, containing approximately 37,000 square feet. This lease expires in 2000.

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

===============================================================================

ITEM 3. LEGAL PROCEEDINGS

      On April 26, 1996, certain alleged stockholders of the Company filed a purported class action lawsuit in the United States District Court Southern District of New York, against the Company, Ann Taylor, certain officers and directors of the Company and Ann Taylor, ML&Co. and certain affiliates of ML&Co. (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y. 1996)). The complaint alleged causes of action under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, by alleging that the Company and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of the Company's common stock during the period commencing February 3, 1994 through May 4, 1995 due to alleged false and misleading statements about the Company and Ann Taylor. The complaint sought, among other things, certification as a class action on behalf of all purchasers of common stock during the period commencing February 3, 1994 through May 4, 1995, the awarding of compensatory damages to the plaintiffs and purported members of the class, the awarding of costs, including pre-judgment and post-judgment interest, reasonable attorneys' fees and expert witness fees to the plaintiffs and purported members of the class and equitable and/or injunctive relief. On March 10, 1998, the Court granted the defendants' motions to dismiss the complaint. The Court found that the complaint failed to state a claim upon which relief may be granted, and failed to plead fraud with particularity and an inability to do so. The Court's Opinion granted the plaintiffs leave to amend and re-file the complaint within thirty days of the date of the Opinion, and the plaintiffs filed an amended complaint on April 9, 1998. On November 9, 1998, the Court issued an Opinion dismissing, with prejudice, the amended complaint. On or about December 15, 1998, the plaintiffs filed a notice of appeal to the U.S District Court of Appeals, Second Circuit, seeking review of the Appellate Court's decision. This appeal is presently pending, and any liability that may arise from this action cannot be predicted at this time. The Company believes that the amended complaint is without merit and intends to defend the action vigorously.

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

      None.

==============================================================================

                                      PART II





ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is listed and traded on the New York Stock Exchange under the symbol ANN. The number of holders of record of common stock at February 26, 1999 was 613. The following table sets forth the high and low closing sale prices for the common stock on the New York Stock Exchange during Fiscal 1998 and Fiscal 1997.

                                                            Market Price
                                                            ------------
                                                           High       Low
                                                           ----       ---
         Fiscal Year 1998
          Fourth quarter..............................$  41-9/16   $ 28-3/4
          Third quarter...............................   29-5/8      19-3/8
          Second quarter..............................   23-1/2      16-1/8
          First quarter...............................   16-1/2      11-13/16
         Fiscal Year 1997
          Fourth quarter..............................$  14-15/16   $ 11-5/16
          Third quarter...............................   19-5/8       14
          Second quarter..............................   25          16-7/8
          First quarter...............................   24-1/4       17


      The Company has never paid dividends on the common stock and does not intend to pay dividends in the foreseeable future. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from Ann Taylor. The payment of dividends by Ann Taylor to the Company is subject to certain restrictions under Ann Taylor's Credit Facility described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". The payment of cash dividends on the common stock by the Company is also subject to certain restrictions contained in the Company's guarantee of Ann Taylor's obligations under the Credit Facility. In addition, in connection with the preferred securities issued by the Company's financing vehicle, AnnTaylor Finance Trust, the payment by the Company of cash dividends on the common stock is restricted in the event of a default by the Company of its obligations in relation to the preferred securities or in the event payment of dividends on the preferred securities is deferred. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.




ITEM 6. SELECTED FINANCIAL DATA

      The following selected historical financial information for the periods indicated has been derived from the audited consolidated financial statements of the Company. The Company's consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 and consolidated balance sheets as of January 30, 1999 and January 31, 1998, as audited by Deloitte & Touche llp, independent auditors, appear elsewhere in this document. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company included elsewhere in this document. All references to years are to the fiscal year of the Company, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below had 52 weeks, with the exception of Fiscal 1995, which had 53 weeks.

================================================================================




                                                       Fiscal Years Ended
                                      ----------------------------------------------------
                                      Jan. 30,  Jan. 31,   Feb. 1,   Feb. 3,      Jan. 28,
                                        1999      1998      1997       1996         1995
                                        ----      ----      ----       ----         ----
                         (dollars in thousands, except per square foot data and per share data)

Operating Statement Information:
Net sales ..........................$ 911,939   $781,028 $ 798,117   $731,142     $658,804
Cost of sales.......................  455,724    411,756   443,443    425,225      357,783
                                      -------    -------   -------    -------      -------
   Gross profit.....................  456,215    369,272   354,674    305,917      301,021
Selling, general and
   administrative expenses..........  349,955    308,232   291,027    271,136      214,224
Studio shoe stores closing
   expense (a)......................      ---        ---     3,600        ---          ---
Employment contract separation
   expense (b)......................      ---        ---     3,500        ---          ---
Retirement of assets (c)............    3,633        ---       ---         ---         ---
Amortization of goodwill (d)........   11,040     11,040    10,086       9,506       9,506
                                      -------    -------   -------    -------      -------
   Operating income.................   91,587     50,000    46,461      25,275      77,291
Interest expense (e)................   18,117     19,989    24,416      20,956      14,229
Other (income) expense, net.........      567        548       403          38         168
                                      -------    -------   -------    -------      -------
Income before income taxes and
   extraordinary loss...............   72,903     29,463    21,642       4,281      62,894
Income tax provision................   33,579     17,466    12,975       5,157      30,274
                                      -------    -------   -------    -------      -------
Income (loss) before
   extraordinary loss..............    39,324     11,997     8,667        (876)     32,620
Extraordinary loss (f)..............      ---        173       ---         ---         868
                                      -------    -------   -------    -------      -------
   Net income (loss)................$  39,324  $  11,824  $  8,667 $      (876)  $  31,752
                                      =======    =======   =======    ========     =======
Basic earnings (loss) per share before
    extraordinary loss..............$    1.53  $   0.47   $  0.36 $      (0.04)  $    1.44
Extraordinary loss per share (f)....      ---      0.01       ---          ---        0.04
                                      -------    -------   -------    -------      -------
Basic earnings (loss) per share.....$    1.53  $   0.46   $  0.36 $      (0.04)  $    1.40
                                      =======    =======   =======    ========     =======
Diluted earnings (loss) per share before
    extraordinary loss..............$    1.44  $   0.47   $  0.36 $      (0.04)  $    1.42
Extraordinary loss per share (f)....      ---      0.01       ---          ---        0.04
                                      -------    -------   -------    -------      -------
Diluted earnings (loss) per share...$    1.44  $   0.46   $  0.36 $      (0.04)  $    1.38
                                      =======    =======   =======    ========     =======
Weighted average shares outstanding
   (in thousands)...................   25,715    25,628    23,981       23,067      22,687
Weighted average shares
   outstanding, assuming
   dilution (in thousands)..........   31,006    25,693    24,060       23,167      23,067

Operating Information:
Percentage increase (decrease) in
   comparable store sales (g)......       7.9%     (5.5)%     1.8%        (8.9)%      13.7%
Net sales per gross square foot (h).$     474  $    445   $   476    $     518   $     627
Number of stores:
   Open at beginning of the period..      324       309       306          262         231
   Opened during the period.........       45        27        11           48          35
   Expanded during the period.......        8         9         7           30          25
   Closed during the period.........        4        12         8            4           4
   Open at the end of the period....      365       324       309          306         262
Total store square footage at
   end of period ...................2,038,000 1,808,000 1,705,000    1,651,000   1,173,000
Capital expenditures................$  45,131 $  22,945 $  16,107   $   78,378   $  61,341
Depreciation and amortization,
   including goodwill (d)...........$  39,823 $  38,843 $  36,294   $   28,294   $  21,293
Working capital turnover (I)........      6.3x      6.5x      7.8x         7.8x        8.5x
Inventory turnover (j)..............      5.0x      5.1x      4.7x         4.3x        4.6x

Balance Sheet Information (at end of period):
Working capital (k).................$ 168,708 $ 122,181 $ 118,850   $   86,477   $ 102,181
Goodwill, net (d)...................  319,699   330,739   341,779      313,525     323,031
Total assets........................  775,417   683,661   688,139      678,709     598,254
Total debt..........................  105,157   106,276   131,192      272,458     200,000
Preferred securities................   96,624    96,391    96,158          ---        ---
Stockholders' equity................  432,699   384,107   370,582      325,688     326,112


                                                   (Footnotes on following page)
===============================================================================


(Footnotes for preceding page. In Fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" and all prior year per share information has been recalculated. Unless otherwise noted, all per share information is for diluted earnings per share.)



(a) Relates to the closing of the nine Ann Taylor Studio shoe stores. The charge of $3,600,000 ($2,052,000, or $0.08 per share, net of income tax benefit) in Fiscal 1996 represented the write-off of the net book value of the nine stores and leases and other related costs for these locations.

(b) In connection with the resignation in August 1996 of a former executive, a one-time pre-tax charge of $3,500,000 ($1,958,000, or $0.08 per share, net of related tax benefit) was recorded in Fiscal 1996 relating to the estimated costs of the Company's obligations under her employment contract with the Company.

(c) A charge of $3,633,000 ($2,180,000, or $0.07 per share, net of tax benefit) was recorded in Fiscal 1998 for the retirement of certain assets resulting from the renovation of the Company's corporate offices.

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

(e)  Includes non-cash interest expense of $1,290,000,  $1,419,000,  $1,574,000,
     $1,004,000,  and  $978,000 in Fiscal  1998,  1997,  1996,  1995,  and 1994,
     respectively, from amortization of deferred financing costs.

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

(k) Includes current portion of long-term debt of $1,206,000, $1,119,000, $287,000, $40,266,000, and $0 in Fiscal 1998, 1997, 1996, 1995, and 1994,
     respectively.


================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES


      The following table sets forth certain sales and store data for the periods indicated:


                                                                  Fiscal Year Ended
                                                      --------------------------------------------
                                                      Fiscal 1998     Fiscal 1997      Fiscal 1996
                                                      (52 weeks)      (52 weeks)      (52 weeks)
                                                      ----------      ----------      ------------
      Net sales ($000)..............................   $911,939    $    781,028     $   798,117
      Total net sales increase (decrease)
        percentage (52 week basis) .................        16.8%          (2.1)%          10.6%
      Comparable store sales increase
        (decrease) percentage (52 week basis).......         7.9%          (5.5)%           1.8%
      Net sales per average square foot.............   $     474    $       445     $       476
      Total store square footage at end of period...   2,038,000      1,808,000       1,705,000
      Number of
        New stores .................................          45             27              11
        Expanded stores ............................           8              9               7
        Closed stores ..............................           4             12               8
      Total stores open at end of period ...........         365            324             309



      The Company's net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been moderately higher than in the other quarters. As a result, the Company has not had significant overhead and other costs generally associated with large seasonal variations.


RESULTS OF OPERATIONS

      The following table sets forth operating statement data expressed as a percentage of net sales for the periods indicated:


                                                             Fiscal Year
                                                      ------------------------
                                                       1998     1997     1996
                                                       ----     ----     ----
Net sales .......................................     100.0%   100.0%   100.0%
Cost of sales ...................................      50.0     52.7     55.6
                                                      -----    -----    -----
    Gross profit ................................      50.0     47.3     44.4
Selling, general and
    admnistrative expenses ......................      38.4     39.5     36.5
Studio shoe stores closing expense ..............        --       --      0.4
Employment contract separation expense ..........        --       --      0.4
Retirement of assets ............................       0.4       --       --
Amortization of goodwill ........................       1.2      1.4      1.3
                                                      -----    -----    -----
    Operating income ............................      10.0      6.4      5.8
Interest expense ................................       2.0      2.6      3.1
Other expense, net ..............................        --       --       --
                                                      -----    -----    -----
Income before income taxes and extraordinary loss       8.0      3.8
                                                                          2.7
Income tax provision ............................       3.7      2.3      1.6
                                                      -----    -----    -----
Income before extraordinary loss ................       4.3      1.5      1.1
Extraordinary loss ..............................        --       --       --
                                                      -----    -----    -----
Net income ......................................       4.3%     1.5%     1.1%
                                                      =====    =====    =====

============================================================================

FISCAL 1998 COMPARED TO FISCAL 1997

      The Company's net sales increased to $911,939,000 in Fiscal 1998 over $781,028,000 in Fiscal 1997, an increase of $130,911,000, or 16.8%. Comparable store sales for Fiscal 1998 increased 7.9%, compared to a decrease of 5.5% in Fiscal 1997. Management believes that the sales increase was primarily attributable to the opening of new stores, the expansion of existing stores, and a net increase in comparable store sales in 1998, as a result of improved customer acceptance of the Company's product offerings and merchandise assortment.

      Gross profit as a percentage of net sales increased to 50.0% in 1998 from 47.3% in 1997. As discussed in Note 1 to the Consolidated Financial Statements, the Company elected in Fiscal 1998 to change the method by which the Company accounts for inventory, from the retail method to the average cost method. The effect of this accounting change on Fiscal 1998 net income was an increase of $1,272,000, or $0.04 per share on a diluted basis. Under the retail method, gross margin as a percentage of net sales would have been approximately 49.8%. The increase in gross margin reflects continued merchandise margin improvements resulting from the maturation of the Company's sourcing organization, since the acquisition of the Company's sourcing joint venture two years ago, as well as a reduction in markdowns as a percentage of sales. See discussion of Sourcing Acquisition in Note 14 to the Company's Consolidated Financial Statements.

      Selling, general and administrative expenses were $349,955,000, or 38.4% of net sales, in 1998, compared to $308,232,000, or 39.5% of net sales, in 1997. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales. The benefits of this leverage were partially offset by an increase in the provision for management performance bonus expense, and an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand.

      Operating income increased to $91,587,000, or 10.0% of net sales, in 1998 from $50,000,000, or 6.4% of net sales, in 1997. Operating income in 1998 was reduced by $3,633,000, or 0.4% of net sales, for the retirement of certain assets in connection with the renovation of the Company's corporate offices. Amortization of goodwill was $11,040,000, or 1.2% of net sales, in 1998 compared to $11,040,000, or 1.4% of net sales, in 1997. Operating income without giving effect to such amortization was $102,627,000, or 11.2% of net sales, in 1998 and $61,040,000, or 7.8% of net sales, in 1997.

      Interest expense was $18,117,000 in 1998 compared to $19,989,000 in 1997. The decrease in interest expense was primarily attributable to a decrease in the Company's outstanding long-term debt, resulting in part from the prepayment in July 1997 of a $24,500,000 term loan referred to below, and to greater interest income earned on cash on hand. The weighted average interest rate on the Company's outstanding indebtedness at January 30, 1999 was 8.60% compared to 8.59% at January 31, 1998.

      The income tax provision was $33,579,000, or 46.1% of income before income taxes, in the 1998 period, compared to $17,466,000, or 59.3% of income before income taxes and extraordinary loss, in 1997. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense. Without giving effect to such non-deductible goodwill amortization, the Company's effective income tax rate was 40% of income before income taxes in the 1998 period, compared to 43% before income taxes and extraordinary loss in the 1997 period. The decrease in the effective income tax rate resulted primarily from the implementation of additional state tax planning and from an increase in the amount of income earned outside the United States by the Company's non-U.S. sourcing subsidiaries.

      As a result of the foregoing factors, the Company had net income of $39,324,000, or 4.3% of net sales, for 1998, compared to net income of $11,824,000, or 1.5% of net sales, for 1997.

=============================================================================

FISCAL 1997 COMPARED TO FISCAL 1996

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

      Operating income increased to $50,000,000, or 6.4% of net sales, in 1997 from $46,461,000, or 5.8% of net sales, in 1996. Operating income in 1996 was reduced by $3,500,000, or 0.4% of net sales, representing the estimated costs of the Company's obligations under a former executive's employment contract following her resignation in August 1996, and by a one-time charge of $3,600,000, or 0.4% of net sales, relating to the planned closing of all nine Ann Taylor Studio shoe stores announced in January 1997. Amortization of goodwill was $11,040,000, or 1.4% of net sales, in 1997 compared to $10,086,000, or 1.3% of net sales, in 1996. Operating income without giving effect to such amortization was $61,040,000, or 7.8% of net sales, in 1997 and $56,547,000, or 7.1% of net sales, in 1996.

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


CHANGES IN FINANCIAL POSITION

      Accounts receivable increased to $71,049,000 at the end of 1998 from $60,211,000 at the end of 1997, an increase of $10,838,000, or 18.0%. This increase was primarily attributable to construction allowance receivables, which increased $6,501,000 to $12,485,000 in 1998, and to third party credit card receivables (American Express, MasterCard, and Visa) which increased $2,182,000 and Ann Taylor credit card receivables, which increased $2,097,000, due to increased sales.

==============================================================================

      Merchandise inventories increased to $136,748,000 at January 30, 1999 from $97,234,000 at January 31, 1998, an increase of $39,514,000, or 40.6%. The increase in merchandise inventories is primarily due to inventory purchased for new store square footage, planned increases in inventory levels and the early shipment or receipt of Spring merchandise. Merchandise inventories at January 30, 1999 and January 31, 1998 included approximately $32,329,000 and $21,124,000, respectively, of inventory associated with the Company's sourcing division. Inventory attributed to the sourcing division is principally finished goods in transit from factories. Total square footage increased to approximately 2,038,000 square feet at January 30, 1999 from approximately 1,808,000 square feet at January 31, 1998. Merchandise inventory on a per square foot basis, excluding inventory associated with the Company's sourcing division, was approximately $51 at the end of 1998, compared to approximately $42 at the end of 1997, an increase of approximately 21.4%. Inventory turned 5.0 times in 1998 compared to 5.1 times in 1997, excluding inventory associated with the Company's sourcing division. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the sourcing division).


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of working capital are cash flow from operations and borrowings available under Ann Taylor's revolving credit facility described below. The following table sets forth material measures of the Company's liquidity:

                                                          Fiscal Year
                                                  ----------------------------
                                                  1998       1997         1996
                                                  ----       ----         ----
                                                    (dollars in thousands)

Cash provided by operating activities.......$    75,535   $ 71,589    $  67,532
Working capital.............................$   168,708   $122,181    $ 118,850
Current ratio ...............................    2.30:1     2.39:1       2.53:1
Debt to equity ratio ........................     .24:1      .28:1        .35:1

      Cash provided by operating activities, as presented on the consolidated statements of cash flows, increased in 1998 principally as a result of earnings, noncash charges, and an increase in accounts payable and accrued liabilities, offset by increases in merchandise inventories, receivables and prepaid expenses and other current assets.

      On June 30, 1998, Ann Taylor entered into a new $150,000,000 senior secured revolving credit facility (the "Credit Facility") with a syndicate of lenders. This facility replaced Ann Taylor's then-existing $122,000,000 bank credit agreement that was scheduled to expire in July 1998 and also resulted in the non-renewal by Ann Taylor's sourcing division of its $50,000,000 credit facility and in the non-renewal by AnnTaylor Funding, Inc. of a $40,000,000 accounts receivable facility. The Credit Facility is used by Ann Taylor for the issuance of commercial and standby letters of credit and to provide funds for other general corporate purposes.

      Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. The Company did not make any borrowings under the loan provisions of the Credit Facility during Fiscal 1998, and there were no loans outstanding at fiscal year end. The outstanding loan balance is required to be reduced to zero for the thirty-day period commencing January 1 each year. This cleandown period was achieved for January 1999. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at January 30, 1999 was approximately $131,054,000. Commercial and standby letters of credit outstanding under the Credit Facility at January 30, 1999 were approximately $65,763,000.

===============================================================================

      Amounts  outstanding  under the Credit  Facility  bear  interest at a rate equal to, at Ann Taylor's option, the lead lender's Base Rate or Eurodollar Rate, plus a margin ranging from 0.25% to 1.00% and from 1.25% to 2.00%, respectively. In addition, Ann Taylor is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.375% to 0.5% per annum. Fees for outstanding commercial and standby letters of credit range from 0.625% to 1.0% and from 1.25% to 2.0%, respectively.

      The Credit Facility contains financial and other covenants, including limitations on indebtedness, liens, investments and capital expenditures, restrictions on dividends or other distributions to stockholders and maintenance of certain financial ratios including specified levels of net worth. For Fiscal 1998, the capital expenditure limit was $52,000,000. For Fiscal 1999, capital expenditures are limited to a maximum of $55,000,000.

      The lenders have been granted a pledge of the common stock of Ann Taylor and certain of its subsidiaries, and a security interest in substantially all other tangible and intangible assets, including accounts receivable, trademarks, inventory, store furniture and fixtures, of Ann Taylor and its subsidiaries, as collateral for Ann Taylor's obligations under the Credit Facility.

      The Credit Facility matures on June 30, 2000 and includes an automatic one-year extension, contingent upon the satisfaction of certain conditions. In addition, the commitments under the Credit Facility terminate on February 16, 2000 unless Ann Taylor's outstanding 8 3/4% Subordinated Notes due 2000 (the "8 3/4% Notes") are refinanced on or prior to such date with the proceeds of subordinated debt or capital stock, the terms and conditions of which are reasonably satisfactory to the Requisite Lenders under the Credit Facility.

      In April and May of 1996, the Company completed the sale of an aggregate of $100,625,000 of preferred securities issued by its financing vehicle, AnnTaylor Finance Trust. The preferred securities have a liquidation preference of $50 per security and are convertible at the option of the holders thereof into shares of common stock of the Company at a conversion rate of 2.545 shares of common stock for each preferred security. A total of 2,012,500 preferred securities were issued, and are convertible into an aggregate of 5,121,812 shares of common stock, representing approximately 16% of the Company's outstanding common stock as of January 30, 1999. The Company received net proceeds of $95,984,000 in connection with the sale of the preferred securities and applied $94,000,000 to reduce outstanding borrowings under Ann Taylor's then-existing revolving credit facility.

      Ann Taylor and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage balance at January 30, 1999 was $5,157,000.

      The Company's capital expenditures totaled $45,131,000, $22,945,000, and $16,107,000 in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. Capital expenditures were primarily attributable to the Company's store expansion, renovation, and refurbishment programs, as well as the investment the Company made in certain information systems and, in Fiscal 1998, the Company's corporate offices. The Company expects its total capital expenditure requirements in Fiscal 1999 will be approximately $50,000,000, including capital for new store construction for a planned square footage increase of approximately 275,000 square feet, or 13.5%, as well as capital to support continued investments in information systems. The actual amount of the Company's capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores. See "Business--Stores and Expansion".

==============================================================================

      Dividends and distributions from Ann Taylor to the Company are restricted by the Credit Facility and the Indenture for the 8 3/4% Notes.

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

      Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to the average cost method. The Company believes the average cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change on February 1, 1998 was not material, and therefore no disclosure is noted on the Consolidated Statement of Operations. The effect of this accounting change on Fiscal 1998 net income was an increase of $1,272,000, or $0.04 per share on a diluted basis. It is not possible to determine the effect of the change on income in fiscal periods ending prior to February 1, 1998.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for the Company for the quarter ended October 30, 1999. SFAS No. 133 establishes accounting and reporting standards for derivatives and for hedging activities. Management is currently evaluating the impact of this standard and believes its adoption will not affect the Company's consolidated financial position, results of operations or cash flows.

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for the Company for fiscal years beginning after December 15, 1998. The application of SOP 98-1 is not anticipated to have a material impact on the Company's consolidated financial statements.


YEAR 2000 STATUS

      Many computer systems use only two digits to identify a year (for example, "99" is used for the year "1999"). As a result, these systems may be unable to process accurately dates later than December 31, 1999, since they may recognize "00" as the year "1900", instead of the year "2000". This anomaly is often referred to as the "Year 2000 compliance" issue. Since 1997, the Company has been executing a plan to remediate or replace affected systems on a timely basis. Equipment and other non-information technology systems that use microchips or other embedded technology, such as certain conveyor systems at the Company's distribution center, are also covered by the Company's Year 2000 compliance project.

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

      The initial phase of the Company's Year 2000 compliance project was the evaluation of all software, hardware and equipment owned, leased or licensed by the Company, and identification of those systems and equipment requiring Year 2000 remediation. This analysis was completed during Fiscal 1998.
=============================================================================

      All computer hardware in the Company's U.S. home offices and distribution center that was not Year 2000 compliant has been remediated or replaced, and all computer hardware in the Company's retail stores that was not Year 2000 compliant will be remediated or replaced by the end of the first quarter of Fiscal 1999. Of those software systems that were found not to be Year 2000 compliant, approximately 90% of all material systems have been remediated or replaced by Year 2000 compliant software. The Company anticipates that all remaining material systems, including certain operating systems used in the Company's distribution center, will be remediated or replaced by the end of the second quarter of Fiscal 1999. Hardware and software unique to the Company's sourcing offices located outside the United States are scheduled to be remediated or replaced by the end of the second quarter of Fiscal 1999.

      The Company engaged a consultant to assist in the evaluation of the equipment used in the Company's distribution center (other than computer software and hardware, which were included in the analysis and remediation efforts described above). This equipment evaluation has been completed, and remediation or replacement of distribution center equipment found not to be Year 2000 compliant is scheduled to be completed by the end of the second quarter of Fiscal 1999.

      Over the past few years, the Company's strategic plan has included significant investment in and modernization of many of the Company's computer systems. As a result, much of the costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant were already anticipated as part of the Company's planned information systems spending and did not need to be accelerated as a result of the Company's Year 2000 project. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $2.1 million, of which approximately $1.1 million will be expensed as incurred (including $965,000 expensed in Fiscal 1998), and $1 million which will be capitalized (including $855,000 capitalized in Fiscal
1998).

      Although the Company believes its Year 2000 compliance efforts with respect to its systems will be successful, any failure or delay could result in actual costs and timing differing materially from that presently contemplated, and in a disruption of business. The Company is developing a contingency plan to permit its primary operations to continue if the Company's modifications and conversions of its systems are not successfully completed on a timely basis, but the foregoing cost estimates do not take into account any expenditures arising out of a response to any such contingencies that materialize. The Company's cost estimates also do not include time or costs that may be incurred as a result of third parties' failure to become Year 2000 compliant on a timely basis.

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

==============================================================================

      The Company's Year 2000 compliance project also includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company anticipates that contingency plans will be substantially developed by the end of the second quarter of Fiscal 1999.

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


STATEMENT REGARDING FORWARD LOOKING DISCLOSURES

      Sections  of this  Annual  Report on Form 10-K,  including  the  preceding
Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to predict accurately customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; any material adverse effects of the Year 2000 issue on the business of the Company or third parties with which the Company does business; or an adverse outcome of the litigation referred to in "Legal Proceedings" that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

===============================================================================

ITEM 7A.   QUANTITATIVE  AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company maintains the majority of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, a change of 100 basis points in interest rates would not have a material effect on the Company's financial condition.

      The Company's outstanding long-term debt as of January 31, 1999 bears interest at fixed rates; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Credit Facility. As of January 31, 1999, the Company has no such amounts outstanding. Future borrowings would be affected by interest rate changes; however, the Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company's financial condition.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Company for the years ended January 30, 1999, January 31, 1998 and February 1, 1997 are included as a part of this Report (See Item 14):

      Consolidated  Statements of Operations  for the fiscal years ended January
          30, 1999, January 31, 1998 and February 1, 1997.

      Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998.

      Consolidated Statements of Stockholders' Equity for the fiscal years ended
          January 30, 1999, January 31, 1998 and February 1, 1997.

      Consolidated  Statements  of Cash Flows for the fiscal years ended January
          30, 1999, January 31, 1998 and February 1, 1997.

      Notes to Consolidated Financial Statements.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.


===============================================================================

                                      PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      As of March 26, 1999, the Company's directors and executive officers were as follows:

 NAME                      AGE      POSITION WITH THE COMPANY AND OFFICE HELD
 ----                      ---      -----------------------------------------

 J. Patrick Spainhour       49      Chairman,   Chief  Executive  Officer  and
                                    Director of the Company and Ann Taylor

 Patricia DeRosa            46      President,  Chief  Operating  Officer  and
                                    Director of the Company and Ann Taylor

 Walter J. Parks (a)        40      Senior Vice  President  - Chief  Financial
                                    Officer and Treasurer of the Company and Ann Taylor

 Jocelyn F.L. Barandiaran   38      Senior Vice President - General Counsel and
                                    Secretary of the Company and Ann Taylor

 James M. Smith             37      Vice President - Controller and  Assistant
                                    Treasurer of the Company and Ann Taylor

 Gerald S. Armstrong        55      Director of the Company and Ann Taylor

 James J. Burke, Jr.        47      Director of the Company and Ann Taylor

 Wesley E. Cantrell         64      Director of the Company and Ann Taylor

 Robert C. Grayson          54      Director of the Company and Ann Taylor

 Ronald W. Hovsepian        37      Director of the Company and Ann Taylor

 Rochelle B. Lazarus        51      Director of the Company and Ann Taylor

 Hanne M. Merriman          57      Director of the Company and Ann Taylor


--------------------
      (a) Mr. Parks resigned from his positions with the Company and Ann Taylor effective March 31, 1999.

      The Board of Directors of the Company is divided into three groups, serving staggered three-year terms. The Board of Directors has standing Audit, Compensation and Nominating Committees. The current members of the Audit Committee are Mr. Grayson (Chairman), Ms. Lazarus and Ms. Merriman. The current members of the Compensation Committee are Ms. Lazarus (Chairman), Mr. Armstrong, Mr. Burke and Ms. Merriman. The current members of the Nominating Committee are Ms. Merriman (Chairman), Mr. Armstrong and Mr. Grayson.

      Directors who are employees of the Company do not receive any compensation for serving on the Board of Directors of the Company or Ann Taylor. In addition, Mr. Armstrong and Mr. Burke, who serve on the Boards of the Company and Ann Taylor as representatives of ML&Co. and certain of its affiliates, have declined to receive any compensation from the Company for Board service. All other Directors (referred to below as "non-employee Directors") receive an annual retainer of $20,000, plus $1,000 for each meeting of the Board or committee of the Board that they attend. Committee chairs also receive an annual stipend of $3,000 for their service as such. In addition, commencing with fiscal 1998, each non-employee Director also receives an annual grant of an option to purchase 2,000 shares of Common Stock. Any new non-employee Director joining the Board will, at the time of election, also receive an initial grant of an option to purchase 7,500 shares of Common Stock. On June 17, 1998, incumbent non-employee Directors were each granted a one-time option to purchase 7,500 shares of Common Stock.


===============================================================================

      The following is a brief biography of each of the Company's directors and executive officers:

      J. PATRICK SPAINHOUR. Mr. Spainhour has been Chairman and Chief Executive Officer of the Company and Ann Taylor since August 1996 and a Director of the Company and Ann Taylor since February 1996. From February 1996 to August 1996, he was President and Chief Operating Officer of the Company and Ann Taylor. From August 1994 to February 1996, Mr. Spainhour was executive vice president and chief financial officer of The Donna Karan Company, a designer apparel company. From February 1993 to July 1994, he was executive vice president, finance and operations of Stride Rite Corp., a footwear company.

      PATRICIA DEROSA. Ms. DeRosa has been President, Chief Operating Officer and a Director of the Company and Ann Taylor since December 1996. From August 1995 to November 1996, she was executive vice president, business development of Charming Shoppes, Inc., a women's specialty apparel retailer. From 1975 to 1981 and from 1983 to August 1995, she served in various capacities at The Gap, Inc., a specialty apparel retailer, including from 1993 to 1995 as president of the GapKids division.

      WALTER J. PARKS. Mr. Parks has been Senior Vice President--Chief Financial Officer and Treasurer of the Company and Ann Taylor since February 1997. He has been employed by Ann Taylor since 1988 and has held various positions, including General Accounting Manager, Director of Financial Reporting and, from 1992 to 1995, Vice President of Financial Reporting, and from February 1995 to February 1997, Senior Vice President--Finance of the Company and AnnTaylor. Mr. Parks resigned from his positions with the Company and Ann Taylor effective March 31, 1999.

      JOCELYN F.L. BARANDIARAN. Ms. Barandiaran has been Senior Vice President--General Counsel and Secretary of the Company and Ann Taylor since October 1996. She served as Vice President--General Counsel and Secretary of the Company and Ann Taylor from May 1992 to September 1996.

      JAMES M. SMITH.  Mr.  Smith  has  been  Vice   President--Controller  and
Assistant Treasurer of the Company since March 1997, and has been Vice President--Controller and Assistant Treasurer of Ann Taylor since February 1995. He has also held the position of Assistant Secretary of both the Company and Ann Taylor since June 1998. From February 1993 to January 1995, Mr. Smith was Director of Financial Reporting for Ann Taylor.

      GERALD S. ARMSTRONG. Mr. Armstrong has been a Director of the Company and Ann Taylor since February 1989. He has been the managing partner of Arena Capital Partners, LLC, a private investment firm, since January 1998. Mr. Armstrong was a partner of Stonington Partners, Inc. ("Stonington Partners"), a private investment firm, from November 1993 to December 1997, and a director of Stonington Partners from August 1993 to December 1997. He was a partner of ML Capital Partners, a private investment firm associates with ML&Co. from May 1993 through June 1994, and was an executive vice president of ML Capital Partners from November 1988 through April 1993. Mr. Armstrong was also a managing director of the Investment Banking Division of ML&Co. from November 1988 through June 1994. Since June 1994, Mr. Armstrong has served as a consultant to ML Capital Partners. Mr. Armstrong is also a director of Blue Bird Corporation and World Color Press, Inc.

     JAMES J. BURKE, JR. Mr. Burke has been a Director of the Company and Ann Taylor since February 1989. He has been a partner of Stonington Partners, since November 1993, and a director of Stonington Partners since August 1993. He was a partner of ML Capital Partners from May 1993 through June 1994, and was president and chief executive officer of ML Capital Partners from January 1987 through April 1993. Mr. Burke was a first vice president of Merrill Lynch, Pierce, Fenner & Smith Incorporated from July 1988 through June 1994 and was a managing director of the Investment Banking Division of ML&Co. from April 1985 through June 1994. Since June 1994, Mr. Burke has served as a consultant to ML Capital Partners. Mr. Burke is also a director of Borg-Warner Security Corporation, Education Management Corp., Pathmark Stores, Inc., Supermarkets General Holdings Corporation and United Artists Theatre Circuit, Inc., and several privately held companies.
      WESLEY E. CANTRELL. Mr. Cantrell has been a Director of the Company and Ann Taylor since November 1998. He has been president and chief
executive  officer  of  Lanier  WorldWide,   Inc.  since  March  1987.  Lanier
WorldWide is engaged in the office systems and equipment  business,  and is an
operating   unit  of   Harris   Corporation,   a   company   engaged   in  the
communications, semiconductors, office systems and equipment, and advanced electronic systems industries.


===============================================================================

      ROBERT C. GRAYSON. Mr. Grayson has been a Director of the Company and Ann Taylor since April 1992. He has been president of Robert C. Grayson & Associates, Inc., a retail marketing consulting firm, since February 1992. He has also served as chairman of Berglass-Grayson, a management consulting firm, since June 1995. He was a vice chairman of the board of Tommy Hilfiger Corp., an apparel manufacturer and retailer, and chairman of the board of Tommy Hilfiger Retail, a subsidiary of such company, from June 1994 to March 1996. Mr. Grayson is also a director of Sunglass Hut International, Inc., Kenneth Cole Productions, Inc. and Frisby Technologies Inc.

      RONALD W. HOVSEPIAN. Mr. Hovsepian has been a Director of the Company and Ann Taylor since June 1998. He has been vice president of business development of International Business Machines Corporation ("IBM"), a supplier of advanced information processing products and services, since January 1999. He was general manager of IBM's global retail and distribution industry solutions organization in 1998; from 1996 to 1997 he was vice president, supply chain solutions, and from 1994 to 1995 he was director, consumer driven solutions, at IBM.

      ROCHELLE B. LAZARUS. Ms. Lazarus has been a Director of the Company and Ann Taylor since April 1992. She has been chief executive officer of Ogilvy & Mather Worldwide, an advertising agency, since September 1996, and also chairman of Ogilvy & Mather Worldwide since March 1997. She was president and chief operating officer of Ogilvy & Mather Worldwide from December 1995 to September 1996, and was president of Ogilvy & Mather North America from April 1994 to December 1995.

      HANNE M. MERRIMAN. Ms. Merriman has been a Director of the Company and Ann Taylor since December 1993. She has been the Principal in Hanne Merriman Associates, retail business consultants, since January 1992. Ms. Merriman is also a director of USAirways Group, Inc., The Rouse Company, State Farm Mutual Automobile Insurance Company, Ameren Corp., Central Illinois Public Service Company, T. Rowe Price Mutual Funds, and Finlay Enterprises, Inc. She also serves as a director of the Children's Hospital Foundation (part of the Children's National Medical Center), and is a member of the National Women's Forum.


ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth information regarding the annual and long-term compensation awarded or paid for each of the last three fiscal years to the Chief Executive Officer and the four other most highly compensated executive officers of the Company as of January 30, 1999 (collectively, the "named executives").


                                             Annual Compensation                   Long-Term Compensation
                                       ----------------------------------------  ---------------------------
                                                                                  Restricted    Securities      All Other
                              Fiscal                               Other Annual  Stock Awards   Underlying      Compensaton
Name and Principal Position    Year    Salary ($)    Bonus ($)(a) Compensation($)     ($)       Options (#)      ($) (b)
---------------------------    ----    ----------    -----------  --------------- ----------    -----------      -------
J. Patrick Spainhour           1998     $725,000        $942,500         --           --         20,000     $     2,400
Chairman and Chief             1997      656,250          81,250         --           --           --             3,306
Executive Officer              1996      556,074         295,000         --     $1,378,125(c)   175,000            --

Patricia DeRosa                1998      600,000         660,000         --           --         10,000            --
President and Chief            1997      600,000         150,000     $367,234(d)      --           --              --
Operating Officer              1996       86,538            --           --        987,500(e)   100,000            --

Walter J. Parks(f)             1998      245,000         137,340         --           --           --             2,400
Senior Vice President          1997      245,000          15,313         --           --         16,000           2,438
Chief Financial Officer        1996      215,000          32,250         --           --          7,500           2,312
and Treasurer

Jocelyn F.L. Barandiaran       1998      233,004         121,450         --           --          4,200            --
Senior Vice President          1997      225,000          14,063         --           --         16,000            --
General Counsel and            1996      215,000          32,250         --           --          5,000            --
Secretary

James M. Smith                 1998      145,600          65,520         --           --          2,000           2,184
Vice President                 1997      140,000           7,000         --           --          7,500           2,374
Controller, Assistant          1996      125,000          11,250         --           --          5,000           1,875
Treasurer and
Assistant Secretary


(a)Bonus awards were earned pursuant to the Company's Management Performance Compensation Plan, except that a portion of the bonus amounts indicated for Mr. Spainhour for 1996 and for Ms. DeRosa for 1997 were guaranteed bonuses paid to them in accordance with the terms of their respective employment agreements with the Company.
===============================================================================

(b)Represents contributions made by the Company on behalf of the named executives to its 401(k) Savings Plan.

(c)Represents the market value, on the date of the grant, of 75,000 restricted shares of Common Stock granted to Mr. Spainhour on December 13, 1996 in connection with his promotion to Chairman and Chief Executive Officer of the Company. The value of these shares as of January 30, 1999 was $2,906,250. Mr. Spainhour's rights to these shares vest with respect to one-third of the grant per year on each of the first three anniversaries of August 23, 1996, the effective date of his promotion, subject to his continued employment by the Company. Mr. Spainhour would be entitled to receive dividends on these restricted shares if any dividends are paid by the Company on its Common Stock.

(d) Represents reimbursement of relocation expenses.

(e)Represents the market value, on the date of the grant, of 30,000 restricted shares of Common Stock and 20,000 restricted units granted to Ms. DeRosa on December 9, 1996 in connection with her commencement of employment, pursuant to her employment agreement with the Company. The value of these shares and units as of January 30, 1999, was $1,937,500. Ms. DeRosa's rights to these shares and units vest with respect to one-third of the grant per year on each of the first three anniversaries of December 9, 1996, the effective date of her employment agreement, subject to her continued employment by the Company. Ms. DeRosa would be entitled to receive dividends on the restricted shares if any dividends are paid by the Company on its Common Stock.

(f) Mr. Parks resigned from his employment effective March 31, 1999.



      The following table sets forth certain information with respect to stock options awarded during fiscal year 1998 to the named executives listed in Table I above. These option grants also are reflected in Table I. In accordance with Securities and Exchange Commission ("Commission") rules, the hypothetical realizable values for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of appreciation are prescribed by the Commission and are for illustrative purposes only; they are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance and prospects.


                                   TABLE II
                  Stock Options Granted in Fiscal Year 1998




                                                                                     Potential Realizable Value
                                               % of Total #                            at Assumed Annual Rates
                             # of Securities  of Options                                of Stock Price
                                Underlying    Granted to   Exercise                       Appreciation
                                  Options     Employees in    Price    Expiration         for Option Term (b)
    Name                         Granted (a)  Fiscal 1998  ($/Share)     Date            5%($)      10%($)
    ----                         -----------  -----------  ---------     ----            -----      ------
J. Patrick Spainhour            20,000            8.5%       $15.50     4/21/08        $195,000    $494,000
Patricia DeRosa                 10,000            4.2%        15.50     4/21/08          97,500     247,000
Walter J. Parks                    ---            ---          ---         ---             ---         ---
Jocelyn F.L. Barandiaran         4,200            1.8%        15.50     4/21/08          40,950     103,740
James M. Smith                   2,000            0.9%        15.50     4/21/08          19,500      49,400


(a)   Options  vest  25%  per  year  on  each  of  the  first   through   fourth
      anniversaries of the date of grant, subject to earlier vesting upon the occurrence of one of the following "Acceleration Events": (i) any person (excluding ML Capital Partners and its affiliates, and certain other persons) becomes the owner of at least 20% of the outstanding Common Stock, (ii) a majority of the Board of Directors changes, or (iii) a merger or other specified event occurs.

(b) These columns show the hypothetical realizable value of the options at the end of the ten-year term of the options, assuming that the market price of the Common Stock subject to the options appreciates in value at the annual rate indicated in the table, from the date of grant to the end of the option term.

===============================================================================

      The following table shows the number of shares of Common Stock acquired by each executive officer upon the exercise of Company stock options during fiscal year 1998, and the aggregate dollar value realized by such executives upon such exercise, based upon the fair market value of the Common Stock on the date of exercise, as well as the number of all vested (exercisable) and unvested (not yet exercisable) stock options held by each executive officer at the end of fiscal year 1998, and the value of all such options that were "in the money" (i.e., the market price of the Common Stock was greater than the exercise price of the options) at the end of fiscal year 1998.

                                  TABLE III
                  Aggregate Option Exercises in Fiscal 1998
                      and Fiscal Year End Option Values


                           No. of Shares      $ Value        Number of Shares Underlying     $ Value of Unexercised
                            Acquired on     Realized Upon      Unexercised Options           In-the-Money Options
                            Exercise of     Exercise of      at End of Fiscal 1998           at End of Fiscal 1998
Name                       Stock Options     Options(a)    Exercisable/Unexercisable     Exercisable/Unexercisable (b)
----                       -------------     ----------    -------------------------     -----------------------------
J. Patrick Spainhour            25,000       $412,500          150,000/20,000                 $3,328,125/$465,000
Patricia DeRosa                   ---            ---           83,000/27,000                   1,462,875/532,125
Walter J. Parks                 21,218        240,705           7,499/17,753                    122,494/154,073
Jocelyn F.L. Barandiaran          ---            ---           48,040/24,660                   851,982/352,794
James M. Smith                  10,623        104,678           4,584/11,793                    79,301/163,955

-----------

(a) Calculated based on the closing market price of the Common Stock on the date of exercise, less the amount required to be paid upon exercise of the option.

(b) Calculated based on the closing market price of the Common Stock of $38.75 on January 29, 1999, the last trading day in fiscal year 1998, less the amount required to be paid upon exercise of the option.


      PENSION PLAN. Since 1989, Ann Taylor has maintained a defined benefit retirement plan (as amended, the "Pension Plan") for the benefit of its employees and those of its wholly owned subsidiaries, which is intended to qualify under Section 401(a) of the Internal Revenue Code (the "Code"). Originally, the Pension Plan provided for calculation of benefits based on a "cash balance" formula. Effective January 1, 1998, the Pension Plan provides for calculation of benefits based on a "career average" formula instead of a cash balance formula.

      Under the "career average" formula, each participant's service and annual earnings are used to determine their annual pension accrual. During each participant's first ten years with Ann Taylor, their pension will accrue, for each year of participation in the Pension Plan, at the rate of 1.25% of their current year's pay up to the Social Security Wage Base ("Wage Base") plus 1.6% of any pay that exceeds the Wage Base, up to the maximum amount permitted by the Code. Upon completion of more than 10 years of service, the participant's annual pension accrual increases to 1.6% of the current year's pay, up to the Wage Base, plus 1.95% of any pay over the Wage Base, up to the maximum amount permitted by the Code.

      Pension benefits are fully vested after five years of service. Participants receive credit for service with Ann Taylor prior to July 1, 1989 for purposes of vesting, and for purposes of calculating benefits under the Pension Plan. There is no interruption in participation for those employees who were participants in the Pension Plan as of December 31, 1997; their cash balance benefit was frozen as of that date. Pension benefits for such employees who retire on or after January 1, 1998 are calculated using whichever of the two
- the amount in their cash balance account as of December 31, 1997, or the career average formula - provides greater benefits.

      Under the Code, the annual compensation that may be taken into account for purposes of calculating benefits under the Pension Plan is limited to $160,000 (indexed for inflation). With the exception of Mr. Smith, all current executives named in Table I had annual compensation in 1998 which exceeds this figure, and the calculation of benefits for these executives is based on the lower plan limitation amount.

===============================================================================

      As of December 31, 1998, the credited years of service under the Pension Plan for Mr. Spainhour was 1.8 years; Ms. DeRosa one year; Mr. Parks 9.3 years; Ms. Barandiaran 5.7 years; and Mr. Smith 4.9 years. The estimated monthly retirement benefit, payable as a single life annuity, that would be payable to each of the executives named in Table I who were participants in the Pension Plan during fiscal 1998, assuming (i) no increases in income and (ii) retirement and the commencement of benefit payments at age 65, is as follows: Mr. Spainhour, $3,949; Ms. DeRosa, $4,378; Mr. Parks, $7,295; Ms. Barandiaran, $7,305; and Mr. Smith, $7,193. These benefits would not be subject to any reduction for social security or other offset amounts.

      EMPLOYMENT AGREEMENTS. Spainhour Employment Agreement. Effective as of February 19, 1996, the Company and Mr. Spainhour entered into an employment agreement in connection with his commencement of service as an employee of the Company. This agreement was amended as of August 23, 1996 (as amended, the "Spainhour Agreement"), in connection with Mr. Spainhour's promotion to Chairman and Chief Executive Officer of the Company. The Spainhour Agreement provides for Mr. Spainhour's employment as Chairman and Chief Executive Officer of the Company for a term of three years, which term is automatically extended on an annual basis for one additional year unless either party provides notice that it does not wish to extend the term (a "Nonrenewal Notice"). Under the Spainhour Agreement, effective January 1, 1998, Mr. Spainhour is entitled to an annual base salary of not less than $725,000. Mr. Spainhour also is entitled to participate in the Company's annual bonus and stock option plans, as well as other Company benefit programs.

      Pursuant to the terms of the Spainhour Agreement, Mr. Spainhour was granted, under the Stock Option Plan, an option to purchase 100,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date Mr. Spainhour commenced employment with the Company (February 19, 1996). These options vested 50% on each of the first two anniversaries of the date of grant. In addition, in connection with his promotion to Chairman and Chief Executive Officer of the Company, Mr. Spainhour received (i) a "performance vesting" option to purchase 75,000 shares of Common Stock under the Stock Option Plan, at an exercise price equal to the fair market value of the Common Stock on the date of grant, which option vests on the ninth anniversary of the date of grant, subject to earlier vesting upon the occurrence of certain performance criteria and subject to accelerated vesting and termination in accordance with the terms of the Stock Option Plan; and (ii) 75,000 restricted shares of Common Stock, one-third of which vest on each of the first three anniversaries of August 23, 1996, subject to accelerated vesting in accordance with the terms of the Stock Option Plan, or upon the termination of Mr. Spainhour's employment other than for Cause or by Mr. Spainhour for Good Reason (as such terms are defined in the Spainhour Agreement).

      In the event of termination of Mr. Spainhour's employment by the Company without Cause, or by Mr. Spainhour for Good Reason, or in the event of the expiration of the term of the Spainhour Agreement by reason of a Nonrenewal Notice provided by the Company, Mr. Spainhour shall be entitled, among other things, to receive, for the longer of one year or the remaining term of the Spainhour Agreement, an amount representing his salary plus the average of his last three annual bonuses, subject to Mr. Spainhour's compliance with the noncompete and nonsolicitation provisions of the Spainhour Agreement. If any payments or benefits received by Mr. Spainhour would be subject to the "golden parachute" excise tax under the Code, the Company has agreed to pay Mr. Spainhour such additional amounts as may be necessary to place him in the same after-tax position as if the payments had not been subject to such excise tax.

      DeRosa Employment Agreement. On November 25, 1996, the Company and Ms. Patricia DeRosa entered into an employment agreement (the "DeRosa Agreement") providing for her employment as President and Chief Operating Officer of the Company for a term of three years. Under the terms of the DeRosa Agreement, Ms. DeRosa is entitled to an annual base salary of not less than $600,000 and is entitled to participate in the Company's annual bonus and stock option plans, as well as other Company benefit programs.


===============================================================================

     Pursuant to the terms of the DeRosa Agreement, Ms. DeRosa was granted under the Stock Option Plan an option to acquire 100,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on November 25, 1996. One half of these options are "time vesting" options, one-third of which become exercisable on each of the first three anniversaries of December 9, 1996 (the "Effective Date"). The other half of the options are "performance vesting" options which vest on the ninth anniversary of Ms. DeRosa's employment, subject to earlier vesting upon the occurrence of certain performance criteria and subject to accelerated vesting and termination in accordance with the terms of the Stock Option Plan. In addition, Ms. DeRosa received 30,000 restricted shares of Common Stock and 20,000 restricted units, which represent the right to receive a cash payment based on the closing price of the Common Stock on the trading date immediately preceding the date the restrictions lapse. One-third of each of the restricted shares and restricted units vest on each of the first three anniversaries of the Effective Date.

      In the event of termination of Ms. DeRosa's employment by the Company without Cause or by Ms. DeRosa for Good Reason, Ms. DeRosa shall be entitled, among other things, to receive (i) for the longer of one year or the remaining term of the DeRosa Agreement, an amount representing her base salary and (ii) the bonus for the season in which the date of termination occurs, pro rated to reflect the number of days in such season through the date of termination, subject to Ms. DeRosa's compliance with the noncompete and nonsolicitation provisions of the DeRosa Agreement. Any unvested restricted shares and restricted units would also vest at such time. If any payments or benefits received by Ms. DeRosa would be subject to the "golden parachute" excise tax under the Code, the Company has agreed to pay Ms. DeRosa such additional amounts as may be necessary to place her in the same after-tax position as if the payments had not been subject to such excise tax.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 22, 1999, the outstanding Common Stock was held of record by 613 stockholders. The following table sets forth certain information as of the Record Date concerning the beneficial ownership of Common Stock by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, by each director, by the named executives listed in Table I above, and by all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

                                                          No. of        Percent
                                                        Shares of       -------
Name of Beneficial Owner                               Common Stock
------------------------                               ------------
Morgan Stanley Dean Witter & Co. (a)..................  4,191,741        16.0%
Fleet Financial Group, Inc. (b).......................  1,824,484         7.0%
Merrill Lynch & Co., Inc. and certain affiliates (c)..  1,733,628         6.6%
FMR Corp. (d).........................................  1,649,450         6.3%
AMVESCAP PLC (e)......................................  1,325,800         5.1%
J. Patrick Spainhour (f)..............................    180,410          *
Patricia DeRosa (f)...................................     99,333          *
Walter J. Parks (f)...................................        625          *
Jocelyn F.L. Barandiaran (f)..........................     51,465          *
James M. Smith (f)....................................      2,781          *
Gerald S. Armstrong (g)(h)............................     10,964          *
James J. Burke, Jr. (g)...............................     52,920          *
Wesley E. Cantrell....................................          0          *
Robert C. Grayson.....................................     25,000          *
Ronald W. Hovsepian...................................          0          *
Rochelle B. Lazarus (i)...............................        600          *
Hanne M. Merriman.....................................        200          *
All executive officers and directors as a
  group (12 persons) (j)                                  424,298         1.6%
------------------

*     Less than 1%
==============================================================================

(a) Pursuant to a Schedule 13G dated February 12, 1999 and filed with the Commission by Morgan Stanley Dean Witter & Co., Morgan Stanley Dean Witter Advisors Inc., and Van Kampen Asset Management Inc., Morgan Stanley Dean Witter & Co had shared voting power with respect to 3,708,741 shares, sole voting power with respect to no shares, and shared dispositive power with respect to 4,191,741 shares; Morgan Stanley Dean Witter Advisors Inc. had shared voting power with respect to 1,891,400 shares, sole voting power with respect to no shares, shared voting power with respect to 1,891,400 shares, and sole dispositive power with respect to no shares; and Van Kampen Asset Management Inc. had shared voting power with respect to 1,164,082 shares, sole dispositive power with respect to no shares, shared dispositive power with respect to 1,294,382 shares, and sole dispositive power with respect to no shares. The address for Morgan Stanley Dean Witter & Co. is 1585 Broadway, New York, NY 10036; for Morgan Stanley Dean Witter Advisors Inc. is Two World Trade Center, New York, NY 10048; and for Van Kampen Asset Management Inc. is One Parkview Plaza, Oakbrook Terrace, IL 60181.

(b) Pursuant to a Schedule 13G dated February 13, 1998 and filed with the Commission by Fleet Financial Group, Inc. ("Fleet"), Fleet had sole voting power with respect to 25,000 shares, shared voting power with respect to 1,799,484 shares, sole dispositive power with respect to 25,000 shares, and shared dispositive power with respect to 1,686,400 shares. The address for Fleet Financial Group, Inc. is One Federal Street, Boston, Massachusetts 02110.

(c) Pursuant to an amendment to a Schedule 13G dated February 12, 1999 and filed with the Commission by ML&Co., its subsidiary Merrill Lynch Group, Inc. ("ML Group") and certain of their affiliates (collectively, the "Merrill Lynch Entities"), ML&Co. and ML Group are deemed to beneficially own an aggregate of 1,733,628 shares of Common Stock. ML&Co. and ML Group may be deemed to beneficially own these shares as a result of their control of their wholly owned subsidiaries (i) Merrill Lynch Capital Partners, Inc., which is the general partner of both (a) MLCP Associates L.P. No. I, and (b) Merrill Lynch LBO Partners No. B-I, L.P., a limited partnership that acts as general partner of Merrill Lynch Capital Appreciation Partnership No. B-II, which, as reported in the Schedule 13G, is the owner of record of shares representing approximately 3.29% of the outstanding Common Stock, and ML Offshore LBO Partners No. B-II which, as reported in the Schedule 13G, is the owner of record of shares representing approximately 1.92% of the shares; (ii) KECALP Inc. and Merrill Lynch MBP Inc., each of which acts as general partners of limited partnerships that are record owners of shares (no single limited partnership is the record holder of more than 5% of the outstanding Common Stock); and (iii) ML IBK Positions, Inc. that, as reported in the Schedule 13G, owns of record less than 1% of such shares. The Merrill Lynch Entities are deemed to have shared voting and investment power with other ML&Co. affiliates with respect to the shares of Common Stock deemed to be beneficially owned by them. On March 25, 1999, ML Capital Partners orally advised the Company that the Merrill Lynch Entities had sold all of these shares in March 1999. The address for ML&Co., ML Group and ML IBK Positions, Inc. is 250 Vesey Street, World Financial Center, North Tower, New York, New York 10281. The address for each of the other Merrill Lynch Entities named above is 225 Liberty Street, New York, New York 10080. (d) Pursuant to an amendment dated January 7, 1999 to a Schedule 13G filed with the Commission by FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson, FMR Corp. indicated that it had sole voting power with respect to 222,000 shares and shared voting power with respect to no shares, and each of FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson indicated that they had sole dispositive power with respect to 1,649,450 shares. The address for each of FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson is 82 Devonshire Street, Boston, MA 02109.

(e) Pursuant to a Schedule 13G dated February 10, 1999 and filed with the Commission by AMVESCAP PLC on behalf of itself and its subsidiaries AVZ, Inc., AIM Management Group Inc., AMVESCAP Group Services, Inc., INVESCO, Inc., INVESCO North American Holdings, Inc., INVESCO Capital Management, Inc., INVESCO Funds Group, Inc., INVESCO Management & Research, Inc., INVESCO Realty Advisers, Inc., and INVESCO (NY) Asset Management, Inc. (collectively, "AMVESCAP"), AMVESCAP beneficially owns 1,325,800 shares and has shared voting power and shared dispositive power with respect to all such shares. The address for AMVESCAP is 11 Devonshire Square, London EC2M 4YR England, and 1315 Peachtree Street, N.E., Atlanta, Georgia 30309.



===============================================================================





(f) The shares listed include shares subject to options exercisable within 60 days of March 22, 1999 as follows: Mr. Spainhour, 155,000 shares; Ms. DeRosa, 69,333 shares; Mr. Parks, 625 shares; Ms. Barandiaran, 51,465 shares; and Mr. Smith, 2,581 shares. The shares listed also include restricted shares which have not yet vested and which are subject to forfeiture, as follows: Mr. Spainhour, 25,000 shares; and Ms. DeRosa, 10,000 shares.

(g) James J. Burke, Jr. and Gerald S. Armstrong serve on the Board of Directors of the Company and Ann Taylor as designees of ML&Co. and certain of its affiliates. Both Mr. Burke and Mr. Armstrong disclaim beneficial ownership of the shares beneficially owned by the Merrill Lynch Entities.

(h) 3,000 of these shares are held by Mr. Armstrong's spouse, as custodian for their children. Mr. Armstrong disclaims beneficial ownership of these shares.

(i) Shares are held in a pension fund of which Ms. Lazarus' spouse is the sole beneficiary. Ms. Lazarus has no voting or investment power with respect to these shares.

(j) The shares listed include 279,004 shares subject to options exercisable within 60 days of March 22, 1999, and 35,000 restricted shares that have not yet vested and are subject to forfeiture.


                           SECTION 16(a) BENEFICIAL
                        OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 (as amended) (the "Exchange Act"), requires the Company's directors and certain officers, and holders of more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission and the New York Stock Exchange reports of their ownership and changes in ownership of Common Stock. Copies of Section
16(a) reports are required to be furnished to the Company. Based solely on a review of the copies of such statements furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during fiscal year 1998, all transactions were reported on a timely basis, except that Mr. Hovsepian's initial statement of ownership was filed by the Company's counsel one business day late.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to an amendment to a Schedule 13G dated February 12, 1999 and filed with the Commission by the Merrill Lynch Entities, the Merrill Lynch Entities beneficially owned an aggregate of 1,733,628 shares, or approximately 6.7%, of the outstanding Common Stock. Messrs. Armstrong and Burke serve on the Boards of Directors of the Company and Ann Taylor as representatives of ML&Co. and its affiliates. Accordingly, ML&Co. and its affiliates are in a position to influence the management of the Company. Messrs. Armstrong and Burke are also members of the Compensation Committee of the Board of Directors of the Company. On March 25, 1999, ML Capital Partners orally advised the Company that the Merrill Lynch Entities had sold all of these shares in March 1999.

==============================================================================

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)    List of documents filed as part of this Annual Report:

          The following consolidated financial statements of the Company and the independent auditors' report are included on pages 36 through 56 and are filed as part of this Annual Report:

          Consolidated Statements of Operations for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997; Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998; Consolidated Statements of Stockholders' Equity for the fiscal years ended January 30, 1999, January 31, 1998, and February 1, 1997; Consolidated Statements of Cash Flows for the fiscal years ended January 30, 1999, January 31, 1998, and February 1, 1997; Notes to Consolidated Financial Statements; Independent Auditors' Report.

   (b)    Reports on Form 8-K

          The Company filed a report with the Commission on Form 8-K dated November 9, 1998 with respect to the dismissal of the amended complaint, filed in April 1998, of the purported class action lawsuit against the Company, Ann Taylor, certain officers and directors of the Company and Ann Taylor, ML&Co. and certain affiliates of ML&Co. The Company filed a report with the Commission on Form 8-K dated December 17, 1998 with respect to the plaintiffs' filing of a notice of appeal of such dismissal.

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

10.2     1989 Stock Option Plan.  Incorporated  by reference to Exhibit 10.18 to the Registration Statement of the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

10.2.1   Amendment to 1989 Stock Option  Plan.  Incorporated  by reference to
            Exhibit 10.15.1 to the Annual Report on Form 10-K of the Company filed on April 30, 1993.


===============================================================================

Exhibit Number
--------------


10.3     Lease, dated as of March 17, 1989, between Carven Associates and Ann
            Taylor concerning the West 57th Street headquarters. Incorporated by reference to Exhibit 10.21 to the Registration Statement of the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

10.3.1   First  Amendment to Lease,  dated as of November  14, 1990,  between
            Carven  Associates  and Ann Taylor.  Incorporated  by  reference  to
            Exhibit 10.17.1 to the Registration Statement of the Company filed on April 11, 1991 (Registration No. 33-39905).

10.3.2   Second  Amendment to Lease,  dated as of February 28, 1993,  between
            Carven  Associates  and Ann Taylor.  Incorporated  by  reference  to
            Exhibit 10.17.2 to the Annual Report on Form 10-K of the Company filed on April 29, 1993.

10.3.3   Extension  and  Amendment  to Lease  dated as of  October  1,  1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.11 to the Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26, 1993.

10.3.4   Modification of Amendment and Extension to Lease,  dated as of April
            14, 1994 between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.4 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

10.3.5   Fifth Amendment to Lease, dated as of March 14, 1995, between Carven
            Associates  and Ann Taylor.  Incorporated  by  reference  to Exhibit
            10.15.5 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

10.3.6   Sixth  Amendment  to Lease,  dated as of January  5,  1996,  between
            Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.6 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

10.3.7   Seventh  Amendment  to  Lease,  dated  as of June 5,  1996,  between
            Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.7 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

10.3.8   Eighth  Amendment to Lease,  undated,  between Pacific  Metropolitan
            Corporation  and Ann Taylor.  Incorporated  by  reference to Exhibit
            10.8.8 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

10.3.9   Ninth Amendment to Lease,  dated as of May 13, 1997, between Pacific
            Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.9 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

10.3.10  Tenth Amendment to Lease,  dated as of May 21, 1997, between Pacific
            Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.10 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

10.3.11  Eleventh  Amendment  to  Lease,  dated as of May 15,  1998,  between
            Pacific Metropolitan Corporation and Ann Taylor.

10.4     Tax  Sharing  Agreement,  dated as of July  13,  1989,  between  the
            Company and Ann Taylor. Incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration Statement of the Company and Ann Taylor filed on July 13, 1989 (Registration No.
            33-28522).

10.5     Employment  Agreement  dated as of  February  1,  1994  between  the
            Company and Sally Frame Kasaks. Incorporated by reference to Exhibit
            10.8 to the Form 10-Q of the Company for the Quarter ended October 29, 1994 filed on December 9, 1994.
==============================================================================

Exhibit Number
--------------


10.6     Employment Agreement dated February 16, 1996 between the Company and
            J. Patrick Spainhour. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the Company filed on April 8, 1996.

10.6.1   Amendment  to the  Employment  Agreement,  dated  August  23,  1996, between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

10.7     Employment Agreement dated November 25, 1996 between the Company and
            Patricia DeRosa. Incorporated by reference to Exhibit 10.3 to Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.8     Employment Agreement dated September 20, 1996 between Ann Taylor and
            Dwight F. Meyer. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.9     Separation  Agreement  dated July 15,  1997  between  Ann Taylor and
            Barry Shapiro. Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

10.10    The AnnTaylor  Stores  Corporation  1992 Stock Option and Restricted
            Stock and Unit Award Plan, Amended and Restated as of February 23, 1994 (the "1992 Option Plan"). Incorporated by reference to Exhibit
            10.15 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

10.10.1  Amendment to the AnnTaylor Stores  Corporation  Amended and Restated
            1992 Stock Option and Restricted Stock and Unit Award Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of the Company for the Quarter Ended August 2, 1997 filed on September 12, 1997.

10.10.2  Amendment to the AnnTaylor Stores Corporation Amended and Restricted
            1992 Stock Option and Restricted Stock and Unit Award Plan dated as of January 16, 1998. Incorporated by reference to Exhibit 10 of Form 8-K of the Company filed on March 12, 1998.

10.10.3  Amendment to the AnnTaylor Stores  Corporation  Amended and Restated
            1992 Stock Option and Restricted Stock and Unit Award Plan dated as of May 2, 1998. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of the Company for the Quarter ended April 2, 1998 filed on June 16, 1998.

10.11    AnnTaylor  Stores  Corporation   Amended  and  Restated   Management
            Performance Compensation Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.16 to the Form 10-Q of the Company for the Quarter Ended August 2, 1997 filed on September 12, 1997.

10.11.1  Amendment to the AnnTaylor Stores  Corporation  Amended and Restated
            Management Performance Compensation Plan dated as of March 12, 1998. Incorporated by reference to Exhibit 10.17.1 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

10.12    Associate Stock Purchase Plan.  Incorporated by reference to Exhibit
            10.31 to the Form 10-Q of the Company for the Quarter Ended October 31, 1992 filed on December 15, 1992.

10.13    AnnTaylor   Stores   Corporation    Deferred    Compensation   Plan.
            Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

==============================================================================

Exhibit Number
--------------



10.13.1  Amendment to the AnnTaylor Stores Corporation Deferred  Compensation
            Plan as approved by the Board of Directors on August 11, 1995. Incorporated by reference to Exhibit 10.33.1 to the Form 10-Q of the Company for the Quarter Ended July 29, 1995 filed on September 11, 1995.

10.14    Mortgage,  Assignment  of Rents and Leases,  Security  Agreement and
            Fixture Financing Statement dated November 20, 1995, between AnnTaylor Distribution Services, Inc., as Mortgagor, and General Electric Capital Assurance Company, as Mortgagee. Incorporated by reference to Exhibit 10.34 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

10.15    Promissory  Note  dated  November  20,  1995  from  Ann  Taylor  and
            AnnTaylor Distribution Services, Inc., collectively as Borrower, to General Electric Capital Assurance Company, as Lender. Incorporated by reference to Exhibit 10.35 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

10.16    Stock and Asset Purchase Agreement, dated as of June 7, 1996, by and among the Company, Ann Taylor, Cygne and Cygne Group (F.E.) Limited. Incorporated by reference to Exhibit 2 to the Registrants' Current Report on Form 8-K filed on June 10, 1996.

10.16.1  Amendment to Stock and Asset Purchase Agreement,  dated as of August
            27, 1996, by and among the Company, Ann Taylor, Cygne and Cygne Group (F.E.) Limited. Incorporated by reference to Exhibit 3 to the Registrants' Current Report on Form 8-K filed on August 30, 1996.

10.16.2  Stockholders  Agreement,  dated as of September 20, 1996,  among the
            Company,   Cygne  and  Cygne  Group  (F.E.)  Limited,  a  Hong  Kong
            corporation and wholly owned subsidiary of Cygne. Incorporated by reference to Exhibit 10.26.2 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

10.16.3  Consulting Agreement, dated as of September 20, 1996, by and between the Company, Cygne and Mr. Irving Benson. Incorporated by reference to Exhibit 10.26.4 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

10.17    Certificate  of Trust of AnnTaylor  Finance Trust.  Incorporated  by
            reference  to  Exhibit  4.1 to  the  Registration  Statement  of the
            Company  and  AnnTaylor   Finance  Trust  filed  on  June  21,  1996
            (Registration 333-06605).

10.17.1  Amended and Restated  Declaration  of Trust of  AnnTaylor  Finance
            Trust, dated as of April 25, 1996 among the Company, as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee and J. Patrick Spainhour, Paul E. Francis and Walter J. Parks, as Trustees. Incorporated by reference to Exhibit 4.2 to the Registration Statement of the Company and AnnTaylor Finance Trust filed on June 21, 1996 (Registration 333-06605).

10.17.2  Indenture,  dated as of  April  15,  1996,  among  AnnTaylor  Stores
            Corporation and The Bank of New York, as Trustee, including form of Preferred Securities and form of Convertible Subordinated Debentures due 2016. Incorporated by reference to Exhibit 4.3 to the Registration Statement of the Company and AnnTaylor Finance Trust filed on June 21, 1996 (Registration No. 333-06605).

10.18    Commitment  Letter dated as of May 7, 1998 among AnnTaylor,  Bank of
            America National Trust and Savings Association, BancAmerica Robertson Stephens, Citicorp USA and CoreStates Bank, N.A. Incorporated by reference to Exhibit 10.27 to the Form 10-Q of the Company for the Quarter Ended May 2, 1998 filed on June 16, 1998.

===============================================================================

Exhibit Number
--------------


10.19  Credit  Agreement,  dated as of June 30, 1998 among AnnTaylor,  Bank of America, Citicorp USA and First Union National Bank, as Co-Agents, the financial institutions from time to time party thereto, BancAmerica Robertson Stephens, as Arranger, and Bank of America, as Administrative Agent. Incorporated by reference to
            Exhibit 10.28 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.19.1  Trademark Security Agreement, dated as of June 30, 1998, made by Ann
            Taylor in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.1 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.19.2  Guaranty, dated as of June 30, 1998, made by the Company in favor of
            Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.2 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.19.3  Security and Pledge  Agreement,  dated as of June 30, 1998,  made by the Company in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.3 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.19.4  Security  and Pledge  Agreement,  dated as of June 30,  1998 made by
            AnnTaylor in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.4 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.19.5  Subsidiary  Guaranty,  dated as of June 30,  1998 made by  AnnTaylor
            Distribution Services in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.5 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.


10.20    AnnTaylor Stores Corporation  Long-Term Cash Incentive  Compensation
            Plan, as approved by stockholders on June 17, 1998. Incorporated by reference to Exhibit A to the Proxy Statement dated May 1, 1998 filed on May 6, 1998.

18       Preferability letter relating to the change in accounting principle.
            Incorporated by reference to Exhibit 18 to the Form 10-Q of the Company for the Quarter Ended May 2, 1998 filed on June 16, 1998.

21     Subsidiaries of the Company.

23     Consent of Deloitte & Touche LLP.

27     Financial Data Schedule.

==============================================================================

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

Date:  March 26, 1999


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ J. Patrick Spainhour    Chairman and Chief Executive     March 26, 1999
   ------------------------       Officer and Director
       J. Patrick Spainhour



   /s/ Patricia DeRosa        President and Chief Operating     March 26, 1999
   -------------------           Officer and Director
       Patricia DeRosa



   /s/ Walter J. Parks        Senior Vice President -            March 26, 1999
   -------------------           Chief Financial Officer
       Walter J. Parks              and Treasurer



   /s/ James M. Smith         Vice President and Controller      March 26, 1999
   --------------------         Principal Accounting Officer
       James M. Smith



   /s/ Gerald S. Armstrong    Director                          March 26, 1999
   -----------------------
       Gerald S. Armstrong



   /s/ James J. Burke, Jr.    Director                          March 26, 1999
   -----------------------
       James J. Burke, Jr.



   /s/ Wesley E. Cantrell     Director                          March 26, 1999
   ----------------------
       Wesley E. Cantrell



   /s/ Robert C. Grayson      Director                          March 26, 1999
   ---------------------
       Robert C. Grayson



   /s/ Ronald W. Hovsepian    Director                          March 26, 1999
   -----------------------
       Ronald W. Hovsepian



   /s/ Rochelle B. Lazarus    Director                          March 26, 1999
       -------------------
       Rochelle B. Lazarus




   /s/ Hanne M. Merriman      Director                          March 26, 1999
   ---------------------
       Hanne M. Merriman

===============================================================================

                         ANNTAYLOR STORES CORPORATION
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                      Page No.

Independent Auditors' Report...........................................  37

Consolidated Financial Statements:

     Consolidated Statements of Operations for the fiscal years ended
        January 30, 1999, January 31, 1998 and February 1, 1997........  38

     Consolidated Balance Sheets as of January 30, 1999
        and January 31, 1998...........................................  39

     Consolidated Statements of Stockholders' Equity for the
        fiscal years ended January 30, 1999, January 31,
        1998 and February 1, 1997.....................................  40

     Consolidated Statements of Cash Flows for the fiscal years ended
        January 30, 1999, January 31, 1998 and February 1, 1997.......  41

     Notes to Consolidated Financial Statements.......................  42

==============================================================================

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at January 30, 1999 and January 31, 1998 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of inventory valuation to the average cost method from the retail method.




DELOITTE & TOUCHE LLP


New York, New York
March 8, 1999
==============================================================================

                          ANNTAYLOR STORES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Fiscal  Years Ended  January 30, 1999,
                     January 31, 1998 and February 1, 1997






                                                 Fiscal Years Ended
                                         ------------------------------------
                                         January 30,  January 31,  February 1,
                                            1999          1998        1997
                                            ----          ----        ----


                                     (in thousands, except per share amounts)


Net sales................................$911,939     $781,028    $798,117
Cost of sales............................ 455,724      411,756     443,443
                                          -------      -------     -------
Gross profit............................. 456,215      369,272     354,674
Selling, general and administrative
   expenses                               349,955      308,232     291,027
Studio shoe stores closing expense.......    ---          ---        3,600
Employment contract separation expense...    ---          ---        3,500
Retirement of assets.....................   3,633         ---          ---
Amortization of goodwill.................  11,040      11,040       10,086
                                           ------      ------       ------

Operating income.........................  91,587      50,000       46,461
Interest expense.........................  18,117      19,989       24,416
Other expense, net.......................     567         548          403
                                           ------      ------       ------

Income before income taxes and
  extraordinary loss                       72,903      29,463       21,642
Income tax provision.....................  33,579      17,466       12,975
                                           ------      ------       ------
Income before extraordinary loss.........  39,324      11,997        8,667
Extraordinary loss (net of income
  tax benefit of $130,000)...............     ---         173          ---
                                           ------      ------       ------
    Net income........................... $39,324     $11,824      $ 8,667
                                          =======     =======      =======

Basic earnings per share:
    Basic earnings per share before
      extraordinary loss.................$   1.53    $   0.47      $  0.36
    Extraordinary loss per share.........     ---        0.01          ---
                                           ------      ------      -------
    Basic earnings per share.............$   1.53    $   0.46      $  0.36
                                          =======    ========      =======

Diluted earnings per share:
    Diluted earnings per share before
      extraordinary loss.................$   1.44    $   0.47      $  0.36
    Extraordinary loss per share.........     ---        0.01          ---
                                           ------      ------       ------
    Diluted earnings per share...........$   1.44    $   0.46      $  0.36
                                          =======    ========      =======






          See accompanying notes to consolidated financial statements.

==============================================================================

                          ANNTAYLOR STORES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     January 30, 1999 and January 31, 1998







                                                       January 30,   January 31,
                                                           1999         1998
                                                           ----         ----
                           Assets                           (in thousands)
Current assets
Cash and cash equivalents........................ .    $  67,031    $  31,369
Accounts receivable, net ...........................      71,049       60,211
Merchandise inventories ............................     136,748       97,234
Prepaid expenses and other current assets ..........      23,637       21,291
                                                         -------      -------
Total current assets ...............................     298,465      210,105
Property and equipment, net ........................     151,785      139,610
Goodwill, net ......................................     319,699      330,739
Deferred financing costs, net ......................       2,627        1,258
Other assets .......................................       2,841        1,949
                                                         -------      -------
Total assets........................................     775,417    $ 683,661
                                                         =======    =========

                      Liabilities and Stockholders' Equity
Current liabilities
Accounts payable....................................   $  65,419    $  38,185
Accrued salaries and bonus .........................      17,132        5,848
Accrued tenancy ....................................       8,465        6,727
Gift certificates redeemable .......................       7,008        5,935
Accrued expenses ...................................      30,527       30,110
Current portion of long-term debt ..................       1,206        1,119
                                                         -------      -------
Total current liabilities ..........................     129,757       87,924
Long-term debt .....................................     103,951      105,157
Other liabilities ..................................      12,386       10,082

Commitments and contingencies

Company-Obligated Mandatorily Redeemable Convertible
Preferred Securities of Subsidiary, AnnTaylor
Finance Trust, Holding Solely Convertible
Debentures .........................................      96,624       96,391
Stockholders' equity
Common stock, $.0068 par value;
40,000,000 shares authorized;
26,035,301 and 25,657,590 shares
issued, respectively ...............................         177          174
Additional paid-in capital .........................     359,805      350,647
Warrants to acquire 2,814 shares of common stock ...          46           46
Retained earnings ..................................      73,295       34,204
Deferred compensation on restricted stock ..........        (272)        (737)
                                                         -------      -------
                                                         433,051      384,334
Treasury stock, 17,201 and 12,659
shares, respectively,
at cost ............................................        (352)        (227)
                                                         -------      -------
Total stockholders' equity .........................     432,699      384,107
                                                         -------      -------
Total liabilities and stockholders' equity..........   $ 775,417    $ 683,661
                                                       =========    =========





            See accompanying notes to consolidated financial statements.

==============================================================================

                          ANNTAYLOR STORES CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Fiscal  Years Ended  January 30, 1999, January 31, 1998
                               and February 1, 1997
                                 (in thousands)





                                     Common Stock       Additional     Warrants                    Restricted    Treasury Stock
                                  -----------------       Paid-In      --------      Retained         Stock     ---------------
                                  Shares      Amount      Capital    Shares  Amount  Earnings         Awards    Shares   Amount
                                  ------      ------      -------    ------ -------  --------         ------    ------   ------


Balance at February 3, 1996......  23,128      $ 157      $311,284       37   $596   $14,120         $   (33)    45       $(436)
Net income.......................     ---        ---           ---      ---    ---     8,667             ---    ---         ---
Exercise of stock options and
   related tax benefit...........      18        ---           216      ---    ---       ---             ---    ---         ---
Exercise of warrants.............     ---        ---           314      (34)  (550)      ---             ---    (34)        236
Issuance of stock for Sourcing
    Acquisition..................   2,348         16        35,984      ---    ---       ---             ---    ---         ---
Amortization of discount on
    preferred securities.........     ---        ---           ---      ---    ---      (174)            ---    ---         ---
Activity related to common
   stock issued as employee
   incentives....................     104          1         1,747      ---    ---       ---          (1,557)     1          (6)
                                   ------        ---       -------     ----   ----    ------          ------    ---          --

Balance at February 1, 1997......  25,598        174       349,545        3     46    22,613          (1,590)    12        (206)
Net income.......................     ---        ---           ---      ---    ---    11,824             ---    ---         ---
Exercise of stock options and
   related tax benefit...........      48        ---           890      ---    ---       ---             ---      1         (10)
Amortization of discount on
    preferred securities.........     ---        ---           ---      ---    ---      (233)            ---    ---         ---
Activity related to common
   stock issued as employee
   incentives....................      12        ---           212      ---    ---       ---             853    ---         (11)
                                   ------        ---       -------     ----   ----    ------          ------    ---          --
Balance at January 31, 1998......  25,658        174       350,647        3     46    34,204            (737)    13        (227)
Net income.......................     ---        ---           ---      ---    ---    39,324             ---    ---         ---
Exercise of stock options and
   related tax benefit...........     373          3         9,061      ---    ---       ---             ---      3        (106)
Amortization of discount on
    preferred securities.........     ---        ---           ---      ---    ---      (233)            ---    ---         ---
Activity related to common
   stock issued as employee
   incentives....................       4        ---            97      ---    ---       ---             465      1         (19)
                                   ------        ---       -------     ----   ----    ------          ------    ---          --
Balance at January 30, 1999......  26,035      $ 177      $359,805        3    $46   $73,295         $  (272)    17       $(352)
                                   ======       ====      ========     ====   ====   =======          ======    ===       =====






              See accompanying notes to consolidated financial statements.

===============================================================================

                          ANNTAYLOR STORES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Fiscal  Years Ended  January 30, 1999,
                       January 31, 1998 and February 1, 1997

                                                                        Fiscal Years Ended
                                                        ---------------------------------------------
                                                        January 30,          January 31,   February 1,
                                                            1999                 1998         1997
                                                            ----                 ----         ----
                                                                           (in thousands)
Operating activities:
Net income ..........................................   $  39,324            $  11,824    $   8,667
Adjustments to reconcile net income to net cash
provided by operating activities:
Extraordinary loss ..................................        --                    303         --
Equity earnings in CAT ..............................        --                     --       (1,402)
Provision for loss on accounts receivable ...........       1,476                1,795        1,803
Depreciation and amortization .......................      28,783               27,803       26,208
Amortization of goodwill ............................      11,040               11,040       10,086
Amortization of deferred compensation ...............         465                1,065          191
Non-cash interest ...................................       1,290                1,419        1,574
Deferred income taxes ...............................       3,966               (2,687)        (985)
Loss on disposal of property and equipment ..........       4,175                  248        3,209
Change in assets and liabilities net of effects from
purchase of sourcing division:
Decrease (increase) in receivables ..................     (12,314)               1,599        4,987
Decrease (increase) in merchandise inventories ......     (39,514)               3,003
                                                                                              9,342
Decrease (increase) in prepaid expenses and
other current assets ................................      (5,581)               1,894          247
Decrease in other non-current assets and liabilities,
net .................................................         679                2,861          738
Increase in accounts payable and accrued liabilities       41,746                9,422        2,867
                                                           ------                -----        -----
Net cash provided by operating activities ...........      75,535               71,589       67,532
                                                           ------                -----        -----
Investing activities:
Purchases of property and equipment .................     (45,131)             (22,945)     (16,107)
Purchase of sourcing division .......................        --                     --         (227)
                                                           ------                -----        -----
Net cash used by investing activities ...............     (45,131)             (22,945)     (16,334)
                                                           ------                -----        -----
Financing activities:
Repayments under revolving credit facility ..........        --                     --     (101,000)
Net proceeds from issuance of preferred securities ..        --                     --       95,984
Repayment of term loan ..............................        --                (24,500)        --
Term loan prepayment penalty ........................        --                   (184)        --
Payments of mortgage ................................      (1,119)                (416)        (266)
Repayments under receivables facility ...............        --                   --        (40,000)
Proceeds from exercise of stock options .............       9,036                  869          210
Payment of financing costs ..........................      (2,659)                 (69)        (384)
                                                           ------                -----        -----
Net cash provided by (used by) financing activities .       5,258              (24,300)     (45,456)
                                                           ------                -----        -----
Net increase in cash ................................      35,662               24,344        5,742
Cash, beginning of year .............................      31,369                7,025        1,283
                                                           ------                -----        -----
Cash, end of year ...................................   $  67,031            $  31,369    $   7,025
                                                           ======               ======        =====
Supplemental disclosures of cash flow information:
Cash paid during the year for interest ..............   $  18,582            $  19,251    $  22,689
                                                           ======               ======        =====
Cash paid during the year for income taxes ..........   $  33,934            $  17,220    $   8,990
                                                           ======               ======        =====

          See accompanying notes to consolidated financial statements.

==============================================================================

                         ANNTAYLOR STORES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Ann Taylor is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold principally under the Ann Taylor brand name.


BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of AnnTaylor Stores Corporation (the "Company") and AnnTaylor, Inc. ("Ann Taylor"). The Company has no material assets other than the common stock of Ann Taylor and the common securities of AnnTaylor Finance Trust, a special purpose financing vehicle, and conducts no business other than the management of Ann Taylor. All intercompany accounts have been eliminated in consolidation.

      Certain Fiscal 1997 and 1996 amounts have been reclassified to conform to the Fiscal 1998 presentation.


FISCAL YEAR

      The Company follows the standard fiscal year of the retail industry, which is a 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year. All fiscal years presented included 52 weeks.

FINANCE SERVICE CHARGE INCOME

      Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $8,422,000 for Fiscal 1998, $8,568,000 for Fiscal 1997 and $9,024,000 for Fiscal
1996.


MERCHANDISE INVENTORIES

      Merchandise inventories are stated at the lower of average cost or market. Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to the average cost method. The Company believes the average cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change on February 1, 1998 was not material, and therefore no disclosure is noted on the Consolidated Statement of Operations. The effect of this accounting change on Fiscal 1998 net income was an increase of $1,272,000, or $0.04 per share on a diluted basis. It is not possible to determine the effect of the change on income in any previously reported fiscal years.


PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets (3 to 40 years) or, in the case of leasehold improvements, over the lives of the respective leases, if shorter.


===============================================================================

                         ANNTAYLOR STORES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


DEFERRED FINANCING COSTS

      Deferred financing costs are being amortized using the interest method over the term of the related debt. Accumulated amortization at January 30, 1999 and January 31, 1998 was $3,119,000 and $4,427,000, respectively.


GOODWILL

      Goodwill relating to the 1989 acquisition of Ann Taylor by the Company is being amortized on a straight-line basis over 40 years. Goodwill relating to the 1996 Sourcing Acquisition (see Note 14) is being amortized on a straight-line basis over 25 years. Accumulated amortization at January 30, 1999 and January 31, 1998 was $98,891,000 and $87,851,000, respectively. On an annual basis, the Company compares the carrying value of its goodwill to an estimate of the Company's fair value to evaluate the reasonableness of the carrying value and remaining amortization period. Fair value is computed using projections of future non-discounted cash flows.


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


RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for the Company for the quarter ended October 30, 1999. SFAS No. 133 establishes accounting and reporting standards for derivatives and for hedging activities. Management is currently evaluating the impact of this standard and believes its adoption will not affect the Company's consolidated financial position, results of operations or cash flows.


===============================================================================

                         ANNTAYLOR STORES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for the Company for fiscal years beginning after December 15, 1998. The application of SOP 98-1 is not anticipated to have a material impact on the Company's consolidated financial statements.

2. LONG-TERM DEBT

      The following table summarizes long-term debt outstanding at January 30, 1999 and January 31, 1998:


                                                  January 30, 1999      January 31, 1998
                                                  ----------------      ----------------
                                                 Carrying Estimated  Carrying   Estimated
                                                  Amount  Fair Value  Amount   Fair Value
                                                  ------  ----------  ------   ----------

                                                                 (in thousands)

Mortgage....................................   $  5,157   $  5,157   $  6,276   $  6,276
8 3/4% Notes ...............................    100,000    101,875    100,000    100,500
- - -                                           -------    -------    -------    -------
Total debt .................................    105,157    107,032    106,276    106,776
                                                -------    -------    -------    -------
  Less current portion .....................      1,206      1,206      1,119      1,119
  Total long-term debt......................   $103,951   $105,826   $105,157   $105,657
                                               ========   ========   ========   ========


      In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the Company determined the estimated fair value of its financial instruments using quoted market information, as available. As judgement is involved, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

      On June 30, 1998, Ann Taylor entered into a new $150,000,000 senior secured revolving credit facility (the "Credit Facility") with a syndicate of lenders. This facility replaced Ann Taylor's then-existing $122,000,000 bank credit agreement that was scheduled to expire in July 1998 and also resulted in the non-renewal by Ann Taylor's sourcing division of its $50,000,000 credit facility and in the non-renewal by AnnTaylor Funding, Inc. of a $40,000,000 accounts receivable facility. The Credit Facility is used by Ann Taylor for the issuance of commercial and standby letters of credit and to provide funds for other general corporate purposes.

      Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. The Company did not make any borrowings under the loan provisions of the Credit Facility during Fiscal 1998 and there were no loans outstanding at fiscal year end. The outstanding loan balance is required to be reduced to zero for the thirty-day period commencing January 1 each year. This cleandown period was achieved for January 1999. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at January 30, 1999 was approximately $131,054,000. Commercial and standby letters of credit outstanding under the Credit Facility at January 30, 1999 were approximately $65,763,000.


==============================================================================

                            ANNTAYLOR STORES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


2. LONG-TERM DEBT (CONTINUED)

      Amounts  outstanding  under the Credit  Facility  bear  interest at a rate equal to, at Ann Taylor's option, the lead lender's Base Rate or Eurodollar Rate, plus a margin ranging from 0.25% to 1.00% and from 1.25% to 2.00%, respectively. In addition, Ann Taylor is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.375% to 0.5% per annum. Fees for outstanding commercial and standby letters of credit range from 0.625% to 1.0% and from 1.25% to 2.0%, respectively.

      The Credit Facility contains financial and other covenants, including limitations on indebtedness, liens, investments and capital expenditures, restrictions on dividends or other distributions to stockholders and maintenance of certain financial ratios including specified levels of net worth. For Fiscal 1998, the capital expenditure limit was $52,000,000. For Fiscal 1999, capital expenditures are limited to a maximum of $55,000,000.

      The lenders have been granted a pledge of the common stock of Ann Taylor and certain of its subsidiaries, and a security interest in substantially all other tangible and intangible assets, including accounts receivable, trademarks, inventory, store furniture and fixtures, of Ann Taylor and its subsidiaries, as collateral for Ann Taylor's' obligations under the Credit Facility.

      The Credit Facility matures on June 30, 2000 and includes an automatic one-year extension, contingent upon the satisfaction of certain conditions. In addition, the commitments under the Credit Facility terminate on February 16, 2000 unless Ann Taylor's outstanding 8 3/4% Subordinated Notes due 2000 (the "8 3/4% Notes") are refinanced on or prior to such date with the proceeds of subordinated debt or capital stock, the terms and conditions of which are reasonably satisfactory to the Requisite Lenders under the Credit Facility.

      On June 28, 1993, Ann Taylor issued $110,000,000 principal amount of its 8 3/4% Notes. The outstanding principal amount of these notes as of January 30, 1999 was $100,000,000.

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

      Ann Taylor and its wholly owned subsidiary AnnTaylor Distribution Services, Inc. are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage loan balance at January 30, 1999 was $5,157,000.

      The aggregate principal payments of all long-term obligations are as follows:

         Fiscal Year                                    (in thousands)
         -----------
          1999...........................................  $  1,206
          2000...........................................   101,300
          2001...........................................     1,401
          2002...........................................     1,250
                                                            -------

             Total.......................................  $105,157
                                                           ========


===============================================================================

                            ANNTAYLOR STORES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



3. PREFERRED SECURITIES

      In April and May of Fiscal 1996, the Company completed the sale of an aggregate of $100,625,000 of 8 1/2% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities (the "preferred securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). The preferred securities have a liquidation preference of $50 per security ($100,625,000 in the aggregate) and are convertible at the option of the holders thereof into the Company's common stock at a conversion rate of
2.545 shares of common stock for each preferred security (equivalent to $19.65 per share of common stock, which represented a 20% premium to the $16.375 closing price of the common stock on the New York Stock Exchange at the date of the execution of the purchase agreement relating to the sale of the preferred securities). The sole assets of the Trust are $103,700,000 of 8 1/2% Convertible Subordinated Debentures of the Company maturing on April 15, 2016. A total of 2,012,500 preferred securities were issued, and are convertible into an aggregate of 5,121,812 shares of the Company's common stock. The Company received net proceeds of $95,984,000 in connection with the sale of the preferred securities. The carrying value and estimated fair value of the preferred securities at January 30, 1999 were $96,624,000 and $196,219,000, respectively.


4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

      A summary of activity in the allowance for doubtful accounts for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 is as follows:


                                                    Fiscal Years Ended
                                           -----------------------------------
                                           January 30, January 31, February 1,
                                              1999        1998         1997
                                              ----        ----         ----


                                                   (in thousands)

Balance at beginning of year ............   $   812    $   811    $   736
Provision for loss on accounts receivable     1,476      1,795      1,803
Accounts written off ....................    (1,468)    (1,794)    (1,728)
                                             ------     ------     ------
Balance at end of year ..................   $   820    $   812    $   811
                                            =======    =======    =======



5. COMMITMENTS AND CONTINGENCIES

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


==============================================================================

                            ANNTAYLOR STORES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Future minimum lease payments under non-cancelable operating leases at January 30, 1999 are as follows:


      Fiscal Year                                   (in thousands)
      -----------
        1999.........................................$  78,042
        2000.........................................   77,068
        2001.........................................   73,767
        2002.........................................   71,265
        2003.........................................   64,978
        2004 and thereafter..........................  252,340
                                                       -------
        Total........................................$ 617,460
                                                       =======

      Rent expense for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 was as follows:


                                                Fiscal Years Ended
                                        --------------------------------------
                                        January 30,  January 31,   February 1,
                                            1999          1998         1997
                                            ----          ----         ----

                                                   (in thousands)

       Minimum rent ...................   $66,358      $59,495      $55,571
       Percentage rent.................     2,414        1,671        2,433
                                            -----        -----        -----
       Total ..........................   $68,772      $61,166      $58,004
                                           ======       ======       ======

LITIGATION

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

      In  addition,  the  Company,  Ann  Taylor,  certain  directors  and former officers and directors of the Company and Ann Taylor, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. have been named as defendants in a purported class action lawsuit filed in April 1996 by certain alleged stockholders alleging that the Company and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of the Company's common stock during the period from February 3, 1994 through May 4, 1995. On March 10, 1998, the Court issued an Opinion dismissing the complaint. The Court's Opinion granted the plaintiffs leave to amend and re-file the complaint within thirty days of the date of the Opinion, and an amended complaint was filed by the plaintiffs on April 9, 1998. On November 9, 1998, the Court issued an Opinion dismissing, with prejudice, the amended complaint. On or about December 15, 1998, the plaintiffs filed a notice of appeal to the U.S District Court of Appeals, Second Circuit, seeking review of the Appellate Court's decision. The appeal is presently pending, and any liability that may arise from this action cannot be predicted at this time. The Company believes that the amended complaint is without merit and intends to defend the action vigorously.


6. NET INCOME PER SHARE

      Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock, that are issuable by the Company upon the conversion of all outstanding warrants, stock options, and convertible preferred securities. Basic and diluted earnings per share calculations follow:

==============================================================================

                         ANNTAYLOR STORES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


6. NET INCOME PER SHARE (CONTINUED)

                                                                  Fiscal Years Ended
                              -------------------------------------------------------------------------------------

                                   January 30, 1999            January 31, 1998               February 1, 1997
                               -----------------------   -----------------------------  ---------------------------
                                                    (In thousands, except per share amounts)

                                                 Per                             Per                     Per
                                                Share                           Share                   Share
                               Income  Shares   Amount   Income        Shares   Amount  Income  Shares  Amount
                               ------  ------   ------   ------        ------   ------  ------  ------  ------
Basic Earnings per Share
Income available
   to common stockholders
before extraordinary loss     39,324    25,715   $1.53   $11,997       25,628   $0.47  $8,667   23,981   $0.36

Effect of Dilutive
Securities
Warrants .................      --           3               --             3             --       22
Stock options ............      --         166               --            62             --       57
Preferred securities .....     5,189     5,122               --            --             --       --
                               -----     -----            -----        ------           ----     -----
Diluted Earnings per Share
Income available
to common stockholders
before extraordinary loss     44,513    31,006   $1.44  $11,997        25,693   $0.47   $8,667   24,060   $0.36
                              ======    ======   =====  =======        ======   =====   ======   ======   =====



Conversion of the preferred securities into common stock is not included in the computation of diluted earnings per share for the fiscal years ended January 31, 1998 and February 1, 1997 due to the antidilutive effect of the conversion as of such dates.


7. ENTERPRISE-WIDE OPERATING INFORMATION

      In Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, major customers and the material countries in which the entity holds assets and reports revenues.

      The  Company  is a  specialty  retailer  of  women's  apparel,  shoes  and accessories. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated into one reportable segment. The Company believes that the customer base for its stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop.
==============================================================================

                         ANNTAYLOR STORES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



8. OTHER EQUITY

COMMON STOCK WARRANTS

      At January 30, 1999, the Company had outstanding warrants to acquire, in the aggregate, 2,814 shares of the common stock of the Company (the "Warrants"). The Warrants, when exercised, entitle the holders thereof to acquire such shares, subject to adjustment, at no additional cost. The Warrants became exercisable as a result of the initial public offering of the Company's common stock in May 1991, and expire on July 15, 1999.

PREFERRED STOCK

      At January 30, 1999, January 31, 1998 and February 1, 1997, there were 2,000,000 shares of preferred stock, par value $0.01, authorized and unissued.



9. PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:
                                                         Fiscal Years Ended
                                                      ------------------------
                                                      January 30,   January 31,
                                                           1999         1998
                                                           ----         ----
                                                            (in thousands)
          Land and building..........................  $  8,683      $  8,625
          Leasehold improvements.....................    93,168        85,332
          Furniture and fixtures.....................   153,395       136,314
          Construction in progress...................    11,059         6,422
                                                        -------       -------
                                                        266,305       236,693
          Less accumulated depreciation and
            amortization                                114,520        97,083
                                                        -------        ------
               Net property and equipment............  $151,785      $139,610
                                                       ========      ========


10.    STOCK OPTION PLANS

      In 1989 and 1992, the Company established stock option plans. At January 30, 1999 71,683 shares of common stock were reserved for issuance under the 1989 plan and 2,601,906 shares of common stock were reserved for issuance under the 1992 plan. Under the terms of both plans, the exercise price of any option may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options granted prior to 1994 generally vest over a five year period, with 20% becoming exercisable immediately upon grant of the option and 20% per year for the next four years. Stock options granted since 1994 generally vest either (i) over a four year period, with 25% becoming exercisable on each of the first four anniversaries of the grant, or (ii) in seven or nine years with accelerated vesting upon the achievement of specified earnings or stock price targets within a five year period. All stock options granted under the 1989 plan and the 1992 plan expire ten years from the date of grant. At January 30, 1999, there were 21,077 shares under the 1989 plan and 1,260,614 shares under the 1992 plan available for future grant.

==============================================================================

                         ANNTAYLOR STORES CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


10. STOCK OPTIONS PLANS (CONTINUED)

      The Company  accounts for the stock options in accordance  with Accounting
Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards. Had compensation costs of option awards been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company would have been required to prepare a fair value model for such options and record such amount in the financial statements as compensation expense. Proforma net income before extraordinary loss and net income per share before extraordinary loss after taking into account such expense would have been $38.4 million and $1.41, respectively for Fiscal 1998, $11.0 million and $0.43, respectively, for Fiscal 1997, and $8.2 million and $0.34, respectively, for Fiscal 1996. For purposes of this calculation, the Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes option pricing model with the following weighted average assumptions used for grants for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997: risk-free interest rate of 5.4%, 6.2% and 5.8%, respectively; expected life of 4.0 years, 5.0 years and 4.3 years, respectively; and expected volatility of 59.4%, 67.9% and 55.2%, respectively.

      The following summarizes stock option transactions for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997:

                                                           Weighted      Number
                                       Option Prices    Average Price  of Shares
                                       -------------    -------------  ---------

Outstanding Options February 3, 1996   $6.80 - $44.125    $ 28.00    1,554,177
Granted ............................   $11.00-$21.625     $ 17.52      463,500
Exercised ..........................   $ 6.80             $  6.80      (18,234)
Canceled ...........................   $11.50-$42.75      $ 27.31     (335,358)
                                                                     ---------

Outstanding Options February 1, 1997   $ 6.80-$44.125     $22.69     1,664,085
Granted ............................   $14.25-$22.75      $20.60       590,000
Exercised ..........................   $ 6.80-$20.00      $15.45       (47,436)
Canceled ...........................   $11.50-$39.75      $25.11      (585,557)
                                                                     ---------
Outstanding Options January 31, 1998   $ 6.80-$44.125     $21.20     1,621,092
Granted ............................   $14.00-$36.25      $17.52       306,574
Exercised ..........................   $ 6.80-$36.25      $19.09      (373,544)
Canceled ...........................   $ 6.80-$42.50      $23.68      (162,224)
                                                                     ---------
Outstanding Options January 30, 1999   $ 6.80-$44.125     $20.67     1,391,898
                                                                     =========

      At January 30, 1999, January 31, 1998 and February 1, 1997 there were exercisable 696,596 options, 450,776 options and 660,290 options, respectively, which have weighted average exercise prices of $19.76 per share, $19.02 per share and $21.03 per share, respectively.

      In 1994, the Company's 1992 stock option plan was amended and restated to include restricted stock and unit awards. A unit represents the right to receive the cash value of a share of common stock on the date the restrictions on the unit lapse. The restrictions on grants generally lapse over a four year period from the date of the grant. In the event a grantee terminates employment with the Company, any restricted stock or restricted units remaining subject to restrictions are forfeited. During 1997 and 1998, certain executives were awarded restricted common stock and, in some cases restricted units. The resulting unearned compensation expense, based upon the market value on the date of grants, was charged to stockholders' equity and is being amortized over the restricted period.



===============================================================================

                         ANNTAYLOR STORES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


11.    EXECUTIVE COMPENSATION

      Effective August 23, 1996, a former executive and Director of the Company and Ann Taylor resigned from her position. See Note 13 for a discussion of the Company's obligations under the former executive's employment agreement.

      Upon this resignation, the Company's then-President and Chief Operating Officer J. Patrick Spainhour was promoted to the position of Chairman and Chief Executive Officer. In connection with this promotion, Mr. Spainhour was granted 75,000 shares of restricted common stock. The resulting unearned compensation expense of $1,171,875, based on the market value on the date of the grant, was charged to stockholders' equity and is being amortized over the restricted period applicable to these shares. Additionally, as of December 9, 1996, the President and Chief Operating Officer of the Company received a grant of 30,000 restricted shares of common stock and 20,000 restricted units. The resulting unearned compensation expense of $592,500, based on the market value on the date of the grant, was charged to stockholders' equity and is being amortized over the restricted period applicable to these shares. As of January 30, 1999, 35,000 shares of restricted stock and 6,667 restricted units had not yet vested.


12.  EXTRAORDINARY ITEM

      On July 2, 1997, the Company used available cash to prepay $24,500,000, the outstanding balance of its term loan due September 1998, which resulted in an extraordinary charge to earnings in Fiscal 1997 of $173,000, net of income tax benefit.


13.  NONRECURRING CHARGES

STUDIO SHOE STORES CLOSING

      In connection with the planned closing of all of the Company's Ann Taylor Studio shoe stores, announced in January 1997, the Company recorded a pre-tax charge of $3,600,000 in Fiscal 1996. Of the total impairment loss, $2,500,000 represented impairment of long-lived assets such as properties and store fixtures and $1,100,000 pertained to lease and other related costs for these locations until the properties are sublet.

RESIGNATION OF A FORMER EXECUTIVE

      Effective August 23, 1996, a former executive and Director of the Company and Ann Taylor resigned. In connection with this resignation, a one-time pre-tax charge of $3,500,000 was recorded in Fiscal 1996 relating to the estimated costs of the Company's obligations under the former executive's employment contract with the Company.

RETIREMENT OF ASSETS

      In the fourth quarter of Fiscal 1998, the Company recorded a $3,633,000 non-cash pre-tax charge for the retirement of certain assets. This charge related to the write-off of the net book value of the assets relinquished during the renovation of the Company's corporate offices.

==============================================================================

                         ANNTAYLOR STORES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



14.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MERRILL LYNCH AND ITS AFFILIATES

      At January 30, 1999, certain affiliates of ML&Co. held approximately 6.7% of the Company's outstanding common stock. Two of the members of the Board of Directors of the Company and Ann Taylor serve as representatives of ML&Co. and its affiliates. As a result, ML&Co. and such affiliates are in a position to influence the management of the Company and Ann Taylor.

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


SOURCING ACQUISITION

      In Fiscal 1995, the Company purchased approximately 16% of its merchandise directly from Cygne Designs, Inc. ("Cygne") and an additional 38% of its merchandise through the Company's direct sourcing joint venture with Cygne known as CAT. On September 20, 1996 (the "Effective Date"), pursuant to the Stock and Asset Purchase Agreement dated as of June 7, 1996, by and among the Company, Ann Taylor, Cygne and Cygne Group F.E. Limited (as amended, the "Purchase Agreement"), Ann Taylor acquired the entire interest of Cygne in CAT and certain of the assets (the "Assets") of the Ann Taylor Woven Division of Cygne (the "Division") that were used for sourcing merchandise for Ann Taylor (the "Sourcing Acquisition"). As a result of the Sourcing Acquisition, CAT became an indirect wholly owned subsidiary of the Company. CAT was subsequently merged into Ann Taylor and now performs all of Ann Taylor's direct sourcing functions, including those previously provided by the Division, as a division of Ann Taylor. For financial reporting purposes, the transaction has been accounted for as of the Effective Date under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations".

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

===============================================================================

                         ANNTAYLOR STORES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



14.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)


                                                    Fiscal Year Ended
                                                     February 1, 1997
                                                    -----------------
                                                    Actual      Proforma
                                                    ------      --------
                                       (in thousands, except per share amounts)
    Net sales......................................$ 798,117    $798,117
    Net income.....................................$  8,667     $11,595
    Basic and diluted earnings per share...........$   0.36     $  0.45
    Weighted average shares........................  23,981      25,458
    Weighted average shares, assuming dilution.....  24,060      25,537


      The proforma data set forth above does not purport to be indicative of the results that actually would have occurred if the Sourcing Acquisition had occurred at the beginning of the period presented or of results which may occur in the future.

      A summary of the noncash activity that occurred in the fiscal year ended February 1, 1997 in conjunction with the Sourcing Acquisition is as follows:


                                                                (in thousands)

    Fair value of assets acquired .............................  $   4,727
    Excess of purchase price over the fair value
       of net assets acquired..................................     38,340
    Ann Taylor's previous investment in CAT....................     (6,840)
    Issuance of the Company's common stock.....................    (36,000)
                                                                   -------
    Cash paid .................................................  $     227
                                                                   =======

15.   INCOME TAXES

      The provision for income taxes for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 consists of the following:


                                              Fiscal Years Ended
                                      ------------------------------------
                                      January 30,  January 31,  February 1,
                                           1999       1998         1997
                                           ----       ----         ----
                                                 (in thousands)
    Federal:
      Current...........................$ 21,589    $14,427     $ 9,898
      Deferred..........................   2,748     (1,917)       (802)
                                          ------     ------     -------
        Total federal...................  24,337     12,510       9,096
                                          ------     ------     -------
    State and local:
      Current...........................   7,869      5,538       3,844
      Deferred..........................   1,217       (769)       (152)
                                          ------     ------     -------
        Total state and local...........   9,086      4,769       3,692
                                          ------     ------     -------
    Foreign:
      Current...........................     156        187         187
      Deferred..........................     ---        ---         ---
                                          ------     ------     -------
        Total foreign...................     156        187         187
                                          ------     ------     -------
      Total.............................$ 33,579    $17,466     $12,975
                                        ========    =======     =======

=============================================================================

                         ANNTAYLOR STORES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



15.   INCOME TAXES (CONTINUED)

      The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 is as follows:


                                                                Fiscal Years Ended
                                                      --------------------------------------
                                                      January 30,   January 31,   February 1,
                                                          1999          1998         1997
                                                          ----          ----         ----

                                                                   (in thousands)
Income before income taxes and extraordinary
loss ...............................................   $ 72,903     $ 29,463     $ 21,642
                                                       ========     ========     ========
Federal statutory rate .............................         35%          35%          35%
                                                       ========     ========     ========
Provision for income taxes at federal statutory rate   $ 25,516     $ 10,312     $  7,575
State and local income taxes, net of federal
income tax benefit .................................      4,660        3,800        2,273
Non-deductible amortization of goodwill ............      3,500        3,500        3,429
Unremitted earnings of foreign subsidiaries ........       (188)        (314)
                                                                                     (382)
Other ..............................................         91          168           80
                                                       --------     --------     --------
Provision for income taxes..........................   $ 33,579     $ 17,466     $ 12,975
                                                       ========     ========     ========


      The tax effects of significant items comprising the Company's net deferred tax assets as of January 30, 1999 and January 31, 1998 are as follows:

                                             January 30, 1999  January 31, 1998
                                             ----------------  ----------------
                                                        (in thousands)
    Current:
     Inventory..................................   $    128    $  2,854
     Accrued expenses...........................      3,812       4,269
     Real estate................................     (1,686)     (1,634)
     Other......................................        ---         ---
                                                     ------     -------
    Total current...............................   $  2,254    $  5,489
                                                    =======     =======
    Noncurrent:
     Depreciation and amortization..............   $ (5,510)   $ (4,982)
     Rent expense...............................      4,786       4,364
     Other......................................        276         901
                                                     ------     -------
  Total noncurrent............................     $   (448)   $    283
                                                    =======     =======

      Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company's financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings except those that are considered permanently reinvested, which at January 30, 1999 amounted to approximately $6,864,000. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $2,149,000.


==============================================================================

                           ANNTAYLOR STORES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



16. RETIREMENT PLANS

      SAVINGS PLAN. Ann Taylor maintains a defined contribution 401(k) savings plan for substantially all full-time employees of Ann Taylor and its subsidiaries. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. Ann Taylor makes a matching contribution of 50% with respect to the first 3% of each participant's annual earnings contributed to the plan. Ann Taylor's contributions to the plan for Fiscal 1998, Fiscal 1997 and Fiscal 1996 were $592,000, $519,000 and $390,000, respectively.

      PENSION PLAN. Substantially all full-time employees of Ann Taylor and its subsidiaries are covered under a noncontributory defined benefit pension plan. Through December 31, 1997, the pension plan was a "cash balance pension plan". Each participant accrued a benefit based on compensation and years of service with Ann Taylor. As of January 1, 1998, the Plan was amended and the formula to calculate benefits was changed to a career average formula. The new career average formula was used to determine the funding status of the plan beginning in Fiscal 1997. Ann Taylor's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.

      In Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pension and other postretirement benefits, eliminates certain disclosures, and requires additional information on the changes in the benefit obligations and fair value of plan assets.

      The following table provides information for the Pension Plan at January 30, 1999, January 31, 1998 and February 1, 1997:



                                                   Fiscal Years Ended
                                              ---------------------------------
                                             January 30, January 31, February 1,
                                                  1999       1998        1997
                                                  ----       ----        ----

                                                          (in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year .......   $ 3,820    $ 3,413    $ 2,893
Service cost ................................       669        571        981
Interest ....................................       292        250        212
Plan amendments .............................      --           81       --
Actuarial loss (gain) .......................       348       (103)      (316)
Benefits paid ...............................      (487)      (392)      (357)
                                                  ------     ------     ------
Benefit obligation, end of year..............     4,642      3,820      3,413
                                                  ------     ------     ------
Change in plan assets:
Fair value of plan assets, beginning of year      5,128      4,745      2,537
Actual return on plan assets ................     1,205        907      2,333
Employer contribution (refund) ..............     1,640       (132)       232
Benefits paid ...............................      (487)      (392)      (357)
                                                  ------     ------     ------
Fair value of plan assets, end of year ......     7,486      5,128      4,745
                                                  ------     ------     ------

Funded status (fair value of plan assets less
benefit obligation) .........................     2,844      1,308      1,332
Unrecognized net actuarial gain .............    (1,675)    (1,361)      (802)
Unrecognized prior service cost .............        69         75       --
                                                  ------     ------     ------
Prepaid benefit cost.........................   $ 1,238    $    22    $   530
                                                 ======    =======    =======

==============================================================================

                           ANNTAYLOR STORES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


16. RETIREMENT PLANS  (CONTINUED)

Net pension cost includes the following components:

                                                      Fiscal Years Ended
                                           ------------------------------------
                                           January 30,   January 31, February 1,
                                              1999           1998        1997
                                              ----           ----        ----

Service cost..............................$    669      $    571    $     981
Interest cost.............................     292           250          213
Expected return on assets.................    (481)         (409)        (218)
Amortization of prior gains...............     (61)          (42)          (9)
Amortization of prior service cost........       6             6          ---
                                             -----       -------     --------
Net periodic pension cost.................$    425      $    376    $     967
                                          ========      ========    =========


For the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, the following actuarial assumptions were used:


                                                      Fiscal Years Ended

                                          January 30,    January 31, February 1,
                                              1999           1998        1997
                                              ----           ----        ----

Discount rate.............................    6.75%         7.50%        8.00%
Long-term rate of return on assets........    9.00%         9.00%        9.00%
Rate of increase in future compensation...    4.00%         4.00%        4.00%


17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       Quarter
                                          -------------------------------------
                                          First    Second     Third      Fourth
                                          -----    ------     -----      ------

                                       (in thousands, except per share amounts)
Fiscal 1998
Net sales ..........................   $198,170   $223,393   $227,535   $262,841
Gross profit .......................    101,334    104,934    124,418    125,529
Net income .........................   $  6,419   $  7,044   $ 14,074   $ 11,787
                                       ========   ========   ========   ========

Basic earnings per share ...........   $   0.25   $   0.27   $   0.55   $   0.46
                                       ========   ========   ========   ========
Diluted earnings per share .........   $   0.25   $   0.27   $   0.50   $   0.42
                                       ========   ========   ========   ========

Fiscal 1997
Net sales ..........................   $197,064   $184,999   $187,200   $211,765
Gross profit .......................     98,636     85,354     92,732     92,550
Income before extraordinary loss ...      6,475        985      2,185      2,352
Extraordinary loss .................       --          173       --         --
                                       --------   --------   --------   --------
Net income .........................   $  6,475   $    812   $  2,185   $  2,352
                                       ========   ========   ========   ========

Basic and diluted earnings per share
before extraordinary loss ..........   $   0.25   $   0.04   $   0.09   $   0.09
Extraordinary loss per share .......       --         0.01       --         --
                                       --------   --------   --------   --------
Basic and diluted earnings per share   $   0.25   $   0.03   $   0.09   $   0.09
                                       ========   ========   ========   ========

      In the fourth quarter of Fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". All previously reported per share information has been recalculated. The sum of the quarterly per share data may not equal the annual amounts due to changes in the weighted average shares and share equivalents outstanding.