Form 10-Q
period 1999-05-01
TAYLOR ANN STORES CORP
filed 1999-06-11
CIK 874214

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 1, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    Outstanding as of
             Class                                    May 28, 1999
             -----                                    ------------
  Common Stock, $.0068 par value                       26,327,838


===============================================================================

                               INDEX TO FORM 10-Q






                                                                        Page No.
                                                                    --------
   PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Statements of Operations
                  for the Quarters Ended May 1, 1999
                  and May 2, 1998..................................... 3
               Condensed Consolidated Balance Sheets at
                  May 1, 1999 and January 30, 1999...................  4
               Condensed Consolidated Statements of Cash Flows
                  for the Quarters Ended May 1, 1999 and
                  May 2, 1998........................................  5
               Notes to Condensed Consolidated Financial Statements..  6

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................  9


   PART II. OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders .. 17

      Item 5.  Other Information..................................... 18

      Item 6.  Exhibits and Reports on Form 8-K...................... 18

==============================================================================

                          PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements



                          ANNTAYLOR STORES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Quarters Ended May 1, 1999 and May 2, 1998
                                 (unaudited)

                                                          Quarters Ended
                                                          --------------
                                                     May 1, 1999   May 2, 1998
                                                     -----------   -----------

                                                     (in thousands, except per
                                                           (share amounts)

Net sales............................................$ 249,400     $ 198,170
Cost of sales........................................  118,063        96,836
                                                       -------        ------

Gross profit.........................................  131,337       101,334
Selling, general and administrative expenses.........   97,156        81,129
Amortization of goodwill.............................    2,760         2,760
                                                       -------        ------
Operating income.....................................   31,421        17,445
Interest expense.....................................    4,321         4,727
Other expense, net...................................      668           180
                                                       -------        ------
Income before income taxes...........................   26,432        12,538
Income tax provision.................................   11,677         6,119
                                                       -------        ------
   Net income........................................$  14,755     $   6,419
                                                       =======        ======

Basic earnings per share.............................$    0.56     $    0.25
                                                       =======        ======
Diluted earnings per share...........................$    0.51     $    0.25
                                                       =======        ======



    See accompanying notes to condensed consolidated financial statements.
==============================================================================

                          ANNTAYLOR STORES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        May 1, 1999 and January 30, 1999

                                                         May 1,   January 30,
                                                          1999        1999
                                                          ----        ----
                                                       (unaudited)
                                                           (in thousands)
                                     ASSETS
Current assets
    Cash and cash equivalents........................  $ 65,473    $ 67,031
    Accounts receivable, net.........................    73,458      71,049
    Merchandise inventories..........................   136,353     136,748
    Prepaid expenses and other current assets........    24,965      23,637
                                                       --------    --------
      Total current assets...........................   300,249     298,465
Property and equipment, net..........................   156,701     151,785
Goodwill, net .......................................   316,939     319,699
Deferred financing costs, net .......................     2,291       2,627
Other assets.........................................     2,649       2,841
                                                       --------    --------
      Total assets...................................  $778,829    $775,417
                                                       ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable.................................  $ 48,020    $ 65,419
    Accrued salaries and bonus.......................    11,113      17,132
    Accrued tenancy..................................     8,113       8,465
    Accrued expenses.................................    43,076      37,535
    Current portion of long-term debt................     1,231       1,206
                                                       --------    --------
      Total current liabilities......................   111,553     129,757
Long-term debt.......................................   103,632     103,951
Other liabilities....................................    12,380      12,386
Commitments and contingencies
Company-Obligated Mandatorily Redeemable
    Convertible Preferred Securities of
    Subsidiary, AnnTaylor Finance Trust,
    Holding Solely Convertible Debentures............    96,682      96,624
Stockholders' equity
    Common stock, $.0068 par value; 40,000,000
    shares authorized; 26,323,237 and 26,035,301
    shares issued, respectively......................       179         177
    Additional paid-in capital.......................   369,032     359,805
    Warrants to acquire 2,520 and 2,814 shares
        of common stock, respectively................        41          46
    Retained earnings................................    87,992      73,295
    Deferred compensation on restricted stock........    (2,257)       (272)
                                                       --------    --------
                                                        454,987     433,051
      Treasury stock, 18,577 and 17,201 shares,
        respectively, at cost........................      (405)       (352)
                                                       --------    --------
      Total stockholders' equity.....................   454,582     432,699
                                                       --------    --------
      Total liabilities and stockholders' equity.....  $778,829    $775,417
                                                       ========    ========

       See accompanying notes to condensed consolidated financial statements.


=============================================================================

                      ANNTAYLOR STORES CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Quarters Ended May 1, 1999 and May 2, 1998
                              (unaudited)
                                                            Quarters Ended
                                                            --------------

                                                        May 1, 1999  May 2, 1998
                                                        -----------  -----------
                                                                  (in thousands)

Operating activities:
  Net income................................................$14,755    $ 6,419
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loss on accounts receivable..............    291        331
     Depreciation and amortization..........................  7,569      7,053
     Amortization of goodwill...............................  2,760      2,760
     Amortization of deferred compensation..................    161        133
     Non-cash interest......................................    336        286
     Loss on disposal of property and equipment.............    653        201
     (Increase) decrease in:
       Receivables.......................................... (2,700)    (5,717)
       Merchandise inventories..............................    395    (12,954)
       Prepaid expenses and other current assets............ (1,328)       373
     Increase (decrease) in:
       Accounts payable.....................................(17,399)     8,346
       Accrued liabilities..................................   (830)     5,832
       Other non-current assets and liabilities, net........    185        456
                                                            -------    -------
  Net cash provided by operating activities.................  4,848     13,519
Investing activities:
  Purchases of property and equipment.......................(13,137)    (7,891)
                                                            -------    -------
  Net cash used by investing activities.....................(13,137)    (7,891)
Financing activities:
  Payments on mortgage......................................   (294)      (272)
  Proceeds from exercise of stock options...................  7,030        ---
  Proceeds from exercise of warrants........................     (5)       ---
  Repurchase of restricted stock............................    ---        (19)
                                                            -------    -------
  Net cash provided by (used by) financing activities.......  6,731       (291)
                                                            -------    -------
Net (decrease) increase in cash............................. (1,558)     5,337
Cash and cash equivalents, beginning of period.............. 67,031     31,369
                                                            -------    -------
Cash and cash equivalents, end of period....................$65,473    $36,706
                                                            =======    =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest..................$ 2,503    $ 2,389
                                                            =======    =======
  Cash paid during the period for income taxes..............$   744    $ 2,920
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

    The results of operations for the 1999 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

    The January 30, 1999 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of AnnTaylor Stores Corporation ("the Company").

    Certain fiscal 1998 amounts have been reclassified to conform to the 1999 presentation.

    Detailed footnote information is not included for the quarters ended May 1, 1999 and May 2, 1998. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 1998 Annual Report to Stockholders.


2.  NET INCOME PER SHARE
------------------------

    Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock that are issuable by the Company upon the conversion of all outstanding warrants, stock options, and convertible preferred securities. Basic and diluted earnings per share calculations follow:


                                              Three Months Ended
                              -------------------------------------------------
                                   May 1, 1999               May 2, 1998
                              ---------------------    ------------------------
                                    (in  thousands, except per share amounts)

                                               Per                       Per
                                              Share                     Share
                                Income Shares Amount     Income  Shares Amount
                                ------ ------ ------     ------  ------ ------
BASIC EARNINGS PER SHARE
------------------------
Income available to common
  stockholders                $ 14,755 26,187  $0.56     $ 6,419  25,644  $0.25
                                               =====                      =====

EFFECT OF DILUTIVE
  SECURITIES
------------------
Warrants                           ---      3                ---       3
Stock options                      ---    333                ---      36
Preferred securities             1,297  5,122                ---     ---
                              --------  -----            -------  ------

DILUTED EARNINGS PER SHARE
--------------------------
Income available to common
  stockholders                $ 16,052 31,645  $0.51     $ 6,419  25,683  $0.25
                              ======== ======  =====     =======  ======  =====

================================================================================

                          ANNTAYLOR STORES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



2.  NET INCOME PER SHARE (CONTINUED)
------------------------------------

    Conversion of the preferred securities into common stock is not included in the computation of diluted earnings per share for the quarter ended May 2, 1998 due to the antidilutive effect of the conversion as of that date.



3.  LONG-TERM DEBT
------------------

    The following summarizes long-term debt outstanding at May 1, 1999:


                                                   (in thousands)
        8-3/4% Notes...............................  $ 100,000
        Mortgage...................................      4,863
                                                       -------
           Total debt .............................    104,863

        Less current portion.......................      1,231
                                                       -------
           Total long-term debt....................  $ 103,632



4.  ENTERPRISE-WIDE OPERATING INFORMATION
-----------------------------------------

    The Company is a specialty retailer of women's apparel, shoes, and accessories. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated into one reportable segment. The Company believes that the customer base for its stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop.

================================================================================

                          ANNTAYLOR STORES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




5.  SUBSEQUENT EVENTS
-----------------------

    On May 20, 1999, the Company announced that it will be redeeming all of its outstanding 8-1/2% Convertible Subordinated Debentures due 2016 (the "Debentures"). The Debentures are held by AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). As a result of this redemption, AnnTaylor Finance Trust issued a notice on May 27, 1999 calling for the redemption of all of the Trust's outstanding 8 1/2% Convertible Originated Preferred Securities (the "Preferred Securities") and 8 1/2% Convertible Common Securities (together with the Preferred Securities, the "Trust Securities"). The redemption date for the Debentures and the Trust Securities will be June 29, 1999.

    The Trust Securities were issued in April 1996 and are convertible into shares of Company common stock at a conversion price of $19.65 per share of common stock, or 2.545 shares of common stock per $50 liquidation amount of Trust Security. Holders of Trust Securities will have the right to convert the Trust Securities into shares of Company common stock on or before June 28, 1999. Holders of Trust Securities that are not tendered for conversion by that date will receive 105.95% of the liquidation amount of the Trust Securities redeemed, plus accrued distributions. The Trust Securities are convertible into an aggregate of 5,121,812 shares of Company common stock representing approximately 16% of the Company's outstanding common stock as of May 1, 1999. Because the market price of the Company's common stock has been significantly higher than the conversion price, the Company expects that most of the holders of the preferred securities will exercise their right to convert the preferred securities to shares of Company common stock.

    The Company's 1999 Annual Meeting of Stockholders was held on May 18, 1999. At that meeting, an amendment of the Company's Restated Certificate of Incorporation, increasing the number of shares of common stock the Corporation is authorized to issue from 40,000,000 to 120,000,000, was approved.



================================================================================

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

RESULTS OF OPERATIONS
---------------------

                                                            Quarters Ended
                                                       ------------------------

                                                       May 1, 1999  May 2, 1998
                                                       -----------  -----------
    Number of Stores:
       Open at beginning of period.......................   365         324
       Opened during period..............................    11          16
       Expanded or remodeled during period*..............   ---           2
       Closed during period..............................     5           1
       Open at end of period.............................   371         339
    Type of Stores Open at End of Period:
       Ann Taylor stores.................................   309         291
       Ann Taylor Loft stores............................    50          34
       Ann Taylor Factory Stores.........................    12          14

    --------------

    * Expanded stores are excluded from comparable store sales for the first year following expansion.


Quarter Ended May 1, 1999 Compared to Quarter Ended May 2, 1998
---------------------------------------------------------------


    The  Company's  net  sales  in  the  first  quarter  of  1999  increased  to
$249,400,000 from $198,170,000 in the first quarter of 1998, an increase of $51,230,000 or 25.9%. Comparable store sales for the first quarter of 1999 increased 16.9%, compared to a decrease of 5.5% in the first quarter of 1998. Management believes that the sales increase was primarily attributable to the opening of new stores and a net increase in comparable store sales as a result of favorable customer reaction to the Company's product offerings and merchandise assortment.

    Gross profit as a percentage of net sales increased to 52.7% in the first quarter of 1999 from 51.1% in the first quarter of 1998. This increase in gross margin primarily reflects a greater percentage of merchandise being sold at full price and higher margins achieved on those sales, offset in part by a higher markdown rate on goods that were sold below full price, compared to the first quarter of 1998.

    Selling, general and administrative expenses represented 39.0% of net sales in the first quarter of 1999, compared to 40.9% of net sales in the first quarter of 1998. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales, partially offset by an increase in the provision for management performance bonus expense.

==============================================================================

    As a result of the foregoing, the Company had operating income of $31,421,000, or 12.6% of net sales, in the first quarter of 1999, compared to operating income of $17,445,000, or 8.8% of net sales, in the first quarter of 1998. Amortization of goodwill was $2,760,000 in both the first quarter of 1999 and the first quarter of 1998. Operating income, without giving effect to goodwill amortization in either year, was $34,181,000, or 13.7% of net sales, in the first quarter of 1999 and $20,205,000, or 10.2% of net sales, in the first quarter of 1998.

    Interest expense was $4,321,000 in the first quarter of 1999 and $4,727,000 in the first quarter of 1998. The decrease in interest expense is attributable to greater interest income earned on cash on hand.

    The income tax provision was $11,677,000, or 44.2% of income before income taxes, in the first quarter of 1999 compared to $6,119,000, or 48.8% of income before income taxes, in the first quarter of 1998. The effective income tax rate for both periods was higher than the statutory rate primarily as a result of non-deductible goodwill amortization.

    As a result of the foregoing factors, the Company had net income of $14,755,000, or 5.9% of net sales, for the first quarter of 1999, compared to net income of $6,419,000, or 3.2% of net sales, for the first quarter of 1998.

    AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.


Financial Condition
-------------------

    For the first quarter of 1999, net cash provided by operating activities totaled $4,848,000, primarily as a result of earnings and noncash charges partially offset by a decrease in accounts payable and accrued liabilities and an increase in receivables, prepaid expenses and other current assets. Cash used by investing activities during the first quarter of 1999 amounted to $13,137,000, for the purchase of property and equipment. Cash provided by financing activities during the first quarter of 1999 amounted to $6,731,000 primarily as a result of the receipt of proceeds from exercises of employee stock options to purchase Company common stock.

    Merchandise inventories were $136,353,000 at May 1, 1999, compared to inventories of $136,748,000 at January 30, 1999. Merchandise inventories at May 1, 1999 and January 30, 1999 included approximately $12,161,000 and $32,329,000, respectively, of inventory associated with the Company's sourcing division, which is primarily finished goods in transit from factories.

    At May 1, 1999, there were no borrowings outstanding under Ann Taylor's $150,000,000 senior secured revolving credit facility (the "Credit Facility"). Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. Maximum availability for loans and letters of credit

==============================================================================
under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets.

    The Company also has outstanding an aggregate of $100,625,000 of convertible preferred securities issued by its financing vehicle, AnnTaylor Finance Trust. On May 27, 1999, the Trust issued a notice calling for the redemption of all of these preferred securities on June 29, 1999. In connection with the redemption of the preferred securities, the Company will redeem all of its 8 1/2% Convertible Subordinated Debentures due 2016 which are held by the Trust. The preferred securities were issued in April 1996 and are convertible into shares of Company common stock at a conversion price of $19.65 per share of common stock, or 2.545 shares of common stock per $50 liquidation amount of the security. Holders of the preferred securities will have the right to convert the preferred securities into shares of Company common stock on or before June 28, 1999. Holders of the preferred securities that are not tendered for conversion by that date will receive 105.95% of the liquidation amount of the preferred securities redeemed, plus accrued distributions. Because the market price of the Company's common stock has been significantly higher than the conversion price, the Company expects that most of the holders of the preferred securities will exercise their right to convert the preferred securities to shares of Company common stock. To the extent that some of the preferred securities are not tendered for conversion by June 28, 1999, the Company expects to fund the required payments to holders of such preferred securities from internally generated funds.

    For Fiscal 1999, the Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation, and refurbishment programs and investment in information systems, are expected to be approximately $50,000,000, of which $13,137,000 were incurred in the three months ended May 1, 1999. During the first three months of Fiscal 1999, the Company opened 7 new Ann Taylor stores and 4 Ann Taylor Loft stores, including one location that was converted from an Ann Taylor store. The Company expects to open a total of 19 Ann Taylor stores and 29 Ann Taylor Loft stores (including four Ann Taylor stores being converted to Ann Taylor Loft stores), and to expand or relocate a total of 10 Ann Taylor stores, in Fiscal 1999.

    Dividends and distributions from Ann Taylor to the Company are restricted by the terms of the Credit Facility and the Indenture for Ann Taylor's 8 3/4% Subordinated Notes due 2000. The payment of cash dividends by the Company on its capital stock is also subject to certain restrictions contained in the Company's guarantee of Ann Taylor's obligations under the Credit Facility. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.

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

     Ann Taylor's Credit Facility matures on June 30, 2000 and includes an automatic one-year extension, contingent upon the satisfaction of certain conditions. However, the commitments under the Credit Facility terminate on February 16, 2000 unless Ann Taylor's outstanding 8 3/4% Subordinated Notes due 2000 (the "8 3/4% Notes") are refinanced on or prior to such date with the proceeds of subordinated debt or capital stock, the terms and conditions of which are reasonably satisfactory to lenders under the Credit Facility. The Company intends to raise at least $100 million through the sale of discounted convertible subordinated debentures due 2019 ("Convertible Debentures"), and to use the proceeds from the issuance of these securities to refinance the 8 3/4% Notes. The Convertible Debentures will be convertible at the option of the holders thereof into shares of the Company's common stock. Consummation of the issuance of the Convertible Debentures is subject to obtaining the consents of the required lenders under the Credit Facility, and to market and other conditions, and there can be no assurance that the offering of the Convertible Debentures will be consummated. The Convertible Debentures will not be registered or required to be registered under the Securities Act of 1933 (the "Securities Act") and will be sold in the United States in a private placement under Rule 144A under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Year 2000 Status
----------------

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

    The Company's Year 2000 compliance project includes four phases: (1) evaluation of the Company's owned or leased systems and equipment to identify potential Year 2000 compliance issues; (2) remediation or replacement of Company systems and equipment determined to be non-compliant (and testing of remediated systems before returning them to production); (3) inquiry regarding Year 2000 readiness of material business partners and other third parties on whom the Company's business is dependent; and (4) development of

==============================================================================
contingency   plans,   where   feasible,   to  address   potential  third  party
non-compliance or failure of material Company systems.

    The initial phase of the Company's Year 2000 compliance project was the evaluation of all software, hardware and equipment owned, leased or licensed by the Company, and identification of those systems and equipment requiring Year 2000 remediation. This analysis was completed during Fiscal 1998.

    All material computer hardware and equipment in the Company's U.S. home offices, distribution center and retail stores that was not Year 2000 compliant has been remediated or replaced. Of those software systems that were found not to be Year 2000 compliant, approximately 90% of all material systems have been remediated or replaced by Year 2000 compliant software. The Company anticipates that all remaining material systems, will be remediated or replaced by the end of the second quarter of Fiscal 1999. Hardware and software unique to the Company's sourcing offices located outside the United States are scheduled to be remediated or replaced by the end of the second quarter of Fiscal 1999.

    Over the past few years, the Company's strategic plan has included significant investment in and modernization of many of the Company's computer systems. As a result, much of the costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant were already anticipated as part of the Company's planned information systems spending and did not need to be accelerated as a result of the Company's Year 2000 project. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $2.1 million, of which approximately $1.1 million is being expensed as incurred (including $965,000 expensed in Fiscal 1998, and $61,000 in the first quarter of Fiscal 1999), and $1 million which was capitalized (including $855,000 capitalized in Fiscal 1998 and approximately $175,000 in the first quarter of 1999).

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

==============================================================================

    The Company has been communicating with its business partners, including key manufacturers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. During the first quarter of fiscal 1999, the Company completed an initial assessment of the Year 2000 readiness of those third parties whose services are most significant to the Company's business. The
Company intends to continue to monitor the Year 2000 readiness of its key suppliers of goods and services during the year. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on the Company's business and results of operations. Potential interruptions of such third parties' business or service to the Company resulting from Year 2000 issues will be addressed in the Company's contingency planning efforts, discussed below.

    The Company's Year 2000 compliance project includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company operates a large number of retail stores in widely disbursed geographical locations, and Company merchandise is manufactured by a large number of suppliers. The Company believes that these factors will help to mitigate the adverse impact of potential Year 2000 failures by third party suppliers or utilities. The Company believes that the most reasonably likely worst case scenarios would involve an interruption of the supply of merchandise to the Company's stores, as a result of the delay in completion of the Company's merchandise orders by manufacturers, or a delay in the delivery of merchandise to the Company's stores due to a disruption of service at ports of export or at the U.S. port of import, or a disruption in service by transportation providers, or a disruption in operation of the Company's distribution center. The Company anticipates that its contingency plans will be substantially developed by the end of the second quarter of Fiscal 1999.

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

==============================================================================

    The costs and timing for management's completion of Year 2000 compliance modification and testing processes, and management's assessment and contingency planning with respect to reasonably likely worst case scenarios, are based on management's best judgement and estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, the success of third parties' Year 2000 compliance efforts and other factors. There can be no assurance that these assumptions will be realized or that actual results will not vary materially.


Statement Regarding Forward Looking Disclosures
-----------------------------------------------

    Sections of this  Quarterly  Report on Form 10-Q,  including  the  preceding
Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to predict accurately customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; any material adverse effects of the Year 2000 issue on the business of the Company or third parties with which the Company does business; or an adverse outcome of the litigation referred to in Note 5 to the Consolidated Financial Statements of the Company as of January 30, 1999 that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.


===============================================================================

                           PART II. OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

    AnnTaylor Stores Corporation's 1999 Annual Meeting of Stockholders was held on May 18, 1999. The following matters were voted upon and approved by the Company's stockholders at the meeting:

1. Mr. James J. Burke, Ms. Patricia DeRosa and Mr. Ronald W. Hovsepian were re-elected as Class II Directors of the Company for terms expiring in 2002. 19,145,829, 19,146,019, and 19,138,995 shares were voted in favor of, and  1,006,356,  1,006,166,  and  1,013,190  were voted  against,  the reelection of Mr. Burke, Ms. DeRosa and Mr. Hovsepian, respectively. Mr. Gerald S. Armstrong, Mr. Wesley E. Cantrell and Ms. Hanne M. Merriman continued as Class III Directors with terms expiring in 2000 and Mr. Robert C. Grayson, Ms. Rochelle B. Lazarus, and Mr. J. Patrick Spainhour continued as Class I Directors with terms expiring in 2001.

2. The amendment of the Company's Restated Certificate of Incorporation to increase the numbers of shares of common stock the Corporation is authorized to issue from 40,000,000 to 120,000,000 was approved. 16,196,419 shares were voted in favor of, 3,945,425 shares were voted against, and 10,341 shares abstained from voting on, this proposal.

3. The adoption of the Company's Associate Discount Stock Purchase Plan was approved. 19,772,250 shares were voted in favor for, 143,810 shares were voted against, and 24,409 shares abstained from voting on, this proposal.

4. The appointment of Deloitte & Touche llp as the Company's independent auditors for the 1999 fiscal year was ratified. 20,131,509 shares were voted in favor of, 8,715 shares were voted against, and 11,961 shares abstained from voting on, this proposal.

===============================================================================

Item 5. Other Information
-------------------------

     On May 20, 1999, the Company announced that it will be redeeming all of its outstanding 8-1/2% Convertible Subordinated Debentures due 2016 (the "Debentures"). The Debentures are held by AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). As a result of this redemption, AnnTaylor Finance Trust issued a notice on May 27, 1999 calling for the redemption of all of the Trust's outstanding 8 1/2% Convertible Originated Preferred Securities (the "Preferred Securities") and 8 1/2% Convertible Common Securities (together with the Preferred Securities, the "Trust Securities"). The redemption date for the Debentures and the Trust Securities will be June 29, 1999.

    The Trust Securities were issued in April 1996 and are convertible into shares of Company common stock at a conversion price of $19.65 per share of common stock, or 2.545 shares of common stock per $50 liquidation amount of Trust Security. Holders of Trust Securities will have the right to convert the Trust Securities into shares of Company common stock on or before June 28, 1999. Holders of Trust Securities that are not tendered for conversion by that date will receive 105.95% of the liquidation amount of the Trust Securities redeemed, plus accrued distributions. The Trust Securities are convertible into an aggregate of 5,121,812 shares of Company common stock, representing approximately 16% of the Company's outstanding common stock as of May 1, 1999.


Item 6. Exhibits and Reports on Form 8-K


(a)   Exhibits:

               3.1   Restated Certificate of Incorporation of the Company.

            10.21 Separation Agreement dated March 25, 1999 between Ann Taylor and Walter Parks.

               27    Financial Data Schedule



   (b) Reports on Form 8-K:

             None.


==============================================================================

                               SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AnnTaylor Stores Corporation



Date:      June 11, 1999                  By: /s/  J. Patrick Spainhour
      ----------------------------            ----------------------------
                                                   J. Patrick Spainhour
                                               Chairman and Chief Executive
                                                        Officer





Date:      June 11, 1999                  By: /s/  Barry Erdos
      ----------------------------            ----------------------------
                                                   Barry Erdos
                                               Executive Vice President -
                                               Chief Financial Officer and
                                                     Treasurer