Form 10-Q
period 1999-07-31
TAYLOR ANN STORES CORP
filed 1999-09-14
CIK 874214

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 31, 1999

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


      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  |X|    No ____.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Outstanding as of
           Class                             August 25, 1999
           -----                             ---------------
   Common Stock, $.0068 par value               31,537,672

-------------------------------------------------------------------------------

                          INDEX TO FORM 10-Q



                                                                       Page No.
                                                                       --------
   PART I. FINANCIAL INFORMATION

      Item 1.Financial Statements

             Condensed Consolidated Statements of Operations
               for the Quarters and Sixth Months Ended July 31,
               1999
               and August 1, 1998.....................................   3
             Condensed Consolidated Balance Sheets at
               July 31, 1999 and January 30, 1999.....................   4
             Condensed Consolidated Statements of Cash Flows
               for the Sixth Months Ended July 31, 1999 and
               August 1, 1998.........................................   5
             Notes to Condensed Consolidated Financial Statements.....   6

      Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................  11


   PART II.OTHER INFORMATION

      Item 1.Legal Proceedings........................................  20

      Item 2.Changes in Securities and Use of Proceeds................  20

      Item 4.Submission of Matters to a Vote of Security Holders......  21

      Item 5.Other Information........................................  22

      Item 6.Exhibits and Reports on Form 8-K.........................  22


------------------------------------------------------------------------------

                   PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS



                   ANNTAYLOR STORES CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Quarters and Six Months Ended July 31, 1999 and August 1, 1998
                            (unaudited)


                                       Quarters Ended        Six Months Ended
                                     --------------------  --------------------
                                     July 31,   August 1,  July 31,   August 1,
                                       1999       1998       1999       1998
                                 (in thousands, except per share amounts)
                                     --------   --------   --------   --------

Net sales........................... $265,747   $223,393   $515,147   $421,563

Cost of sales ......................  139,842    118,459    257,905    215,295
                                     --------   --------   --------   --------
Gross profit .......................  125,905    104,934    257,242    206,268
Selling, general and administrative
   expenses ........................   97,612     84,289    194,768    165,418
Amortization of goodwill ...........    2,760      2,760      5,520      5,520
                                     --------   --------   --------   --------
Operating income ...................   25,533     17,885     56,954     35,330
Interest expense ...................    1,263      4,247      5,584      8,974
Other expense, net .................      142         57        810        237
                                     --------   --------   --------   --------
Income before income taxes and
  extraordinary loss................   24,128     13,581     50,560     26,119

Income tax provision ...............   10,755      6,537     22,432     12,656
                                     --------   --------   --------   --------
Income before extraordinary loss ... 13,373 7,044 28,128 13,463 Extraordinary loss (net of income
  tax benefit of $641,000) .........      962         --        962         --
                                     --------   --------   --------   --------
Net income.......................... $ 12,411   $  7,044   $ 27,166   $ 13,463
                                     ========   ========   ========   ========

Basic earnings per share of common
  stock:
    Basic earnings per share before
      extraordinary loss............ $   0.47   $   0.27   $  1.03    $  0.52
    Extraordinary loss per share ...     0.03         --      0.04         --
                                     --------   --------   --------   -------
    Basic earnings per share........ $   0.44   $   0.27   $  0.99    $  0.52
                                     ========   ========   =======    =======

Diluted earnings per share of
  common stock:
    Diluted earnings per share
      before extraordinary
      loss.......................... $   0.42   $  0.27    $  0.92    $  0.52
    Extraordinary loss per share ...     0.03        --       0.03         --
                                     --------   --------   --------   -------
    Diluted earnings per share...... $   0.39   $  0.27    $  0.89    $  0.52
                                     ========   =======    =======    =======


      See accompanying notes to condensed consolidated financial statements.
-------------------------------------------------------------------------------

                   ANNTAYLOR STORES CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS
                July 31, 1999 and January 30, 1999

                                                         July 31,    January 30,
                                                           1999         1999
                                                         ---------    ---------
                                                        (unaudited)
                                                              (in thousands)

                              ASSETS
Current assets
    Cash and cash equivalents ........................   $  90,603    $  67,031
    Accounts receivable, net .........................      65,736       71,049
    Merchandise inventories ..........................     134,388      136,748
    Prepaid expenses and other current assets ........      26,759       23,637
                                                         ---------    ---------
      Total current assets ...........................     317,486      298,465
Property and equipment, net ..........................     163,180      151,785
Goodwill, net ........................................     314,179      319,699
Deferred financing costs, net ........................       5,817        2,627
Other assets .........................................       2,213        2,841
                                                         ---------    ---------
      Total assets ...................................   $ 802,875    $ 775,417
                                                         =========    =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable .................................   $  62,302    $  65,419
    Accrued salaries and bonus .......................      12,600       17,132
    Accrued tenancy ..................................       7,423        8,465
    Accrued expenses .................................      27,170       37,535
    Current portion of long-term debt ................       1,256        1,206
                                                         ---------    ---------
      Total current liabilities ......................     110,751      129,757
Long-term debt .......................................     113,661      103,951
Other liabilities ....................................      12,839       12,386
Commitments and contingencies
Company-Obligated Mandatorily Redeemable Convertible
    Preferred Securities of Subsidiary, AnnTaylor
    Finance Trust, Holding Solely Convertible
    Debentures .......................................          --       96,624
Stockholders' equity
    Common stock, $.0068 par value; 120,000,000
      shares authorized; 31,508,620 and
      26,035,301 shares issued, respectively ..........        214          177
    Additional paid-in capital ........................    467,470      359,805
    Warrants to acquire 2,814 shares of common stock...         --           46
    Retained earnings .................................    100,365       73,295
    Deferred compensation on restricted stock .........     (2,036)        (272)
                                                         ---------    ---------
                                                           566,013      433,051
      Treasury stock, 15,948 and 17,201 shares,
       respectively, at cost ..........................       (389)        (352)
                                                         ---------    ---------
      Total stockholders' equity ......................    565,624      432,699
                                                         ---------    ---------
      Total liabilities and stockholders' equity ......  $ 802,875    $ 775,417
                                                         =========    =========

   See accompanying notes to condensed consolidated financial statements.
-------------------------------------------------------------------------------

                ANNTAYLOR STORES CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Six Months Ended July 31, 1999 and August 1, 1998
                         (unaudited)
                                                          Six Months Ended
                                                       -----------------------
                                                       July 31,       August 1,
                                                         1999           1998
                                                       --------       --------
                                                            (in thousands)

Operating activities:
  Net income.......................................    $ 27,166       $ 13,463
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Extraordinary loss .............................      1,603           --
    Provision for loss on accounts receivable ......        481            748
    Depreciation and amortization ..................     15,205         14,340
    Amortization of goodwill .......................      5,520          5,520
    Non-cash interest ..............................        985            618
    Amortization of deferred compensation ..........        382            266
    Loss on disposal of property and equipment .....        885            249
    (Increase) decrease in:
      Receivables ..................................      4,832         (1,404)
      Merchandise inventories ......................      2,360        (16,220)
      Prepaid expenses and other current assets ....     (3,122)        (2,794)
    Increase (decrease) in:
      Accounts payable .............................     (3,117)        17,789
      Accrued expenses .............................    (15,939)           802
      Other non-current assets and
        liabilities, net ...........................      1,082           (184)
                                                       --------       --------
  Net cash provided by operating activities ........     38,323         33,193
Investing activities:
  Purchases of property and equipment ..............    (27,486)       (17,259)
                                                       --------       --------
  Net cash used by investing activities ............    (27,486)       (17,259)
Financing activities:
  Payments on mortgage .............................       (593)          (549)
  Proceeds from exercise of stock options ..........      8,853           --
  Repurchase of restricted stock ...................       --              (19)
  Redemption of 8-3/4% Notes .......................   (101,375)          --
  Redemption of Company Obligated Mandatorily
   Redeemable Convertible Preferred Securities .....       (100)          --
  Proceeds from issuance of Convertible
    Debentures due 2019 ............................    110,000           --
  Payment of deferred financing costs ..............     (4,050)        (2,529)
                                                       --------       --------
  Net cash provided (used) by financing activities .     12,735         (3,097)
                                                       --------       --------
Net increase in cash ...............................     23,572         12,837
Cash and cash equivalents, beginning of period .....     67,031         31,369
                                                       --------       --------
Cash and cash equivalents, end of period...........    $ 90,603       $ 44,206
                                                       ========       ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest.........    $  6,423       $  9,161
                                                       ========       ========
  Cash paid during the period for income taxes.....    $ 19,956       $ 17,019
                                                       ========       ========

      See accompanying notes to condensed consolidated financial statements.
--------------------------------------------------------------------------------

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

     Detailed footnote information is not included for the quarters ended July 31, 1999 and August 1, 1998. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 1998 Annual Report to Stockholders.


2.  NET INCOME PER SHARE

     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock that are issuable by the Company upon the conversion of all outstanding warrants, stock options, and convertible securities. Basic and diluted earnings per share calculations follow:


                       [Tables on next page]
-------------------------------------------------------------------------------

                    ANNTAYLOR STORES CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)




2.  Net Income per Share (continued)


                                                  Quarters Ended
                                   --------------------------------------------
                                      July 31, 1999          August 1, 1998
                                   ----------------------  --------------------
                                      (in thousands, except per share amounts)

                                                     Per                   Per
                                                    Share                 Share
                                    Income  Shares  Amount Income  Shares Amount
                                   =======  ======  =====  ======  ====== =====
BASIC EARNINGS PER SHARE
Income available to common
   stockholders before
   extraordinary loss ............ $13,373  28,257  $0.47  $7,044  25,644  $0.27
                                                    =====                  =====
EFFECT OF DILUTIVE SECURITIES
Warrants .........................      --       2             --       3
Stock options ....................      --     301             --     130
Preferred Securities .............      --   3,208             --      --
Convertible Debentures due 2019...     284   1,092             --      --
                                    ------  ------          -----  ------
DILUTED EARNINGS PER SHARE
Income available to common
  stockholders before
  extraordinary loss               $13,657  32,860  $0.42  $7,044  25,777 $0.27
                                   =======  ======  =====  ======  ====== =====



                                                  Six Months Ended
                                   --------------------------------------------
                                       July 31, 1999         August 1, 1998
                                   ----------------------  --------------------
                                     (in thousands, except per share amounts)

                                                     Per                   Per
                                                    Share                 Share
                                    Income  Shares  Amount Income  Shares Amount
                                   -------  ------  -----  ------- ------ -----
BASIC EARNINGS PER SHARE
Income available to
   common stockholders
   before extraordinary
   loss......................      $28,128  27,222  $1.03  $13,463 25,644 $0.52
                                                     ====                 =====
EFFECT OF DILUTIVE SECURITIES
Warrants.....................           --       2              --      3
Stock options................           --     304              --     78
Preferred Securities.........        1,297   4,165              --     --
Convertible Debentures due 2019        285     546              --     --
                                   -------  ------         ------- ------
DILUTED EARNINGS PER SHARE
Income available to common
   stockholders before
   extraordinary loss........      $29,710  32,239  $0.92  $13,463 25,725 $0.52
                                   =======  ======  =====  ======= ====== =====


     Conversion of the preferred securities into common stock is not included in the computation of diluted earnings per share for the quarter and six months ended August 1, 1998 due to the antidilutive effect of the conversion as of that date.

------------------------------------------------------------------------------

                   ANNTAYLOR STORES CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)




3.  LONG-TERM DEBT

    The following  summarizes  long-term  debt  outstanding at July
31, 1999:

                                           (in thousands)

       Convertible Debentures due 2019,
        net of discount of $88,719,000......   $110,353
       Mortgage.............................      4,564
                                               --------
          Total debt .......................    114,917
       Less current portion.................      1,256
                                               --------
          Total long-term debt..............   $113,661
                                               ========


     During the second quarter of Fiscal 1999, the Company completed the issuance of an aggregate of $199,072,000 principal amount at maturity of its Convertible Subordinated Debentures due 2019 ("Convertible Debentures"). The
Convertible Debentures were sold at an original issue price of $552.56 per $1,000 prinicipal amount at maturity of Debenture. The net proceeds of the sale were applied to the redemption of the $100,000,000 outstanding 8-3/4% Subordinated Notes due 2000 (the "8-3/4% Notes") issued by AnnTaylor, Inc. ("Ann Taylor"). Cash interest is payable on the principal amount at maturity of the Convertible Debentures at the rate of 0.55% per annum. This interest rate and the accrual of original issue discount represent a yield to maturity on the Convertible Debentures of 3.75%. The Convertible Debentures are convertible at the option of the holders thereof initially into 12.078 shares of the Company's common stock per $1,000 principal amount at maturity of Debenture (equivalent to $45.75 per share of common stock). The Company's obligations with respect to the Convertible Debentures are guaranteed on a subordinated basis by Ann Taylor.

     On July 22, 1999, Ann Taylor redeemed all of its outstanding 8-3/4% Notes, at a redemption price of 101.375% of principal amount, plus accrued unpaid interest to the redemption date. The redemption of the 8-3/4% Notes resulted in an extraordinary charge to earnings in the second quarter and year to date period of $0.03 per share, net of income tax benefit.
-------------------------------------------------------------------------------

                   ANNTAYLOR STORES CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)


3.  LONG-TERM DEBT (CONTINUED)

     On June 29, 1999, the Company's special purpose financing vehicle, AnnTaylor Finance Trust, redeemed all of its outstanding 8-1/2% Company Obligated Mandatorily Redeemable Convertible Preferred Securities ("preferred securities"). All but $100,000 liquidation amount of the preferred securities were tendered for conversion into an aggregate of 5,116,717 shares of Company common stock prior to the conversion date, at a conversion price of $19.65 per share of common stock, or 2.545 shares of common stock per $50 liquidation amount of the security. Holders of preferred securities that were not tendered for conversion received 105.95% of the liquidation amount of the preferred securities redeemed, plus accrued distributions.


4.    COMMON STOCK WARRANTS

     The Company's outstanding warrants to acquire, in the aggregate, 185 shares of common stock of the Company expired on July 15, 1999. The warrants became exercisable as a result of the initial public offering of the Company's common stock in May 1991.


5.  ENTERPRISE-WIDE OPERATING INFORMATION

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


6.  SUBSEQUENT EVENTS

     The Board of Directors of the Company has authorized a $40 million securities repurchase program. Pursuant to this program, purchases of shares of the Company's Common Stock and/or its Convertible Debentures due 2019 will be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of Common Stock will become treasury shares and may be used for general corporate and other purposes. Repurchased Debentures will be canceled.


--------------------------------------------------------------------------------

                  ANNTAYLOR STORES CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)




6.  SUBSEQUENT EVENTS (CONTINUED)


     To facilitate the securities repurchase and the Company's capital expenditure program, on September 7, 1999 Ann Taylor entered into an amendment to its credit facility with its bank lending group that eliminated the credit agreement's limitation on annual capital expenditures, replacing it with a fixed charge coverage ratio covenant, and specifically permits the securities
repurchase  program.   Additionally,  Ann  Taylor  has  elected  to  reduce  the
commitment of the lenders under the credit agreement by $25,000,000 to $125,000,000 from $150,000,000 effective September 3, 1999, and extended the term of the credit agreement to June 30, 2001.

-------------------------------------------------------------------------------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                Quarters Ended      Six Months Ended
                                --------------      ----------------

                               July 31, August 1,   July 31, August 1,
                                 1999     1998        1999     1998
                                 ----     ----        ----     ----
Number of Stores:
Open at beginning of period....    371     339         365      324
Opened during period...........     16       4          27       20
Expanded during period*........      2       1           2        3
Closed during period...........    ---       1           5        2
Open at end of period..........    387     342         387      342
Type of Stores Open at
  End of Period:
   Ann Taylor stores...........                        313      293
   Ann Taylor Factory Stores...                         12       14
   Ann Taylor Loft stores......                         62       35

---------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.


QUARTER ENDED JULY 31, 1999 COMPARED TO QUARTER ENDED AUGUST 1, 1998

     The Company's net sales in the second quarter of 1999 increased to $265,747,000 from $223,393,000 in the second quarter of 1998, an increase of $42,354,000 or 19.0%. The increase is attributable to the opening of new stores and an increase in comparable stores sales of 8.4%. Management believes that the comparable store sales increase was primarily attributable to favorable customer reaction to the Company's product offerings and merchandise assortment.

     Gross profit as a percentage of net sales increased to 47.4% in the second quarter of 1999 from 47.0% in the second quarter of 1998. This increase in gross margin primarily reflects a higher initial markup rate, reflecting on-going improvements achieved by the Company's sourcing division.

     Selling, general and administrative expenses represented 36.7% of net sales in the second quarter of 1999, compared to 37.7% of net sales in the second quarter of 1998. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales and improved operating efficiencies, partially offset by an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand.

     As a result of the foregoing, the Company had operating income of $25,533,000, or 9.6% of net sales, in the second quarter of 1999, compared to

------------------------------------------------------------------------------
operating income of $17,885,000, or 8.0% of net sales, in the second quarter of 1998. Amortization of goodwill was $2,760,000 in both the second quarter of 1999 and the second quarter of 1998. Operating income, without giving effect to goodwill amortization in either year, was $28,293,000, or 10.6% of net sales, in the second quarter of 1999 and $20,645,000, or 9.2% of net sales, in the second quarter of 1998.

     Interest expense was $1,263,000 in the second quarter of 1999 and $4,247,000 in the second quarter of 1998. The decrease in interest expense is attributable to the redemption during the second quarter of 1999 of the preferred securities and the 8-3/4% Notes, as well as greater interest income earned on cash on hand, offset in part by interest expense on the Convertible Debentures issued during the second quarter of 1999.

     The income tax provision was $10,755,000, or 44.6% of income before income taxes and extraordinary loss, in the second quarter of 1999, compared to $6,537,000, or 48.1% of income before income taxes, in the second quarter of 1998. The effective income tax rate for both periods was higher than the statutory rate primarily as a result of non-deductible goodwill amortization.

     On July 22, 1999 the Company applied the proceeds received from the issuance of its Convertible Debentures to redeem the outstanding 8-3/4% Notes. This resulted in an extraordinary charge to earnings in the second quarter of 1999 of $962,000, net of income tax benefit, or $0.03 per share on a diluted basis.

     As a result of the foregoing factors, the Company had net income of $12,411,000, or 4.7% of net sales, for the second quarter of 1999, compared to net income of $7,044,000, or 3.2% of net sales, for the second quarter of 1998.

     AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.



SIX MONTHS ENDED JULY 31, 1999 COMPARED TO SIX MONTHS ENDED AUGUST 1, 1998

     The Company's net sales in the first six months of 1999 increased to $515,147,000 from $421,563,000 in the first six months of 1998, an increase of $93,584,000 or 22.2%. The increase is attributable to the opening of new stores and the expansion of existing stores and an increase in comparable store sales of 12.4%. Management believes that the increase in comparable store sales was primarily attributable to favorable customer reaction to the Company's product offerings and merchandise assortment.

--------------------------------------------------------------------------------

     Gross profit as a percentage of net sales increased to 49.9% in the first six months of 1999 from 48.9% in the first six months of 1998. This increase in gross margin primarily reflects a higher initial markup rate, reflecting on-going improvements achieved by the Company's sourcing division, and in the first quarter of 1999, a greater percentage of merchandise being sold at full price, offset in part by a higher markdown rate on goods that were sold below full price, compared with the first quarter of 1998.

     Selling, general and administrative expenses represented 37.8% of net sales in the first six months of 1999, compared to 39.2% of net sales in the first six months of 1998. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales and improved operating efficiencies, partially offset by an increase during the first quarter in the provision for management performance bonus expense and an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand.

     As a result of the foregoing, the Company had operating income of $56,954,000, or 11.1% of net sales, in the first six months of 1999, compared to operating income of $35,330,000, or 8.4% of net sales, in the first six months of 1998. Amortization of goodwill was $5,520,000 in each of the first six months of 1999 and 1998. Operating income, without giving effect to goodwill amortization, was $62,474,000, or 12.1% of net sales, in the 1999 period and $40,850,000, or 9.7% of net sales, in the 1998 period.

     Interest expense was $5,584,000 in the first six months of 1999 and $8,974,000 in the first six months of 1998. The decrease in interest expense is attributable to the redemption in the second quarter of 1999 of the preferred securities and the 8-3/4% Notes, and to greater interest income earned on cash on hand, offset in part by interest expense on the Convertible Debentures issued in the second quarter of 1999.

     The income tax provision was $22,432,000, or 44.4% of income before income taxes and extraordinary loss, in the 1999 period, compared to $12,656,000, or 48.5% of income before income taxes and extraordinary loss, in the 1998 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

     On July 22, 1999, the Company applied the proceeds received from the issuance of it's Convertible Debentures to redeem the outstanding 8-3/4% Notes. This resulted in an extraordinary charge to earnings in the first six months of Fiscal 1999 of $962,000, net of income tax benefit, or $0.03 per share on a diluted basis.

     As a result of the foregoing factors, the Company had net income of $27,166,000, or 5.3% of net sales, for the first six months of 1999, compared to net income of $13,463,000 or 3.2% of net sales, for the first six months of 1998.
-------------------------------------------------------------------------------

FINANCIAL CONDITION

     For the first six months of 1999, net cash provided by operating activities totaled $38,323,000, primarily as a result of net income and non-cash operating expenses and a decrease in receivables, partially offset by decreases in accounts payable and accrued expenses. Cash used for investing activities during the first six months of 1999 amounted to $27,486,000, for the purchase of property and equipment. Cash provided by financing activities during the first six months of 1999 amounted to $12,735,000, primarily from the proceeds from the issuance of the Convertible Debentures and proceeds from exercises of employee stock options to purchase Company common stock, partially offset by the redemption of the 8-3/4% Notes and the payment of deferred financing costs related to the issuance of the Convertible Debentures.

     Merchandise inventories were $134,388,000 at July 31, 1999, compared to inventories of $136,748,000 at January 30, 1999. Merchandise inventories at July 31, 1999 and January 30, 1999 included approximately $33,789,000 and $32,329,000, respectively, of inventory associated with the Company's sourcing division, which is primarily finished goods in transit from factories.

     At July 31, 1999, there were no borrowings outstanding under Ann Taylor's $150,000,000 senior secured revolving credit facility ("the Credit Facility"). Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified rates against certain eligible assets.

     In September 1999, Ann Taylor entered into an amendment to its credit facility with its bank lending group that eliminated the credit agreement's limitation on annual capital expenditures, replacing it with a fixed charge coverage ratio test, and specifically permits a securities repurchase program. Additionally, Ann Taylor has elected to reduce the commitment of the lenders under the credit agreement by $25,000,000, to $125,000,000 from $150,000,000, effective September 3, 1999, and extended the term of the credit agreement to June 30, 2001.

     During the second quarter, the Company completed the issuance of the Convertible Debentures. The net proceeds of the sale were applied to the redemption of the 8-3/4% Notes issued by Ann Taylor. The Convertible Debentures were sold at an original issue price of $552.56 per $1,000 principal amount at maturity of Debenture and have an aggregate principal amount at maturity of $199,072,000. Cash interest is payable on the principal amount at maturity at the rate of 0.55% per annum. This interest rate and the accrual of original issue discount represent a yield to maturity on the Convertible Debentures of

--------------------------------------------------------------------------------

3.75%. The Convertible Debentures are convertible at theoption of the holders thereof initially into 12.078 shares of the Company's common stock per $1,000 principal amount at maturity of Debenture (equivalent to $45.75 per share of common stock). The Company's obligations with respect to the Convertible Debentures are guaranteed on a subordinated basis by Ann Taylor.

     On July 22, 1999, Ann Taylor redeemed all of its outstanding 8-3/4% Notes at a redemption price of 101.375% of principal amount, plus accrued unpaid interest to the redemption date.

     On June 29, 1999, the Company's special purpose financing vehicle, AnnTaylor Finance Trust, redeemed all of its outstanding 8-1/2% Company Obligated Mandatorily Redeemable Convertible Preferred Securities ("preferred securities"). The preferred securities were issued in April 1996. All but $100,000 liquidation amount of the preferred securities were tendered for conversion into an aggregate of 5,116,717 shares of Company common stock prior to the conversion date, at a conversion price of $19.65 per share of common stock, or 2.545 shares of common stock per $50 liquidation amount of the security. Holders of preferred securities that were not tendered for conversion received 105.95% of the liquidation amount of the preferred securities redeemed, plus accrued distributions.

     On July 15, 1999, the Company's outstanding warrants to acquire, in the aggregate, 185 shares of common stock expired. The warrants had become exercisable as a result of the Company's initial public offering of the Company's common stock in 1991, and when exercised, entitled the owners thereof to acquire such shares at no additional cost.

     For Fiscal 1999, the Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, and the investment in information systems, are expected to total approximately $55,000,000, of which $27,486,000 were incurred for the six months ended July 31, 1999. During the first six months of fiscal 1999, the Company opened 11 new Ann Taylor stores and 16 Ann Taylor Loft stores, including 4 locations that were converted from Ann Taylor stores. In addition, the Company completed the expansion of 2 Ann Taylor stores. The Company expects to open a total of 18 new Ann Taylor stores and 30 Ann Taylor Loft stores (including four Ann Taylor stores being converted to Ann Taylor Loft stores), and to expand or relocate a total of 10 Ann Taylor stores, in Fiscal 1999.

-------------------------------------------------------------------------------

     For Fiscal 2000, the Company expects its capital expenditures to total approximately $85,000,000, principally for the Company's store expansion, renovation and refurbishment programs and the continued investment in information systems. The Company intends to increase store square footage by approximately 500,000 square feet, or 22%, in Fiscal 2000, representing approximately 15 new Ann Taylor stores and approximately 70 new Ann Taylor Loft stores, and the expansion of 5 existing Ann Taylor stores.

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

     On August 31, 1999, the Board of Directors of the Company authorized a $40 million securities repurchase program. Pursuant to this program, purchases of shares of the Company's Common Stock and/or its Convertible Debentures due 2019 will be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of Common Stock will become treasury shares and may be used for general corporate and other purposes. Repurchased Debentures will be cancelled. The Company expects to use internally generated funds to finance its securities repurchase program.


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

     The Company's Year 2000 compliance project includes four phases: (1) evaluation of the Company's owned or leased systems and equipment to identify potential Year 2000 compliance issues; (2) remediation or replacement of Company systems and equipment determined to be non-compliant (and testing of remediated

--------------------------------------------------------------------------------
systems before returning them to production); (3) inquiry regarding Year 2000 readiness of material business partners and other third parties on whom the Company's business is dependent; and (4) development of contingency plans, where feasible, to address potential third party non-compliance or failure of material Company systems.

     The initial phase of the Company's Year 2000 compliance project was the evaluation of all software, hardware and equipment owned, leased or licensed by the Company, and identification of those systems and equipment requiring Year 2000 remediation. This analysis was completed during Fiscal 1998.

     All material computer software, hardware and equipment in the Company's sourcing offices located outside of the United States, and U.S. home offices, distribution center and retail stores that was not Year 2000 compliant has been remediated or replaced.

     Over the past few years, the Company's strategic plan has included significant investment in and modernization of many of the Company's computer systems. As a result, much of the costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant were already anticipated as part of the Company's planned information systems spending and did not need to be accelerated as a result of the Company's Year 2000 project. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $2.4 million, of which approximately $1.3 million is being expensed as incurred (including $965,000 expensed in Fiscal 1998, and $165,000 in the first six months of Fiscal 1999), and $1.1 million which was capitalized (including $855,000 capitalized in Fiscal 1998 and approximately $175,000 in the first six months of 1999).

     Although the Company believes its Year 2000 compliance efforts with respect to its systems will be successful, any failure or delay could result in actual costs and timing differing materially from that presently contemplated, and in a disruption of business. The Company is developing a contingency plan to permit its primary operations to continue if the Company's modifications and conversions of its systems are not successfully completed on a timely basis, but the foregoing cost estimates do not take into account any expenditures arising out of a response to any such contingencies that materialize. The Company's cost estimates also do not include time or costs that may be incurred as a result of third parties' failure to become Year 2000 compliant on a timely basis.
--------------------------------------------------------------------------------

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

     The Company's Year 2000 compliance project includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company operates a large number of retail stores in widely disbursed geographical locations, and Company merchandise is manufactured by a large number of suppliers. The Company believes that these factors will help to mitigate the adverse impact of potential Year 2000 failures by third party suppliers or utilities. The Company believes that the most reasonably likely worst case scenarios would involve an interruption of the supply of merchandise to the Company's stores, as a result of the delay in completion of the Company's merchandise orders by manufacturers, or a delay in the delivery of merchandise to the Company's stores due to a disruption of service at ports of export or at the U.S. port of import, or a disruption in service by transportation providers, or a disruption in operation of the Company's distribution center. The Company has developed contingency plans for its business functions and is in the process of analyzing the plans to ensure their adequacy. The Company anticipates this evaluation will be completed by the end of the third quarter of Fiscal 1999.

     The Company may not be able to compensate adequately for business interruption caused by certain third parties. Potential risks include suspension or significant curtailment of service or significant delays by banks, utilities or common carriers, or at U.S. ports of entry. The Company's business also could be materially adversely affected by the failure of governmental agencies to address Year 2000 issues affecting the Company's operations. For example, a significant amount of the Company's merchandise is manufactured outside the United States, and the Company is dependent upon the issuance by foreign governmental agencies of export visas for, and upon the U.S. Customs Service to process and permit entry into the United States of, such merchandise. If failures in government systems result in the suspension or delay of these agencies' services, the Company could experience significant interruption or delays in its inventory flow.
--------------------------------------------------------------------------------

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


STATEMENT REGARDING FORWARD LOOKING DISCLOSURES

     Sections of this Quarterly Report on Form 10-Q, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to predict accurately customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; any material adverse effects of the Year 2000 issue on the business of the Company or third parties with which the Company does business; or an adverse outcome of the litigation referred to in Note 5 to the Consolidated Financial Statements of the Company as of January 30, 1999 that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.
--------------------------------------------------------------------------------

                   PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

     As previously disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1999, the Company, Ann Taylor, certain current and former officers and directors of the Company and Ann Taylor, and Merrill Lynch & Co. ("Merrill Lynch") and certain of its affiliates, are defendants in a purported class action lawsuit, originally filed on April 26, 1996, by certain alleged stockholders of the Company in the United States District Court for the Southern District of New York. (Novak v. Kasaks, et al., No. 96 CIV 3073 (S.D.N.Y. 1996)). On or about December 15, 1998, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, seeking review of the District Court's November 9, 1998 order granting the defendants' motions to dismiss the amended complaint with prejudice for its failure to state a claim upon which relief may be granted and its failure to plead fraud with particularity. It is the Company's understanding that Merrill Lynch, its affiliates and the two directors who previously served on the Company's Board of Directors as representative of certain affiliates of Merrill Lynch, have reached a settlement with the plaintiffs, and the action as against these defendants has been remanded by the Court of Appeals to the District Court for proceedings in connection with that settlement. The appeal as against the remaining defendants, including the Company, has been fully briefed and is scheduled for oral argument before the Court of Appeals on September 15, 1999. Because this appeal is presently pending, any liability that may arise from this action cannot be predicted at this time. The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously.



ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS


     During the period covered by this report, the Company issued $199,072,000 of convertible debentures due 2019 guaranteed on a subordinated basis by AnnTaylor, Inc. (the "Convertible Debentures"). Approximately 2.4 million shares of common stock are issuable upon conversion of the Convertible Debentures. $180,975,000 of Convertible Debentures were originally issued by the Company on June 18, 1999 to qualified institutional buyers ("QIBs") in reliance on Rule 144A under the Securities Act of 1933. The initial purchasers of the Convertible Debentures were Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, and Bank America Securities LLC (the "Initial Purchasers"). The remaining $18,097,000 of Convertible Debentures were sold on July 15, 1999 pursuant to an over-allotment option granted to the Initial Purchasers in the Purchase Agreement, also in reliance on Rule 144A.
--------------------------------------------------------------------------------

     The Convertible Debentures were sold at an original issue price of $552.56 per $1,000 principal amount at maturity, or an aggregate issue price of $110,000,000. The aggregate underwriting commission to the Initial Purchasers was $3,300,000.

     The Convertible Debentures mature on June 18, 2019, and are convertible into 12.078 shares of common stock per $1,000 principal amount at maturity of Convertible Debenture. The convertible securities may be redeemed at the Company's option on or after June 18, 2004.

     The Bank of New York was named as trustee for the Convertible Debentures.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     As reported in the Company's Quarterly Report for the First Quarter ended May 1, 1999, AnnTaylor Stores Corporation's 1999 Annual Meeting of Stockholders was held on May 18, 1999. The following matters were voted upon and approved by the Company's stockholders at the meeting:

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

2. The amendment of the Company's Restated Certificate of Incorporation to increase the number of shares of common stock the Corporation is authorized to issue from 40,000,000 to 120,000,000 was approved. 16,196,419 shares were voted in favor of, 3,945,425 shares were voted against, and 10,341 shares abstained from voting on, this proposal.

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

--------------------------------------------------------------------------------

ITEM 5.   OTHER INFORMATION

     On August 31, 1999, the Board of Directors of the Company authorized a $40 million securities repurchase program. Pursuant to this program, purchases of shares of the Company's Common Stock and/or its Convertible Debentures due 2019 will be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of Common Stock will become treasury shares and may be used for general corporate and other purposes. Repurchased Debentures will be cancelled.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:

          4.1 Indenture, dated as of June 18, 1999, between the Company, Ann Taylor, and The Bank of New York, as Trustee relating to the Company's Convertible Subordinated Debentures due 2019. Incorporated by reference to Exhibit 4.01 to the Registration Statement of the Company filed on September 13, 1999.

          4.2 Registration Rights Agreement, dated as of June 18, 1999, between the Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith and Banc America Securities LLC. Incorporated by reference to Exhibit 4.02 to the Registration Statement of the Company filed on September 13, 1999.

          10.6.2 Amendment #2 to the Employment Agreement, dated August 12, 1999, between the Company and J. Patrick Spainhour.

          10.19.6 First Amendment to the Credit Agreement, dated as of September 7, 1999, among Ann Taylor, Bank of America, N.A., Citibank, N.A., First Union National Bank and each of the other lenders party to the Credit Agreement, NationsBanc Montgomery Securities LLC, as Arranger, and Bank of America, as Administrative Agent.

          27   Financial Data Schedule

--------------------------------------------------------------------------------

     (b)   Reports on Form 8-K:

     The Company filed a report dated June 11, 1999 with the Commission on Form 8-K on June 15, 1999, and a report dated June 21, 1999 was filed with the Commission on Form 8-K on June 22, 1999, with respect to the Company's intention and subsequent completion of a sale, through a private placement, of a new issue of discounted convertible subordinated debentures due 2019 and that the proceeds of the offering were used in connection with the redemption, on July 22, 1999, of the $100,000,000 outstanding 83/4% subordinated notes due 2000 issued by the Company's wholly owned subsidiary AnnTaylor, Inc.

--------------------------------------------------------------------------------

                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AnnTaylor Stores Corporation

Date:  September 14, 1999           By:  /s/  J. Patrick Spainhour
      --------------------               ---------------------------
                                              J. Patrick Spainhour
                                              Chairman and Chief Executive
                                              Officer




Date: September 14, 1999            By: /s/  Barry Erdos
      -------------------               ----------------------------
                                             Barry Erdos
                                             Executive Vice President -
                                             Chief Financial Officer and
                                             Treasurer