Form 10-Q
period 1999-10-30
TAYLOR ANN STORES CORP
filed 1999-12-14
CIK 874214

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended October 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding as of
             Class                                  November 26, 1999
             -----                                  -----------------
  Common Stock, $.0068 par value                       30,718,407


================================================================================

                               INDEX TO FORM 10-Q
                               ------------------







                                                                    Page No.
   PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Statements of Operations
                  for the Quarters and Nine Months Ended October
                  30, 1999 and October 31, 1998........................ 3
               Condensed Consolidated Balance Sheets at
                  October 30, 1999 and January 30, 1999..............   4
               Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended October 30, 1999 and
                  October 31, 1998...................................   5
               Notes to Condensed Consolidated Financial Statements..   6

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................  10


   PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings.....................................  18

      Item 6.  Exhibits and Reports on Form 8-K......................  19


================================================================================

                    PART I. FINANCIAL INFORMATION



Item 1.     Financial Statements





                         ANNTAYLOR STORES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Quarters and Nine Months Ended October 30, 1999 and October 31, 1998
                                 (unaudited)


                                             Quarters Ended    Nine Months Ended
                                             --------------    -----------------
                                           Oct. 30, Oct. 31,  Oct. 30,  Oct. 31,
                                              1999     1998      1999      1998
                                              ----     ----      ----      ----
                                         (in thousands except per share amounts)

Net sales................................. $272,289 $227,535  $787,436$ $649,098
Cost of sales.............................  122,414  103,117   380,319   318,412
                                           --------  -------  --------  --------

Gross profit..............................  149,875  124,418   407,117   330,686
Selling, general and administrative
  expenses................................  108,122   91,571   302,890   256,989
Amortization of goodwill..................    2,760    2,760     8,280     8,280
                                           --------  -------  --------  --------

Operating income..........................   38,993   30,087    95,947    65,417
Interest expense..........................      866    4,718     6,450    13,692
Other expense, net........................      541       73     1,351       310
                                           --------  -------  --------  --------

Income before income taxes and
  extraordinary loss.....................    37,586   25,296    88,146    51,415
Income tax provision.....................    16,138   11,222    38,570    23,878
                                           --------  -------  --------  --------
Income before extraordinary loss..........   21,448   14,074    49,576    27,537
Extraordinary loss (net of income
  tax benefit of $641,000)................      ---      ---       962       ---

Net income................................$ 21,448  $ 14,074  $ 48,614  $ 27,537
                                          ========  ========  ========  ========

Basic earnings per share of common stock:
    Basic earnings per share before
      extraordinary loss..................$   0.68   $  0.55  $   1.73  $   1.07
    Extraordinary loss per share..........     ---       ---      0.03       ---
                                           --------  -------  --------  --------
    Basic earnings per share..............$   0.68   $  0.55  $   1.70  $   1.07
                                           ========  =======  ========  ========
Diluted earnings per share of common stock:
    Diluted earnings per share before
      extraordinary loss .................$   0.65   $  0.50  $   1.58  $   1.02
    Extraordinary loss per share..........     ---       ---      0.03       ---
                                           --------  -------  --------  --------
    Diluted earnings per share............$  0.65    $  0.50  $   1.55$ $   1.02
                                           ========  =======  ========  ========


     See accompanying notes to condensed consolidated financial statements.

================================================================================

                         ANNTAYLOR STORES CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    October 30, 1999 and January 30, 1999


                                                      October 30,   January 30,
                                                          1999         1999
                                                          ----         ----
                                                       (unaudited)
                                                           (in thousands)
                                    ASSETS
Current assets
    Cash and cash equivalents........................  $ 50,467       $ 67,031
    Accounts receivable, net.........................    77,244         71,049
    Merchandise inventories..........................   165,334        136,748
    Prepaid expenses and other current assets........    29,673         23,637
                                                       --------       --------
      Total current assets...........................   322,718        298,465
Property and equipment, net..........................   171,440        151,785
Goodwill, net .......................................   311,419        319,699
Deferred financing costs, net .......................     5,661          2,627
Other assets.........................................     3,568          2,841
                                                       --------       ==------
      Total assets...................................  $814,806       $775,417
                                                       ========       ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable.................................  $ 65,672       $ 65,419
    Accrued salaries and bonus.......................    19,537         17,132
    Accrued tenancy..................................     8,235          8,465
    Accrued expenses.................................    31,626         37,535
    Current portion of long-term debt................     1,282          1,206
                                                       --------       --------
      Total current liabilities......................   126,352        129,757
Long-term debt.......................................   114,072        103,951
Other liabilities....................................    13,341         12,386
Commitments and contingencies
Company-Obligated Mandatorily Redeemable Convertible
    Preferred Securities of AnnTaylor Finance Trust
    Holding Solely Convertible Debentures of
    the Company......................................       ---         96,624
Stockholders' equity
    Common stock, $.0068 par value; 120,000,000
     shares authorized; 31,554,120 and
     26,035,301 shares issued, respectively                 214            177
    Additional paid-in capital.......................   469,276        359,805
    Warrants to acquire 2,814 shares of common stock.       ---             46
    Retained earnings................................   121,813         73,295
    Deferred compensation on restricted stock........    (3,057)          (272)
                                                       --------       --------
                                                        588,246        433,051
    Less treasury stock, 715,948 and 17,201 shares,
      respectively, at cost..........................   (27,205)          (352)
                                                       --------       --------

          Total stockholders' equity.................   561,041        432,699
                                                       --------       --------
          Total liabilities and stockholders' equity.  $814,806       $775,417
                                                       ========       ========


    See accompanying notes to condensed consolidated financial statements.

================================================================================

             ANNTAYLOR STORES CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Nine Months Ended October 30, 1999 and October 31, 1998
                              (unaudited)

                                                           Nine Months Ended
                                                           -----------------
                                                        October 30,  October 31,
                                                            1999         1998
                                                            ----         ----
                                                            (in thousands)
Operating activities:
  Net income...........................................  % 48,614     $ 27,537
  Adjustments to reconcile net income to net
     cash provided
     by operating activities:
     Extraordinary loss................................     1,603          ---
     Provision for loss on accounts receivable.........       672        1,086
     Depreciation and amortization.....................    22,882       21,798
     Amortization of goodwill..........................     8,280        8,280
     Non-cash interest.................................     1,982          955
     Amortization of deferred compensation.............     1,151          301
     Deferred income taxes.............................    (2,000)        (218)
     Loss on disposal of property and equipment........     1,217          336
       (Increase) decrease in:
         Receivables...................................    (6,867)     (10,642)
         Merchandise inventories.......................   (28,586)     (51,292)
         Prepaid expenses and other current assets.....    (5,036)      (2,947)
       Increase (decrease) in:
         Accounts payable..............................       253       19,707
         Accrued expenses..............................    (3,734)      13,133
         Other non-current assets and liabilities, net.     1,229          149
                                                          -------      -------
  Net cash provided by operating activities............    41,660       28,183
                                                          -------      -------
Investing activities:
  Purchases of property and equipment..................   (43,755)     (30,502)
                                                          -------      -------
  Net cash used by investing activities................   (43,755)     (30,502)
                                                          -------      -------
Financing activities:
  Payments on mortgage.................................      (897)        (832)
  Proceeds from exercise of stock options..............     8,869          581
  Issuance of restricted stock.........................       ---           97
  Repurchase of restricted stock.......................       ---          (19)
  Redemption of 8-3/4% Notes...........................  (101,375)         ---
  Redemption of Company Obligated Mandatorily
    Redeemable Convertible Preferred
    Securities.........................................      (100)         ---
  Proceeds from issuance of Convertible
    Debentures Due 2019................................   110,000          ---
  Repurchase of Common Stock............................  (26,816)         ---
  Payment of deferred financing costs...................   (4,150)      (2,653)
                                                          -------      -------
  Net cash used by financing activities.................  (14,469)      (2,826)
                                                          -------      -------
Net decrease in cash....................................  (16,564)      (5,145)
Cash, beginning of period...............................   67,031       31,369
                                                          -------      -------
Cash, end of period..................................... $ 50,467     $ 26,224
                                                          =======      =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest.............. $  6,804     $ 11,675
                                                          =======      =======
  Cash paid during the period for income taxes.......... $ 34,334     $ 23,080
                                                          =======      =======

 See accompanying notes to condensed consolidated financial statements.


================================================================================

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

    Detailed footnote information is not included for the quarters ended October 30, 1999 and October 31, 1998. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 1998 Annual Report to Stockholders.


2.  NET INCOME PER SHARE

    Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock that are issuable by the Company upon the conversion of all outstanding warrants, stock options, and convertible securities. Basic and diluted earnings per share calculations follow:

                            [Tables on next page]

================================================================================

                      ANNTAYLOR STORES CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


2.  NET INCOME PER SHARE (CONTINUED)



                                                Quarters Ended
                                -----------------------------------------------
                                  October 30, 1999          October 31, 1998
                                ---------------------     ---------------------
                                   (in  thousands, except per share amounts)
                                                Per                       Per
                                               Share                     Share
                                Income Shares  Amount    Income  Shares  Amount
                                ------ ------  ------    ------  ------  ------
BASIC EARNINGS PER SHARE
Income available to common
   stockholders                $21,448 31,408  $0.68    $14,074  25,671  $0.55
                                               =====                     =====
EFFECT OF DILUTIVE
   SECURITIES
Warrants                           ---    ---               ---       3
Stock options                      ---    270               ---     240
Preferred Securities               ---    ---             1,297   5,120
Convertible Debentures
   due 2019                        626  2,404               ---     ---
                                ------ ------            ------  ------
DILUTED EARNINGS PER SHARE
Income available to
   common stockholders         $22,074 34,082  $0.65    $15,371  31,034  $0.50
                               ======= ======  =====    =======  ======  =====




                                             Nine Months Ended
                                -----------------------------------------------
                                  October 30, 1999          October 31, 1998
                                ---------------------     ---------------------
                                   (in  thousands, except per share amounts)
                                                Per                       Per
                                               Share                     Share
                                Income Shares  Amount    Income  Shares  Amount
                                ------ ------  ------    ------  ------  ------
BASIC EARNINGS PER SHARE
Income available to common
   stockholders before
   extraordinary loss          $49,576 28,617  $1.73    $27,537  25,653  $1.07
                                               =====                     =====
EFFECT OF DILUTIVE SECURITIES
Warrants                           ---      1               ---       3
Stock options                      ---    292               ---     110
Preferred Securities             1,297  2,776             3,892   5,120
Convertible Debentures
   due 2019                        911  1,165               ---    ----
                                ------ ------            ------  ------
DILUTED EARNINGS PER SHARE
Income available to common
   stockholders before
   extraordinary loss          $51,784 32,851  $1.58    $31,429  30,886  $1.02
                               ======= ======  =====    =======  ======  =====




================================================================================

                        ANNTAYLOR STORES CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)




3.  LONG-TERM DEBT


    The following summarizes long-term debt outstanding at October 30, 1999:

                                                   (in thousands)
        Convertible Debentures due 2019,
         net of discount of $87,978,000............  $ 111,094
        Mortgage...................................      4,260
                                                       -------
           Total debt .............................    115,354
        Less current portion.......................      1,282
                                                       -------
           Total long-term debt....................  $ 114,072
                                                       =======

     To facilitate the securities repurchase program discussed in Note 5 and the Company's capital expenditure program, on September 7, 1999 AnnTaylor, Inc. ("Ann Taylor") entered into an amendment to its senior secured revolving credit facility (the "Credit Facility") with its bank lending group that eliminated the Credit Facility's limitation on annual capital expenditures, replacing it with a fixed charge coverage ratio covenant, and specifically permits the securities repurchase program. Additionally, Ann Taylor elected to reduce the commitment of the lenders under the Credit Facility by $25,000,000 to $125,000,000 from $150,000,000 effective September 3, 1999, and the term of the Credit Facility was extended to June 30, 2001.


4.  ENTERPRISE-WIDE OPERATING INFORMATION

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

================================================================================

                         ANNTAYLOR STORES CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)




5.  SECURITIES REPURCHASE PROGRAM

    During the third quarter of Fiscal 1999, the Board of Directors authorized a program under which the Company was authorized to purchase up to $40 million of the Company's common stock and/or its convertible debentures due 2019 (the "Convertible Debentures") through open market purchases and/or in privately negotiated transactions. As of October 30, 1999, 700,000 shares of the Company's common stock had been repurchased for an aggregate purchase price of $26,816,000. During November 1999, the Company purchased an additional 332,500 shares of its common stock for an aggregate purchase price of $13,118,000, completing the securities repurchase program. All of the repurchased shares became treasury shares and may be used for general corporate and other purposes. No Convertible Debentures were repurchased under the program.




================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                                       Quarters Ended        Nine Months Ended
                                       --------------        -----------------
                                       Oct. 30,  Oct. 31,   Oct. 30,   Oct. 31,
                                         1999     1998        1999       1998
                                         ----     ----        ----       ----
    Number of Stores:
       Open at beginning of period..     387       342        365        324
       Opened during period.........      17        17         44         37
       Expanded during period*......       5         3          7          6
       Closed during period.........       2       ---          7          2
       Open at end of period........     402       359        402        359
    Type of Stores Open at End
      of Period:
       Ann Taylor stores............                          318        303
       Ann Taylor Factory Stores....                           11         14
       Ann Taylor Loft stores.......                           73         42

----------------------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.



QUARTER ENDED OCTOBER 30, 1999 COMPARED TO QUARTER ENDED OCTOBER 31, 1998

    The Company's net sales in the third quarter of 1999 increased to $272,289,000 from $227,535,000 in the third quarter of 1998, an increase of $44,754,000 or 19.7%. The increase is attributable to the opening of new stores, expansion of certain stores and an increase in comparable store sales of 8.1%. Management believes that the comparable store sales increase was primarily attributable to the favorable customer reaction to the Company's product offerings and merchandise assortment.

    Gross profit as a percentage of net sales increased to 55.0% in the third quarter of 1999 from 54.7% in the third quarter of 1998.

    Selling, general and administrative expenses represented 39.7% of net sales in the third quarter of 1999, compared to 40.2% of net sales in the third quarter of 1998. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales and improved operating efficiencies, partially offset by an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand and an increase in third party credit charges resulting from the increase in third party charge sales as a percentage of total sales.
================================================================================

     As a result of the foregoing, the Company had operating income of $38,993,000, or 14.3% of net sales, in the third quarter of 1999, compared to operating income of $30,087,000, or 13.2% of net sales, in the third quarter of 1998. Amortization of goodwill was $2,760,000 in both the third quarter of 1999 and the third quarter of 1998. Operating income, without giving effect to goodwill amortization in either year, was $41,753,000, or 15.3% of net sales, in the third quarter of 1999 and $32,847,000, or 14.4% of net sales, in the third quarter of 1998.

     Interest expense was $866,000 in the third quarter of 1999 and $4,718,000 in the third quarter of 1998. The decrease in interest expense is attributable to the redemption during the second quarter of 1999 of the preferred securities and the 8-3/4% Notes, as well as greater interest income earned on cash on hand, offset in part by interest expense on the Convertible Debentures issued during the second quarter of 1999.

     The income tax provision was $16,138,000, or 42.9% of income before income taxes, in the third quarter of 1999, compared to $11,222,000, or 44.4% of income before income taxes, in the third quarter of 1998. The effective income tax rate for both periods was higher than the statutory rate primarily as a result of non-deductible goodwill amortization.

     As a result of the foregoing factors, the Company had net income of $21,448,000, or 7.9% of net sales, for the third quarter of 1999, compared to net income of $14,074,000, or 6.2% of net sales, for the third quarter of 1998.

     AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.


NINE MONTHS ENDED  OCTOBER 30, 1999  COMPARED TO NINE MONTHS  ENDED  OCTOBER 31,
1998

    The Company's net sales in the first nine months of 1999 increased to $787,436,000 from $649,098,000 in the first nine months of 1998, an increase of $138,338,000 or 21.3%. The increase is attributable to the opening of new stores, the expansion of existing stores and an increase in comparable store sales of 10.9%. Management believes that the increase in comparable store sales was primarily attributable to favorable customer reaction to the Company's product offerings and merchandise assortment.

    Gross profit as a percentage of net sales increased to 51.7% in the first nine months of 1999 from 50.9% in the first nine months of 1998. This increase in gross margin primarily reflects a higher initial markup rate, reflecting on-going improvements achieved by the Company's sourcing division,

================================================================================
offset in part by a higher markdown rate on goods that were sold below full price. Gross margin also benefited in the first quarter of 1999 from a greater percentage of merchandise being sold at full price compared to the first quarter of 1998.

    Selling, general and administrative expenses represented 38.5% of net sales in the first nine months of 1999, compared to 39.6% of net sales in the first nine months of 1998. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales and improved operating efficiencies, partially offset by an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand.

    As a result of the foregoing, the Company had operating income of $95,947,000, or 12.2% of net sales, in the first nine months of 1999, compared to operating income of $65,417,000, or 10.1% of net sales, in the first nine months of 1998. Amortization of goodwill was $8,280,000 in each of the first nine months of 1999 and 1998. Operating income, without giving effect to goodwill amortization, was $104,227,000, or 13.2% of net sales, in the 1999 period and $73,697,000, or 11.4% of net sales, in the 1998 period.

     Interest expense was $6,450,000 in the first nine months of 1999 and $13,692,000 in the first nine months of 1998. The decrease in interest expense is attributable to the redemption in the second quarter of 1999 of the preferred securities and the 8-3/4% Notes, and to greater interest income earned on cash on hand, offset in part by interest expense on the Convertible Debentures issued in the second quarter of 1999.

    The income tax provision was $38,570,000, or 43.8% of income before income taxes and extraordinary loss, in the 1999 period, compared to $23,878,000, or 46.4% of income before income taxes in the 1998 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

     On July 22, 1999, the Company applied the proceeds received from the issuance of its Convertible Debentures to redeem the outstanding 8-3/4% Notes. This resulted in an extraordinary charge to earnings in the first nine months of Fiscal 1999 of $962,000, net of income tax benefit, or $0.03 per share on a diluted basis.

    As a result of the foregoing factors, the Company had net income of $48,614,000, or 6.2% of net sales, for the first nine months of 1999, compared to net income of $27,537,000 or 4.2% of net sales, for the first nine months of 1998.

================================================================================

FINANCIAL CONDITION

     For the first nine months of 1999, net cash provided by operating activities totaled $41,660,000, primarily as a result of net income and non-cash operating expenses, partially offset by increases in merchandise inventories, prepaid expenses and other assets, and accounts receivable, and a decrease in accrued expenses. Cash used for investing activities during the first nine months of 1999 amounted to $43,755,000, for the purchase of property and equipment. Cash used by financing activities during the first nine months of 1999 amounted to $14,469,000, reflecting the redemption of the 8-3/4% Notes, the repurchase of Company common stock and the payment of deferred financing costs related to the issuance of the Convertible Debentures, partially offset by the proceeds from the issuance of the Convertible Debentures and proceeds from exercises of employee stock options to purchase Company common stock.

    Merchandise inventories were $165,334,000 at October 30, 1999, compared to inventories of $136,748,000 at January 30, 1999. Merchandise inventories at October 30, 1999 and January 30, 1999 included approximately $15,539,000 and $32,329,000, respectively, of inventory associated with the Company's sourcing division, which is primarily finished goods in transit from factories.

     In  September  1999,  Ann Taylor  entered  into an  amendment to its Credit
Facility that eliminated the credit agreement's limitation on annual capital expenditures, replacing it with a fixed charge coverage ratio test, and specifically permits a securities repurchase program. Additionally, Ann Taylor elected to reduce the commitment of the lenders under the Credit Facility by $25,000,000, to $125,000,000 from $150,000,000 and the term of the Credit
Facility was extended to June 30, 2001.

    At October 30, 1999, there were no borrowings outstanding under the Credit Facility. Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified rates against certain eligible assets.

    For Fiscal 1999, the Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, and the investment in information systems, are expected to total approximately $55,000,000, of which $43,755,000 were incurred for the nine months ended October 30, 1999. During the first nine months of fiscal 1999, the Company opened 17 new Ann Taylor stores and 27 Ann Taylor Loft stores, including 4 locations that were converted from Ann Taylor stores. In addition, the Company completed the expansion of 7 Ann Taylor stores. The Company expects to open a total of 18 new Ann Taylor stores and 29 Ann Taylor Loft stores (including four Ann Taylor stores being converted to Ann Taylor

================================================================================

Loft stores), and to expand or relocate a total of 8 Ann Taylor stores, in Fiscal 1999.

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

    During the third quarter of Fiscal 1999, the Board of Directors authorized a program under which the Company was authorized to purchase up to $40 million of the Company's common stock and/or its Convertible Debentures through open market purchases and/or in privately negotiated transactions. As of October 30, 1999, 700,000 shares of the Compan's common stock had been repurchased for an aggregate purchase price of $26,816,000. During November 1999, the Company purchased an additional 332,500 shares of its common stock for an aggregate purchase price of $13,118,000, completing the securities repurchase program. All of the repurchased shares became treasury shares and may be used for general corporate and other purposes. No Convertible Debentures were repurchased.


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

    The initial phase of the Company's Year 2000 compliance project was the evaluation of all software, hardware and equipment owned, leased or licensed

================================================================================
by the Company, and identification of those systems and equipment requiring Year 2000 remediation. This analysis was completed during Fiscal 1998.

    All material computer software, hardware and equipment in the Company's sourcing offices located outside of the United States, and U.S. home offices, distribution center and retail stores that was not Year 2000 compliant has been remediated or replaced.

    Over the past few years, the Company's strategic plan has included significant investment in and modernization of many of the Company's computer systems. As a result, much of the costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant were already anticipated as part of the Company's planned information systems spending and did not need to be accelerated as a result of the Company's Year 2000 project. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $2.4 million, of which approximately $1.3 million is being expensed as incurred (including $965,000 expensed in Fiscal 1998, and $275,000 in the first nine months of Fiscal 1999), and $1.1 million which was capitalized (including $855,000 capitalized in Fiscal 1998 and approximately $175,000 in the first nine months of 1999).

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

    The Company has been communicating with its business partners, including key manufacturers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. During the first quarter of fiscal 1999, the Company completed an initial assessment of the Year 2000 readiness of those third parties whose services are most significant to the Company's business. The Company has continued to monitor the Year 2000 readiness of its key suppliers of goods and services throughout the year. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit

================================================================================
uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on the Company's business and results of operations. Potential interruptions of such third parties' business or service to the Company resulting from Year 2000 issues will be addressed in the Company's contingency planning efforts, discussed below.

    The Company's Year 2000 compliance project includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company operates a large number of retail stores in widely disbursed geographical locations, and Company merchandise is manufactured by a large number of suppliers. The Company believes that these factors will help to mitigate the adverse impact of potential Year 2000 failures by third party suppliers or utilities. The Company believes that the most reasonably likely worst case scenarios would involve an interruption of the supply of merchandise to the Company's stores, as a result of the delay in completion of the Company's merchandise orders by manufacturers, or a delay in the delivery of merchandise to the Company's stores due to a disruption of service at ports of export or at the U.S. port of import, or a disruption in service by transportation providers, or a disruption in operation of the Company's distribution center. The Company has developed contingency plans for its business functions and has analyzed the plans to ensure their adequacy to address potential disruption to the extent practicable.

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

================================================================================

STATEMENT REGARDING FORWARD LOOKING DISCLOSURES

    Sections of this Quarterly Report on Form 10-Q, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to predict accurately customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; any material adverse effects of the Year 2000 issue on the business of the Company or third parties with which the Company does business; or an adverse outcome of the litigation referred to in Part II, Item 1 of this quarterly report on Form 10-Q that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

================================================================================

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 filed with the Securities and Exchange Commission on March 29, 1999, the Company, Ann Taylor, certain current and former officers and directors of the Company and Ann Taylor, and Merrill Lynch & Co. ("Merrill Lynch") and certain of its affiliates, are defendants in a purported class action lawsuit, originally filed on April 26, 1996, by certain alleged stockholders of the Company in the United States District Court for the Southern District of New York. (Novak v. Kasaks, et al., No. 96 CIV 3073 (S.D.N.Y. 1996)). On November 9, 1998, the District Court issued an order granting the defendant's motion to dismiss the amended complaint with prejudice for its failure to plead fraud with particularity. On or about December 15, 1998, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, seeking review of the District court's order. Merrill Lynch, its affiliates and the two directors who previously served on the Company's Board of Directors as representatives of certain affiliates of Merrill Lynch, have reached a proposed settlement
with  the   plaintiffs,   which   provides,   among  other  things,   for  the
establishment of a settlement fund in the amount of $3,000,000 plus interest, which is subject to court approval. The action as against these defendants has been remanded by the Court of Appeals to the District Court for proceedings in connection with that settlement. The District Court has
certified   the  class  only  for  the  purpose  of  effecting   the  proposed
settlement. The settling parties seek the entry of a contribution bar order that purportedly would bar and enjoin any non-settling defendant from making any claim for contribution against any of the settling defendants or released parties. A settlement hearing has been set by the District Court for December 14, 1999. The appeal as against the remaining defendants, including the Company, is pending before the Second Circuit Court of Appeals. As a result, any liability that may arise from this action cannot be predicted at this time. The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously.

================================================================================

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits:

         27       Financial Data Schedule


(b)   Reports on Form 8-K:

                        The  Company  filed a report  dated  December  6, 1999
                  with the Commission on Form 8-K, correcting the unaudited consolidated balance sheet for AnnTaylor Stores Corporation as of October 30, 1999 that was included in the Company's third quarter earnings press release issued to the public on November 16, 1999, and in the prospectus dated November 23, 1999 that is part of Amendment No. 1 to the Registration Statement on Form S-3 filed by the Company and AnnTaylor, Inc. with the Securities and Exchange Commission on November 23, 1999 (Registration Nos. 333-86955 and 333-86955-01).


================================================================================

                              SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AnnTaylor Stores Corporation



Date: December 14, 1999                    By: /s/  J. Patrick Spainhour
      ------------------                       -------------------------
                                                    J. Patrick Spainhour
                                               Chairman and Chief Executive
                                                         Officer




Date: December 14, 1999                    By: /s/ Barry Erdos
      ------------------                       -------------------------
                                                   Barry Erdos
                                               Executive Vice President -
                                               Chief Financial Officer and
                                                     Treasurer