Form 10-K
period 2000-01-29
TAYLOR ANN STORES CORP
filed 2000-04-18
CIK 874214

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         FORM 10-K
                                         ---------
(Mark One)


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         For the fiscal year ended January 29, 2000
                         ------------------------------------------

                                             OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                COMMISSION FILE NO. 1-10738


                                ANNTAYLOR STORES CORPORATION
                   -----------------------------------------------------
                   (Exact name of registrant as specified in its charter)



        DELAWARE                                       13-3499319
 -------------------------------          -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


     142 West 57th Street, New York, NY                        10019
     ----------------------------------                     ----------
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


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |_|No |X| .

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 31, 2000 was $654,895,854.

      The number of shares of the registrant's Common Stock outstanding as of March 31, 2000 was 28,722,617.

                            DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant's Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be held on May 18, 2000 are incorporated by reference into Part III.


-----------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS
-------

GENERAL

      AnnTaylor Stores Corporation (the "Company"), through its wholly owned subsidiaries, is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold primarily under the Ann Taylor brand name. The Company believes that "Ann Taylor" is a highly recognized national brand that defines a distinct fashion point of view. Ann Taylor merchandise represents classic styles, updated to reflect current fashion trends. The Company's stores offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a total wardrobing strategy. This total wardrobing strategy is reinforced by an emphasis on customer service. Ann Taylor sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the "Ann Taylor look" while reflecting the customers' personal styles.


      As of January 29, 2000, the Company operated 405 retail stores in 42 states, the District of Columbia and Puerto Rico under the names Ann Taylor, Ann Taylor Loft and Ann Taylor Factory Store. The Company's 319 Ann Taylor stores compete in the "better"-priced market. These stores represent the Company's core merchandise line. Approximately three-quarters of these stores are located in regional malls and upscale specialty retail centers, with the balance located in downtown and village locations. The Company believes that the customer base for its Ann Taylor stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

      As of January 29, 2000, the Company operated 75 Ann Taylor Loft stores. Ann Taylor Loft stores compete in the "upper-moderate"-priced market. Ann Taylor Loft is designed for women with a more relaxed lifestyle, who appreciate the Ann Taylor style but are more price sensitive. Merchandise is created uniquely for these stores and is sold under the Ann Taylor Loft label. The first Ann Taylor Loft stores opened by the Company were located in factory outlet centers, including some Ann Taylor Factory Stores that, in 1996, were converted to Loft stores after the introduction of the Loft concept. In 1998, the Company began opening Ann Taylor Loft stores outside the factory outlet environment, in regional malls and strip shopping centers. At January 29, 2000, over 40 Ann Taylor Loft stores were located in these venues. Management believes that Ann Taylor Loft represents a significant opportunity for the Company to compete in the upper-moderate-priced women's apparel market. See "Stores and Expansion", "Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward Looking Disclosures" below.

      At January 29, 2000, the Company also operated 11 Ann Taylor Factory stores in factory outlet centers. These stores serve primarily as a clearance vehicle for merchandise from Ann Taylor stores. Many of these stores also offer a limited selection of original priced Ann Taylor Loft merchandise.

      From time to time, the Company introduces new product categories to its merchandise assortment. The Company believes that product extensions support the Company's total wardrobing strategy and provide existing and new customers with additional reasons to shop at the Company's stores. Product extensions introduced over the last several years include petite sizes in the Company's apparel offerings, and fragrance and personal care products in both Ann Taylor and Ann Taylor Loft stores. In Fall of 2000, the Company intends to test market its own line of color cosmetics in a select group of Ann Taylor stores.

      The Company was incorporated under the laws of the state of Delaware in 1988 under the name AnnTaylor Holdings, Inc. The Company changed its name to AnnTaylor Stores Corporation in April 1991. The Company completed an initial public offering of its common stock in May 1991. Unless the context indicates otherwise, all references herein to the Company include the Company and its wholly owned subsidiaries.

--------------------------------------------------------------------------------

MERCHANDISE DESIGN AND PRODUCTION

      Substantially all merchandise offered by the Company's stores is developed by the Company's in-house product design and development teams, which design merchandise exclusively for the Company. The Company's merchandising groups determine inventory needs for the upcoming season, edit the assortments developed by the design teams, plan monthly merchandise flows, and arrange for the production of merchandise by independent manufacturers, either through the Company's sourcing division, or through private label specialists.

      The Company's production management and quality assurance departments establish the technical specifications for all Company merchandise, inspect factories in which the merchandise is produced, including periodic in-line inspections while goods are in production to identify potential problems prior to shipment and, upon receipt, inspect merchandise on a test basis for uniformity of size and color, as well as for conformity with specifications and overall quality of manufacturing.

      The Company sources merchandise from approximately 236 manufacturers and vendors, none of which accounted for more than 4% of the Company's merchandise purchases in Fiscal 1999. The Company's merchandise is manufactured in over 20 countries, with approximately 35% of the Company's merchandise manufactured in China, 14% in Korea, and 12% in Hong Kong. Any event causing a sudden disruption of manufacturing or imports from China, Korea or Hong Kong, including the imposition of additional import restrictions, could have a material adverse effect on the Company's operations. Substantially all of the Company's foreign purchases are negotiated and paid for in U.S. dollars.

      The Company cannot predict whether any of the foreign countries in which its products are currently manufactured or any of the countries in which the Company may manufacture its products in the future will be subject to future or increased import restrictions by the U.S. government, including the likelihood, type or effect of any trade restriction. Trade restrictions, including increased tariffs or quotas, against apparel, footwear or other items sold by the Company could affect the importation of such merchandise generally and could increase the cost or reduce the supply of merchandise available to the Company and adversely affect the Company's business, financial condition, results of operations and liquidity. The Company's merchandise flow may also be adversely affected by financial or political instability in any of the countries in which its goods are manufactured, if it affects the production or export of merchandise from such countries. Merchandise flow may also be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds.

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


INVENTORY CONTROL AND MERCHANDISE ALLOCATION

      The Company's planning departments analyze each store's size, location, demographics, and sales and inventory history to determine the quantity of merchandise to be purchased for and the allocation of merchandise to the Company's stores. Upon receipt, merchandise is allocated in order to achieve an emphasis that is suited to each store's customer base.

      Merchandise typically is sold at its original marked price for several weeks, with the length of time varying by item. The Company reviews its inventory levels on an on-going basis in order to identify slow-moving merchandise styles and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear this merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of design, seasonal adaptation or changes in customer preference or if it is determined that the inventory will not sell at its currently marked price. Marked-down items remaining unsold are moved periodically to the Company's factory outlet stores, where additional markdowns may be taken.

                                       -2-
--------------------------------------------------------------------------------

      In Fiscal 1999, inventory turned 4.8 times compared to 5.0 times in Fiscal 1998 and 5.1 times in Fiscal 1997. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and the end of the period, excluding inventory associated with the Company's sourcing division. Sourcing division inventory consists principally of finished goods in transit from factories. Effective February 1, 1998 the Company elected to change its method of inventory valuation to the average cost method as discussed in
Note 1 to the Consolidated Financial Statements of the Company.

      In Fiscal 1998, the Company selected a new comprehensive merchandising information system to provide improved systems support for the Company's merchandising functions. Since selection of the system, the Company has been conducting a methodical, detailed review of both the new system's functionality and the Company's internal merchandising processes, in order to design adaptations to the new system and, in some cases, changes to the Company's processes, so that the Company may make best use of the new system. The Company began piloting the new system for four merchandise categories in December 1999, and plans to introduce the system to all merchandising departments in the Spring of 2000. When fully operational, this new system will serve as the Company's central source of information regarding merchandise items, inventory management, purchasing, allocation, replenishment, receiving and distribution.

      The Company uses a centralized distribution system, under which nearly all merchandise is distributed to the Company's stores through its distribution center, located in Louisville, Kentucky. See "Properties". Merchandise is shipped by the distribution center to the Company's stores several times each week.


STORES AND EXPANSION

      An important aspect of the Company's business strategy is a real estate expansion program designed to reach new customers through the opening of new stores. The Company opens new stores in markets that it believes have a sufficient concentration of its target customers. The Company also adds stores, or expands the size of existing stores, in markets where the Company already has a presence, as market conditions warrant and sites become available. Store locations are determined on the basis of various factors, including geographic location, demographic studies, anchor tenants in a mall location, other specialty stores in a mall or specialty center location or in the vicinity of a village location, and the proximity to professional offices in a downtown or village location. Stores opened in factory outlet centers are located in factory outlet malls in which co-tenants generally include a significant number of outlet or discount stores operated under nationally recognized upscale brand names. Store size also is determined on the basis of various factors, including geographic location, demographic studies, and space availability.

      As of January 29, 2000, the Company operated 405 stores throughout the United States, the District of Columbia and Puerto Rico, of which 319 were Ann
Taylor stores, 75 were Ann Taylor Loft stores, and 11 were Ann Taylor Factory Stores.

      The average Ann Taylor store is approximately 5,000 square feet in size. The Company also has two flagship Ann Taylor stores in New York City and San Francisco, that are in excess of 20,000 square feet. These flagship stores represent the fullest assortment of Ann Taylor merchandise, and include amenities unique to these stores. In Fiscal 1999, the Company opened 18 Ann Taylor stores that averaged approximately 5,000 square feet. In Fiscal 2000, the Company plans to open approximately 15 Ann Taylor stores, which are expected to average approximately 4,500 square feet.

      Ann Taylor Loft stores that are located in factory outlet centers average approximately 9,000 square feet. Ann Taylor Loft stores that are located in regional malls and strip shopping centers average approximately 6,000 square feet. In Fiscal 1999, the Company opened 29 Ann Taylor Loft stores that averaged approximately 6,000 square feet. In Fiscal 2000, the Company expects to open approximately 70 Ann Taylor Loft stores, primarily in regional malls and strip shopping centers. These stores are also expected to average approximately 6,000 square feet.

--------------------------------------------------------------------------------

      The Company's 11 Ann Taylor Factory Stores, located in factory outlet centers, average 7,000 square feet.

      The Company's stores typically have approximately 20% of their total square footage allocated to stockroom and other non-selling space.

      The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor stores ("ATS"), Ann Taylor Factory Stores ("ATFS"), Ann Taylor Loft stores ("ATL") and the Company's former Ann Taylor Studio shoe stores ("ATA") over the past five years:


                                                              No.        No.
                   Total Stores        No. Stores           Stores     Stores             No. Stores Open
                     Open at          Opened During        Expanded    Closed                at End of
                     Beginning         Fiscal Year          During     During                Fiscal Year
                     of Fiscal    ---------------------     Fiscal     Fiscal      -----------------------------------
Fiscal Year           Year        ATS ATFS  ATL  ATA(a)     Year(b)    Year(b)     ATS   ATFS   ATL     ATA(a)   Total
-----------           ----        --- ----  ---  ------     --------   -------     ---   ----   ----    -----    -----
1995................. 262         26    4    14     4         30          4        258    22     17       9       306
1996................. 306          9    1     1   ---          7          8        259    14(c)  27(c)    9       309
1997................. 309         27  ---   ---   ---          9         12        283    14     27     ---       324
1998................. 324         26  ---    19   ---          8          4        306    13     46     ---       365
1999................. 365         18  ---    29   ---          8          7        319    11     75     ---       405

------------

  (a) Ann Taylor Studio was a free-standing shoe and accessory store concept tested by the Company in 1994 and 1995. All Ann Taylor Studio stores were closed during Fiscal 1997.

  (b) All stores expanded and all stores closed were Ann Taylor stores, except that one store expanded in 1995 was an ATL store, one store closed in 1998 was an ATFS store and nine stores closed in 1997 were ATA stores. Four stores closed in 1999 were Ann Taylor stores that were replaced in the same locations with new ATL stores.

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

      The  Company  believes  that  its  existing  store  base is a  significant strategic asset of its business. Ann Taylor stores are located in some of the most productive retail centers in the United States. In addition, the Company believes that it is among the tenants most highly desired by real estate developers because of its strong Ann Taylor brand franchise and its high average sales per square foot productivity ($502 per square foot in Fiscal 1999) relative to other specialty apparel retailers.

      The Company has invested approximately $153 million in its store base since the beginning of Fiscal 1995; approximately 58% of its stores are either new or have been remodeled, as a result of an expansion or relocation, in the last five years.

      The Company's 1999 real estate expansion plan resulted in an increase in the Company's total store square footage of approximately 242,000 square feet (net of store closings), or 11.9%, from approximately 2,038,000 square feet at the end of fiscal 1998 to approximately 2,280,000 square feet at the end of fiscal 1999. In Fiscal 2000, the Company intends to increase store square footage by approximately 460,000 square feet, or 20%, representing approximately 15 new Ann Taylor stores, the expansion or relocation of approximately 5 existing Ann Taylor stores, and approximately 70 new Ann Taylor Loft stores.

      Capital expenditures for the Company's Fiscal 1999 store expansion program, net of landlord construction allowances, totaled approximately $33.5 million, including expenditures for store refurbishing and store refixturing. The Company expects that capital expenditures for its Fiscal 2000 store expansion program, net of landlord construction allowances, will be approximately $57.6 million, including expenditures for store refurbishing and store refixturing.

                                      -4-
--------------------------------------------------------------------------------

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


INTERNET STRATEGY

      During fiscal 1999, the Company conducted rigorous research and analysis of the potential for an Ann Taylor web site on the Internet. The Company believes that an Ann Taylor web site offering Company merchandise on-line presents the opportunity for incremental sales, both over the Internet and by attracting customers to its stores. The Company believes that an Ann Taylor web site would also enhance the Company's brand building activities, client service and communication. The Company is currently developing the design and features of its proposed initial web site. The Company expects that, at least initially, site design, hosting, order fulfillment and customer service support for the Company's web site will be performed by outside vendors, under the supervision of the Company's new Internet division. The Company intends to finalize its Internet entry strategy during fiscal 2000, and expects to have a web site operational by Holiday 2000 or Spring 2001.


INFORMATION SYSTEMS

      In 1997, the Company completed a thorough review of its information systems, and developed a five-year strategic plan to upgrade these systems. The Company reviews this plan annually, enhancing and adding projects as business needs evolve. The Company believes that enhanced information systems are critical to providing its management with efficient decision support tools and maintaining the Company's competitive position.

      The implementation of the core merchandising information system referred to above under "Inventory Control and Merchandise Allocation" was a component of the original five-year information systems upgrade plan.

      An upgrade of the Company's store point of sale system is also part of this five-year strategic plan. The Company will begin to pilot a new point of sale system for its retail stores in 2000, and intends to roll the new system out to all of its stores in fiscal 2001. The new point of sale system will give the Company added capability for data exchange between store systems and home office systems, providing the opportunity for enhanced operating efficiencies. For example, when fully implemented, the new point of sale system will permit stores to transmit certain associate information directly through the store systems, reducing paperwork and increasing efficiency and accuracy.

      During 1999, the Company developed an intensive training program for the Company's store associates, designed to elevate sales associates' wardrobing knowledge and client relationship skills. This training program will be introduced in the Company's stores in the fall of 2000. Training will be conducted, in part, through computerized modules delivered on CD-ROM, on a dedicated personal computer to be installed at each store location. The
Company's information systems plan has been expanded to incorporate this training program.

      The original five-year information systems plan contemplated aggregate investment in information systems of approximately $35 million. As a result of updates to the plan, including addition of the stores training program and internet initiatives described above, the five-year plan now contemplates aggregate investment in information systems totaling approximately $41 million for such period, of which approximately $25 million had been expended through 1999, including approximately $12 million expended in 1999. The Company expects that approximately $16 million of its capital expenditures in 2000 will be invested in information systems.

                                     -5-
--------------------------------------------------------------------------------

CUSTOMER CREDIT

      Customers may pay for merchandise with the Ann Taylor credit card, American Express, Visa, MasterCard, JCB, Diner's Club, cash or check. The Company also plans to introduce Discover card payment to its stores in 2000. Credit card sales were 80.5% of net sales in Fiscal 1999, 80.2% in Fiscal 1998 and 78.7% in Fiscal 1997. In Fiscal 1999, 14.2% of net sales were made with the Ann Taylor credit card, and 66.3% were made with third-party credit cards. As of January 29, 2000, the Company's Ann Taylor credit card accounts receivable totaled $51,440,000, net of allowance for doubtful accounts. Accounts written off in Fiscal 1999 were approximately $1,186,000, or 0.1% of net sales.

      The Company has offered customers its proprietary Ann Taylor credit card since 1976. The Company believes that the Ann Taylor credit card enhances customer loyalty while providing the customer with additional credit. However, the percentage of the Company's total sales made with its proprietary credit card has been declining over the past several years. The Company believes the declining penetration of its Ann Taylor credit card as a percentage of sales is attributable to the gain of market share by bank cards throughout the retail industry generally. In addition, the Company's Ann Taylor Loft and Factory Stores historically have experienced a significantly lower penetration of sales with the Ann Taylor card. At January 29, 2000, over 357,000 Ann Taylor credit card accounts had been used during the past 18 months.


ADVERTISING AND PROMOTION

      The Company believes it is strategically important to communicate on a regular basis directly with its current customer base and with potential customers, through national and regional advertising, including outdoor media, as well as through direct mail marketing and in-store presentation. Marketing expenditures as a percentage of sales were 2.4% in Fiscal 1999, 2.0% in Fiscal 1998, and 1.3% in Fiscal 1997.


TRADEMARKS AND SERVICE MARKS

      The Ann Taylor trademark, and certain other trademarks and service marks used by the Company, either are registered or have trademark applications pending with the United States Patent and Trademark Office ("USPTO") and with the registries of many foreign countries. The Company's rights in the "AnnTaylor" mark are a significant part of the Company's business, as the Company believes its trademark is well known in the women's retail apparel industry. Accordingly, the Company intends to maintain its "AnnTaylor" mark and related registrations and vigorously protect its trademarks against infringement.

      In 1994, the Company initiated trademark registration applications with the USPTO for its AnnTaylor Loft trademark in the categories of retail store services and apparel. Registration of the trademark was issued in the retail store services category in 1996. However, the Company's application for a trademark registration in the apparel classification was challenged in the USPTO by a French company, Freche et Fils, which cited its own "Loft Design By..." trademark in opposition to the Ann Taylor Loft mark. In February 2000, the USPTO granted the Company's motion for summary judgment, dismissing with prejudice Freche et Fils' opposition to the Company's AnnTaylor Loft trademark application, and granting the counterclaim filed by the Company to cancel Freche et Fils' U.S. registration of their "Loft Design By . . . " mark. This decision is subject to appeal by Freche et Fils.

                                        -6-
--------------------------------------------------------------------------------

COMPETITION

      The women's retail apparel industry is highly competitive. The Company's stores compete with certain departments in national or local department stores, and with other specialty store chains, independent retail stores, and catalog and internet businesses that offer similar categories of merchandise. The Company believes that its focused merchandise selection, exclusive fashions, personalized service and convenience distinguish it from other apparel retailers. Many of the Company's competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company and there is no assurance that the Company will be able to compete successfully with them in the future. In addition, the Company has only limited experience in the "moderate" priced category, and existing competitors may have significantly greater brand recognition among this customer segment than the Company. Further, certain of the Company's competitors have established presence on and greater experience with the Internet.


EMPLOYEES

      As of January 29, 2000, the Company had approximately 7,980 employees, of whom 1,900 were full-time salaried employees, 2,035 were full-time hourly employees and 4,045 were part-time hourly employees working less than 30 hours per week. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is good.


STATEMENT REGARDING FORWARD LOOKING DISCLOSURES

    Sections of this Annual Report on Form 10-K contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to predict accurately customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the upper-moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in an Ann Taylor Internet web site; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; or an adverse outcome of the litigation referred to in Note 5 to the Consolidated Financial Statements of the Company as of January 29, 2000 that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward Looking Disclosures".

                                       -7-
--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES
-------

      As of January 29, 2000, the Company operated 405 stores, all of which were leased. The store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods, and grant the Company the right to extend the term for one or two additional five-year periods. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. Most of the leases also require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of the Company's leases, including renewal options, expire as follows:

                  FISCAL YEARS LEASE                 NUMBER OF
                     TERMS EXPIRE                     STORES
                  -------------------                ---------
                   2000 - 2002........................   34
                   2003 - 2005........................  106
                   2006 - 2008........................  159
                   2009 and later.....................  106


      Ann Taylor leases corporate offices at 142 West 57th Street in New York City, containing approximately 143,000 square feet and approximately 59,000 square feet of office space at 1372 Broadway in New York City. The leases for these premises expire in 2006 and 2010, respectively. The Company also leases office space in New Haven, Connecticut, containing approximately 39,000 square feet. This lease expires in October, 2001.

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


ITEM 3.  LEGAL PROCEEDINGS
-------

      On April 26, 1996, certain alleged stockholders of the Company filed a purported class action lawsuit in the United States District Court Southern District of New York, against the Company, the Company's wholly owned subsidiary AnnTaylor, Inc., ("Ann Taylor"), certain officers and directors of the Company and Ann Taylor, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y. 1996)). The complaint alleged causes of action under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, by alleging that the Company and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of the Company's common stock during the period commencing February 3, 1994 through May 4, 1995, due to alleged false and misleading statements about the Company and Ann Taylor. The complaint sought, among other things, certification as a class action on behalf of all purchasers of common stock during the period commencing February 3, 1994 through May 4, 1995, the awarding of compensatory damages to the plaintiffs and purported members of the class, the awarding of costs, including pre-judgment and post-judgment interest, reasonable attorneys' fees and expert witness fees to the plaintiffs and purported members of the class and equitable and/or injunctive relief. On November 9, 1998, the District Court issued an order granting the defendants' motion to dismiss the amended complaint with prejudice, for its failure to plead fraud with particularity. On or about December 15, 1998, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, seeking review of the District court's order. The Court heard oral argument on this appeal on September 15, 1999. ML&Co., its affiliates and the two directors who previously served on the Company's Board of Directors as representatives of certain affiliates of ML&Co. (the "settling defendants"), reached a settlement with the plaintiffs, which provides, among other things, for the establishment of a settlement fund in the amount of $3,000,000 plus interest. On or about December 14, 1999, the District Court entered an Order and Final Judgment approving this partial settlement, dismissing the amended complaint with prejudice as to the settling defendants, and barring and enjoining any future claims by, among others, the remaining defendants against the settling defendants for contribution. The appeal as

                                     -8-
--------------------------------------------------------------------------------
against the remaining defendants, including the Company, is pending before the Second Circuit Court of Appeals. As a result, any liability that may arise from this action cannot be predicted at this time. The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously.


      The Company is also a party to routine litigation incident to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------
      None.


                                      -9-
--------------------------------------------------------------------------------

                                          PART II
                                          -------






ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------

      The Company's common stock is listed and traded on the New York Stock Exchange under the symbol ANN. The number of holders of record of common stock at February 25, 2000 was 580. The following table sets forth the high and low closing sale prices for the common stock on the New York Stock Exchange during Fiscal 1999 and Fiscal 1998.


                                                          MARKET PRICE
                                                        ----------------
                                                          HIGH       LOW
                                                        --------   ------
         FISCAL YEAR 1999
          Fourth quarter..............................  $46-5/16   $22-1/4
          Third quarter...............................   45         32-1/2
          Second quarter..............................   50-7/16    34-1/2
          First quarter...............................   52-13/16   33-1/8

         FISCAL YEAR 1998
          Fourth quarter..............................  $41-9/16   $28-3/4
          Third quarter...............................   29-5/8     19-3/8
          Second quarter..............................   23-1/2     16-1/8
          First quarter...............................   16-1/2     11-13/16


      The Company has never paid dividends on the common stock and does not intend to pay dividends in the foreseeable future. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries, including the Company's direct wholly owned subsidiary AnnTaylor, Inc. ("Ann Taylor"). The payment of dividends by Ann Taylor to the Company is subject to certain restrictions under Ann Taylor's Credit Facility described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". The payment of cash dividends on the common stock by the Company is also subject to certain restrictions contained in the Company's guarantee of Ann Taylor's obligations under the Credit Facility. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.



ITEM 6.  SELECTED FINANCIAL DATA
-------

      The following selected historical financial information for the periods indicated has been derived from the audited consolidated financial statements of the Company. The Company's consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 and consolidated balance sheets as of January 29, 2000 and January 30, 1999, as audited by Deloitte & Touche LLP, independent auditors, appear elsewhere in this document. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company included elsewhere in this document. All references to years are to the fiscal year of the Company, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below had 52 weeks, except the fiscal year ended February 3, 1996 which had 53 weeks.

                                     -10-
--------------------------------------------------------------------------------

                                                                          Fiscal Years Ended
                                               --------------------------------------------------------------------------
                                                 January 29,    January 30,     January 31,    February 1,    February 3,
                                                    2000           1999           1998            1997           1996
                                               -------------    -----------    ------------    -----------    -----------

                                                 (dollars in thousands, except per square foot data and per share data)


Income Statement Information:
Net sales ...................................   $ 1,084,519    $   911,939    $   781,028     $   798,117    $   731,142
Cost of sales ...............................       536,014        455,724        411,756         443,443        425,225
                                                -----------    -----------    -----------     -----------    -----------
Gross profit ................................       548,505        456,215        369,272         354,674        305,917
Selling, general and administrative expenses        413,058        349,955        308,232         291,027
                                                                                                                 271,136
Studio shoe stores closing expense (a) ......          --             --             --             3,600           --
Employment contract separation expense (b) ..          --             --             --             3,500           --
Retirement of assets (c) ....................          --            3,633           --              --             --
Amortization of goodwill (d)  ...............        11,040         11,040         11,040          10,086          9,506
                                                -----------    -----------    -----------     -----------    -----------
Operating income ............................       124,407         91,587         50,000          46,461         25,275
Interest income .............................         4,378          2,241          1,157             176             34
Interest expense (e) ........................        11,814         20,358         21,146          24,592         20,990
Other (income) expense, net .................         1,257            567            548             403             38
                                                -----------    -----------    -----------     -----------    -----------
Income before income taxes and
extraordinary loss ..........................       115,714         72,903         29,463          21,642          4,281
Income tax provision ........................        50,221         33,579         17,466          12,975          5,157
                                                -----------    -----------    -----------     -----------    -----------
Income (loss) before extraordinary loss .....        65,493         39,324         11,997           8,667           (876)
Extraordinary loss (f) ......................           962           --              173            --             --
                                                -----------    -----------    -----------     -----------    -----------
Net income (loss)............................   $    64,531    $    39,324    $    11,824     $     8,667    $      (876)
                                                ===========    ===========    ===========     ===========    ===========
Basic earnings (loss) per share before
extraordinary loss...........................   $      2.25    $      1.53    $      0.47     $      0.36    $     (0.04)
Extraordinary loss per share (f) ............          0.03           --             0.01            --             --
                                                -----------    -----------    -----------     -----------    -----------
Basic earnings (loss) per share .............   $      2.22    $      1.53    $      0.46     $      0.36    $     (0.04)
                                                ===========    ===========    ===========     ===========    ===========
Diluted earnings (loss) per share before
extraordinary loss...........................   $      2.08    $      1.44    $      0.47     $      0.36    $     (0.04)
Extraordinary loss per share (f) ............          0.03           --             0.01            --             --
                                                -----------    -----------    -----------     -----------    -----------
Diluted earnings (loss) per share ...........   $      2.05    $      1.44    $      0.46     $      0.36    $     (0.04)
                                                ===========    ===========    ===========     ===========    ===========
Weighted average shares outstanding (in 000s)        29,021         25,715         25,628          23,981
                                                                                                                  23,067
Weighted average shares outstanding,
assuming dilution (in 000s) .................        32,849         31,006         25,693          24,060         23,167

Operating Information:
Percentage increase (decrease) in comparable
store sales (g) .............................           8.4%           7.9%          (5.5)%           1.8%          (8.9)%
Net sales per gross square foot (h) .........   $       502    $       474    $       445     $       476    $       518
Number of stores:
Open at beginning of period .................           365            324            309             306            262
Opened during the period ....................            47             45             27              11             48
Expanded during the period ..................             8              8              9               7             30
Closed during the period ....................             7              4             12               8              4
Open at the end of the period ...............           405            365            324             309            306
Total store square footage at
  end of period..............................     2,280,000      2,038,000      1,808,000       1,705,000      1,651,000

Capital expenditures.........................   $    53,409    $    45,131    $    22,945     $    16,107    $    78,378
Depreciation and amortization including
goodwill (d).................................   $    41,387    $    39,823    $    38,843     $    36,294    $    28,294
Working capital turnover (i)  ...............          6.8x           6.3x           6.5x            7.8x           7.8x
Inventory turnover (j) ......................          4.8x           5.0x           5.1x            4.7x           4.3x

Balance Sheet Information (at end of period):
Working capital (k)..........................   $   151,368    $   168,708    $   122,181     $   118,850    $    86,477
Goodwill, net (d) ...........................       308,659        319,699        330,739         341,779        313,525
Total assets ................................       765,117        775,417        683,661         688,139        678,709
Total debt ..................................       115,785        105,157        106,276         131,192        272,458
Preferred securities ........................          --           96,624         96,391          96,158           --
Stockholders' equity ........................       515,622        432,699        384,107         370,582        325,688


                                                   (Footnotes on following page)

                                        -11-
--------------------------------------------------------------------------------

(Footnotes for preceding page. In Fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" and all prior year per share information has been recalculated. Unless otherwise noted, all per share information is for diluted earnings per share.)

(a) Relates to the closing of the nine Ann Taylor Studio shoe stores. The charge of $3,600,000 ($2,052,000, or $0.08 per share, net of income tax benefit) in Fiscal 1996 was comprised of $2,500,000 related to the write-off of the net book value of the nine stores and $1,100,000 related to leases and other related costs for these locations.

(b) In connection with the resignation in August 1996 of a former executive, a one-time pre-tax charge of $3,500,000 ($1,958,000, or $0.08 per share, net of related tax benefit) was recorded in Fiscal 1996 relating to the estimated costs of the Company's obligations under her employment contract with the Company.

(c) A charge of $3,633,000 ($2,180,000, or $0.07 per share, net of tax benefit) was recorded in Fiscal 1998 for the retirement of certain assets in connection with the renovation of the Company's corporate offices.

(d) The Company acquired Ann Taylor in a leveraged buyout in 1989. As a result of that transaction, $380,250,000, representing the excess of the allocated purchase price over the fair value of the Company's net assets, was recorded as goodwill and is being amortized on a straight-line basis over 40 years. In addition, as a result of the September 1996 acquisition of the operations that comprise the Company's sourcing division, the Company recorded goodwill of $38,430,000 that is being amortized on a straight-line basis over 25 years.

(e)  Includes non-cash interest expense of $3,026,000,  $1,290,000,  $1,419,000,
     $1,574,000  and  $1,004,000,  in Fiscal 1999,  1998,  1997,  1996 and 1995,
     respectively, from amortization of deferred financing costs.

(f) In Fiscal 1999, Ann Taylor incurred an extraordinary loss of $1,603,000 ($962,000, or $0.03 per share, net of income tax benefit) in connection with the redemption of its outstanding 8 3/4% Subordinated Notes due 2000. In Fiscal 1997, Ann Taylor incurred an extraordinary loss of $303,000 ($173,000, or $0.01 per share, net of income tax benefit), in connection with the prepayment of the outstanding balance of a term loan.

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

(j) Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the Company's sourcing division). Effective
     February 1, 1998, the Company elected to change its method of inventory valuation to the average cost method as discussed in Note 1 to the Consolidated Financial Statements of the Company.

(k) Includes current portion of long-term debt of $1,300,000, $1,206,000, $1,119,000, $287,000 and $40,266,000, in Fiscal 1999, 1998, 1997, 1996 and
     1995, respectively.

                                     -12-
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES


      The following table sets forth certain sales and store data for the periods indicated:


                                                              Fiscal Year
                                                ---------------------------------------
                                                    1999          1998          1997
                                                    ----          ----          ----
Net sales ($000)..............................  $1,084,519   $   911,939   $   781,028
Total net sales increase (decrease) percentage        18.9%         16.8%         (2.1)%
Comparable store sales increase
  (decrease) percentage ......................         8.4%          7.9%         (5.5)%
Net sales per average square foot.............  $      502   $       474   $       445
Total store square footage at end of period ..   2,280,000     2,038,000     1,808,000
Number of
  New stores .................................          47            45            27
  Expanded stores ............................           8             8             9
  Closed stores ..............................           7             4            12
Total stores open at end of period ...........         405           365           324


      The Company's net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been moderately higher than in the other quarters. As a result, the Company has not had significant overhead and other costs generally associated with large seasonal variations.


RESULTS OF OPERATIONS

      The following table sets forth income statement data expressed as a percentage of net sales for the periods indicated:


                                                      Fiscal Year
                                           -------------------------------
                                            1999         1998         1997
                                           -----        -----        -----
  Net sales............................    100.0%       100.0%       100.0%
  Cost of sales........................     49.4         50.0         52.7
                                            ----         ----        -----
      Gross profit.....................     50.6         50.0         47.3
  Selling, general and
      administrative expenses..........     38.1         38.4         39.5
  Retirement of assets.................      ---          0.4          ---
  Amortization of goodwill.............      1.0          1.2          1.4
                                           -----        -----        -----
      Operating income.................     11.5         10.0          6.4
  Interest income......................      0.4          0.2          0.1
  Interest expense.....................      1.1          2.2          2.7
  Other expense, net...................      0.1          ---          ---
                                           -----        -----        -----
  Income before income taxes and
      extraordinary loss...............     10.7          8.0          3.8
  Income tax provision.................      4.6          3.7          2.3
                                           -----        -----        -----
  Income before extraordinary loss.....      6.1          4.3          1.5
  Extraordinary loss...................      0.1          ---          ---
                                           -----        -----        -----
  Net income...........................      6.0%         4.3%         1.5%
                                           =====        =====        =====

                                          -13-
--------------------------------------------------------------------------------

FISCAL 1999 COMPARED TO FISCAL 1998

      The Company's net sales increased to $1,084,519,000 over $911,939,000 in Fiscal 1998, an increase of $172,580,000, or 18.9%. Comparable store sales for Fiscal 1999 increased 8.4%, compared to an increase of 7.9% in Fiscal 1998. The sales increase was primarily attributable to the opening of new stores, the expansion of existing stores and the net increase in comparable store sales in 1999. Management believes that the increase in comparable store sales was the result of improved customer acceptance of the Company's product offerings and merchandise assortment.

      Gross profit as a percentage of net sales increased to 50.6% in 1999 from 50.0% in 1998. This increase in gross margin reflects a higher initial markup rate, reflecting on-going improvements achieved by the Company's sourcing division, offset in part by a higher markdown rate on goods that were sold below full price.

      Selling, general and administrative expenses were $413,058,000, or 38.1% of net sales, in 1999, compared to $349,955,000, or 38.4% of net sales, in 1998. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales and improved operating efficiencies. The benefits of this leverage were partially offset by an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand and increased investment in infrastructure, including in the Company's stores organization, to support the planned expansion of the Company's Ann Taylor Loft business.

      Operating income increased to $124,407,000, or 11.5% of net sales, in 1999 from $91,587,000, or 10.0% of net sales, in 1998. Amortization of goodwill was $11,040,000, or 1.0% of net sales, in 1999 compared to $11,040,000, or 1.2% of net sales, in 1998. Operating income without giving effect to such amortization was $135,447,000, or 12.5 % of net sales, in 1999 and $102,627,000, or 11.2% of net sales, in 1998.

      Interest income was $4,378,000 in 1999 compared to $2,241,000 in 1998. The increase was primarily attributable to interest income earned on increased cash on hand for the portion of the fiscal year prior to execution by the Company, in the second half of 1999, of the securities repurchase program described below under "Liquidity and Capital Resources".

      Interest expense was $11,814,000 in 1999 compared to $20,358,000 in 1998. The decrease in interest expense was primarily attributable to the redemption during the second quarter of 1999 of the preferred securities issued by AnnTaylor Finance Trust, the Company's special purpose finance trust, and the 8 3/4% Notes, issued by the Company's wholly-owned subsidiary, AnnTaylor, Inc. ("Ann Taylor") described below under "Liquidity and Capital Resources." This reduction in interest expense was offset in part by interest expense on the Convertible Subordinated Debentures due 2019 (the "Convertible Debentures") issued by the Company during the second quarter of 1999, also described below under "Liquidity and Capital Resources". The weighted average interest rate on the Company's outstanding indebtedness at January 29, 2000 was 3.88% compared to 8.60% at January 30, 1999.

      The income tax provision was $50,221,000, or 43.4% of income before income taxes and extraordinary loss, in the 1999 period, compared to $33,579,000, or 46.1% of income before income taxes in 1998. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

      On July 22, 1999, the Company applied the proceeds received from the issuance of the Convertible Debentures to the redemption of Ann Taylor's outstanding 8 3/4% Notes. This resulted in an extraordinary charge to earnings in Fiscal 1999 of $962,000, net of income tax benefit, or $0.03 per share on a diluted basis.

      As a result of the foregoing factors, the Company had net income of $64,531,000, or 6.0% of net sales, for 1999, compared to net income of $39,324,000, or 4.3% of net sales, for 1998.

                                   -14-
--------------------------------------------------------------------------------

FISCAL 1998 COMPARED TO FISCAL 1997

      The Company's net sales increased to $911,939,000 in Fiscal 1998 over $781,028,000 in Fiscal 1997, an increase of $130,911,000, or 16.8%. Comparable store sales for Fiscal 1998 increased 7.9%, compared to a decrease of 5.5% in Fiscal 1997. The sales increase was primarily attributable to the opening of new stores, the expansion of existing stores and the net increase in comparable store sales in 1998. Management believes that the net increase in comparable store sales was the result of improved customer acceptance of the Company's product offerings and merchandise assortment.

      Gross profit as a percentage of net sales increased to 50.0% in 1998 from 47.3% in 1997. As discussed in Note 1 to the Consolidated Financial Statements, the Company elected in Fiscal 1998 to change the method by which the Company accounts for inventory, from the retail method to the average cost method. The effect of this accounting change on Fiscal 1998 net income was an increase of $1,272,000, or $0.04 per share on a diluted basis. Under the retail method, gross margin as a percentage of net sales would have been approximately 49.8%. The increase in gross margin reflects continued merchandise margin improvements resulting from the maturation of the Company's sourcing organization, since the acquisition of the Company's sourcing joint venture in September 1996, as well as a reduction in markdowns as a percentage of sales.

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

      Interest income was $2,241,000 in 1998 compared to $1,157,000 in 1997. The increase was primarily attributable to interest income earned on increased cash on hand.

      Interest expense was $20,358,000 in 1998 compared to $21,146,000 in 1997. The decrease in interest expense was primarily attributable to a decrease in the Company's outstanding long-term debt, resulting in part from the prepayment in July 1997 of a $24,500,000 term loan. The weighted average interest rate on the Company's outstanding indebtedness at January 30, 1999 was 8.60% compared to 8.59% at January 31, 1998.

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

                                     -15-
--------------------------------------------------------------------------------

CHANGES IN FINANCIAL POSITION

      Accounts receivable decreased to $67,092,000 at the end of 1999 from $71,049,000 at the end of 1998, a decrease of $3,957,000, or 5.6%. This decrease was primarily attributable to construction allowance receivables, which decreased $4,079,000 to $8,406,000 in 1999.

      Merchandise inventories increased to $140,026,000 at January 29, 2000 from $136,748,000 at January 30, 1999, an increase of $3,278,000, or 2.4%. The increase in merchandise inventories is primarily due to inventory purchased for new store square footage. Merchandise inventories at January 29, 2000 and January 30, 1999 included approximately $22,959,000 and $32,329,000, respectively, of inventory associated with the Company's sourcing division, which is principally finished goods in transit from factories. Total square footage increased to approximately 2,280,000 square feet at January 29, 2000 from approximately 2,038,000 square feet at January 30, 1999. Merchandise inventory on a per square foot basis, excluding inventory associated with the Company's sourcing division, was approximately $51 at the end of 1999 as well as 1998. Inventory turned 4.8 times in 1999 compared to 5.0 times in 1998, excluding inventory associated with the Company's sourcing division. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the sourcing division).


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company's liquidity:

                                                             Fiscal Year
                                                   -----------------------------
                                                    1999       1998        1997
                                                    ----       ----       -----
                                                       (dollars in thousands)

    Cash provided by operating activities.......  $ 98,299   $75,535  $  71,589
    Working capital.............................  $151,368  $168,708  $ 122,181
    Current ratio...............................    2.26:1    2.30:1     2.39:1
    Debt to equity ratio........................     .22:1     .24:1      .28:1

      Cash provided by operating activities, as presented on the consolidated statements of cash flows, increased in 1999 principally as a result of earnings, noncash charges and decreases in net long term assets and receivables partially offset by decreases in accounts payable and accrued liabilities and increases in deferred income taxes, prepaid expenses and other current assets and merchandise inventories.

      Ann Taylor's principal credit facility is a bank credit facility that it entered into in June 1998 with a syndicate of lenders (the "Credit Facility"). Ann Taylor uses the Credit Facility for the issuance of commercial and standby letters of credit and to provide funds for other general corporate purposes. The lenders' commitment under the Credit Facility was originally $150,000,000. The Credit Facility had an original maturity date of June 30, 2000, subject to extension upon the satisfaction of certain conditions. Effective September 3, 1999, Ann Taylor elected to reduce the commitment of the lenders under the Credit Facility by $25,000,000 to $125,000,000 and extended the term of the Credit Facility to June 30, 2001.

      Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. The Company did not make any borrowings under the loan provisions of the Credit Facility during Fiscal 1999, and there were no loans outstanding at fiscal year end. The outstanding loan balance is required to be reduced to zero for the thirty-day period commencing January 1 each year. This cleandown period was achieved for January 2000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at January 29, 2000 was $125,000,000. Commercial and standby letters of credit outstanding under the Credit Facility at January 29, 2000 were approximately $69,649,000.

                                      -16-
--------------------------------------------------------------------------------

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

      The Credit Facility contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders and maintenance of certain financial ratios including a specified fixed charge ratio and specified levels of net worth.

      The lenders have been granted a pledge of the common stock of Ann Taylor and certain of its subsidiaries, and a security interest in substantially all other tangible and intangible assets, including accounts receivable, trademarks, inventory, store furniture and fixtures, of Ann Taylor and its subsidiaries, as collateral for Ann Taylor's obligations under the Credit Facility.

      During the second quarter of Fiscal 1999, the Company completed the issuance of an aggregate of $199,072,000 principal amount at maturity of its Convertible Debentures. The Convertible Debentures were sold at an original issue price of $552.56 per $1,000 principal amount at maturity of Debenture. The net proceeds of the sale were applied to the redemption, described below, of the $100,000,000 outstanding 8 3/4% Subordinated Notes due 2000 (the "8 3/4% Notes") issued by Ann Taylor. Cash interest is payable on the principal amount at maturity of the Convertible Debentures at the rate of 0.55% per annum. This interest rate and the accrual of original issue discount represent a yield to maturity on the Convertible Debentures of 3.75%. The Convertible Debentures are convertible at the option of the holders thereof initially into 12.078 shares of the Company's common stock per $1,000 principal amount at maturity of Debenture. The Convertible Debentures may be redeemed at the Company's option on or after June 18, 2004. The Company's obligations with respect to the Convertible Debentures are guaranteed on a subordinated basis by Ann Taylor.

      On July 22, 1999, Ann Taylor redeemed all of its outstanding 8 3/4% Notes, at a redemption price of 101.375% of principal amount, plus accrued unpaid interest to the redemption date. The redemption of the 8 3/4% Notes resulted in an extraordinary charge to earnings in the second quarter and fiscal year of $962,000, or $0.03 per share on a diluted basis, net of income tax benefit.

      On June 29, 1999, the Company's special purpose financing vehicle, AnnTaylor Finance Trust, redeemed all of its outstanding 8 1/2% Company Obligated Mandatorily Redeemable Convertible Preferred Securities ("preferred securities"). All but $100,000 liquidation amount of the preferred securities were tendered for conversion into an aggregate of 5,116,717 shares of Company common stock prior to the redemption date, at a conversion price of $19.65 per share of common stock, or 2.545 shares of common stock per $50 liquidation amount of the security. The 5,116,717 shares of Company common stock issued represented approximately 16% of the Company's outstanding common stock as of the date of issuance. Holders of preferred securities that were not tendered for conversion received a cash payment equal to 105.95% of the liquidation amount of the preferred securities redeemed, plus accrued distributions.

      Ann Taylor and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage loan balance at January 29, 2000 was $3,950,000.

      The Company's capital expenditures totaled $53,409,000, $45,131,000 and $22,945,000, in Fiscal 1999, 1998 and 1997, respectively. Capital expenditures were primarily attributable to the Company's store expansion, renovation and refurbishment programs, as well as the investment the Company made in certain information systems and, in Fiscal 1999 and 1998, the Company's corporate offices. The Company expects its total capital expenditure requirements in Fiscal 2000 will be approximately $78,000,000, including capital for new store construction for a planned square footage increase of approximately 460,000 square feet, or 20%, as well as capital to support continued investments in

                                     -17-
--------------------------------------------------------------------------------
information systems. The actual amount of the Company's capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores. See "Business--Stores and Expansion".

      On September 9, 1999, the Company announced a securities repurchase program authorized by its Board of Directors, pursuant to which the Company was authorized to purchase up to $40,000,000 of the Company's common stock and/or Convertible Debentures, through open market purchases and privately negotiated transactions. In January 2000, the Board of Directors authorized a $50,000,000 increase in the securities repurchase program, bringing the total amount of securities that may be repurchased under the program to $90,000,000. In the third and fourth quarters of 1999, the Company repurchased an aggregate of 3,012,500 shares of its Common Stock, for an aggregate repurchase price of $89,900,000 (exclusive of brokerage commissions), pursuant to this program. All of the repurchased shares became treasury shares and may be used for general corporate and other purposes. No Convertible Debentures were repurchased.

      Dividends and distributions from Ann Taylor to the Company are restricted by the Credit Facility.

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

      Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to the average cost method. The Company believes the average cost method, which traces each inventory unit and its cost, is a preferable method for matching the cost of merchandise with the revenues generated. The retail method does not provide for individual unit cost information. The cumulative effect of this accounting change on February 1, 1998 was not material. The effect of this accounting change on Fiscal 1998 net income was an increase of $1,272,000, or $0.04 per share on a diluted basis. It is not possible to determine the effect of the change on income in fiscal periods ending prior to February 1, 1998 as no cost information was available.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133". This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this statement and believes its adoption will not affect the Company's consolidated financial position, results of operations or cash flows.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections  of this  Annual  Report on Form 10-K,  including  the  preceding
Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to predict accurately customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the upper-moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in an Ann Taylor Internet

                                   -18-
--------------------------------------------------------------------------------

Website; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; or an adverse outcome of the litigation referred to in Note 5 to the Consolidated Financial Statements of the Company as of January 29, 2000, that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

                                    -19-
--------------------------------------------------------------------------------

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

      The Company's outstanding long-term debt as of January 29, 2000 bears interest at fixed rates; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Credit Facility. As of January 29, 2000, the Company has no such amounts outstanding. Future borrowings would be affected by interest rate changes; however, the Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company's financial condition.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Company for the years ended January 29, 2000, January 30, 1999 and January 31, 1998 are included as a part of this Report (See Item 14):

      Consolidated Statements of Income for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

      Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999.

      Consolidated Statements of Stockholders' Equity for the fiscal years ended
          January 29, 2000, January 30, 1999 and January 31, 1998.

      Consolidated  Statements  of Cash Flows for the fiscal years ended January
          29, 2000, January 30, 1999 and January 31, 1998.

      Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                      -20-
--------------------------------------------------------------------------------

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated herein by reference to the Section entitled "Election of Class III Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the Sections entitled "Compensation of Directors and Related Matters", "Compensation Committee Report on Executive Compensation" and "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the Section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Section entitled "Compensation Committee Report on Executive Compensation--Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.


                                      -21-
--------------------------------------------------------------------------------

                                  PART IV
                                  -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) List of documents filed as part of this Annual Report:

          The following consolidated financial statements of the Company are included on pages 28 through 47 and are filed as part of this Annual
          Report: Independent Auditors' Report; Consolidated Statements of Income for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998; Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999; Consolidated Statements of Stockholders' Equity for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998; Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998; Notes to Consolidated Financial Statements.

   (b)    Reports on Form 8-K

          The Company filed a report dated January 10, 2000 with the Commission on Form 8-K, with respect to the approval by the Company's Board of Directors of a $50,000,000 increase in the Company's securities repurchase program that was originally announced in September 1999, raising the total amount of the securities that may be purchased under the program to $90,000,000.

   (c)    Exhibits

          The exhibits listed below are filed as a part of this Annual Report.

 EXHIBIT NUMBER
 --------------

   3.1 Restated Certificate of Incorporation of the Company as amended through May 18, 1999. Incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Company for the Quarter Ended May 1, 1999 filed on June 1, 1999.

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

   10.1 1989 Stock Option Plan. Incorporated by reference to Exhibit 10.18 to the Registration Statement of the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

   10.1.1  Amendment to 1989 Stock Option Plan.  Incorporated  by reference to
             Exhibit 10.15.1 to the Annual Report on Form 10-K of the Company filed on April 30, 1993.

   10.2 Lease, dated as of March 17, 1989, between Carven Associates and Ann Taylor concerning the West 57th Street headquarters. Incorporated by reference to Exhibit 10.21 to the Registration Statement of the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

                                            -22-
--------------------------------------------------------------------------------

EXHIBIT NUMBER
--------------

   10.2.1 First Amendment to Lease, dated as of November 14, 1990, between Carven Associates and Ann Taylor. Incorporated by reference to
             Exhibit 10.17.1 to the Registration Statement of the Company filed on April 11, 1991 (Registration No. 33-39905).

   10.2.2 Second Amendment to Lease, dated as of February 28, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to
             Exhibit 10.17.2 to the Annual Report on Form 10-K of the Company filed on April 29, 1993.

   10.2.3 Extension and Amendment to Lease dated as of October 1, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.11 to the Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26, 1993.

   10.2.4 Modification of Amendment and Extension to Lease, dated as of April 14, 1994 between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.4 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

   10.2.5  Fifth  Amendment  to  Lease,  dated as of March 14,  1995,  between
             Carven  Associates  and Ann Taylor.  Incorporated  by  reference to
             Exhibit 10.15.5 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

   10.2.6 Sixth Amendment to Lease, dated as of January 5, 1996, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.6 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

   10.2.7 Seventh Amendment to Lease, dated as of June 5, 1996, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.7 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

   10.2.8 Eighth Amendment to Lease, undated, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit
             10.8.8 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

   10.2.9 Ninth Amendment to Lease, dated as of May 13, 1997, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.9 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

   10.2.10 Tenth Amendment to Lease, dated as of May 21, 1997, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.10 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

   10.2.11 Eleventh Amendment to Lease, dated as of May 15, 1998, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.3.11 to the Annual Report on Form 10-K of the Company filed on March 29, 1999.

   10.2.12 Sublease Agreement, dated as of February 23, 1999, between Societe Air France (formerly known as Compagnie Nationale Air France) and Ann Taylor.

   10.3 Tax Sharing Agreement, dated as of July 13, 1989, between the Company and Ann Taylor. Incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration Statement of the Company and Ann Taylor filed on July 13, 1989 (Registration No. 33-28522).

   10.4 Employment Agreement dated as of February 1, 1994 between the Company and Sally Frame Kasaks. Incorporated by reference to
             Exhibit 10.8 to the Form 10-Q of the Company for the Quarter ended October 29, 1994 filed on December 9, 1994.

   10.5 Employment Agreement dated February 16, 1996 between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the Company filed on April 8, 1996.

                                        -23-
--------------------------------------------------------------------------------

EXHIBIT NUMBER
--------------

   10.5.1 Amendment to the Employment Agreement, dated August 23, 1996, between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

   10.5.2 Amendment #2 to the Employment Agreement, dated August 12, 1999, between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.6.2 to the Form 10-Q of the Company for the Quarter ended July 31, 1999 filed on September 14, 1999. Confidential treatment has been granted with respect to certain portions of this exhibit.

   10.5.3 Amendment #3 to the Employment Agreement, dated March 10, 2000, between the Company and J. Patrick Spainhour.

   10.6 Employment Agreement dated November 25, 1996 between the Company and Patricia DeRosa. Incorporated by reference to Exhibit 10.3 to Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

   10.6.1  Amendment #1 to the Employment Agreement,  dated as of February 16,
             2000,  between  the  Company  and  Patricia  DeRosa.   Confidential
             treatment has been requested with respect to certain portions of this exhibit.

   10.7 Employment Agreement dated September 20, 1996 between Ann Taylor and Dwight F. Meyer. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

   10.8 The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, Amended and Restated as of February 23, 1994. Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

   10.8.1 Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992 Stock Option and Restricted Stock and Unit Award Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of the Company for the Quarter Ended August 2, 1997 filed on September 12, 1997.

   10.8.2  Amendment  to  the  AnnTaylor   Stores   Corporation   Amended  and
             Restated 1992 Stock Option and Restricted Stock and Unit Award Plan dated as of January 16, 1998. Incorporated by reference to
             Exhibit 10 of Form 8-K of the Company filed on March 12, 1998.

   10.8.3 Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992 Stock Option and Restricted Stock and Unit Award Plan dated as of May 2, 1998. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of the Company for the Quarter ended April 2, 1998 filed on June 16, 1998.

   10.8.4 Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992 Stock Option and Restricted Stock and Unit Award Plan dated as of March 10, 2000.

   10.9    AnnTaylor  Stores  Corporation   Amended  and  Restated  Management
             Performance Compensation Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.16 to the Form 10-Q of the Company for the Quarter Ended August 2, 1997 filed on September 12, 1997.

   10.9.1 Amendment to the AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan dated as of March 12, 1998. Incorporated by reference to Exhibit 10.17.1 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

   10.9.2 Amendment to the AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan, dated as of March 10, 2000.

   10.10   Associate Stock Purchase Plan. Incorporated by reference to Exhibit
             10.31 to the Form 10-Q of the Company for the Quarter Ended October 31, 1992 filed on December 15, 1992.

                                         -24-
--------------------------------------------------------------------------------

EXHIBIT NUMBER
--------------

   10.11   AnnTaylor   Stores   Corporation   Deferred    Compensation   Plan.
             Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

   10.11.1 Amendment to the AnnTaylor Stores Corporation Deferred Compensation Plan as approved by the Board of Directors on August 11, 1995. Incorporated by reference to Exhibit 10.33.1 to the Form 10-Q of the Company for the Quarter Ended July 29, 1995 filed on September 11, 1995.

   10.12 Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Financing Statement dated November 20, 1995, between AnnTaylor Distribution Services, Inc., as Mortgagor, and General Electric Capital Assurance Company, as Mortgagee. Incorporated by reference to Exhibit 10.34 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

   10.13 Promissory Note dated November 20, 1995 from Ann Taylor and AnnTaylor Distribution Services, Inc., collectively as Borrower, to General Electric Capital Assurance Company, as Lender. Incorporated by reference to Exhibit 10.35 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

   10.14 Commitment Letter dated as of May 7, 1998 among Ann Taylor, Bank of America National Trust and Savings Association, BancAmerica Robertson Stephens, Citicorp USA and CoreStates Bank, N.A. Incorporated by reference to Exhibit 10.27 to the Form 10-Q of the Company for the Quarter Ended May 2, 1998 filed on June 16, 1998.

   10.15 Credit Agreement, dated as of June 30, 1998 among Ann Taylor, Bank of America, Citicorp USA and First Union National Bank, as Co-Agents, the financial institutions from time to time party thereto, BancAmerica Robertson Stephens, as Arranger, and Bank of America, as Administrative Agent. Incorporated by reference to
             Exhibit 10.28 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

   10.15.1 Trademark Security Agreement, dated as of June 30, 1998, made by Ann Taylor in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.1 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

   10.15.2 Guaranty, dated as of June 30, 1998, made by the Company in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.2 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

   10.15.3 Security and Pledge Agreement, dated as of June 30, 1998, made by the Company in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.3 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

   10.15.4 Security and Pledge Agreement, dated as of June 30, 1998 made by Ann Taylor in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.4 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

   10.15.5 Subsidiary Guaranty, dated as of June 30, 1998 made by AnnTaylor Distribution Services in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.5 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

                                          -25-
--------------------------------------------------------------------------------

EXHIBIT NUMBER
--------------
   10.15.6 First Amendment to the Credit Agreement, dated as of September 7, 1999, among Ann Taylor, Bank of America, N.A., Citibank, N.A., First Union National Bank and each of the other lenders party to the Credit Agreement, NationsBanc Montgomery Securities LLC, as Arranger and Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.19.6 to the Form 10-Q of the Company for the Quarter Ended July 31, 1999 filed on September 14, 1999.

   10.15.7 Second Amendment to the Credit Agreement, dated December 1999, among Ann Taylor, Bank of America, N.A., Citibank, N.A., First Union National Bank, and each of the other lenders party to the Credit Agreement, NationsBanc Montgomery Securities LLC, as Arranger and Bank of America, as Administrative Agent.

   10.16 AnnTaylor Stores Corporation Long-Term Cash Incentive Compensation Plan, as approved by stockholders on June 17, 1998. Incorporated by reference to Exhibit A to the Proxy Statement dated May 1, 1998 filed on May 6, 1998.

   10.16.1 Amendment to the AnnTaylor Stores Corporation Long-Term Cash Incentive Compensation Plan, dated as of March 10, 2000.

   10.17 Separation Agreement dated March 25, 1999 between Ann Taylor and Walter Parks. Incorporated by reference to Exhibit 10.21 to the Form 10-Q of the Company for the Quarter Ended May 1, 1999 filed on June 1, 1999.

   10.18 AnnTaylor Stores Corporation Special Severance Plan, dated as of March 10, 2000.

   18      Preferability   letter   relating  to  the  change  in   accounting
             principle. Incorporated by reference to Exhibit 18 to the Form 10-Q of the Company for the Quarter Ended May 2, 1998 filed on June 16, 1998.

   21      Subsidiaries of the Company.

   23      Consent of Deloitte & Touche LLP.

   27      Financial Data Schedule.


                                 -26-
--------------------------------------------------------------------------------

                                    SIGNATURES
                                    ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ANNTAYLOR STORES CORPORATION

                                            By:    /s/ J. Patrick Spainhour
                                                   -------------------------
                                                     J. Patrick Spainhour
                                            Chairman and Chief Executive Officer

Date:  April 18, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Patrick Spainhour      Chairman and Chief Executive     April 18, 2000
------------------------        Officer and Director
    J. Patrick Spainhour


/s/ Patricia DeRosa           President and Chief Operating    April 18, 2000
-------------------------       Officer and Director
    Patricia DeRosa


/s/ Barry Erdos               Executive Vice President -       April 18, 2000
-------------------------       Chief Financial Officer
    Barry Erdos                    and Treasurer


/s/ James M. Smith            Vice President and Controller    April 18, 2000
-------------------------       Principal Accounting Officer
    James M. Smith

/s/ Gerald S. Armstrong       Director                         April 18, 2000
-------------------------
    Gerald S. Armstrong


/s/ James J. Burke, Jr.       Director                         April 18, 2000
-------------------------
    James J. Burke, Jr.


/s/ Wesley E. Cantrell        Director                         April 18, 2000
--------------------------
    Wesley E. Cantrell


/s/ Robert C. Grayson         Director                         April 18, 2000
--------------------------
    Robert C. Grayson


/s/ Ronald W. Hovsepian       Director                         April 18, 2000
--------------------------
    Ronald W. Hovsepian


/s/ Rochelle B. Lazarus       Director                         April 18, 2000
--------------------------
    Rochelle B. Lazarus


/s/ Hanne M. Merriman       Director                           April 18, 2000
--------------------------
    Hanne M. Merriman

                                            -27-
--------------------------------------------------------------------------------

                                ANNTAYLOR STORES CORPORATION
                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                    Page No.

Independent Auditors' Report......................................     29

Consolidated Financial Statements:

     Consolidated Statements of Income for the fiscal years ended
        January 29, 2000, January 30, 1999 and January 31, 1998...     30

     Consolidated  Balance  Sheets as of January  29,  2000 and
        January  30, 1999.........................................     31

     Consolidated Statements of Stockholders' Equity for the fiscal years ended January 29, 2000, January 30, 1999 and
        January 31, 1998...........................................    32

     Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2000, January 30, 1999 and
        January 31, 1998...........................................    33

     Notes to Consolidated Financial Statements...................     34

                                         -28-
--------------------------------------------------------------------------------

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

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at January 29, 2000 and January 30, 1999 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, during the fiscal year ended January 30, 1999, the Company changed its method of inventory valuation to the average cost method from the retail method.


DELOITTE & TOUCHE LLP



New York, New York
March 6, 2000

                                     -29-
--------------------------------------------------------------------------------

                          ANNTAYLOR STORES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
         For the Fiscal Years Ended January 29, 2000, January 30, 1999
                             and January 31, 1998






                                                Fiscal Years Ended
                                         ----------------------------------
                                         January 29, January 30, January 31,
                                             2000       1999        1998
                                         ---------   ---------   ----------
                                     (in thousands, except per share amounts)

Net sales..............................  $1,084,519  $ 911,939   $ 781,028
Cost of sales..........................    536,014     455,724     411,756
                                          --------    --------    --------
Gross profit...........................    548,505     456,215     369,272
Selling, general and administrative
  expenses.............................    413,058     349,955     308,232
Retirement of assets...................        ---       3,633         ---
Amortization of goodwill...............     11,040      11,040      11,040
                                          --------    --------    --------

Operating income.......................    124,407      91,587      50,000
Interest income........................      4,378       2,241       1,157
Interest expense.......................     11,814      20,358      21,146
Other expense, net.....................      1,257         567         548
                                          --------    --------    --------

Income before income taxes and
  extraordinary loss...................    115,714      72,903      29,463
Income tax provision...................     50,221      33,579      17,466
                                          --------    --------    --------

Income before extraordinary loss.......     65,493      39,324      11,997
Extraordinary loss (net of income
  tax benefit of $641,000, $0
  and $130,000, respectively)..........        962         ---         173
                                          --------    --------    --------

    Net income.........................  $  64,531   $  39,324   $  11,824
                                          ========    ========    ========

Basic earnings per share:
    Basic earnings per share before
      extraordinary loss...............  $    2.25   $    1.53   $    0.47
    Extraordinary loss per share.......       0.03         ---        0.01
                                          --------    --------    --------
    Basic earnings per share...........  $    2.22   $    1.53    $   0.46
                                          ========    ========     =======

Diluted earnings per share:
    Diluted earnings per share before
      extraordinary loss...............  $    2.08   $    1.44    $   0.47
    Extraordinary loss per share.......       0.03         ---        0.01
                                          --------    --------    --------
    Diluted earnings per share.........  $    2.05   $    1.44   $    0.46
                                          ========    ========    ========


           See accompanying notes to consolidated financial statements.

                                      -30-
--------------------------------------------------------------------------------

                             ANNTAYLOR STORES CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                        January 29, 2000 and January 30, 1999



                                                       January 29,  January 30,
                                                           2000        1999
                                                       ----------   ----------
                           ASSETS                           (in thousands)
Current assets
  Cash and cash equivalents..............................$ 35,081     $67,031
  Accounts receivable, net...............................  67,092      71,049
  Merchandise inventories................................ 140,026     136,748
  Prepaid expenses and other current assets..............  29,390      23,637
                                                           ------      ------
      Total current assets............................... 271,589     298,465
Property and equipment, net.............................. 173,639     151,785
Goodwill, net............................................ 308,659     319,699
Deferred financing costs, net............................   5,358       2,627
Other assets.............................................   5,872       2,841
                                                           ------      ------
      Total assets.......................................$765,117    $775,417
                                                          =======     =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable.......................................$ 56,175     $65,419
  Accrued salaries and bonus.............................  23,297      17,132
  Accrued tenancy........................................   7,800       8,465
  Gift certificates and merchandise credits redeemable...  15,618      12,102
  Accrued expenses.......................................  16,031      25,433
  Current portion of long-term debt......................   1,300       1,206
                                                           ------      ------
      Total current liabilities.......................... 120,221     129,757
Long-term debt, net...................................... 114,485     103,951
Deferred lease costs and other liabilities...............  14,789      12,386

Commitments and contingencies

Company-Obligated Mandatorily Redeemable Convertible
  Preferred Securities of Subsidiary, AnnTaylor
  Finance Trust, Holding Solely Convertible Debentures...     ---      96,624

Stockholders' equity
  Common stock, $.0068 par value; 120,000,000 and
    40,000,000 shares authorized, respectively;
    31,598,423 and 26,035,301 shares issued,
    respectively.........................................     215         177
  Additional paid-in capital............................. 470,307     359,805
  Warrants to acquire 0 and 2,814 shares of common
    stock, respectively..................................     ---          46
  Retained earnings...................................... 137,730      73,295
  Deferred compensation on restricted stock..............  (2,246)       (272)
                                                           ------      ------
                                                          606,006     433,051
      Treasury stock, 3,028,448 and 17,201 shares,
         respectively, at cost........................... (90,384)       (352)
                                                          -------      ------
      Total stockholders' equity......................... 515,622     432,699
                                                          -------     -------
      Total liabilities and stockholders' equity.........$765,117    $775,417
                                                          =======     =======


          See accompanying notes to consolidated financial statements.

                                     -31-
--------------------------------------------------------------------------------

                           ANNTAYLOR STORES CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the Fiscal Years Ended January 29, 2000, January 30, 1999
                              and January 31, 1998

                                  (in thousands)




                                         Common Stock      Additional    Warrants                    Restricted    Treasury Stock
                                    ---------------------    Paid-In  ---------------    Retained       Stock    ------------------
                                      Shares      Amount     Capital  Shares   Amount    Earnings       Awards    Shares    Amount
                                    ---------   ---------   --------- ------   -------   ---------    ---------  --------  --------
Balance at February 1, 1997 .......    25,598   $     174   $ 349,545      3   $    46   $  22,613    $  (1,590)     12   $   (206)
Net income ........................        --          --          --     --        --      11,824           --      --         --
Exercise of stock options and
   related tax benefit ............        48          --         890     --        --          --           --       1        (10)
Amortization of discount on
    preferred securities ..........        --          --          --     --        --        (233)          --      --         --
Activity related to common
   stock issued as employee
   incentives .....................        12          --         212     --        --          --          853      --        (11)
                                    ---------    --------   ---------  -----   -------   ---------    ---------  --------  --------

Balance at January 31, 1998 .......    25,658         174     350,647      3        46      34,204         (737)     13       (227)
Net income ........................        --          --          --     --        --      39,324           --      --         --
Exercise of stock options and
   related tax benefit ............       373           3       9,061     --        --          --           --       3       (106)
Amortization of discount on
    preferred securities ..........        --          --          --     --        --        (233)          --      --         --
Activity related to common
   stock issued as employee
   incentives .....................         4          --          97     --        --          --          465       1        (19)
                                    ---------    --------   ---------  -----   -------   ---------    ---------  --------  --------

Balance at January 30, 1999 .......    26,035         177     359,805      3        46      73,295         (272)     17       (352)
Net income ........................        --          --          --     --        --      64,531           --      --         --
Exercise of stock options and
   related tax benefit ............       352           2      10,039     --        --          --           --       1        (55)
Amortization of discount on
    preferred securities ..........        --          --          --     --        --         (96)          --      --         --
Activity related to common
   stock issued as employee
   incentives .....................        94           1       3,850     --        --          --       (1,974)     --         --
Exercise and expiration of warrants        --          --          28     (3)      (46)         --           --      (3)        18
Repurchase of common stock ........        --          --          --     --        --          --           --   3,013    (89,995)
Conversion of preferred
    securities ....................     5,117          35      96,585     --        --          --           --      --         --
                                    ---------   ---------   ---------  -----   -------   ---------    ---------  --------  --------
Balance at January 29, 2000 .......    31,598       $ 215    $470,307     --        --   $ 137,730    $  (2,246)  3,028   $(90,384)
                                    =========   =========   =========  =====   =======   =========    =========  ========  ========



            See accompanying notes to consolidated financial statements.

                                         -32-
--------------------------------------------------------------------------------

                             ANNTAYLOR STORES CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Fiscal Years Ended January 29, 2000,  January 30, 1999
                                 and January 31, 1998

                                                                               Fiscal Years Ended
                                                                     -------------------------------------
                                                                     January 29,  January 30,  January 31,
                                                                         2000         1999         1998
                                                                      ---------    ---------    ---------
                                                                                  (in thousands)
Operating activities:
   Net income .....................................................   $  64,531    $  39,324    $  11,824
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Extraordinary loss ........................................       1,603          ---          303
        Provision for loss on accounts receivable .................       1,032        1,476        1,795
        Depreciation and amortization .............................      30,347       28,783       27,803
        Amortization of goodwill ..................................      11,040       11,040       11,040
        Amortization of deferred compensation .....................       1,877          465        1,065
        Non-cash interest .........................................       3,026        1,290        1,419
        Deferred income taxes .....................................      (3,843)       3,966       (2,687)
        Loss on disposal of property and equipment ................       1,219        4,175          248
        Changes in assets and liabilities:
              Decrease (increase) in receivables ..................       2,925      (12,314)       1,599
              Decrease (increase) in merchandise inventories ......      (3,278)     (39,514)       3,003
              Decrease (increase) in prepaid expenses and
                  other current assets ............................      (5,680)      (5,581)       1,894
              Decrease in other non-current assets and liabilities,
                  net .............................................       3,131          679        2,861
           Increase (decrease) in accounts payable and
             and accrued liabilities ..............................      (9,631)      41,746        9,422
                                                                      ---------    ---------    ---------
   Net cash provided by operating activities ......................      98,299       75,535       71,589
                                                                      ---------    ---------    ---------
Investing activities:
   Purchases of property and equipment ............................     (53,409)     (45,131)     (22,945)
                                                                      ---------    ---------    ---------
   Net cash used by investing activities ..........................     (53,409)     (45,131)     (22,945)
                                                                      ---------    ---------    ---------
Financing activities:
   Proceeds from issuance of Convertible Debentures ...............     110,000          ---          ---
   Redemption of 8 3/4% Notes .....................................    (101,375)         ---          ---
   Redemption of Company Obligated Mandatorily Redeemable
     Convertible Preferred Secutities .............................        (100)         ---          ---
   Repayment of term loan .........................................        --            ---      (24,500)
   Term loan prepayment penalty ...................................        --            ---         (184)
   Payments of mortgage ...........................................      (1,206)      (1,119)        (416)
   Repurchase of common stock .....................................     (89,995)         ---          ---
   Proceeds from exercise of stock options ........................       9,986        9,036          869
   Payment of financing costs .....................................      (4,150)      (2,659)         (69)
                                                                      ---------    ---------    ---------
   Net cash provided by (used by) financing activities ............     (76,840)       5,258      (24,300)
                                                                      ---------    ---------    ---------
Net increase (decrease) in cash ...................................     (31,950)      35,662       24,344
Cash, beginning of year ...........................................      67,031       31,369        7,025
                                                                      ---------    ---------    ---------
Cash, end of year .................................................   $  35,081    $  67,031    $  31,369
                                                                      =========    =========    =========
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest .........................   $   9,405    $  18,582    $  19,251
                                                                      =========    =========    =========
   Cash paid during the year for income taxes .....................   $  51,222    $  33,934    $  17,220
                                                                      =========    =========    =========

                 See accompanying notes to consolidated financial statements.

                                             -33-
--------------------------------------------------------------------------------

                                 ANNTAYLOR STORES CORPORATION
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold principally under the Ann Taylor brand name.


BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of AnnTaylor Stores Corporation (the "Company") and its subsidiaries, including AnnTaylor, Inc. ("Ann Taylor"). The Company has no material assets other than the common stock of Ann Taylor and conducts no business other than the management of Ann Taylor. All intercompany accounts have been eliminated in consolidation.

     Certain Fiscal 1998 and 1997 amounts have been reclassified to conform to the Fiscal 1999 presentation.


FISCAL YEAR

      The Company follows the standard fiscal year of the retail industry, which is a 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year. All fiscal years presented include 52 weeks.


REVENUE RECOGNITION

      The Company records revenue as merchandise is sold. The Company's policy with respect to gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability.


CASH EQUIVALENTS

      Cash and short-term highly liquid investments with original maturities of three months or less are considered cash or cash equivalents.


MERCHANDISE INVENTORIES

      Merchandise inventories are stated at the lower of average cost or market. Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to the average cost method. The Company believes the average cost method is a preferable method for matching the cost of merchandise with the revenues generated. This is principally because the average cost method traces each individual unit sold during a period and its individual cost, while the retail method estimates the cost value of the inventory sold, instead of using the actual cost of each individual unit. The cumulative effect of this accounting change on February 1, 1998 was not material. The effect of this accounting change on Fiscal 1998 net income was an increase of $1,272,000, or $0.04 per share on a diluted basis. It is not possible to determine the effect of the change on income in any previously reported fiscal years as no cost information was available.

      The  majority  of  the  Company's  inventory   represents  finished  goods
available for sale.


                                -34-
--------------------------------------------------------------------------------

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


DEFERRED FINANCING COSTS

      Deferred financing costs are being amortized using the interest method over the term of the related debt. Accumulated amortization at January 29, 2000 and January 30, 1999 was $1,628,000 and $3,119,000, respectively.


FINANCE SERVICE CHARGE INCOME

      Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $8,650,000 for Fiscal 1999, $8,422,000 for Fiscal 1998 and $8,568,000 for Fiscal
1997.


GOODWILL AND OTHER LONG-LIVED ASSETS

      Goodwill relating to the 1989 acquisition of Ann Taylor by the Company is being amortized on a straight-line basis over 40 years. Goodwill relating to the acquisition, in 1996, of the operations comprising the Company's sourcing division, is being amortized on a straight-line basis over 25 years. Accumulated amortization at January 29, 2000 and January 30, 1999 was $109,931,000 and $98,891,000, respectively.

      The Company evaluates its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company compares the carrying value of its long-lived assets to an estimate of their expected future cash flows (undiscounted and without interest charges) to evaluate the reasonableness of the carrying value and remaining depreciation or amortization period. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.


ADVERTISING

      Costs associated with the production of advertising, such as printing and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first takes place. Costs of direct mail catalogs and postcards are expensed when the advertising arrives in customers' homes. Advertising costs were $25,700,000, $17,800,000 and $10,500,000 in Fiscal 1999, 1998 and 1997,
respectively.


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


                                   -35-
--------------------------------------------------------------------------------

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


RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133". This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this statement and believes its adoption will not affect the Company's consolidated financial position, results of operations or cash flows.


2.  LONG-TERM DEBT

      The following table summarizes long-term debt outstanding at January 29, 2000 and January 30, 1999:

                                        January 29, 2000      January 30, 1999
                                      -------------------   -------------------
                                      Carrying  Estimated   Carrying  Estimated
                                       Amount   Fair Value    Amount  Fair Value
                                      --------   --------   --------   --------
                                                    (in thousands)

Mortgage............................  $  3,950   $  3,950   $  5,157   $  5,157
8 3/4% Notes .......................      --         --      100,000    101,875
Convertible Debentures, net ........   111,835     84,606       --         --
                                      --------   --------   --------   --------
       Total debt ..................   115,785     88,556    105,157    107,032
Less current portion ...............     1,300      1,300      1,206      1,206
                                      --------   --------   --------   --------
       Total long-term debt.........  $114,485   $ 87,256   $103,951   $105,826
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

      Ann Taylor's principal credit facility is a bank credit facility that it entered into in June 1998 with a syndicate of lenders (the "Credit Facility"). Ann Taylor uses the Credit Facility for the issuance of commercial and standby letters of credit and to provide funds for other general corporate purposes. The lenders' commitment under the Credit Facility was originally $150,000,000. The Credit Facility had an original maturity date of June 30, 2000, subject to extension upon the satisfaction of certain conditions. Effective September 3, 1999, Ann Taylor elected to reduce the commitment of the lenders under the Credit Facility by $25,000,000 to $125,000,000 and extended the term of the credit agreement to June 30, 2001.

                                 -36-
--------------------------------------------------------------------------------

                                ANNTAYLOR STORES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


2.  LONG-TERM DEBT (CONTINUED)

      Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. The Company did not make any borrowings under the loan provisions of the Credit Facility during Fiscal 1999, and there were no loans outstanding at fiscal year end. The outstanding loan balance is required to be reduced to zero for the thirty-day period commencing January 1 each year. This cleandown period was achieved for January 2000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at January 29, 2000 was $125,000,000. Commercial and standby letters of credit outstanding under the Credit Facility at January 29, 2000 were approximately $69,649,000.

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

      The Credit Facility contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders and maintenance of certain financial ratios including a specified fixed charge coverage ratio and specified levels of net worth.

      The lenders have been granted a pledge of the common stock of Ann Taylor and certain of its subsidiaries, and a security interest in substantially all other tangible and intangible assets, including accounts receivable, trademarks, inventory, store furniture and fixtures, of Ann Taylor and its subsidiaries, as collateral for Ann Taylor's obligations under the Credit Facility.

      During the second quarter of Fiscal 1999, the Company completed the issuance of an aggregate of $199,072,000 principal amount at maturity of its Convertible Subordinated Debentures due 2019 ("Convertible Debentures"). The
Convertible Debentures were sold at an original issue price of $552.56 per $1,000 principal amount at maturity of Debenture. The net proceeds of the sale were applied to the redemption, described below, of the $100,000,000 outstanding 8 3/4% Subordinated Notes due 2000 (the "8 3/4% Notes") issued by Ann Taylor. Cash interest is payable on the principal amount at maturity of the Convertible Debentures at the rate of 0.55% per annum. This interest rate and the accrual of original issue discount represent a yield to maturity on the Convertible Debentures of 3.75%. The Convertible Debentures are convertible at the option of the holders thereof initially into 12.078 shares of the Company's common stock per $1,000 principal amount at maturity of Debenture. The Convertible Debentures may be redeemed at the Company's option on or after June 18, 2004. The Company's obligations with respect to the Convertible Debentures are guaranteed on a subordinated basis by Ann Taylor.

      On July 22, 1999, Ann Taylor redeemed all of its outstanding 8 3/4% Notes, at a redemption price of 101.375% of principal amount, plus accrued unpaid interest to the redemption date. The redemption of the 8 3/4% Notes resulted in an extraordinary charge to earnings in the second quarter and fiscal year of $962,000, or $0.03 per share on a diluted basis, net of income tax benefit.

                                         -37-
--------------------------------------------------------------------------------

                                ANNTAYLOR STORES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



2.  LONG-TERM DEBT (CONTINUED)

      Ann Taylor and its wholly owned subsidiary AnnTaylor Distribution Services, Inc. are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage loan balance at January 29, 2000 was $3,950,000.


      The aggregate principal payments for the next five years of all long-term obligations at January 29, 2000 are as follows :

         Fiscal Year
         -----------                                    (in thousands)
           2000............................................$ 1,300
           2001............................................  1,400
           2002............................................  1,250
           2003............................................    ---
           2004............................................    ---
                                                            ------
           Total...........................................$ 3,950
                                                            ======


3.  PREFERRED SECURITIES

      In April and May of Fiscal 1996, the Company completed the sale of an aggregate of $100,625,000 of 8 1/2% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities (the "preferred securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the
"Trust"). On June 29, 1999, AnnTaylor Finance Trust redeemed all of the outstanding preferred securities. All but $100,000 of the liquidation amount of the preferred securities were tendered for conversion into an aggregate of 5,116,717 shares of Company common stock prior to the redemption date, at a conversion price of $19.65 per share of common stock, or 2.545 shares of common stock per $50 liquidation amount of the security. Holders of preferred securities that were not tendered for conversion received 105.95% of the liquidation amount of the preferred securities redeemed, plus accrued distributions.


4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of activity in the allowance for doubtful accounts for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 is as follows:
                                                 Fiscal Years Ended
                                          -----------------------------------
                                          January 29, January 30, January 31,
                                              2000       1999        1998
                                          ----------- ----------- -----------
                                                   (in thousands)

Balance at beginning of year ............   $   820    $   812    $   811
Provision for loss on accounts receivable     1,032      1,476      1,795
Accounts written off ....................    (1,186)    (1,468)    (1,794)
                                            -------    -------    -------
Balance at end of year ..................   $   666    $   820    $   812
                                            =======    =======    =======

                                        -38-
--------------------------------------------------------------------------------

                              ANNTAYLOR STORES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5.  COMMITMENTS AND CONTINGENCIES

RENTAL COMMITMENTS

      The Company occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. In addition, most of the leases require payment of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments shown below.

      Future minimum lease payments under non-cancelable operating leases at January 29, 2000 are as follows:

      Fiscal Year                                   (in thousands)
      -----------
        2000.........................................$  95,655
        2001.........................................   94,422
        2002.........................................   91,391
        2003.........................................   85,413
        2004.........................................   81,065
        2005 and thereafter..........................  288,433
                                                       -------
        Total........................................$ 736,379
                                                       =======

      Rent expense for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 was as follows:
                                                 Fiscal Years Ended

                                        January 29,   January 30,  January 31,
                                            2000         1999         1998
                                        -----------   -----------  -----------
                                                   (in thousands)

      Minimum rent.....................   $72,763      $66,358      $59,495
      Percentage rent..................     3,131        2,414        1,671
                                           ------       ------       ------
           Total.......................   $75,894      $68,772      $61,166
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

      In  addition,  the  Company,  Ann  Taylor,  certain  directors  and former officers and directors of the Company and Ann Taylor, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. have been named as defendants in a purported class action lawsuit filed in April 1996 by certain alleged stockholders, alleging that the Company and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of the Company's common stock during the period from February 3, 1994 through May 4, 1995. On November 9, 1998, the District Court issued an order granting the defendants' motion to dismiss the amended complaint with prejudice for its failure to plead fraud with particularity. On or about December 15, 1998, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, seeking review of the District court's order. The Court heard oral argument on this appeal on September 15, 1999. ML&Co., its affiliates and the two directors who previously served on the Company's Board of


                                       -39-
--------------------------------------------------------------------------------

                            ANNTAYLOR STORES CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Directors as representatives of certain affiliates of ML&Co. (the "settling defendants") reached a settlement with the plaintiffs, which provides, among other things, for the establishment of a settlement fund in the amount of $3,000,000 plus interest. On or about December 14, 1999, the District Court entered an Order and Final Judgment approving this partial settlement, dismissing the amended complaint with prejudice as to the settling defendants, and barring and enjoining any future claims by, among others, the remaining defendants against the settling defendants for contribution. The appeal as against the remaining defendants, including the Company, is pending before the Second Circuit Court of Appeals. As a result, any liability that may arise from this action cannot be predicted at this time. The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously.


6.  NET INCOME PER SHARE

     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock, that are issuable by the Company upon the conversion of all outstanding warrants, stock options and convertible securities. Basic and diluted earnings per share calculations follow:

                                                                   Fiscal Years Ended
                                        -------------------------------------------------------------------------
                                          January 29, 2000          January 30, 1999        January 31, 1998
                                        -----------------------   --------------------   ------------------------
                                                       (In thousands, except per share amounts)

                                                          Per                     Per                       Per
                                                         Share                   Share                     Share
                                         Income   Shares Amount   Income  Shares Amount  Income   Shares   Amount
                                        -------   ------ ------   ------  ------ ------  ------   ------   ------
BASIC EARNINGS PER SHARE
------------------------
Income Available
   to common stockholders
   before extraordinary
   loss ............................... $65,493  29,021  $2.25   $39,324  25,715 $1.53  $11,997   25,628  $0.47
                                                          ====                    ====                     ====
EFFECT OF DILUTIVE
SECURITIES
---------
Warrants ..............................     ---       1              ---       3            ---        3
Stock options .........................     ---     269              ---     166            ---       62
Preferred securities...................   1,123   2,083            5,189   5,122            ---      ---
Convertible Debentures ................   1,570   1,475              ---     ---            ---      ---
                                        -------   -------         ------   -----         ------   ------

DILUTED EARNINGS PER SHARE
--------------------------
Income available
   to common stockholders
   before extraordinary loss........... $68,186  32,849  $2.08   $44,513  31,006 $1.44  $11,997   25,693  $0.47
                                        =======  =======  ====    ======  ======  ====   ======   ======   ====

     Conversion of the preferred securities into common stock is not included in the computation of diluted earnings per share for the fiscal year ended January 31, 1998 due to the antidilutive effect of the conversion as of that date.
                                    -40-
--------------------------------------------------------------------------------

                               ANNTAYLOR STORES CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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


8.  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:
                                                        Fiscal Years Ended
                                                   ---------------------------
                                                   January 29,     January 30,
                                                       2000           1999
                                                   -----------     -----------
                                                         (in thousands)

          Land and building..........................$  8,774      $  8,683
          Leasehold improvements..................... 110,573        93,168
          Furniture and fixtures..................... 169,521       153,395
          Construction in progress...................  23,518        11,059
                                                      -------       -------
                                                      312,386       266,305
          Less accumulated depreciation
               and amortization...................... 138,747       114,520
                                                      -------       -------
               Net property and equipment............$173,639      $151,785
                                                      =======       =======


9. OTHER EQUITY AND STOCK OPTION PLANS

COMMON STOCK

      During 1999, the number of authorized shares of common stock was increased from 40,000,000 to 120,000,000.

PREFERRED STOCK

      At January 29, 2000, January 30, 1999 and January 31, 1998, there were 2,000,000 shares of preferred stock, par value $0.01, authorized and unissued.


REPURCHASE PROGRAM

      During the third quarter of Fiscal 1999, the Company's Board of Directors authorized a program under which the Company was authorized to purchase up to $40,000,000 of the Company's common stock and/or Convertible Debentures through open market purchases and/or in privately negotiated transactions. On January 10, 2000, the Board of Directors increased the amount of securities that could be purchased under the program to $90,000,000. As of January 29, 2000, 3,012,500 shares of the Company's common stock had been repurchased for an aggregate purchase price of $89,900,000 (exclusive of brokerage commissions), completing the securities repurchase program. All of the repurchased shares became treasury shares and may be used for general corporate or other purposes. No Convertible Debentures were purchased.

                                   -41-
--------------------------------------------------------------------------------

                                ANNTAYLOR STORES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



9. OTHER EQUITY AND STOCK OPTION PLANS (CONTINUED)

ASSOCIATE DISCOUNT STOCK PURCHASE PLAN

      In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the "Plan") through which participating eligible employees may purchase shares of the Company's common stock semi-annually, at a price equal to the lower of 85% of the closing price of the Company's common stock on the grant date or the purchase date of each semiannual stock purchase period.
Participating employees pay for their stock purchases under the Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. No shares of common stock will be issued pursuant to the Plan until Fiscal 2000. At January 29, 2000, there were 250,000 shares available for future issuance under this Plan.


STOCK OPTION PLANS

      In 1989 and 1992, the Company established stock option plans. At January 29, 2000, 22,547 shares of common stock were reserved for issuance under the 1989 plan and 2,299,305 shares of common stock were reserved for issuance under the 1992 plan. Under the terms of both plans, the exercise price of any option may not be less than 100% of the fair market value of the common stock on the date of grant.

      Stock options granted prior to 1994 generally vest over a five year period, with 20% becoming exercisable immediately upon grant of the option and 20% per year for the next four years. Stock options granted since 1994 generally vest either (i) over a four year period, with 25% becoming exercisable on each of the first four anniversaries of the grant, or (ii) in seven or nine years with accelerated vesting upon the achievement of specified earnings or stock price targets within a five year period. All stock options granted under the 1989 plan and the 1992 plan expire ten years from the date of grant. At January 29, 2000, there were no shares under the 1989 plan and 446,300 shares under the 1992 plan available for future grant.

      The Company  accounts for the stock options in accordance  with Accounting
Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards. Had compensation costs of option awards been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company would have been required to prepare a fair value model for such options and record such amount in the financial statements as compensation expense. Pro forma net income before extraordinary loss and net income per share before extraordinary loss, on a diluted basis, after taking into account such expense would have been $63.9 million and $2.03, respectively for Fiscal 1999, $38.4 million and $1.41, respectively for Fiscal 1998 and $11.0 million and $0.43, respectively, for Fiscal 1997. For purposes of this calculation, the Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes option pricing model with the following weighted average assumptions used for grants for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998: risk-free interest rate of 4.9%, 5.4% and 6.2%, respectively; expected life of 4.0 years, 4.0 years and 5.0 years, respectively; and expected volatility of 49.1%, 59.4% and 67.9%, respectively.

                                 -42-
--------------------------------------------------------------------------------

                                ANNTAYLOR STORES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


9. OTHER EQUITY AND STOCK OPTIONS PLANS (CONTINUED)

      The following summarizes stock option transactions for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998:

                                                           Weighted
                                                           Average     Number
                                        Option   Prices     Price    of Shares
                                        ------   ------    --------  ---------

Outstanding Options February 1, 1997 .. $ 6.80 - $44.125    $22.69   1,664,085
  Granted ............................. $14.25 - $22.75     $20.60     590,000
  Exercised ........................... $ 6.80 - $20.00     $15.45     (47,436)
  Canceled ............................ $11.50 - $39.75     $25.11    (585,557)
                                                                    ----------

Outstanding Options January 31, 1998 .. $ 6.80 - $44.125    $21.20   1,621,092
  Granted ............................. $14.00 - $36.25     $17.52     306,574
  Exercised ........................... $ 6.80 - $36.25     $19.09    (373,544)
  Canceled ............................ $ 6.80 - $42.50     $23.68    (162,224)
                                                                    ----------

Outstanding Options January 30, 1999 .. $ 6.80 - $44.125    $20.67   1,391,898
  Granted..........................     $22.813- $47.688    $43.56     882,500
  Exercised ........................... $ 6.80 - $42.50     $18.65    (351,737)
  Canceled ............................ $11.00 - $44.25     $25.41    (123,980)
                                                                    ----------

Outstanding Options January 29, 2000 .. $11.50 - $47.688    $31.98   1,798,681
                                                                     =========

      At January 29, 2000, January 30, 1999 and January 31, 1998 there were exercisable 558,321 options, 696,596 options and 450,776 options, respectively, which have weighted average exercise prices of $20.74 per share, $19.76 per share and $19.02 per share, respectively.

      In 1994, the Company's 1992 stock option plan was amended and restated to include restricted stock and unit awards. A unit represents the right to receive the cash value of a share of common stock on the date the restrictions on the unit lapse. The restrictions on grants generally lapse over a four year period from the date of the grant. In the event a grantee terminates employment with the Company, any restricted stock or restricted units remaining subject to restrictions are forfeited. During 1997, 1998 and 1999, certain executives were awarded restricted common stock and, in some cases, restricted units. The resulting unearned compensation expense, based upon the market value on the date of grants, was charged to stockholders' equity and is being amortized over the restricted period.


10.  EXECUTIVE COMPENSATION

      In 1996, J. Patrick Spainhour, the Chairman and Chief Executive Officer of Ann Taylor, was granted 75,000 shares of restricted common stock. The resulting unearned compensation expense of $1,171,875, based upon the market value on the date of the grant, was charged to stockholders' equity and was amortized over the restricted period applicable to these shares. In 1999, Mr. Spainhour was granted an additional 25,000 shares of restricted stock which will vest on March 8, 2000. This restricted stock award resulted in unearned compensation expense of $829,688, based on the market value of the common stock on the date of the grant. The unearned compensation expense was charged to stockholders' equity and is being amortized over the restricted period applicable to these shares. In addition to the restricted stock, Mr. Spainhour was awarded a non-qualified stock option award to purchase 250,000 shares of common stock at the current market price, as well as "super-incentive" non-qualified performance-vesting stock options to purchase 100,000 shares of common stock. The "super-incentive"

                                    -43-
--------------------------------------------------------------------------------

                                ANNTAYLOR STORES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


10.  EXECUTIVE COMPENSATION (CONTINUED)

non-qualified performance vesting stock options will become exercisable upon achievement of various earnings per share targets between March 2000 and March 2002. Additionally, as of December 9, 1996, the President and Chief Operating Officer of the Company received a grant of 30,000 restricted shares of common stock and 20,000 restricted units. The resulting unearned compensation expense of $592,500, based on the market value of the common stock on the date of the grant, was charged to stockholders' equity and was amortized over the restricted period applicable to these shares.


11.  EXTRAORDINARY ITEMS

      On July 22, 1999, the Company applied the proceeds received from the issuance of its Convertible Debentures to redeem the outstanding 8 3/4% Notes. This resulted in an extraordinary charge to earnings in Fiscal 1999 of $962,000, net of income tax benefit of $641,000.

      On July 2, 1997, the Company used available cash to prepay $24,500,000, the outstanding balance of its term loan due September 1998, which resulted in an extraordinary charge to earnings in Fiscal 1997 of $173,000, net of income tax benefit of $130,000.


12.  NONRECURRING CHARGES

RETIREMENT OF ASSETS

      In the fourth quarter of Fiscal 1998, the Company recorded a $3,633,000 non-cash pre-tax charge for the retirement of certain assets. This charge related to the write-off of the net book value of assets relinquished during the renovation of the Company's corporate offices.


13.   INCOME TAXES

      The provision for income taxes for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 consists of the following:

                                                   Fiscal Years Ended
                                        ---------------------------------------
                                        January 29,  January 30,    January 31,
                                           2000        1999           1998
                                           ----        ----           ----
                                                 (in thousands)
    Federal:
      Current...........................$ 41,682      $21,589       $14,427
      Deferred..........................  (3,033)       2,748        (1,917)
                                          -------      ------        -------
        Total federal...................  38,649       24,337        12,510
                                          ------       ------        ------
    State and local:
      Current...........................  11,856        7,869         5,538
      Deferred..........................    (809)       1,217          (769)
                                          -------      ------        -------
        Total state and local...........  11,047        9,086         4,769
                                          ------       ------        ------
    Foreign:
      Current...........................     525          156           187
      Deferred..........................     ---          ---           ---
                                          ------       ------        ------
        Total foreign...................     525          156           187
                                          ------       ------        ------
      Total.............................$ 50,221      $33,579       $17,466
                                          ======       ======        ======


                                       -44-
--------------------------------------------------------------------------------

                              ANNTAYLOR STORES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

13.   INCOME TAXES (CONTINUED)

      The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 is as follows:

                                               Fiscal Years Ended
                                        ---------------------------------------
                                        January 29,  January 30,    January 31,
                                           2000          1999          1998
                                           ----          ----           ----
                                                   (in thousands)

Income before income taxes and
   extraordinary loss...................$ 115,714     $ 72,903       $ 29,463
                                          =======      =======        =======
Federal statutory rate..................      35%           35%           35%
                                          ======       =======        =======
Provision for income taxes at
   federal statutory rate...............$ 40,500      $ 25,516       $ 10,312
State and local income taxes,
   net of federal income tax
   benefit..............................   6,278         4,660          3,800
Non-deductible amortization of goodwill.   3,500         3,500          3,500
Earnings of foreign subsidiaries........      79          (188)          (314)
Other...................................    (136)           91            168
                                          -------      -------        -------
Provision for income taxes..............$ 50,221      $ 33,579       $ 17,466
                                          ======       =======        =======

      The tax effects of significant items comprising the Company's deferred tax assets (liabilities) as of January 29, 2000 and January 30, 1999 are as follows:

                                                  January 29,   January 30,
                                                      2000         1999
                                                  ----------    ----------
                                                      (in thousands)
    Current:
     Inventory..................................   $  2,071    $    128
     Accrued expenses...........................      2,306       3,812
     Real estate................................     (2,050)     (1,686)
     Other......................................        ---         ---
                                                    -------     -------
    Total current...............................   $  2,327    $  2,254
                                                    =======     =======
    Noncurrent:
     Accrued expenses...........................   $    763    $    ---
     Depreciation and amortization..............     (2,936)     (5,510)
     Rent expense...............................      5,168       4,786
     Other......................................        327         276
                                                    -------     -------
    Total noncurrent............................   $  3,322    $   (448)
                                                    =======     ========

      Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company's financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings except those that are considered permanently reinvested, which at January 29, 2000 amounted to approximately $6,852,000. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $2,137,000.


14. RETIREMENT PLANS

      Savings Plan. Ann Taylor maintains a defined contribution 401(k) savings plan for substantially all full-time employees of Ann Taylor and its subsidiaries. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. Ann Taylor makes a matching contribution of 50% with respect to the first 3% of each participant's annual earnings contributed to the plan. Ann Taylor's contributions to the plan for Fiscal 1999, Fiscal 1998 and Fiscal 1997 were $697,000, $592,000 and $519,000, respectively.

                                  -45-
--------------------------------------------------------------------------------

                              ANNTAYLOR STORES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




14. RETIREMENT PLANS (CONTINUED)

      Pension Plan. Substantially all full-time employees of Ann Taylor and its subsidiaries are covered under a noncontributory defined benefit pension plan. Through December 31, 1997, the pension plan was a "cash balance pension plan", under which each participant accrued a benefit based on compensation and years of service with Ann Taylor. As of January 1, 1998, the plan was amended and the formula to calculate benefits was changed to a career average formula. The new career average formula was used to determine the funding status of the plan beginning in Fiscal 1997. Ann Taylor's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.

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

      The following table provides information for the Pension Plan at January 29, 2000, January 30, 1999 and January 31, 1998:

                                                 Fiscal Years Ended
                                        -----------------------------------
                                        January 29,  January 30, January 31,
                                           2000         1999        1998
                                           ----         ----        ----

                                                 (in thousands)
      Change in benefit obligation:
      Benefit obligation, beginning
        of year........................ $  4,642    $  3,820      $3,413
      Service cost.....................    1,129         669         571
      Interest.........................      340         292         250
      Plan amendments..................      ---         ---          81
      Actuarial loss (gain)............       19         348        (103)
      Benefits paid....................   (1,176)       (487)       (392)
                                         --------    --------    -------
      Benefit obligation, end of year..    4,954       4,642       3,820
                                         -------     -------     -------

      Change in plan assets:
      Fair value of plan assets,
        beginning of year..............    7,486       5,128       4,745
      Actual return on plan assets.....      763       1,205         907
      Employer contribution (refund)...    2,416       1,640        (132)
      Benefits paid....................   (1,176)       (487)       (392)
                                         --------    --------    -------
      Fair value of plan assets,
        end of year....................    9,489       7,486       5,128
                                         --------    --------    -------

      Funded status (fair value of
         plan assets less
         benefit obligation)...........    4,535       2,844       1,308
      Unrecognized net actuarial gain..   (1,621)     (1,675)     (1,361)
      Unrecognized prior service cost..       63          69          75
                                         -------     -------     -------
      Prepaid benefit cost.............$   2,977    $  1,238    $     22
                                         =======     =======     =======

--------------------------------------------------------------------------------

                                ANNTAYLOR STORES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


14. RETIREMENT PLANS (CONTINUED)

Net pension cost includes the following components:

                                                      Fiscal Years Ended
                                           -------------------------------------
                                           January 29,   January 30, January 31,
                                              2000           1999        1998
                                              ----           ----        ----
                                                        (in thousands)

Service cost..............................$   1,129     $    669    $     571
Interest cost.............................      340          292          250
Expected return on assets.................     (776)        (481)        (409)
Amortization of prior gains...............      (22)         (61)         (42)
Amortization of prior service cost........        6            6            6
                                            -------      -------     --------
Net periodic pension cost.................$     677     $    425    $     376
                                            =======      =======     ========

      For the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, the following actuarial assumptions were used:

                                                      Fiscal Years Ended
                                           -------------------------------------
                                           January 29,   January 30, January 31,
                                              2000          1999        1998
                                              ----          ----        ----

Discount rate.............................    8.25%         6.75%        7.50%
Long-term rate of return on assets........    9.00%         9.00%        9.00%
Rate of increase in future compensation...    4.00%         4.00%        4.00%


15.  QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                        Quarter
                                      ------------------------------------------
                                      First         Second     Third      Fourth
                                      -----         ------     -----      ------

                                      (in thousands, except per share amounts)
Fiscal 1999
Net sales .......................   $249,400   $   265,747   $272,289   $297,083
Gross profit ....................    131,337       125,905    149,875    141,388
Income before extraordinary loss      14,755        13,373     21,448     15,917
Extraordinary loss ..............       --             962       --         --
                                    --------   -----------   --------   --------
Net income ......................   $ 14,755   $    12,411   $ 21,448   $ 15,917
                                    ========   ===========   ========   ========

Basic earnings per share before
   extraordinary loss............   $   0.56   $      0.47   $   0.68   $   0.53
Extraordinary loss per share ....       --            0.03         --         --
                                    --------   -----------   --------   --------
Basic earnings per share.........   $   0.56   $      0.44   $   0.68   $   0.53
                                    ========   ===========   ========   ========
Diluted earnings per share before
   extraordinary loss............   $   0.51   $      0.42   $   0.65   $   0.50
Extraordinary loss per share ....         --          0.03         --         --
                                    --------   -----------   --------   --------
Diluted earnings per share.......   $   0.51   $      0.39   $   0.65   $   0.50
                                    ========   ===========   ========   ========

Fiscal 1998
Net sales........................   $198,170   $   223,393   $227,535   $262,841
Gross profit ....................    101,334       104,934    124,418    125,529
Net income.......................   $  6,419   $     7,044   $ 14,074   $ 11,787
                                    ========   ===========   ========   ========

Basic earnings per share.........   $   0.25   $      0.27   $   0.55   $   0.46
                                    ========   ===========   ========   ========
Diluted earnings per share.......   $   0.25   $      0.27   $   0.50   $   0.42
                                    ========   ===========   ========   ========

      The sum of the quarterly per share data may not equal the annual amounts due to changes in the weighted average shares and share equivalents outstanding.