Form 10-Q
period 2000-04-29
TAYLOR ANN STORES CORP
filed 2000-06-12
CIK 874214

------------------------------------------------------------------------------
------------------------------------------------------------------------------



                                UNITED STATES
                                -------------
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q
                                  ---------

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 1-10738


                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                       13-3499319
 -----------------------------            -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


  142 West 57th Street, New York, NY                     10019
  ----------------------------------                     -----
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding as of
             Class                                    May 26, 2000
             -----                                    ------------
  Common Stock, $.0068 par value                       28,736,853


================================================================================

                               INDEX TO FORM 10-Q
                               ------------------






                                                                    Page No.
   PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Statements of Operations
                  for the Quarters Ended April 29, 2000
                  and May 1, 1999..................................... 3
               Condensed Consolidated Balance Sheets at
                  April 29, 2000 and January 29, 2000................  4
               Condensed Consolidated Statements of Cash Flows
                  for the Quarters Ended April 29, 2000 and
                  May 1, 1999........................................  5
               Notes to Condensed Consolidated Financial Statements..  6

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................  8


   PART II. OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders .. 13

      Item 6.  Exhibits and Reports on Form 8-K...................... 14

================================================================================

                        PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements



                         ANNTAYLOR STORES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Quarters Ended April 29, 2000 and May 1, 1999
                                 (unaudited)

                                                         Quarters Ended
                                                  -----------------------------
                                                  April 29, 2000    May 1, 1999
                                                  --------------    -----------

                                                       (in thousands, except
                                                         per share amounts)

Net sales..............................................$ 277,068     $ 249,400
Cost of sales..........................................  128,472       118,063
                                                         -------      --------

Gross profit...........................................  148,596       131,337
Selling, general and administrative expenses...........  124,097        97,823
Amortization of goodwill...............................    2,760         2,760
                                                         -------      --------

Operating income.......................................   21,739        30,754
Interest income........................................      464           721
Interest expense.......................................    1,796         5,042
Other expense, net.....................................        6             1
                                                         -------      --------

Income before income taxes.............................   20,401        26,432
Income tax provision...................................    9,119        11,677
                                                         -------      --------

   Net income..........................................$  11,282     $  14,755
                                                         =======      ========

Basic earnings per share...............................$    0.39     $    0.56
                                                         =======      ========

Diluted earnings per share.............................$    0.38     $    0.51
                                                         =======      ========


    See accompanying notes to condensed consolidated financial statements.

================================================================================

                         ANNTAYLOR STORES CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     April 29, 2000 and January 29, 2000


                                                    April 29,  January 29,
                                                      2000        2000
                                                     -------     -------
                                                   (unaudited)
                           ASSETS                       (in thousands)
Current assets
  Cash and cash equivalents........................$  27,178    $ 35,081
  Accounts receivable, net.........................   71,733      67,092
  Merchandise inventories..........................  164,497     140,026
  Prepaid expenses and other current assets........   29,146      29,390
                                                     -------     -------
      Total current assets.........................  292,554     271,589
Property and equipment, net........................  182,186     173,639
Goodwill, net......................................  305,899     308,659
Deferred financing costs, net......................    5,092       5,358
Other assets.......................................    5,431       5,872
                                                     -------      ------
      Total assets.................................$ 791,162    $765,117
                                                     =======     =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable.................................$  64,727     $56,175
  Accrued salaries and bonus.......................   11,811      23,297
  Accrued tenancy..................................    8,329       7,800
  Gift certificates and merchandise credits
    redeemable.....................................   12,949      15,618
  Accrued expenses.................................   32,194      16,031
  Current portion of long-term debt................    1,326       1,300
                                                     -------     -------
      Total current liabilities....................  131,336     120,221
Long-term debt, net................................  114,915     114,485
Deferred lease costs and other liabilities.........   16,361      14,789

Commitments and contingencies

Stockholders' equity
  Common stock, $.0068 par value; 120,000,000
    shares authorized; 31,770,565 and 31,598,423
    shares issued, respectively....................      216         215
  Additional paid-in capital.......................  473,612     470,307
  Retained earnings................................  149,012     137,730
  Deferred compensation on restricted stock........   (3,902)     (2,246)
                                                     -------     -------
                                                     618,938     606,006
      Treasury stock, 3,028,712 and 3,028,448
         shares, respectively, at cost.............  (90,388)    (90,384)
                                                     --------    -------
      Total stockholders' equity...................  528,550     515,622
                                                     -------     -------
      Total liabilities and stockholders' equity...$ 791,162    $765,117
                                                     =======     =======



            See accompanying notes to consolidated financial statements.


================================================================================

                      ANNTAYLOR STORES CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Quarters Ended April 29, 2000 and May 1, 1999
                              (unaudited)

                                                               Quarters Ended
                                                             -------------------
                                                             April 29,    May 1,
                                                               2000       1999
                                                             --------   --------
                                                               (in thousands)

Operating activities:
  Net income................................................$ 11,282   $ 14,755
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loss on accounts receivable..............     121        291
     Depreciation and amortization..........................   8,219      7,569
     Amortization of goodwill...............................   2,760      2,760
     Amortization of deferred compensation..................     655        161
     Non-cash interest......................................   1,057        336
     Loss on disposal of property and equipment.............      93        653
     (Increase) decrease in:
       Receivables..........................................  (4,762)    (2,700)
       Merchandise inventories.............................. (24,471)       395
       Prepaid expenses and other current assets............     244     (1,328)
     Increase (decrease) in:
       Accounts payable.....................................   8,552    (17,399)
       Accrued liabilities..................................   2,537       (830)
       Other non-current assets and liabilities, net........   2,010        185
                                                             -------     ------
  Net cash provided by operating activities.................   8,297      4,848
Investing activities:
  Purchases of property and equipment....................... (16,857)   (13,137)
                                                             --------   --------
  Net cash used by investing activities..................... (16,857)   (13,137)
Financing activities:
  Issuance of common stock pursuant to Associate
       Discount Stock Plan..................................     996        ---
  Payments on mortgage......................................    (316)      (294)
  Payment of financing costs................................     (19)       ---
  Proceeds from exercise of stock options ..................     ---      7,025
  Activity related to common stock issued as
       employee incentives..................................      (4)       ---
                                                             --------   --------
  Net cash provided by financing activities.................     657      6,731
                                                             --------   --------
Net decrease in cash........................................  (7,903)    (1,558)
Cash and cash equivalents, beginning of period..............  35,081     67,031
                                                             --------   --------
Cash and cash equivalents, end of period....................$ 27,178   $ 65,473
                                                             ========   ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest..................$    333   $  2,503
                                                             ========   ========
  Cash paid during the period for income taxes..............$    867   $    744
                                                             ========   ========


        See accompanying notes to condensed consolidated financial statements.

================================================================================

                         ANNTAYLOR STORES CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


1.  BASIS OF PRESENTATION
--  ---------------------

    The condensed consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

    The results of operations for the 2000 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

    The January 29, 2000 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of AnnTaylor Stores Corporation ("the Company").

    Certain Fiscal 1999 amounts have been reclassified to conform to the Fiscal 2000 presentation.

    Detailed footnote information is not included for the quarters ended April 29, 2000 and May 1, 1999. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 1999 Annual Report to Stockholders.


2.  NET INCOME PER SHARE
--  --------------------

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

                                                Quarters Ended
                                -----------------------------------------------
                                   April 29, 2000              May 1, 1999
                                ---------------------   -----------------------
                                   (in  thousands, except per share amounts)

                                                 Per                       Per
                                                Share                     Share
                                Income  Shares  Amount  Income    Shares  Amount
                                ------  ------  ------  ------    ------  ------
BASIC EARNINGS PER SHARE
------------------------
Income available to common
  stockholders                 $11,282  28,721  $0.39   $14,755   26,187  $0.56
                                                 ====                      ====

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Warrants                           ---     ---              ---        3
Stock options                      ---      82              ---      333
Preferred securities               ---     ---            1,297    5,122
Convertible Debentures             656   2,404              ---      ---
                                ------  ------  ------  ------    ------

DILUTED EARNINGS PER SHARE
--------------------------
Income available to common
  stockholders                 $11,938  31,207  $0.38   $16,052   31,645  $0.51
                                ------  ------   ====   ------    ------   ====

================================================================================

                         ANNTAYLOR STORES CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


3.  LONG-TERM DEBT
--  --------------

    The following summarizes long-term debt outstanding at April 29, 2000:


                                                   (in thousands)

        Mortgage...................................  $   3,634
        Convertible Debentures, net................    112,607
                                                      --------
           Total debt .............................    116,241
        Less current portion.......................      1,326
                                                      --------
           Total long-term debt....................  $ 114,915
                                                      ========


4.  ENTERPRISE-WIDE OPERATING INFORMATION
--  -------------------------------------

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

 .


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                                                           Quarters Ended

                                                         April 29,     May 1,
                                                           2000         1999
                                                           ----         ----
    Number of Stores:
       Open at beginning of period.......................   405         365
       Opened during period..............................    17          11
       Expanded or remodeled during period*..............     2         ---
       Closed during period..............................     1           5
       Open at end of period.............................   421         371
    Type of Stores Open at End of Period:
       Ann Taylor stores.................................   320         309
       Ann Taylor Loft stores............................    88          50
       Ann Taylor Factory Stores.........................    13          12

--------------

    * Expanded stores are excluded from comparable store sales for the first year following expansion.



QUARTER ENDED APRIL 29, 2000 COMPARED TO QUARTER ENDED MAY 1, 1999

    The Company's net sales in the first quarter of 2000 increased to $277,068,000 from $249,400,000 in the first quarter of 1999, an increase of $27,668,000 or 11.1%. Comparable store sales for the first quarter of 2000 decreased 0.5%, compared to an increase of 16.9% in the first quarter of 1999. Management believes that the sales increase was primarily attributable to the opening of new stores, partially offset by the net decrease in comparable store sales. The net decrease in comparable store sales was the result of a sales shortfall in April that management believes was principally attributable to the unseasonably cold weather that affected many parts of the country during that month.

    Gross profit as a percentage of net sales increased to 53.6% in the first quarter of 2000 from 52.7% in the first quarter of 1999. This increase in gross margin primarily reflects improvements made in the Company's sourcing, merchandising and inventory management processes, which resulted in higher initial mark-ups and higher gross margins achieved on full price sales, compared to the first quarter of 1999.

    Selling, general and administrative expenses, excluding certain nonrecurring expenses described below, represented 41.7% of net sales in the first quarter of 2000, compared to 39.2% of net sales in the first quarter of 1999. The Company incurred a pre-tax nonrecurring charge of approximately $8,500,000, or 3.1% of net sales, in connection with an extensive review conducted with the Company's

================================================================================
financial and legal advisors of various strategic approaches to enhance shareholder value. The increase in selling, general, and administrative expenses as a percentage of net sales, excluding the nonrecurring charge, was primarily attributable to approximately $2,000,000 of expenses relating to the development of the Company's proposed Internet e-commerce web site, and also reflected increases in tenancy expenses, and increases in Ann Taylor Loft store operations and marketing expenses, in support of the Company's strategic initiatives to enhance the Ann Taylor brand.

    As a result of the foregoing, the Company had operating income, after taking into account the nonrecurring charge, of $21,739,000, or 7.8% of net sales, in the first quarter of 2000, compared to operating income of $30,754,000, or 12.3% of net sales, in the first quarter of 1999. Amortization of goodwill was $2,760,000 in both the first quarter of 2000 and the first quarter of 1999. Operating income, without giving effect to goodwill amortization in either year or the nonrecurring charge described above, was $24,499,000, or 8.8% of net sales, in the first quarter of 2000 and $33,514,000, or 13.5% of net sales, in the first quarter of 1999.

    Interest income was $464,000 in the first quarter of 2000 compared to $721,000 in the first quarter of 1999. The decrease was primarily attributable to lower cash on hand as a result of the Company's use of cash to repurchase shares of its common stock during the third and fourth quarters of Fiscal 1999.

    Interest expense was $1,796,000 in the first quarter of 2000 compared to $5,042,000 in the first quarter of 1999. The decrease in interest expense was primarily attributable to the net reduction in the Company's outstanding long term debt and other obligations and a decrease in the interest rate borne by the Company's remaining outstanding long term debt. During the second quarter of 1999, AnnTaylor Finance Trust, the Company's special purpose finance trust, redeemed its 8 1/2% Company Obligated Mandatorily Redeemable Convertible Preferred Securities, and AnnTaylor, Inc., a wholly owned subsidiary of the Company ("Ann Taylor"), redeemed its 8 3/4% Subordinated Notes Due 2000. These redemptions were completed using, in part, the proceeds from the issuance by the Company, also during the second quarter of 1999, of its deep discount Convertible Subordinated Debentures due 2019, which bear interest at a rate of 3.75% per annum.

    The income tax provision was $9,119,000, or 44.7% of income before income taxes, in the first quarter of 2000 compared to $11,677,000, or 44.2% of income before income taxes, in the first quarter of 1999. The effective income tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

    As a result of the foregoing factors, the Company had net income of $11,282,000, or 4.1% of net sales, for the first quarter of 2000, compared to net income of $14,755,000, or 5.9% of net sales, for the first quarter of 1999.


================================================================================

    AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.


FINANCIAL CONDITION

    For the first quarter of 2000, net cash provided by operating activities totaled $8,297,000, primarily as a result of earnings, noncash charges and increases in accounts payable and accrued liabilities, partially offset by increases in merchandise inventories and receivables. Cash used by investing activities during the first quarter of 2000 amounted to $16,857,000, for the purchase of property and equipment. Cash provided by financing activities during the first quarter of 2000 amounted to $657,000 primarily as a result of the issuance of Company common stock under the Company's Associate Discount Stock Purchase Plan.

    Merchandise inventories were $164,497,000 at April 29, 2000, compared to inventories of $140,026,000 at January 29, 2000. Merchandise inventories at April 29, 2000 and January 29, 2000 included approximately $18,089,000 and $22,959,000, respectively, of inventory associated with the Company's sourcing division, which is primarily finished goods in transit from factories.

    At April 29, 2000, there were no borrowings outstanding under Ann Taylor's $125,000,000 senior secured revolving credit facility (the "Credit Facility"). Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets.

    For Fiscal 2000, the Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation, and refurbishment programs and investment in certain information systems, are expected to be approximately $79,000,000, net of landlord construction allowances, of which $16,857,000 were incurred in the three months ended April 29, 2000. During the first three months of Fiscal 2000, the Company opened two new Ann Taylor stores and 15 Ann Taylor Loft stores, and completed the expansion of two Ann Taylor stores. In addition, the Company closed one Ann Taylor store, that will be converted to an Ann Taylor Loft store during the second quarter of Fiscal 2000. The Company expects to open a total of approximately 20 Ann Taylor stores and between 65 and 70 Ann Taylor Loft stores (including 2 Ann Taylor stores being converted to Ann Taylor Loft stores), and to expand or relocate a total of 4 Ann Taylor stores, in Fiscal 2000.

    Dividends and distributions from Ann Taylor to the Company are restricted by the terms of the Credit Facility.


================================================================================

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


RECENT DEVELOPMENTS

    On May 18, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan, pursuant to which Rights were distributed as a dividend at the rate of one Right for each share of Common Stock of the Company held by stockholders of record as of the close of business on May 30, 2000. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Voting Power of the Company as represented by the Company's Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Voting Power of the Company as represented by the Company's Common Stock. The Rights will expire on May 18, 2010.


STATEMENT REGARDING FORWARD LOOKING DISCLOSURES

    Sections of this  Quarterly  Report on Form 10-Q,  including  the  preceding
Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to predict accurately customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the upper-moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in an Ann Taylor Internet website; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas

================================================================================
with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; or an adverse outcome of the litigation referred to in Note 5 to the Consolidated Financial Statements of the Company as of January 29, 2000, that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.



================================================================================

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    AnnTaylor Stores Corporation's 2000 Annual Meeting of Stockholders was held on May 18, 2000. The following matters were voted upon and approved by the Company's stockholders at the meeting:

1. Mr. Gerald S. Armstrong, Mr. Wesley E. Cantrell and Ms. Hanne M. Merriman were re-elected as Class III Directors of the Company for terms expiring in 2003. 20,559,205, 23,961,023, and 20,866,552 shares were voted in favor of, zero shares were voted against, and 3,518,956, 117,138, and 3,211,609 shares abstained from voting on, the reelection of Mr. Armstrong, Mr. Cantrell and Ms. Merriman, respectively. Mr. James J. Burke, Jr., Ms. Patricia DeRosa and Mr. Ronald W. Hovsepian continued as Class II Directors with terms expiring in 2002 and Mr. Robert C. Grayson, Ms. Rochelle B. Lazarus, and Mr. J. Patrick Spainhour continued as Class I Directors with terms expiring in 2001.

2. The appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2000 fiscal year was ratified. 23,986,957 shares were voted in favor of, 51,523 shares were voted against, and 39,681 shares abstained from voting on, this proposal.

================================================================================

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits:



            27       Financial Data Schedule



   (b) Reports on Form 8-K:

            The Company filed a report dated May 18, 2000 with the Commission on Form 8-K on May 23, 2000 with respect to the Company's adoption of a Stockholder's Rights Plan, pursuant to which rights were distributed as a dividend to stockholders of record at the close of business on May 30, 2000 at the rate of one Right for each share of Common Stock of the Company.


================================================================================

                                   SIGNATURES
                                   ----------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ANNTAYLOR STORES CORPORATION



Date:   June 12, 2000                     By: /s/  J. Patrick Spainhour
      -----------------------                 -----------------------------
                                                   J. Patrick Spainhour
                                               Chairman and Chief Executive
                                               Officer





Date:  June 12, 2000                      By: /s/  Barry Erdos
      -----------------------                 -----------------------------
                                                   Barry Erdos
                                               Executive Vice President -
                                               Chief Financial Officer and
                                               Treasurer