Form 10-Q
period 2000-07-29
TAYLOR ANN STORES CORP
filed 2000-09-08
CIK 874214

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the quarterly period ended July 29, 2000

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

                                                    Outstanding as of
         Class                                       August 25, 2000
         -----                                       ---------------
  Common Stock, $.0068 par value                       28,772,889

INDEX TO FORM 10-Q

                                                                    Page No.
                                                                    --------
   PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Statements of Operations
                  for the Quarters and Sixth Months Ended
                  July 29, 2000 and July 31, 1999...................... 3
               Condensed Consolidated Balance Sheets at
                  July 29, 2000 and January 29, 2000................... 4
               Condensed Consolidated Statements of Cash Flows
                  for the Sixth Months Ended July 29, 2000 and
                  July 31, 1999........................................ 5
               Notes to Condensed Consolidated Financial Statements.... 6

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................. 9

   PART II. OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Securities Holders.. 16

      Item 6.  Exhibits and Reports on Form 8-K....................... 16

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

ANNTAYLOR STORES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Six Months Ended July 29, 2000 and July 31, 1999
(unaudited)

                                                          Quarters Ended         Six Months Ended
                                                      ----------------------    -------------------

                                                      July 29,      July 31,    July 29,    July 31,
                                                        2000         1999        2000        1999
                                                        ----         ----        ----        ----
                                                         (in thousands, except per share amounts)

Net sales.........................................    $306,252    $265,747     $583,320    $515,147
Cost of sales ....................................     162,444     139,842      290,916     257,905
                                                       -------     -------      -------     -------

Gross profit .....................................     143,808     125,905      292,404     257,242
Selling, general and administrative
  expenses .......................................     116,049      97,761      240,146     195,584
Amortization of goodwill .........................       2,760       2,760        5,520       5,520
                                                       -------     -------      -------     -------
Operating income .................................      24,999      25,384       46,738      56,138
Interest income ..................................         806       1,397        1,270       2,118
Interest expense .................................       1,830       2,660        3,626       7,702
Other expense/(income), net ......................          13          (7)          19          (6)
                                                       -------     -------      -------     -------
Income before income taxes and
  extraordinary loss..............................      23,962      24,128       44,363      50,560
Income tax provision .............................      10,536      10,755       19,655      22,432
                                                       -------     -------      -------     -------
Income before extraordinary loss .................    $ 13,426      13,373       24,708      28,128
Extraordinary loss (net of income tax benefit
   of $641,000) ..................................          --         962           --         962
                                                       -------     -------      -------     -------

    Net income ...................................    $ 13,426    $ 12,411     $ 24,708    $ 27,166

Basic earnings per share of common stock
    Basic earnings per share
       before extraordinary loss..................    $   0.47    $   0.47     $   0.86    $   1.03
    Extraordinary loss per share .................          --        0.03           --        0.04
                                                       -------     -------      -------     -------
    Basic earnings per share......................    $   0.47    $   0.44     $   0.86    $   0.99
                                                       =======     =======      =======     =======

Diluted earnings per share of common stock
    Diluted earnings per share
      before extraordinary loss...................        0.45    $   0.42    $    0.83   $    0.92
    Extraordinary loss per share .................          --        0.03           --        0.03
                                                       -------     -------      -------     -------
    Diluted earnings per share....................        0.45    $   0.39    $    0.83   $    0.89
                                                       =======     =======      =======     =======

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR STORES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
July 29, 2000 and January 29, 2000
(unaudited)

                                                                     July 29,   January 29,
                                                                       2000         2000
                                                                       ----         ----

                           ASSETS                                       (in thousands)
Current assets
  Cash and cash equivalents ....................................   $  34,602    $  35,081
  Accounts receivable, net .....................................      67,092       67,092
  Merchandise inventories ......................................     154,691      140,026
  Prepaid expenses and other current assets ....................      34,210       29,390
                                                                   ---------    ---------
      Total current assets .....................................     290,595      271,589
Property and equipment, net ....................................     195,584      173,639
Goodwill, net ..................................................     303,139      308,659
Deferred financing costs, net ..................................       4,833        5,358
Other assets ...................................................       7,284        5,872
                                                                   ---------    ---------
      Total assets .............................................   $ 801,435    $ 765,117
                                                                   =========    =========

            Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable .............................................   $  62,863    $  56,175
  Accrued salaries and bonus ...................................      15,947       23,297
  Accrued tenancy ..............................................       9,066        7,800
  Gift certificates and merchandise credits redeemable .........      12,586       15,618
  Accrued expenses .............................................      26,019       16,031
  Current portion of long-term debt ............................       1,349        1,300
                                                                   ---------    ---------
      Total current liabilities ................................     127,830      120,221

Long-term debt, net ............................................     115,346      114,485
Deferred lease costs and other liabilities .....................      15,427       14,789

Commitments and contingencies

Stockholders' equity
  Common stock, $.0068 par value; 120,000,000 shares authorized;
    31,784,697 and 31,598,423 shares issued, respectively ......         216          215
  Additional paid-in capital ...................................     473,770      470,307
  Retained earnings ............................................     162,438      137,730
  Deferred compensation on restricted stock ....................      (3,204)      (2,246)
                                                                   ---------    ---------
                                                                     633,220      606,006
      Treasury stock, 3,028,712 and 3,028,448 shares,
         respectively, at cost .................................     (90,388)     (90,384)
                                                                   ---------    ---------
      Total stockholders' equity ...............................     542,832      515,622
                                                                   ---------    ---------
      Total liabilities and stockholders' equity ...............   $ 801,435    $ 765,117
                                                                   =========    =========

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR STORES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended July 29, 2000 and July 31, 1999
(unaudited)

                                                              Six Months Ended
                                                            ------------------

                                                              July 29,   July 31,
                                                                2000       1999
                                                                ----       ----

                                                                (in thousands)

Operating activities:
  Net income...............................................$  24,708    $ 27,166
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Extraordinary loss....................................      ---       1,603
     Provision for loss on accounts receivable.............      595         481
     Depreciation and amortization.........................   16,521      15,205
     Amortization of goodwill..............................    5,520       5,520
     Non-cash interest.....................................    2,114         985
     Amortization of deferred compensation.................    1,159         382
     Loss on disposal of property and equipment............      859         885
     (Increase) decrease in:
       Receivables.........................................     (595)      4,832
       Merchandise inventories.............................  (14,665)      2,360
       Prepaid expenses and other current assets...........   (4,820)     (3,122)
     Increase (decrease) in:
       Accounts payable....................................    6,688      (3,117)
       Accrued expenses....................................      873     (15,939)
       Other non-current assets and liabilities, net.......     (744)      1,082
                                                             --------    -------
  Net cash provided by operating activities................   38,213      38,323
Investing activities:
  Purchases of property and equipment......................  (39,357)    (27,486)
                                                             -------     -------
  Net cash used by investing activities....................  (39,357)    (27,486)
Financing activities:
  Issuance of common stock pursuant to Associate
    Discount Stock Plan....................................      996         ---
  Payments on mortgage.....................................     (638)       (593)
  Proceeds from exercise of stock options..................      352       8,853
  Activity related to common stock issued as
    employee incentives....................................       (4)        ---
  Redemption of 8-3/4% Notes...............................      ---    (101,375)
  Redemption of Company Obligated Mandatorily Redeemable
   Convertible Preferred Securities........................      ---        (100)
  Proceeds from issuance of Convertible Debentures
    due 2019...............................................      ---     110,000
  Payment of financing costs...............................      (41)     (4,050)
                                                             -------     -------
  Net cash provided by financing activities................      665      12,735
                                                             -------     -------
Net increase (decrease) in cash............................     (479)     23,572
Cash and cash equivalents, beginning of period.............   35,081      67,031
                                                             -------     -------
Cash and cash equivalents, end of period...................$  34,602    $ 90,603
                                                             =======     =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest.................$   1,216    $  6,423
                                                             =======     =======
  Cash paid during the period for income taxes.............$  22,411    $ 19,956
                                                             =======     =======

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

     Detailed footnote information is not included for the quarters ended July 29, 2000 and July 31, 1999. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 1999 Annual Report to Stockholders.

2.      Net Income per Share

     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock that are issuable by the Company upon the conversion of all outstanding warrants, stock options, and convertible securities. Basic and diluted earnings per share calculations follow:

[Tables on next page]

ANNTAYLOR STORES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.      Net Income per Share (continued)

                                                Quarters Ended
                                 ------------------------------------------
                                    July 29, 2000             July 31, 1999
                                 -------------------     ------------------
                                  (in  thousands,  except  per  share amounts)

                                                Per                       Per
                                               Share                     Share
                                Income Shares Amount     Income  Shares Amount
                                ------ ------ ------     ------  ------ ------
Basic Earnings per Share
------------------------
Income available to common
  stockholders before
  extraordinary loss           $13,426 28,750 $0.47     $13,373  28,257 $0.47
                                               ====                      ====
Effect of Dilutive Securities
-----------------------------
Warrants                           ---    ---               ---       2
Stock options                      ---    271               ---     301
Preferred Securities               ---    ---               ---   3,208
Convertible Debentures             658  2,404               284   1,092
                                 -----  -----             -----   -----

Diluted Earnings per Share
--------------------------
Income available to common
  stockholders before
  extraordinary loss           $14,084 31,425 $0.45     $13,657  32,860 $0.42
                                ====== ======  =====     ======  ======= ====

                                               Six Months Ended
                                 ------------------------------------------
                                    July 29, 2000             July 31, 1999
                                 -------------------     ------------------
                                   (in  thousands,  except  per  share amounts)

                                                Per                       Per
                                               Share                     Share
                                Income Shares Amount     Income  Shares Amount
                                ------ ------ ------     ------  ------ ------

Basic Earnings per Share
------------------------
Income available to common
  stockholders before
  extraordinary loss           $24,708 28,735 $0.86     $28,128  27,222 $1.03
                                               ====                      ====

Effect of Dilutive Securities
-----------------------------
Warrants                           ---    ---               ---       2
Stock options                      ---    172               ---     304
Preferred Securities               ---    ---             1,297   4,165
Convertible Debentures           1,314   2,404              285     546
                                 -----   -----            -----   -----

Diluted Earnings per Share
--------------------------
Income available to common
  stockholders before
  extraordinary loss           $26,022  31,311 $0.83    $29,710  32,239 $0.92
                                ====== ======  =====     ======  ======= ====

ANNTAYLOR STORES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.     Long-Term Debt

    The following summarizes long-term debt outstanding at July 29, 2000:

                                                   (in thousands)

        Mortgage...................................  $   3,312
        Convertible Debentures, net................    113,383
                                                      --------
           Total debt .............................    116,695
        Less current portion.......................      1,349
                                                      --------
           Total long-term debt....................  $ 115,346
                                                      ========

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                                       Quarters Ended          Six Months Ended
                                       --------------          ----------------

                                      July 29, July 31,       July 29,   July 31,
                                        2000     1999           2000       1999
                                        ----     ----           ----       ----

Number of Stores:
   Open at beginning of period......     421       371           405       365
   Opened during period.............      13        16            30        27
   Expanded during period*..........     ---         2             2         2
   Closed during period.............       4       ---             5         5
   Open at end of period............     430       387           430       387
Type of Stores Open at End of Period:
   Ann Taylor stores................                             319       313
   Ann Taylor Loft stores...........                              98        62
   Ann Taylor Factory Stores........                              13        12
----------------

* Expanded stores are excluded from comparable store sales for the first year following expansion.

Quarter Ended July 29, 2000 Compared to Quarter Ended July 31, 1999

    The Company's net sales in the second quarter of 2000 increased to $306,252,000 from $265,747,000 in the second quarter of 1999, an increase of $40,505,000 or 15.2%. The increase is attributable to the opening of new stores and an increase in comparable store sales of 3.1%. Management believes that the comparable store sales increase was primarily attributable to generally favorable customer reaction to the Company's product offerings and merchandise assortment and to the success of the Company's end-of-season promotion.

     Gross profit as a percentage of net sales decreased to 47.0% in the second quarter of 2000 from 47.4% in the second quarter of 1999. This decrease in gross margin primarily reflects strong initial markups attained through ongoing efficiencies achieved through the Company's sourcing division, offset by aggressive end-of-season markdowns during the second quarter of 2000.

     Selling, general and administrative expenses represented 37.9% of net sales in the second quarter of 2000, compared to 36.8% of net sales in the second quarter of 1999. Selling, general, and administrative expenses in the second quarter of 2000 included approximately $1,300,000 of expenses relating to the development of the Company's proposed Internet e-commerce web site, and also reflected increases in tenancy and Ann Taylor Loft store operations expenses as a percentage of net sales, offset in part by leverage achieved on certain other expenses as a result of increased sales.

     As a result of the foregoing, the Company had operating income of $24,999,000, or 8.2% of net sales, in the second quarter of 2000, compared to operating income of $25,384,000, or 9.6% of net sales, in the second quarter of 1999. Amortization of goodwill was $2,760,000 in both the second quarter of 2000 and the second quarter of 1999. Operating income, without giving effect to goodwill amortization in either year, was $27,759,000, or 9.1% of net sales, in the second quarter of 2000 and $28,144,000, or 10.6% of net sales, in the second quarter of 1999.

     Interest income was $806,000 in the second quarter of 2000 compared to $1,397,000 in the second quarter of 1999. The decrease was primarily attributable to lower cash on hand as a result of the Company's use of cash to repurchase shares of its common stock during the third and fourth quarters of Fiscal 1999.

     Interest expense was $1,830,000 in the second quarter of 2000 and $2,660,000 in the second quarter of 1999. The decrease in interest expense was primarily attributable to the net reduction in the Company's outstanding long term debt and other obligations and a decrease in the interest rate borne by the Company's remaining outstanding long term debt. During the second quarter of 1999, AnnTaylor Finance Trust, the Company's special purpose finance trust, redeemed its 8-1/2% Company Obligated Mandatorily Redeemable Convertible Preferred Securities ("preferred securities"), and AnnTaylor, Inc., a wholly owned subsidiary of the Company ("Ann Taylor"), redeemed its 8-3/4% Subordinated Notes Due 2000 ("8-3/4% Notes"). These redemptions were completed using, in part, the proceeds from the issuance by the Company, also during the second quarter of 1999, of its deep discount Convertible Subordinated Debentures due 2019 ("Convertible Debentures"), which bear interest at a rate of 3.75% per annum.

     The income tax provision was $10,536,000, or 44.0% of income before income taxes, in the second quarter of 2000, compared to $10,755,000, or 44.6% of income before income taxes and extraordinary loss in the second quarter of 1999. The effective income tax rate for both periods was higher than the statutory rate primarily as a result of non-deductible goodwill amortization.

     The redemption of the outstanding 8-3/4% Notes on July 22, 1999 resulted in an extraordinary charge to earnings in the second quarter of 1999 of $962,000, net of income tax benefit, or $0.03 per share on a diluted basis.

     As a result of the foregoing factors, the Company had net income of $13,426,000, or 4.4% of net sales, for the second quarter of 2000, compared to net income of $12,411,000, or 4.7% of net sales, for the second quarter of 1999.

     AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.

Six Months ended July 29, 2000 Compared to Six Months ended July 31, 1999

     The Company's net sales in the first six months of Fiscal 2000 increased to $583,320,000 from $515,147,000 in the first six months of Fiscal 1999, an increase of $68,173,000 or 13.2%. The increase is attributable to the opening of new stores and the expansion of existing stores and an increase in comparable store sales of 1.4%.

     Gross profit as a percentage of net sales increased to 50.1% in the first six months of 2000 from 49.9% in the first six months of 1999. This increase in gross margin primarily reflects improvements made in the Company's sourcing, merchandising and inventory management processes, which resulted in higher initial mark-ups and higher gross margins achieved on full price sales compared to the first six months of 1999 partially offset by aggressive end-of-season markdowns during the second quarter of 2000.

     Selling, general and administrative expenses, excluding certain nonrecurring expenses described below, were 39.7% of net sales in the first six months of 2000, compared to 38.0% of net sales in the first six months of 1999. Selling, general, and administrative expenses for the first six months of 2000 included approximately $3,300,000 of expenses relating to the development of the Company's proposed Internet e-commerce web site. Selling, general and administrative expenses as a percentage of net sales also reflected increases in tenancy expenses, and increases in Ann Taylor Loft store operations expenses and marketing expenses, in support of the Company's strategic initiatives to enhance the Ann Taylor brand, offset in part by leverage achieved on certain other expenses as a result of increased sales. The Company incurred a pre-tax nonrecurring charge of approximately $8,500,000 during the first quarter of fiscal 2000 in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value.

     As a result of the foregoing, the Company had operating income, after taking into account the nonrecurring charge, of $46,738,000, or 8.0% of net sales, in the first six months of 2000, compared to operating income of $56,138,000, or 10.9% of net sales, in the first six months of 1999. Amortization of goodwill was $5,520,000 in each of the first six months of Fiscal 2000 and Fiscal 1999. Operating income, without giving effect to goodwill amortization, was $52,258,000, or 9.0% of net sales, in the 2000 period and $61,658,000, or 12.0% of net sales, in the 1999 period.

     Interest income was $1,270,000 in the first six months of Fiscal 2000 compared to $2,118,000 in the first six months of Fiscal 1999. The decrease was primarily attributable to lower cash on hand as a result of the Company's use of cash to repurchase shares of its common stock during the third and fourth quarters of Fiscal 1999.

     Interest expense was $3,626,000 in the first six months of Fiscal 2000 and $7,702,000 in the first six months of Fiscal 1999. The decrease in interest expense was primarily attributable to the net reduction in the Company's outstanding long term debt and other obligations and a decrease in the interest rate borne by the Company's remaining outstanding long term debt. During the second quarter of 1999, AnnTaylor Finance Trust redeemed its preferred securities, and Ann Taylor redeemed its 8-3/4% Notes. These redemptions were completed using, in part, the proceeds from the issuance by the Company, also during the second quarter of 1999, of its Convertible Debentures, which bear interest at a rate of 3.75% per annum.

     The income tax provision was $19,655,000, or 44.3% of income before income taxes, in the 2000 period, compared to $22,432,000, or 44.4% of income before income taxes and extraordinary loss, in the 1999 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

     The redemption of the outstanding 8-3/4% Notes on July 22, 1999 resulted in an extraordinary charge to earnings in the first six months of Fiscal 1999 of $962,000, net of income tax benefit, or $0.03 per share on a diluted basis.

     As a result of the foregoing factors, the Company had net income of $24,708,000, or 4.2% of net sales, for the first six months of 2000, compared to net income of $27,166,000 or 5.3% of net sales, for the first six months of 1999.

Financial Condition

     For the first six months of 2000, net cash provided by operating activities totaled $38,213,000, primarily as a result of earnings and noncash charges offset by an increase in merchandise inventories. Cash used for investing activities during the first six months of 2000 amounted to $39,357,000, for the purchase of property and equipment. Cash provided by financing activities during the first six months of 2000 amounted to $665,000, primarily as a result of the issuance of Company common stock under the Company's Associate Discount Stock Purchase Plan.

     Merchandise inventories were $154,691,000 at July 29, 2000, compared to inventories of $140,026,000 at January 29, 2000. Merchandise inventories at July 29, 2000 and January 29, 2000 included approximately $28,095,000 and $22,959,000, respectively, of inventory associated with the Company's sourcing division, which is primarily finished goods in transit from factories.

     At July 29, 2000, there were no borrowings outstanding under Ann Taylor's $125,000,000 senior secured revolving credit facility ("the Credit Facility"). Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified rates against certain eligible assets.

     For Fiscal 2000, the Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, and investment in information systems, are expected to total approximately $83,000,000. These expenditures also include increased capital expenditures related to the Company's proposed Internet e-commerce web site and related to enhancements to the material handling system at the Company's distribution center. For the six months ended July 29, 2000, capital expenditures of $39,357,000 were incurred. During the first six months of Fiscal 2000, the Company opened 3 new Ann Taylor stores and 27 Ann Taylor Loft stores, including 1 location that was converted from an Ann Taylor store. In addition, the Company completed the expansion of 2 Ann Taylor stores. For the full fiscal year 2000, the Company expects to open a total of 18 new Ann Taylor stores and 62 Ann Taylor Loft stores (including 2 Ann Taylor stores being converted to Ann Taylor Loft stores), and to expand or relocate a total of 4 Ann Taylor stores.

     For Fiscal 2001, the Company expects its capital expenditures to total approximately $98,000,000, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, and investment in information systems. In Fiscal 2001, the Company expects to open approximately 20 Ann Taylor stores and 70 Ann Taylor Loft stores.

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

     On May 18, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan, pursuant to which Rights were distributed as a dividend at the rate of one Right for each share of Common Stock of the Company held by stockholders of record as of the close of business on May 30, 2000. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. The Rights generally are exercisable only if a person or group acquires beneficial ownership of 15% or more of the Voting Power of the Company as represented by the Company's Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Voting Power of the Company as represented by the Company's Common Stock. The Rights will expire on May 18, 2010.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133, as amended by SFAS No. 137 "Deferral of the Effective Date of SFAS No. 133", is effective beginning January 1, 2001. Management evaluated the impact of the statements and their adoption did not materially affect the Company's consolidated financial position, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     As reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000 (the "First Quarter 10-Q"), AnnTaylor Stores Corporation's 2000 Annual Meeting of Stockholders was held on May 18, 2000. The information set forth in Part II, Item 4 of the First Quarter 10-Q with respect to the matters voted upon and approved by the Company's stockholders at the meeting is incorporated herein by this reference.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:
        27    Financial Data Schedule

    (b)     Reports on Form 8-K:

              The  Company  filed a  report  dated  June  21,  2000  with  the
        Commission  on Form 8-K on June 26,  2000,  reporting  that the United
        States Court of Appeals for the Second  Circuit  vacated the dismissal of  the  amended  complaint  in the  purported  class  action  lawsuit against the Company, Ann Taylor,  certain present and former directors and  officers of the  Company  and Ann Taylor and Merrill  Lynch & Co.
        and certain of its  affiliates  (Novak v.  Kasaks,  et al., No. 96 CIV
        3073 (S.D.N.Y. 1996)).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AnnTaylor Stores Corporation

Date:    September 8, 2000                By: /s/ J. Patrick Spainhour
       ---------------------------            ------------------------
                                                  J. Patrick Spainhour
                                                  Chairman and Chief Executive
                                                      Officer

Date:    September 8, 2000                By: /s/ Barry Erdos
       ---------------------------            -----------------------
                                                  Barry Erdos
                                                  Executive Vice President -
                                                   Chief Financial Officer and
                                                      Treasurer