Form 10-Q
period 2000-10-28
TAYLOR ANN STORES CORP
filed 2000-12-11
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10738

ANNTAYLOR STORES CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3499319 (I.R.S. Employer Identification Number)
142 West 57th Street, New York, NY (Address of principal executive offices)	10019 (Zip Code)

(212) 541-3300
(Registrant's telephone number, including area code)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d)  of the Securities Exchange Act of 1934 during the preceding 12  months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  /x/  No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 24, 2000
Common Stock, $.0068 par value	28,790,785

INDEX TO FORM 10-Q

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Quarters and Nine Months Ended October 28, 2000 and October 30, 1999	3
	Condensed Consolidated Balance Sheets at October 28, 2000 and January 29, 2000	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 28, 2000 and October 30, 1999	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 6.	Exhibits and Reports on Form 8-K	16

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ANNTAYLOR STORES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Nine Months Ended October 28, 2000 and October 30, 1999
(unaudited)

	Quarters Ended		Nine Months Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
	(in thousands, except per share amounts)

Net sales	$305,876	$272,289	$889,196	$787,436
Cost of sales	135,438	122,414	426,354	380,319
Gross profit	170,438	149,875	462,842	407,117
Selling, general and administrative expenses	125,162	108,479	365,308	304,063
Amortization of goodwill	2,760	2,760	8,280	8,280

Operating income	42,516	38,636	89,254	94,774
Interest income	448	1,118	1,718	3,236
Interest expense	1,883	1,984	5,509	9,686
Other expense (income), net	(19)	184	---	178
Income before income taxes and extraordinary loss	41,100	37,586	85,463	88,146
Income tax provision	17,223	16,138	36,878	38,570
Income before extraordinary loss	23,877	21,448	48,585	49,576
Extraordinary loss (net of income tax benefit of $641,000)	---	---	---	962

Net income	$23,877	$21,448	$48,585	$48,614
Basic earnings per share of common stock:
Basic earnings per share before extraordinary loss	$0.83	$0.68	$1.69	$1.73
Extraordinary loss per share	---	---	---	0.03
Basic earnings per share	$0.83	$0.68	$1.69	$1.70

Diluted earnings per share of common stock
Diluted earnings per share before extraordinary loss	$0.78	$0.65	$1.61	$1.58
Extraordinary loss per share	---	---	---	0.03
Diluted earnings per share	$0.78	$0.65	$1.61	$1.55

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR STORES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
October 28, 2000 and January 29, 2000
(unaudited)

	October 28, 2000	January 29, 2000

(in thousands)
ASSETS

Current assets
Cash and cash equivalents	$19,229	$35,081
Accounts receivable, net	79,697	67,092
Merchandise inventories	214,919	140,026
Prepaid expenses and other current assets	22,110	29,390
Total current assets	335,955	271,589
Property and equipment, net	211,584	173,639
Goodwill, net	300,379	308,659
Deferred financing costs, net	4,559	5,358
Other assets	8,876	5,872
Total assets	$861,353	$765,117
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$76,407	$56,175
Accrued salaries & bonus	22,618	23,297
Accrued tenancy	9,847	7,800
Gift certificates and merchandise credits redeemable	12,174	15,618
Accrued expenses	39,515	16,031
Current portion of long-term debt	1,375	1,300
Total current liabilities	161,936	120,221

Long-term debt, net	115,779	114,485
Deferred lease costs and other liabilities	16,039	14,789
Commitments and contingencies
Stockholders' equity
Common stock, $.0068 par value; 120,000,000 shares authorized;
31,827,850 and 31,598,423 shares issued, respectively	216	215
Additional paid-in capital	474,527	470,307
Retained earnings	186,315	137,730
Deferred compensation on restricted stock	(3,071)	(2,246)
	657,987	606,006

Treasury stock, 3,028,712 and 3,028,448, shares respectively, at cost	(90,388)	(90,384)
Total stockholders' equity	567,599	515,622
Total liabilities and stockholders' equity	$861,353	$765,117

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR STORES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 28, 2000 and October 30, 1999
(unaudited)

	Nine Months Ended
	October 28, 2000	October 30, 1999

(in thousands)
Operating activities:
Net income	$48,585	$48,614
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	---	1,603
Provision for loss on accounts receivable	852	672
Depreciation and amortization	25,035	22,882
Amortization of goodwill	8,280	8,280
Non-cash interest	3,179	1,982
Amortization of deferred compensation	1,160	1,151
Deferred income taxes	(2,189)	(2,000)
Loss on disposal of property and equipment	1,791	1,217
(Increase)decrease in:
Receivables	(13,457)	(6,867)
Merchandise inventories	(74,893)	(28,586)
Prepaid expenses and other current assets	9,871	(5,036)
Increase (decrease) in:
Accounts payable	20,232	253
Accrued expenses	21,385	(3,734)
Other non-current assets and liabilities, net	(2,095)	1,229
Net cash provided by operating activities	47,736	41,660
Investing activities:
Purchases of property and equipment	(64,810)	(43,755)
Net cash used by investing activities	(64,810)	(43,755)
Financing activities:
Payment of deferred financing costs	(45)	(4,150)
Payments on mortgage	(965)	(897)
Proceeds from issuance of Convertible Debentures	---	110,000
Redemption of 8¾% Notes	---	(101,375)
Redemption of Company Obligated Mandatorily Redeemable Convertible Preferred Securities	---	(100)
Issuance of common stock, net	2,232	8,869
Repurchase of common stock	---	(26,816)
Net cash provided by (used by)financing activities	1,222	(14,469)
Net decrease in cash	(15,852)	(16,564)
Cash, beginning of period	35,081	67,031
Cash, end of period	$19,229	$50,467
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,563	$6,804
Cash paid during the period for income taxes	$28,968	$34,334

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

           Detailed footnote information is not included for the quarters ended October 28, 2000 and October 30, 1999. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 1999 Annual Report to Stockholders.

2.      Net Income per Share

           Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock that are issuable by the Company upon the conversion of all outstanding warrants, stock options, and convertible securities. Basic and diluted earnings per share calculations follow:

[Tables on next page]

ANNTAYLOR STORES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Net Income per Share (continued)

	Quarters Ended
	October 28, 2000			October 30, 1999
	(in thousands, except per share amounts)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share
Income available to common stockholders	$23,877	28,791	$0.83	$21,448	31,408	$0.68
Effect of Dilutive Securities
Stock options	--	367		---	270
Convertible Debentures	671	2,404		626	2,404
Diluted Earnings per Share
Income available to common stockholders	$24,548	31,562	$0.78	$22,074	34,082	$0.65

	Nine Months Ended
	October 28, 2000			October 30, 1999
	(in thousands, except per share amounts)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share
Income available to common stockholders before extraordinary loss	$48,585	28,754	$1.69	$49,576	28,617	$1.73
Effect of Dilutive Securities
Warrants	---	---		---	1
Stock options	---	242		---	292
Preferred Securities	---	---		1,297	2,776
Convertible Debentures	1,984	2,404		911	1,165
Diluted Earnings per Share
Income available to common stockholders before extraordinary loss	$50,569	31,400	$1.61	$51,784	32,851	$1.58

ANNTAYLOR STORES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.       Long-Term Debt

              The following summarizes long-term debt outstanding at October 28, 2000:

                                                                                             (in thousands)

Mortgage	$2,985
Convertible Debentures, net	114,169
Total debt	117,154
Less current portion	1,375
Total long-term debt	$115,779

4.       Enterprise-wide Operating Information

              The Company, through its subsidiaries, is a specialty retailer of women's apparel, shoes, and accessories. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated into one reportable segment. The Company believes that the customer base for its stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
	Quarters Ended		Nine Months Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
Number of Stores:
Open at beginning of period	430	387	405	365
Opened during period	37	17	67	44
Expanded during period*	1	5	3	7
Closed during period	---	2	5	7
Open at end of period	467	402	467	402
Type of Stores Open at End of Period:
Ann Taylor stores			331	318
Ann Taylor Factory Stores			13	11
Ann Taylor Loft stores			123	73

* Expanded stores are excluded from comparable store sales for the first year following expansion.

Quarter Ended October 28, 2000 Compared to Quarter Ended October 30, 1999

              The Company's net sales in the third quarter of 2000 increased to $305,876,000 from $272,289,000 in the third quarter of 1999, an increase of $33,587,000 or 12.3%. The increase is attributable to the opening of new stores, expansion of certain existing stores and an increase in comparable store sales of 0.2%.

              Gross profit as a percentage of net sales increased to 55.7% in the third quarter of 2000 from 55.0% in the third quarter of 1999. This increase in gross margin reflects ongoing efficiencies achieved in the Company's sourcing, merchandising and inventory management processes, which resulted in higher initial mark-ups and higher gross margins attained on full price sales. These benefits were partially offset by a higher markdown rate on goods that were sold below full price, and the sale of a greater amount of goods below full price as a percentage of total sales, compared to the third quarter of 1999.

              Selling, general and administrative expenses represented 40.9% of net sales in the third quarter of 2000, compared to 39.8% of net sales in the third quarter of 1999. Selling, general and administrative expenses in the third quarter of 2000 included approximately $2,400,000 of expenses relating to the development of the Company's Internet e-commerce web site (an Online Store), and also reflected increases in tenancy expenses and Ann Taylor Loft store operations expenses as a percentage of net sales, compared to the third quarter of 1999.

              As a result of the foregoing, the Company had operating income of $42,516,000, or 13.9% of net sales, in the third quarter of 2000, compared to operating income of $38,636,000, or 14.2% of net sales, in the third quarter of 1999. Amortization of goodwill was $2,760,000 in both the third quarter of 2000 and the third quarter of 1999. Operating income, without giving effect to goodwill amortization in either year, was $45,276,000, or 14.8% of net sales, in the third quarter of 2000 and $41,396,000, or 15.2% of net sales, in the third quarter of 1999.

              Interest income was $448,000 in the third quarter of 2000 compared to $1,118,000 in the third quarter of 1999. The decrease was primarily attributable to lower cash on hand as a result of the Company's use of cash to repurchase shares of its common stock during the third and fourth quarters of Fiscal 1999.

              Interest expense was $1,883,000 in the third quarter of 2000 and $1,984,000 in the third quarter of 1999.

              The income tax provision was $17,223,000, or 41.9% of income before income taxes, in the third quarter of 2000, compared to $16,138,000, or 42.9% of income before income taxes, in the third quarter of 1999. The effective income tax rate for both periods was higher than the statutory rate primarily as a result of non-deductible goodwill amortization.

              As a result of the foregoing factors, the Company had net income of $23,877,000, or 7.8% of net sales, for the third quarter of 2000, compared to net income of $21,448,000, or 7.9% of net sales, for the third quarter of 1999.

              AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.

Nine Months ended October 28, 2000 Compared to Nine Months ended October 30, 1999

              The Company's net sales in the first nine months of 2000 increased to $889,196,000 from $787,436,000 in the first nine months of 1999, an increase of $101,760,000, or 12.9%. The increase is attributable to the opening of new stores, the expansion of existing stores and an increase in comparable store sales of 1.0%.

              Gross profit as a percentage of net sales increased to 52.0% in the first nine months of 2000 from 51.7% in the first nine months of 1999.

              Selling, general and administrative expenses, excluding certain nonrecurring expenses described below, were 40.1% of net sales in the first nine months of 2000, compared to 38.6% of net sales in the first nine months of 1999. Selling, general and administrative expenses for the first nine months of 2000 included approximately $5,700,000 of expenses relating to the development of the Company's Online Store. Selling, general and administrative expenses as a percentage of net sales also reflected increases in tenancy expenses, and increases in Ann Taylor Loft store operations expenses, offset in part by leverage achieved on certain other expenses as a result of increased sales. The Company incurred a pre-tax nonrecurring charge of approximately $8,500,000 during the first quarter of fiscal 2000, in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value.

              As a result of the foregoing, the Company had operating income, after taking into account the nonrecurring charge, of $89,254,000, or 10.0% of net sales, in the first nine months of 2000, compared to operating income of $94,774,000, or 12.0% of net sales, in the first nine months of 1999. Amortization of goodwill was $8,280,000 in each of the first nine months of 2000 and 1999. Operating income, without giving effect to goodwill amortization, was $97,534,000, or 11.0% of net sales, in the 2000 period and $103,054,000, or 13.1% of net sales, in the 1999 period.

              Interest income was $1,718,000 in the first nine months of 2000 compared to $3,236,000 in the first nine months of Fiscal 1999. The decrease was primarily attributable to lower cash on hand as a result of the Company's use of cash to repurchase shares of its common stock during the third and fourth quarters of Fiscal 1999.

              Interest expense was $5,509,000 in the first nine months of 2000 and $9,686,000 in the first nine months of 1999. The decrease in interest expense is attributable to the net reduction in the Company's outstanding long term debt and other obligations and a decrease in the interest rate borne by the Company's remaining outstanding long term debt. During the second quarter of 1999, AnnTaylor Finance Trust redeemed its preferred securities, and AnnTaylor, Inc. redeemed its 8-3/4% Notes. These redemptions were completed using, in part, the proceeds from the issuance by the Company, also during the second quarter of 1999, of its Convertible Debentures, which bear interest at a rate of 3.75% per annum.

              The income tax provision was $36,878,000, or 43.2% of income before income taxes, in the 2000 period, compared to $38,570,000, or 43.8% of income before income taxes and extraordinary loss in the 1999 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

              The redemption of the outstanding 8-3/4% Notes in the second quarter of Fiscal 1999 resulted in an extraordinary charge to earnings in the first nine months of Fiscal 1999 of  $962,000, net of income tax benefit, or $0.03 per share on a diluted basis.

              As a result of the foregoing factors, the Company had net income of $48,585,000, or 5.5% of net sales, for the first nine months of 2000, compared to net income of  $48,614,000, or 6.2% of net sales, for the first nine months of 1999.

Financial Condition

              For the first nine months of 2000, net cash provided by operating activities totaled $47,736,000, primarily as a result of earnings, non-cash charges, and increases in accounts payable and accrued liabilities, partially offset by increases in merchandise inventories and accounts receivable. Cash used for investing activities during the first nine months of 2000 amounted to $64,810,000, for the purchase of property and equipment. Cash provided by financing activities during the first nine months of 2000 amounted to $1,222,000, primarily as a result of the issuance of Company common stock pursuant to employee benefits plans, offset in part by payments on the mortgage on the Company's distribution center.

              Merchandise inventories were $214,919,000 at October 28, 2000, compared to inventories of $140,026,000 at January 29, 2000. Merchandise inventories at October 28, 2000 and January 29, 2000 included approximately $20,960,000 and $22,959,000, respectively, of inventory associated with the Company's sourcing division, which is primarily finished goods in transit from factories. The increase in inventories resulted principally from inventory to support 67 new stores opened since the beginning of the year and increased inventory in anticipation of fourth quarter selling. The increase also reflects lower sales than originally anticipated during the third quarter, as well as an increase in inventories in preparation for the launch of the Company's Online Store, and to support 14 new store openings planned for the fourth quarter of 2000.

              At October 28, 2000, there were no borrowings outstanding under AnnTaylor's $125,000,000 senior secured revolving credit facility (the "Credit Facility"). Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified rates against certain eligible assets.

              For Fiscal 2000, the Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, and the investment in information systems, are expected to total approximately $83,000,000. For the nine months ended October 28, 2000, capital expenditures of $64,810,000 were incurred. During the first nine months of fiscal 2000, the Company opened 15 new Ann Taylor stores and 52 Ann Taylor Loft stores, including 2 locations that were converted from Ann Taylor stores. In addition, the Company completed the expansion of 3 Ann Taylor stores. The Company expects to open a total of 18 new Ann Taylor stores and 63 Ann Taylor Loft stores

(including 2 Ann Taylor stores being converted to Ann Taylor Loft stores), and to expand or relocate a total of 4 Ann Taylor stores in Fiscal 2000.

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

              In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", effective in the fourth quarter of fiscal year 2000. SAB 101 sets forth the basic principles of revenue recognition and does not supersede any existing authoritative literature. Management does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

Statement Regarding Forward Looking Disclosures

              Sections of this Quarterly Report on Form 10-Q, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to predict accurately customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the upper-moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company's Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; or an adverse outcome of the litigation referred to in Note 5 to the Consolidated Financial Statements of the Company as of January 29, 2000, that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Securities and Exchange Commission on April 18, 2000, the Company, Ann Taylor, certain current and former officers and directors of the Company and Ann Taylor, and Merrill Lynch & Co. ("Merrill Lynch") and certain of its affiliates, are defendants in a purported class action lawsuit, originally filed on April 26, 1996, by certain alleged stockholders of the Company in the United States District Court for the Southern District of New York. (Novak v. Kasaks, et al., No. 96 CIV 3073 (S.D.N.Y. 1996)). On November 9, 1998, the District Court issued an order granting the defendants' motion to dismiss with prejudice the amended complaint in this action, which was filed in April 1998, for its failure to plead fraud with particularity. On June 21, 2000, the United States Court of Appeals for the Second Circuit vacated the dismissal of the amended complaint. The amended complaint relates to the period from February 3, 1994 through May 4, 1995 and asserts causes of action under Section 10(b) and Section 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Court of Appeals held that the allegations of the amended complaint are sufficient to satisfy the standard for pleading intent under the federal securities laws, but expressed no view as to whether the allegations are sufficiently particularized. The Court of Appeals remanded the case to the District Court with instructions to allow plaintiffs to replead their complaint, and to reconsider whether plaintiffs' allegations are pled with sufficient particularity to satisfy the pleading standards of the Private Securities Litigation Reform Act of 1995. The decision of the Court of Appeals applies only to plaintiffs' claims against the Company, Ann Taylor and their former directors and officers. Merrill Lynch and its affiliates entered into a settlement with the plaintiffs, and plaintiffs withdrew their appeal of the dismissal of the amended complaint with respect to those defendants.

              On or about September 19, 2000, the Company, Ann Taylor and their former directors and officers filed a petition for a writ of certiorari in the United States Supreme Court seeking review and reversal of the decision of the Court of Appeals. This petition was denied on or about November 27, 2000.

              Following the decision of the Court of Appeals, plaintiffs elected not to replead their amended complaint. On or about September 29, 2000, the Company, Ann Taylor and their former directors and officers again moved to dismiss the amended complaint, arguing that it fails to plead fraud with sufficient particularity under the standards set forth by the Court of Appeals in its June 21, 2000 decision. The motion has been fully briefed and is pending before the District Court.

              The Company continues to believe that the allegations in the amended complaint are without merit, and intends to continue to defend this action vigorously.

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

AnnTaylor Stores Corporation

Dated: December 11, 2000		By: /s/ J. Patrick Spainhour

J. Patrick Spainhour Chairman and Chief Executive Officer

Dated: December 11, 2000	:	By: /s/ Barry Erdos

Barry Erdos Executive Vice President - Chief Financial Officer and Treasurer