Form 10-K
period 2001-02-03
TAYLOR ANN STORES CORP
filed 2001-04-05
CIK 874214

---------------------------------------------------------------------
     ---------------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.


            For the fiscal year ended February 3, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                          Commission File No. 1-107384

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

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 28, 2001 was $744,913,993.

      The number of shares of the registrant's common stock outstanding as of March 2, 2001 was 28,888,161.

               Documents Incorporated by Reference:


      Portions of the Registrant's Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be held on May 3, 2001 are incorporated by reference into Part III.


     ---------------------------------------------------------------------
     ---------------------------------------------------------------------


================================================================================

                                  PART I
                                  ------

ITEM 1.  BUSINESS
----------------

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

      As of February 3, 2001, the Company operated 478 retail stores in 42 states, the District of Columbia and Puerto Rico under the names Ann Taylor, Ann Taylor Loft and Ann Taylor Factory Store. The Company's 332 Ann Taylor stores compete in the "better"-priced market. These stores represent the Company's core merchandise line. Approximately three-quarters of these stores are located in regional malls and upscale specialty retail centers, with the balance located in downtown and village locations. The Company believes that the customer base for its Ann Taylor stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

      As of February 3, 2001, the Company operated 133 Ann Taylor Loft stores. Ann Taylor Loft stores compete in the "upper-moderate"-priced market. Ann Taylor Loft is designed for women with a more relaxed lifestyle, who appreciate the Ann Taylor style but are more price sensitive. Merchandise is created uniquely for these stores and is sold under the Ann Taylor Loft label. The first Ann Taylor Loft stores opened by the Company were located in factory outlet centers, including some Ann Taylor Factory Stores that, in 1996, were converted to Loft stores after the introduction of the Loft concept. In 1998, the Company began opening Ann Taylor Loft stores outside the factory outlet environment, in regional malls, strip shopping centers and urban and village street locations. At February 3, 2001, 105 Ann Taylor Loft stores were located in these venues. Management believes that Ann Taylor Loft represents a significant opportunity for the Company to compete in the upper-moderate-priced women's apparel market. See "Stores and Expansion", "Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward Looking Disclosures" below.

      At February 3, 2001, the Company also operated 13 Ann Taylor Factory stores in factory outlet centers. These stores serve primarily as a clearance vehicle for merchandise from Ann Taylor stores. In Fall 2000, the Company also introduced a limited assortment of current season styles created uniquely for these stores and sold under the Ann Taylor Factory store label.

      From time to time, the Company introduces new product categories to its merchandise assortment. The Company believes that product extensions support the Company's total wardrobing strategy and provide existing and new customers with additional reasons to shop at the Company's stores. Product extensions introduced over the last several years include petite sizes in the Company's apparel offerings, and fragrance and personal care products in both Ann Taylor and Ann Taylor Loft stores. In Fall of 2000, the Company began test marketing its own line of color cosmetics in a select group of 57 Ann Taylor stores.


      In November 2000, the Company launched anntaylor.com, an Online Store making Ann Taylor merchandise available for direct retail sale to customers over the Internet. The Online Store was designed as an extension of the in-store experience and offers a wide selection of each season's Ann Taylor stores' collection. The Company believes that the Online Store further builds the Ann Taylor brand and enhances the Company's relationships with customers, as well as creates the opportunity for sales to new and existing customers.
================================================================================

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

      The Company's production management and quality assurance departments establish the technical specifications for all Company merchandise, inspect factories in which the merchandise is produced, including periodic in-line inspections while goods are in production to identify potential problems prior to shipment, and, upon receipt, inspect merchandise on a test basis for uniformity of size and color, as well as for conformity with specifications and overall quality of manufacturing.

      The Company sources merchandise from approximately 232 manufacturers and vendors, none of which accounted for more than 5% of the Company's merchandise purchases in Fiscal 2000. The Company's merchandise is manufactured in over 22 countries, with approximately 33% of the Company's merchandise manufactured in China, 17% in Korea, 11% in the Philippines and 10% in Hong Kong. Any event causing a sudden disruption of manufacturing or imports from China, Korea, the Philippines or Hong Kong, including the imposition of additional import restrictions, could have a material adverse effect on the Company's operations. Substantially all of the Company's foreign purchases are negotiated and paid for in U.S. dollars.

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

================================================================================

      Merchandise typically is sold at its original marked price for several weeks, with the length of time varying by item. The Company reviews its inventory levels on an on-going basis in order to identify slow-moving merchandise styles and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear this merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of design, seasonal adaptation or changes in customer preference, or if it is determined that the inventory will not sell at its currently marked price. Marked-down items remaining unsold are moved periodically to the Company's factory outlet stores, where additional markdowns may be taken.

      In Fiscal 2000, inventory turned 4.9 times compared to 4.8 times in Fiscal 1999 and 5.0 times in Fiscal 1998. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and the end of the period, excluding inventory associated with the Company's sourcing division. Sourcing division inventory consists principally of finished goods in transit from factories.

      In Spring 2000, the Company implemented a new comprehensive merchandising information system to provide improved systems support for the Company's merchandising functions. This new system serves as the Company's central source of information regarding merchandise items, inventory management, purchasing, replenishment, receiving and distribution.

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

      As of February 3, 2001, the Company operated 478 stores throughout the United States, the District of Columbia and Puerto Rico, of which 332 were Ann Taylor stores, 133 were Ann Taylor Loft stores, and 13 were Ann Taylor Factory Stores.

      The average Ann Taylor store is approximately 5,000 square feet in size. The Company also has three flagship Ann Taylor stores in New York City, San Francisco and Chicago, which represent the fullest assortment of Ann Taylor merchandise. In Fiscal 2000, the Company opened 18 Ann Taylor stores that averaged approximately 4,500 square feet. In Fiscal 2001, the Company plans to open approximately 20 Ann Taylor stores, which are expected to average approximately 4,500 square feet.

================================================================================

      Ann Taylor Loft stores that are located in factory outlet centers average approximately 9,000 square feet. Ann Taylor Loft stores that are located in regional malls, strip shopping centers and urban and village street locations average approximately 6,000 square feet. In Fiscal 2000, the Company opened 63 Ann Taylor Loft stores that averaged approximately 6,000 square feet. In Fiscal 2001, the Company expects to open approximately 70 Ann Taylor Loft stores, primarily in regional malls, shopping centers and street locations. These stores are also expected to average approximately 6,000 square feet.


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


               Total                            No.       No.
               Stores       No. Stores        Stores     Stores
              Open at      Opened During      Expanded   Closed                 No. Stores
              Beginning     Fiscal Year       During     During         Open at End of Fiscal Year
              of Fiscal  ----------------     Fiscal     Fiscal    --------------------------------------
Fiscal Year     Year      ATS  ATFS   ATL     Year(a)    Year(a)     ATS  ATFS(b)   ATL(b) ATA(c)   Total
-----------     ----     ----  ----   ---     ------     ------     ----  ------    -----  -----   ------
1996 .......     306        9     1     1          7          8      259      14       27      9      309
1997 .......     309       27    --    --          9         12      283      14       27     --      324
1998 .......     324       26    --    19          8          4      306      13       46     --      365
1999 .......     365       18    --    29          8          7      319      11       75     --      405
2000 .......     405       18    --    63          4          8      332      13      133     --      478


------------
(a) All stores expanded and all stores closed were Ann Taylor stores, except that in 2000, two stores closed were ATL stores and one store closed was an ATFS store; in 1998 one store closed was an ATFS store; and in 1997 nine stores closed were ATA stores. In addition, two stores closed in 2000 and four stores closed in 1999 were Ann Taylor stores that were replaced in the same locations with new ATL stores.

(b) In 2000, three Ann Taylor Loft stores that were located in factory outlet malls were converted to AnnTaylor Factory Stores.

(c) All Ann Taylor Studio stores were closed during Fiscal 1997.


      The Company believes that its existing store base is a significant strategic asset of its business. Ann Taylor stores are located in some of the most productive retail centers in the United States. In addition, the Company believes that it is among the tenants most highly desired by real estate developers because of its strong Ann Taylor brand franchise and its high average sales per square foot productivity ($496 per square foot in Fiscal 2000) relative to other specialty apparel retailers.

      The Company has invested approximately $137 million in its store base since the beginning of Fiscal 1996; approximately 52% of its stores are either new or have been remodeled, as a result of an expansion or relocation, in the last five years.

      The Company's 2000 real estate expansion plan resulted in an increase in the Company's total store square footage of approximately 415,000 square feet (net of store closings), or 18.2%, from approximately 2,280,000 square feet at the end of fiscal 1999 to approximately 2,695,000 square feet at the end of Fiscal 2000. In Fiscal 2001, the Company intends to increase store square footage by approximately 500,000 square feet, or 18.5%, representing approximately 20 new Ann Taylor stores, the expansion or relocation of approximately 5 existing Ann Taylor stores, and approximately 70 new Ann Taylor Loft stores.

================================================================================

      Capital expenditures for the Company's Fiscal 2000 store expansion program, net of landlord construction allowances, totaled approximately $48.9 million, including expenditures for store refurbishing and store refixturing. The Company expects that capital expenditures for its Fiscal 2001 store expansion program, net of landlord construction allowances, will be approximately $67.4 million, including expenditures for store refurbishing and refixturing.

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


INFORMATION SYSTEMS

      During Fiscal 2000, the Company implemented the core merchandising information system referred to above under "Inventory Control and Merchandise Allocation". In addition, the Company commenced a renovation project at its distribution center, located in Louisville, Kentucky, to optimize physical capacity and decrease the amount of time it takes to get merchandise to the stores. The Company also upgraded the software of the hanging and flat sortation equipment to provide for greater operational stability of the equipment and improved accuracy of product distribution. The integration of the receiving system with the core merchandising system establishes the platform for future receiving enhancements.


CUSTOMER CREDIT

      Customers may pay for merchandise with cash, personal checks, the Ann Taylor credit card, or credit cards issued by third parties. Credit card sales were 80.0% of net sales in Fiscal 2000, 80.5% of net sales in Fiscal 1999 and 80.2% in Fiscal 1998. In Fiscal 2000, 11.7% of net sales were made with the Ann Taylor credit card, and 68.3% were made with third-party credit cards. As of February 3, 2001, the Company's Ann Taylor credit card accounts receivable totaled $50,528,000, net of allowance for doubtful accounts. Accounts written off in Fiscal 2000 were approximately $1,199,000, or 0.1% of net sales.

      The Company has offered customers its proprietary Ann Taylor credit card since 1976. The Company believes that the Ann Taylor credit card enhances customer loyalty while providing the customer with additional credit. However, the percentage of the Company's total sales made with its proprietary credit card has been declining over the past several years. The Company believes the declining penetration of its Ann Taylor credit card as a percentage of sales is attributable to the gain of market share by bank cards throughout the retail industry generally. In addition, the Company's Ann Taylor Loft and Factory Stores historically have experienced a significantly lower penetration of sales with the Ann Taylor card. At February 3, 2001, over 329,000 Ann Taylor credit card accounts had been used during the past 18 months.


BRAND BUILDING AND MARKETING

      The Company believes that its Ann Taylor brand is among its most important assets. The ability of the Company to evolve its brand continuously to appeal to the changing needs and priorities of its target customer base is a key source of competitive advantage. All aspects of brand development, including product design, store merchandising and shopping environments, channels of distribution, and marketing and advertising, are controlled by the Company. The Company continues to invest in the development of its brand through, among other things, client research, advertising, in-store marketing, direct mail marketing and the establishment of an online (internet) presence. The Company also makes investments to enhance the client experience through the opening of new stores, the expansion and remodeling of existing stores, and a focus on client service.

================================================================================

      The Company believes it is strategically important to communicate on a regular basis directly with its current customer base and with potential customers, through national and regional advertising, including outdoor media, as well as through direct mail marketing and in-store presentation. Marketing expenditures as a percentage of sales were 2.5% in Fiscal 2000, 2.4% in Fiscal 1999 and 2.0% in Fiscal 1998.


TRADEMARKS AND SERVICE MARKS

      The "AnnTaylor" trademark, and certain other trademarks and service marks used by the Company, either are registered or have trademark applications pending with the United States Patent and Trademark Office ("USPTO") and with the trademark registries of many foreign countries. The Company's rights in the "AnnTaylor" mark are a significant part of the Company's business, as the Company believes its trademark is well known in the women's retail apparel industry. Accordingly, the Company intends to maintain its "AnnTaylor" mark and related registrations and vigorously protect its trademarks against infringement.

      In 1994 and 1995, the Company initiated trademark registration applications with the USPTO for its "AnnTaylor Loft" trademark in the categories of retail clothing store services and apparel. Registration of the trademark was issued in the retail clothing store services category in 1997. However, the Company's application for a trademark registration in the apparel classification was challenged in the USPTO by a French company, Freche et Fils, which cited its own "Loft Design By . . ." and design trademark in opposition to the AnnTaylor Loft mark. In February 2000, the USPTO granted the Company's motion for summary judgment, dismissing with prejudice Freche et Fils' opposition to the Company's AnnTaylor Loft trademark application, and granting the counterclaim filed by the Company to cancel Freche et Fils' U.S. registration of its "Loft Design By . .
 ." and design mark. The Company's registration for the "AnnTaylor Loft" trademark in the apparel classification was issued on March 28, 2000.


COMPETITION

      The women's retail apparel industry is highly competitive. The Company's stores compete with certain departments in national or local department stores, and with other specialty store chains, independent retail stores, and catalog and internet businesses that offer similar categories of merchandise. The Company believes that its focused merchandise selection, exclusive fashions, personalized service and convenience distinguish it from other apparel retailers. Many of the Company's competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company and there is no assurance that the Company will be able to compete successfully with them in the future. In addition, the Company has only limited experience in the "upper-moderate" priced category, and existing competitors may have significantly greater brand recognition among this customer segment than the Company. Further, certain of the Company's competitors have established presence on and greater experience with the Internet.


EMPLOYEES

      As of February 3, 2001, the Company had approximately 9,000 employees, of whom 2,100 were full-time salaried employees, 2,300 were full-time hourly employees and 4,600 were part-time hourly employees working less than 30 hours per week. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is good.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

    Sections of this Annual Report on Form 10-K contain various forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward-looking statements as a result of, among other

================================================================================
things, failure by the Company to predict accurately customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the upper-moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in our Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; or an adverse outcome of the litigation referred to in Note 5 to the Consolidated Financial Statements of the Company as of February 3, 2001 that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward Looking Disclosures".



ITEM 2. PROPERTIES

      As of February 3, 2001, the Company operated 478 stores, all of which were leased. The store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods, and grant the Company the right to extend the term for one or two additional five-year periods. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. Most of the leases also require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of the Company's leases, including renewal options, expire as follows:

                FISCAL YEARS LEASE           NUMBER OF
                   TERMS EXPIRE               STORES
                ------------------           ---------
                2001 - 2003....................  35
                2004 - 2006.................... 134
                2007 - 2009.................... 179
                2010 and later................. 130


      Ann Taylor leases corporate offices at 142 West 57th Street in New York City, containing approximately 143,000 square feet and approximately 93,000 square feet of office space at 1372 Broadway in New York City. The leases for these premises expire in 2006 and 2010, respectively. The Company also leases office space in New Haven, Connecticut, containing approximately 39,000 square feet. This lease expires in October, 2001.

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


ITEM 3. LEGAL PROCEEDINGS
-------------------------

      On April 26, 1996, certain alleged stockholders of the Company filed a purported class action lawsuit in the United States District Court Southern District of New York, against the Company, the Company's wholly owned subsidiary AnnTaylor, Inc., ("Ann Taylor"), certain officers and directors of the Company and Ann Taylor, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y. 1996)). The complaint alleged causes of action under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, by alleging that the Company and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of the Company's common stock during the period commencing February 3, 1994 through May 4, 1995, due to alleged false and

================================================================================
misleading statements about the Company and Ann Taylor. The complaint sought, among other things, certification as a class action on behalf of all purchasers of common stock during the period commencing February 3, 1994 through May 4, 1995, the awarding of compensatory damages to the plaintiffs and purported members of the class, the awarding of costs, including pre-judgment and post-judgment interest, reasonable attorneys' fees and expert witness fees to the plaintiffs and purported members of the class and equitable and/or injunctive relief. On March 10, 1998, the District Court issued an order granting the defendants' motion to dismiss the complaint. The Court's order granted the plaintiffs leave to amend and re-file the complaint, and the plaintiffs filed an amended complaint on April 9, 1998.

      On November 9, 1998, the District Court issued an order granting the defendants' motion to dismiss the amended complaint with prejudice, for its failure to plead fraud with particularity. On or about December 15, 1998, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, seeking review of the District Court's order. While this appeal was pending, ML&Co., its affiliates and the two directors who previously served on the Company's Board of Directors as representatives of certain affiliates of ML&Co. (the "settling defendants"), reached a settlement with the plaintiffs, which provides, among other things, for the establishment by the settling defendants of a settlement fund in the amount of $3,000,000 plus interest. On or about December 14, 1999, the District Court entered an Order and Final Judgment approving this partial settlement, dismissing the amended complaint with prejudice as to the settling defendants, and barring and enjoining any future claims by, among others, the remaining defendants against the settling defendants for contribution.

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

      The Company and Ann Taylor continue to believe that the allegations in the amended complaint are without merit, and intend to continue to defend this action vigorously. Any liability that may arise from this action cannot be predicted at this time.

      The Company is also a party to routine litigation incident to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

      None.


================================================================================

                                     PART II
                                     -------





ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

      The Company's common stock is listed and traded on the New York Stock Exchange under the symbol ANN. The number of holders of record of common stock at March 2, 2001 was 562. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange during Fiscal 2000 and Fiscal 1999.


                                                  MARKET PRICE
                                                  -------------
                                                  HIGH      LOW
                                                  ----      ---
        Fiscal Year 2000
         Fourth quarter........................$ 39.38   $ 18.25
         Third quarter.........................  44.88     24.75
         Second quarter........................  39.38     19.13
         First quarter.........................  28.63     15.00
        Fiscal Year 1999
         Fourth quarter........................$ 48.25   $ 21.00
         Third quarter.........................  45.50     31.19
         Second quarter........................  53.00     34.50
         First quarter.........................  53.06     32.63


      The Company has never paid cash dividends on the common stock and does not intend to pay cash dividends in the foreseeable future. As a holding company, the Company's ability to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries, including the Company's direct wholly owned subsidiary AnnTaylor, Inc. ("Ann Taylor"). The payment of dividends by Ann Taylor to the Company is subject to certain restrictions under Ann Taylor's Credit Facility described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". The payment of cash dividends on the common stock by the Company is also subject to certain restrictions contained in the Company's guarantee of Ann Taylor's obligations under the Credit Facility. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.



ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

      The following historical consolidated income statement and consolidated balance sheet information has been derived from the audited consolidated financial statements of the Company. The Company's consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 and consolidated balance sheets as of February 3, 2001 and January 29, 2000, as audited by Deloitte & Touche LLP, independent auditors, appear elsewhere in this document. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company included elsewhere in this document. All references to years are to the fiscal year of the Company, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below had 52 weeks, except the fiscal year ended February 3, 2001 which had 53 weeks.

================================================================================

                                                                           Fiscal Years Ended
                                               -------------------------------------------------------------------------
                                                  Feb. 3,         Jan. 29,       Jan. 30,       Jan. 31,        Feb. 1,
                                                   2001            2000            1999           1998           1997
                                                 =========       =========       ========       ========       =========

                                                 (dollars in thousands, except per square foot data and per share data)
Consolidated Income
  Statement Information:
Net sales ..................................    $1,232,776     $ 1,084,519     $  911,939     $  781,028      $  798,117
Cost of sales ..............................       622,036         536,014        455,724        411,756         443,443
                                                 ---------       ---------       --------       --------       ---------
Gross profit ...............................       610,740         548,505        456,215        369,272         354,674
Selling, general and administrative
   expenses.................................       501,460         414,315        350,522        308,780         292,832
Studio shoe stores closing expense (a) .....           ---              --             --            ---           3,600
Employment contract separation expense (b)..           ---              --             --            ---           3,500
Retirement of assets (c)  ..................           ---              --          3,633            ---              --
Amortization of goodwill (d) ...............        11,040          11,040         11,040         11,040          10,086
                                                 ---------       ---------       --------       --------       ---------
Operating income ...........................        98,240         123,150         91,020         49,452          44,656
Interest income ............................         2,473           4,378          2,241          1,157             176
Interest expense (e) .......................         7,315          11,814         20,358         21,146          24,592
Other income ...............................           ---              --             --             --          (1,402)
                                                 ---------       ---------       --------       --------       ---------
Income before income taxes and
extraordinary loss .........................        93,398         115,714         72,903         29,463          21,642
Income tax provision .......................        41,035          50,221         33,579         17,466          12,975
                                                 ---------       ---------       --------       --------       ---------
Income before extraordinary loss ...........        52,363          65,493         39,324         11,997           8,667
Extraordinary loss (f) .....................           ---             962            ---            173             ---
                                                 ---------       ---------       --------       --------       ---------
Net income .................................    $   52,363     $    64,531     $   39,324     $   11,824      $    8,667
                                                 =========       =========       ========       ========       =========
Basic earnings per share before
extraordinary loss..........................    $     1.83     $      2.25     $     1.53     $     0.47      $     0.36
Extraordinary loss per share (f) ...........           ---            0.03            ---           0.01             ---
                                                 ---------       ---------       --------       --------       ---------
Basic earnings per share....................    $     1.83     $      2.22     $     1.53     $     0.46      $     0.36
                                                 =========       =========       ========       ========       =========
Diluted earnings per share before
extraordinary loss..........................    $     1.76     $      2.08     $     1.44     $     0.47      $     0.36
Extraordinary loss per share (f) ...........           ---            0.03            ---           0.01             ---
                                                 ---------       ---------       --------       --------       ---------
Diluted earnings per share .................    $     1.76     $      2.05     $     1.44     $     0.46      $     0.36
                                                 =========       =========       ========       ========       =========
Weighted average shares
  outstanding (in 000s).....................        28,608          29,021         25,715         25,628          23,981
Weighted average shares outstanding,
assuming dilution (in 000s) ................        31,221          32,849         31,006         25,693          24,060

CONSOLIDATED OPERATING INFORMATION:
Percentage increase (decrease) in
  comparable store sales (g)................          (0.5)%           8.4%           7.9%          (5.5)%           1.8%
Net sales per gross square foot (h) ........    $      496     $       502     $      474     $      445      $      476
Number of stores:
Open at beginning of period ................           405             365            324            309             306
Opened during the period ...................            81              47             45             27              11
Expanded during the period .................             4               8              8              9               7
Closed during the period ...................             8               7              4             12               8
Open at the end of the period ..............           478             405            365            324             309
Total store square footage at end of period      2,695,000       2,280,000      2,038,000      1,808,000       1,705,000
Capital expenditures.....  .................    $   83,310     $    53,409     $   45,131     $   22,945      $   16,107
Depreciation and amortization including
goodwill (d)................................    $   46,073     $    41,387     $   39,823     $   38,843      $   36,294
Working capital turnover (i) ...............           7.6x            6.8x           6.3x           6.5x            7.8x
Inventory turnover (j) .....................           4.9x            4.8x           5.0x           5.1x            4.7x

CONSOLIDATED BALANCE SHEET INFORMATION
   (AT END OF PERIOD):
Working capital (k).........................    $  172,767     $   151,368     $  168,708     $  122,181       $ 118,850
Goodwill, net (d) ..........................       297,619         308,659        319,699        330,739         341,779
Total assets ...............................       848,115         765,117        775,417        683,661         688,139
Total debt .................................       117,610         115,785        105,157        106,276         131,192
Preferred securities .......................           ---             ---         96,624         96,391          96,158
Stockholders' equity .......................       574,029         515,622        432,699        384,107         370,582

                                                   (Footnotes on following page)

================================================================================

(Footnotes for preceding page. Unless otherwise noted, all per share information is for diluted earnings per share.)

(a) Relates to the closing of the Company's nine Ann Taylor Studio shoe stores. The charge of $3,600,000 ($2,052,000, or $0.08 per share, net of income tax benefit) in Fiscal 1996 was comprised of $2,500,000 related to the write-off of the net book value of the nine stores and $1,100,000 related to leases and other related costs for these locations.

(b) In connection with the resignation in August 1996 of a former executive, a one-time pre-tax charge of $3,500,000 ($1,958,000, or $0.08 per share, net of related tax benefit) was recorded in Fiscal 1996 relating to the estimated costs of the Company's obligations under the executive's employment contract with the Company.

(c) A charge of $3,633,000 ($2,180,000, or $0.07 per share, net of tax benefit) was recorded in Fiscal 1998 for the retirement of certain assets in connection with the renovation of the Company's corporate offices.

(d) The Company acquired Ann Taylor in a leveraged buyout in 1989. As a result of that transaction, $380,250,000, representing the excess of the allocated purchase price over the fair value of the Company's net assets, was recorded as goodwill and is being amortized on a straight-line basis over 40 years. In addition, as a result of the September 1996 acquisition of the operations that became the Company's sourcing division, the Company recorded goodwill of $38,430,000 that is being amortized on a straight-line basis over 25 years.

(e)  Includes non-cash interest expense of $4,247,000, $3,026,000, $1,290,000,
     $1,419,000, and $1,574,000, in Fiscal 2000, 1999, 1998, 1997, and 1996,
     respectively, from amortization of deferred financing costs and, in Fiscal 1999 and 2000, accretion of original issue discount.

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

(g) Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store. In addition, in a year with 53 weeks, sales in the last week of that year are not included in determining comparable store sales; therefore, comparable store sales for Fiscal 2000 reflect a 52 week period.

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

(j) Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the Company's sourcing division). Effective February 1, 1998, the Company elected to change its method of inventory valuation to the average cost method. The cumulative effect of this accounting change on February 1, 1998 was not material. The effect of this accounting change on Fiscal 1998 net income was an increase of $1,272,000, or $0.04 per share on a diluted basis. It is not possible to determine the effect of the change on income in any previously reported fiscal years as no cost information was available.

(k) Includes current portion of long-term debt of $1,400,000, $1,300,000, $1,206,000, $1,119,000 and $287,000, in Fiscal 2000, 1999, 1998, 1997 and
     1996, respectively.

================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES


      The following table sets forth certain sales and store data for the periods indicated:



                                                        Fiscal Year
                                            ----------------------------------
                                               2000         1999       1998
                                            ---------    ----------  ---------
                                            (53 weeks)   (52 weeks)  (52 weeks)

 Net sales ($000) ....................     $1,232,776    $1,084,519   $ 911,939
 Total net sales increase
   percentage (52 week basis) ........           12.2%         18.9%       16.8%
 Comparable store sales increase
   (decrease) percentage (52 week basis)         (0.5)%         8.4%        7.9%
 Net sales per average square foot ...     $      496    $      502   $     474
 Total store square footage at
   end of period......................      2,695,000     2,280,000   2,038,000
 Number of:
   New stores ........................             81            47          45
   Expanded stores ...................              4             8           8
   Closed stores .....................              8             7           4
 Total stores open at end of period ..            478           405         365

      The Company's net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been moderately higher than in the other quarters. As a result, the Company has not had significant overhead and other costs generally associated with large seasonal variations.


RESULTS OF OPERATIONS

      The following table sets forth income statement data expressed as a percentage of net sales for the periods indicated:

                                                Fiscal Year
                                      ----------------------------
                                       2000       1999        1998
                                       ----       ----        ----

Net sales..........................   100.0%      100.0%     100.0%
Cost of sales......................    50.5        49.4       50.0
                                       ----       -----      -----
    Gross profit...................    49.5        50.6       50.0
Selling, general and
    administrative expenses........    40.7        38.2       38.4
Retirement of assets...............      --          --        0.4
Amortization of goodwill...........     0.9         1.0        1.2
                                        ----       -----      -----

    Operating income...............     7.9        11.4       10.0
Interest income....................     0.2         0.4        0.2
Interest expense...................     0.6         1.1        2.2
                                        ----       -----      -----

Income before income taxes
     and extraordinary loss........     7.5        10.7        8.0
Income tax provision...............     3.3         4.6        3.7
                                        ----       -----      -----
Income before extraordinary loss...     4.2         6.1        4.3
Extraordinary loss.................      --         0.1         --
                                        ----       -----      -----
Net income.........................     4.2%        6.0%       4.3%
                                        ===        ====       ====


================================================================================

FISCAL 2000 COMPARED TO FISCAL 1999

      The Company's net sales increased to $1,232,776,000 over $1,084,519,000 in Fiscal 1999, an increase of $148,257,000, or 13.7%. Comparable store sales for Fiscal 2000 decreased 0.5%, compared to an increase of 8.4% in Fiscal 1999. Total sales for the fifty-two-week period ended January 27, 2001 were up 12.2% to $1,216,808,000, compared to the same period for the fiscal year ended 1999. The sales increase was primarily attributable to the opening of new stores and the expansion of existing stores, partially offset by a net decrease in comparable store sales in 2000. Management believes that the decrease in comparable store sales was the result of customer dissatisfaction with certain of the Company's product offerings and merchandise assortment in the Fall 2000 season.

      Gross profit as a percentage of net sales decreased to 49.5% in 2000 from 50.6% in 1999. This decrease in gross margin reflects a higher markdown rate on goods sold below full price and the sale of a greater amount of goods below full price as a percentage of sales, most significantly in the fourth quarter of 2000, compared to the prior year, offset, in part, by higher gross margins achieved on merchandise that was sold at full price, attained through ongoing efficiencies achieved through continued improvements in the Company's sourcing, merchandising and inventory processes.

      Selling, general and administrative expenses, excluding certain nonrecurring expenses described below, were $490,760,000, or 39.8% of net sales, in 2000, compared to $414,315,000, or 38.2% of net sales, in 1999. Selling, general and administrative expenses for 2000 included approximately $10,300,000 of expenses related to the development of the Company's Online Store which commenced during Fiscal 2000. Selling, general and administrative expenses as a percentage of net sales also reflected increases in tenancy expenses and increases in Ann Taylor Loft store operations expenses, offset by a decrease in the provision for management performance bonus expense. During the first quarter of Fiscal 2000, the Company incurred a pre-tax nonrecurring charge of approximately $8,500,000 in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value. In the fourth quarter of Fiscal 2000, the Company recorded a one-time pre-tax charge of $2,200,000 relating to the estimated costs of the Company's obligations under a former executive's employment contract with the Company, in connection with the executive's resignation in January 2001. After taking these one-time charges into account, selling, general and administrative expenses, as a percentage of sales, were 40.7%.

      Operating income decreased to $98,240,000, or 7.9% of net sales, in 2000, from $123,150,000, or 11.4% of net sales, in 1999. Amortization of goodwill was $11,040,000, or 0.9% of net sales, in 2000, compared to $11,040,000, or 1.0% of net sales, in 1999. Operating income without giving effect to such amortization was $109,280,000, or 8.8% of net sales, in 2000 and $134,190,000, or 12.4% of net sales, in 1999.

      Interest income was $2,473,000 in 2000, compared to $4,378,000 in 1999. The decrease was primarily attributable to decreased cash on hand in 2000 resulting from the execution by the Company, in the second half of 1999, of the securities repurchase program described below under "Liquidity and Capital Resources".

      Interest expense was $7,315,000 in 2000, compared to $11,814,000 in 1999. The decrease in interest expense was primarily attributable to the net reduction in the Company's outstanding long-term debt and other obligations and a decrease in the interest rate borne by the Company's remaining outstanding long-term debt. During the second quarter of 1999, AnnTaylor Finance Trust, the Company's special purpose finance trust, redeemed its 8 1/2% Company Obligated Mandatorily Redeemable Convertible Preferred Securities ("preferred securities"), and AnnTaylor, Inc., a wholly owned subsidiary of the Company ("Ann Taylor"), redeemed its 8 3/4% Subordinated Notes Due 2000 ("8 3/4% Notes"). These redemptions were completed using, in part, the proceeds from the issuance by the Company, also during the second quarter of 1999, of its deep discount Convertible Subordinated Debentures due 2019 ("Convertible Debentures"), which bear interest at a rate of 3.75% per annum. The weighted average interest rate on the Company's outstanding indebtedness at February 3, 2001 was 3.79%.

================================================================================

      The income tax provision was $41,035,000, or 43.9% of income before income taxes in the 2000 period, compared to $50,221,000, or 43.4% of income before income taxes and extraordinary loss in 1999. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

      As a result of the foregoing factors, the Company had net income of $52,363,000, or 4.2% of net sales, for 2000, compared to net income of $64,531,000, or 6.0% of net sales, for 1999.



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

      Gross profit as a percentage of net sales increased to 50.6% in 1999 from 50.0% in 1998. This increase in gross margin reflects a higher initial markup rate, reflecting ongoing improvements achieved by the Company's sourcing division, offset in part by a higher markdown rate on goods that were sold below full price.

      Selling, general and administrative expenses were $414,315,000, or 38.2% of net sales, in 1999, compared to $350,522,000, or 38.4% of net sales, in 1998. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales and improved operating efficiencies. The benefits of this leverage were partially offset by an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand and increased investment in infrastructure, including in the Company's stores organization, to support the planned expansion of the Company's Ann Taylor Loft business.

      Operating income increased to $123,150,000, or 11.4% of net sales, in 1999 from $91,020,000, or 10.0% of net sales, in 1998. Amortization of goodwill was $11,040,000, or 1.0% of net sales, in 1999, compared to $11,040,000, or 1.2% of net sales, in 1998. Operating income without giving effect to such amortization was $134,190,000, or 12.4% of net sales, in 1999 and $102,060,000, or 11.2% of net sales, in 1998.

      Interest income was $4,378,000 in 1999, compared to $2,241,000 in 1998. The increase was primarily attributable to interest income earned on increased cash on hand for the portion of the fiscal year prior to execution by the Company, in the second half of 1999, of the securities repurchase program described below under "Liquidity and Capital Resources".

      Interest expense was $11,814,000 in 1999, compared to $20,358,000 in 1998. The decrease in interest expense was primarily attributable to the redemption during the second quarter of 1999 of the preferred securities and the 8 3/4% Notes described below under "Liquidity and Capital Resources." This reduction in interest expense was offset, in part, by interest expense on the Convertible Debentures issued by the Company during the second quarter of 1999, also described below under "Liquidity and Capital Resources". The weighted average interest rate on the Company's outstanding indebtedness at January 29, 2000 was 3.88%, compared to 8.60% at January 30, 1999.

      The income tax provision was $50,221,000, or 43.4% of income before income taxes and extraordinary loss, in the 1999 period, compared to $33,579,000, or 46.1% of income before income taxes, in 1998. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

================================================================================

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


CHANGES IN FINANCIAL POSITION

      Prepaid expenses and other current assets increased to $53,227,000 at the end of 2000 from $37,796,000 at the end of 1999, an increase of $15,431,000, or 40.8%. This increase was primarily attributable to an increase in construction allowance receivables and deferred income taxes.

      Merchandise inventories increased to $170,631,000 at February 3, 2001 from $140,026,000 at January 29, 2000, an increase of $30,605,000, or 21.9%.
Merchandise inventories at February 3, 2001 and January 29, 2000 included approximately $33,469,000 and $22,959,000, respectively, of inventory associated with the Company's sourcing division, which is principally finished goods in transit from factories. The increase in merchandise inventories is primarily due to inventory purchased to support 81 new stores opened since the beginning of the year. Total store square footage increased to approximately 2,695,000 at February 3, 2001 from approximately 2,280,000 square feet at January 29, 2000. Merchandise inventory on a per-square-foot basis, excluding inventory associated with the Company's sourcing division, was approximately $51 at the end of 2000, compared to $51 at the end of 1999. Inventory turned 4.9 times in 2000, compared to 4.8 times in 1999, excluding inventory associated with the Company's sourcing division. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the sourcing division).


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company's liquidity:

                                                    Fiscal Year
                                         -----------------------------
                                           2000       1999       1998
                                         --------   -------    -------
                                              (dollars in thousands)

Cash provided by operating activities    $ 77,422   $101,782   $ 77,478
Working capital ......................   $172,767   $151,368   $168,708
Current ratio ........................     2.22:1     2.26:1     2.30:1
Debt to equity ratio .................      .20:1      .22:1      .24:1

      Cash provided by operating activities in 2000, as presented on the consolidated statements of cash flows, primarily resulted from earnings, noncash charges and increases in accounts payable and accrued liabilities, partially offset by increases in merchandise inventories and receivables.

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

================================================================================

      Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. The Company did not make any borrowings under the loan provisions of the Credit Facility during Fiscal 2000, and there were no loans outstanding at fiscal year end. The outstanding loan balance is required to be reduced to zero for the thirty-day period commencing January 1 each year. This cleandown period was achieved for January 2001. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at February 3, 2001 was $125,000,000. Commercial and standby letters of credit outstanding under the Credit Facility as of February 3, 2001 were approximately $89,894,000.

      Amounts outstanding under the Credit Facility bear interest at a rate equal to, at Ann Taylor's option, the lead lender's Base Rate or Eurodollar Rate, plus a margin ranging from 0.25% to 1.00%, and from 1.25% to 2.00%, respectively. In addition, Ann Taylor is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.375% to 0.5% per annum. Fees for outstanding commercial and standby letters of credit range from 0.625% to 1.0% and from 1.25% to 2.0%, respectively.

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

      As noted above, the Credit Facility matures in June 2001. The Company is currently negotiating to obtain new financing to succeed the Credit Facility, and anticipates new arrangements will be in place in the Spring of 2001.

      During the second quarter of Fiscal 1999, the Company completed the issuance of an aggregate of $199,072,000 principal amount at maturity of its Convertible Debentures. The Convertible Debentures were sold at an original issue price of $552.56 per $1,000 principal amount at maturity of Debenture. The net proceeds of the sale were applied to the redemption, described below, of the 8 3/4% Notes issued by Ann Taylor. Cash interest is payable on the principal amount at maturity of the Convertible Debentures at the rate of 0.55% per annum. This interest rate and the accrual of original issue discount represent a yield to maturity on the Convertible Debentures of 3.75%. The Convertible Debentures are convertible at the option of the holders thereof initially into 12.078 shares of the Company's common stock per $1,000 principal amount at maturity of Debenture. The Convertible Debentures may be redeemed at the Company's option on or after June 18, 2004. The Company's obligations with respect to the Convertible Debentures are guaranteed on a subordinated basis by Ann Taylor.

      On July 22, 1999, Ann Taylor redeemed all of its outstanding 8 3/4% Notes, at a redemption price of 101.375% of principal amount, plus accrued unpaid interest to the redemption date. The redemption of the 8 3/4% Notes resulted in an extraordinary charge to earnings in the second quarter of Fiscal 1999 and fiscal year 1999 of $962,000, or $0.03 per share on a diluted basis, net of income tax benefit.

      On June 29, 1999, the Company's special purpose financing vehicle, AnnTaylor Finance Trust, redeemed all of the preferred securities. All but $100,000 liquidation amount of the preferred securities was tendered for conversion into an aggregate of 5,116,717 shares of Company common stock prior to the redemption date, at a conversion price of $19.65 per share of common stock, or 2.545 shares of common stock per $50 liquidation amount of the security. The 5,116,717 shares of Company common stock issued represented approximately 16% of the Company's outstanding common stock as of the date of issuance. Holders of preferred securities that were not tendered for conversion received a cash payment equal to 105.95% of the liquidation amount of the preferred securities redeemed, plus accrued distributions.

================================================================================

      Ann Taylor and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage loan balance at February 3, 2001 was $2,650,000.

      The Company's capital expenditures totaled $83,310,000, $53,409,000, and $45,131,000 in Fiscal 2000, 1999 and 1998, respectively. Capital expenditures were primarily attributable to the Company's store expansion, renovation and refurbishment programs, as well as the investment the Company made in certain information systems and the Company's corporate offices. These expenditures also include, in Fiscal 2000, increased capital expenditures related to the Company's Internet e-commerce Web site and related enhancements to the material handling system at the Company's distribution center. The Company expects its total capital expenditure requirements in Fiscal 2001 will be approximately $98,000,000, including capital for new store construction for a planned square footage increase of approximately 500,000 square feet, or 20%, as well as capital to support continued investments in information systems. The actual amount of the Company's capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores. See "Business--Stores and Expansion".

      On September 9, 1999, the Company announced a securities repurchase program authorized by its Board of Directors, pursuant to which the Company was authorized to purchase up to $40,000,000 of the Company's common stock and/or Convertible Debentures, through open market purchases and privately negotiated transactions. In January 2000, the Board of Directors authorized a $50,000,000 increase in the securities repurchase program, bringing the total amount of securities that could have been repurchased under the program to $90,000,000. In the third and fourth quarters of 1999, the Company repurchased an aggregate of 3,012,500 shares of its common stock, for an aggregate repurchase price of $89,900,000 (exclusive of brokerage commissions), pursuant to this program. All of the repurchased shares became treasury shares and may be used for general corporate and other purposes. No Convertible Debentures were purchased.

      Dividends and distributions from Ann Taylor to the Company are restricted by the Credit Facility.

      In order to finance its operations and capital requirements, the Company expects to use internally generated funds, trade credit and funds available to it under the Credit Facility and replacements thereof that are expected to be obtained. The Company believes that cash flow from operations and funds available under the Credit Facility and replacements thereof that are expected to be obtained are sufficient to enable it to meet its ongoing cash needs for its business, as presently conducted, for the foreseeable future.

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

      In 1998, the Financial Accounting Standards Board (the "FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133", which establishes accounting and reporting standards for derivatives, derivative instruments embedded in other contracts and for hedging activities. In 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for certain derivatives, derivative instruments embedded in other contracts and for certain hedging activities. These statements are effective for the Company's Fiscal 2001

================================================================================
financial statements. Management has determined that the adoption of these standards will have no impact on the Company's financial statements.



STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections of this Annual Report on Form 10-K, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward-looking statements as a result of, among other things, failure by the Company to predict accurately customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the upper-moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in our Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; or an adverse outcome of the litigation referred to in Note 5 to the Consolidated Financial Statements of the Company as of February 3, 2001, that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

================================================================================

ITEM 7A.   QUANTITATIVE  AND QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

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

      The Company's outstanding long-term debt as of February 3, 2001 bears interest at fixed rates; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Credit Facility. As of February 3, 2001, the Company has no such amounts outstanding. Future borrowings would be affected by interest rate changes; however, the Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company's financial condition.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company for the years ended February 3, 2001, January 29, 2000 and January 30, 1999 are included as a part of this Report (See Item 14):

      Consolidated Statements of Income for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

      Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000.

      Consolidated Statements of Stockholders' Equity for the fiscal years ended
         February 3, 2001, January 29, 2000 and January 30, 1999.

      Consolidated Statements of Cash Flows for the fiscal years ended February
         3, 2001, January 29, 2000 and January 30, 1999.

      Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.

================================================================================

                                    PART III
                                    --------




ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated herein by reference to the Section entitled "Election of Class I Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the Sections entitled "Compensation of Directors and Related Matters", "Compensation Committee Report on Executive Compensation" and "Executive Compensation" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the Section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the Section entitled "Compensation Committee Report on Executive Compensation--Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

================================================================================

                                 PART IV
                                 -------


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this Annual Report: The following consolidated financial statements of the Company are included on pages 27 through 48 and are filed as part of this Annual Report:

         Independent Auditors' Report; Consolidated Statements of Income for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999; Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000; Consolidated Statements of Stockholders' Equity for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999; Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999; Notes to Consolidated Financial Statements.

   (b)   Reports on Form 8-K
         The Company filed a report dated January 23, 2001 with the Commission on Form 8-K with respect to the resignation of a former executive of the Company.

   (c)   Exhibits
         The exhibits listed below are filed as a part of this Annual Report.

         Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.



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


================================================================================

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

10.2.12  Sublease Agreement, dated as of February 23, 1999, between Societe
           Air France (formerly known as Compagnie Nationale Air France) and Ann Taylor. Incorporated by reference to Exhibit 10.2.12 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

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

================================================================================

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

10.5.3   Amendment  #3 to the  Employment  Agreement,  dated  March
           10, 2000, between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

10.6     Employment Agreement dated November 25, 1996 between the Company and
           Patricia DeRosa. Incorporated by reference to Exhibit 10.3 to Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.6.1   Amendment #1 to the Employment Agreement, dated as of February 16,
           2000, between the Company and Patricia DeRosa. Incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K of the Company filed on April 18, 2000. Confidential treatment has been granted with respect to certain portions of this exhibit.

10.6.2   Separation  Agreement,  dated as of  January  15,  2001,
           between the Company and Patricia DeRosa.

10.7     The AnnTaylor Stores Corporation 1992 Stock Option and Restricted
           Stock and Unit Award Plan, Amended and Restated as of February 23, 1994. Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

10.7.1   Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992
           Stock Option and Restricted Stock and Unit Award Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit
           10.15.1 to the Form 10-Q of the Company for the Quarter Ended August 2, 1997 filed on September 12, 1997.

10.7.2   Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992
           Stock Option and Restricted Stock and Unit Award Plan dated as of January 16, 1998. Incorporated by reference to Exhibit 10 of Form 8-K of the Company filed on March 12, 1998.

10.7.3   Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992
           Stock Option and Restricted Stock and Unit Award Plan dated as of May 2, 1998. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of the Company for the Quarter ended April 2, 1998 filed on June 16, 1998.

10.7.4   Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992
           Stock Option and Restricted Stock and Unit Award Plan dated as of March 10, 2000. Incorporated by reference to Exhibit 10.8.4 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

10.8     AnnTaylor Stores Corporation Amended and Restated Management
           Performance Compensation Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.16 to the Form 10-Q of the Company for the Quarter Ended August 2, 1997 filed on September 12, 1997.

10.8.1   Amendment to the AnnTaylor Stores Corporation Amended and Restated
           Management Performance Compensation Plan dated as of March 12, 1998. Incorporated by reference to Exhibit 10.17.1 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.
================================================================================

 EXHIBIT NUMBER
 --------------

10.8.2   Amendment to the AnnTaylor Stores Corporation Amended and Restated
           Management Performance Compensation Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.9.2 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

10.9     AnnTaylor  Stores   Corporation   Deferred   Compensation
           Plan. Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

10.9.1   Amendment to the AnnTaylor Stores Corporation Deferred Compensation
           Plan as approved by the Board of Directors on August 11, 1995. Incorporated by reference to Exhibit 10.33.1 to the Form 10-Q of the Company for the Quarter Ended July 29, 1995 filed on September 11, 1995.

10.10    Mortgage, Assignment of Rents and Leases, Security Agreement
           and Fixture Financing Statement dated November 20, 1995, between AnnTaylor Distribution Services, Inc., as Mortgagor, and General Electric Capital Assurance Company, as Mortgagee. Incorporated by reference to Exhibit 10.34 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

10.11    Promissory Note dated November 20, 1995 from Ann Taylor and AnnTaylor
           Distribution Services, Inc., collectively as Borrower, to General Electric Capital Assurance Company, as Lender. Incorporated by reference to Exhibit 10.35 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

10.12   Commitment Letter dated as of May 7, 1998 among Ann Taylor, Bank of
           America National Trust and Savings Association, BancAmerica Robertson Stephens, Citicorp USA and CoreStates Bank, N.A. Incorporated by reference to Exhibit 10.27 to the Form 10-Q of the Company for the Quarter Ended May 2, 1998 filed on June 16, 1998.

10.13   Credit Agreement, dated as of June 30, 1998 among Ann Taylor, Bank of
           America, Citicorp USA and First Union National Bank, as Co-Agents, the financial institutions from time to time party thereto, BancAmerica Robertson Stephens, as Arranger, and Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.13.1 Trademark Security Agreement, dated as of June 30, 1998, made by Ann
           Taylor in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.1 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.13.2 Guaranty, dated as of June 30, 1998, made by the Company in favor of
           Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.2 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.13.3 Security and Pledge Agreement, dated as of June 30, 1998, made by the
           Company in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.3 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.13.4 Security and Pledge Agreement, dated as of June 30, 1998 made by Ann
           Taylor in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.4 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.13.5 Subsidiary Guaranty, dated as of June 30, 1998 made by AnnTaylor
           Distribution Services in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.5 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

================================================================================

EXHIBIT NUMBER
--------------

10.13.6   First Amendment to the Credit Agreement, dated as of September 7,
           1999, among Ann Taylor, Bank of America, N.A., Citibank, N.A., First Union National Bank and each of the other lenders party to the Credit Agreement, NationsBanc Montgomery Securities LLC, as Arranger and Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.19.6 to the Form 10-Q of the Company for the Quarter Ended July 31, 1999 filed on September 14, 1999.

10.13.7   Second Amendment to the Credit Agreement, dated December 1999, among
           Ann Taylor, Bank of America, N.A., Citibank, N.A., First Union National Bank, and each of the other lenders party to the Credit Agreement, NationsBanc Montgomery Securities LLC, as Arranger and Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.15.7 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

10.14     AnnTaylor Stores Corporation Long-Term Cash Incentive Compensation
           Plan, as approved by stockholders on June 17, 1998. Incorporated by reference to Exhibit A to the Proxy Statement dated May 1, 1998 filed on May 6, 1998.

10.14.1   Amendment to the AnnTaylor Stores Corporation Long-Term Cash
           Incentive Compensation Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

10.15     AnnTaylor Stores Corporation Special Severance Plan, dated as of
           March 10, 2000. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

10.16     The AnnTaylor Stores Corporation 2000 Stock Option and Restricted
           Stock Award Plan. Incorporated by reference to the Registration Statement on Form S-8 of the Company filed on May 31, 2000.

10.17     Employment Agreement, dated as of March 7, 2001, between the
           Company and Barry Erdos.

21        Subsidiaries of the Company.

23        Consent of Deloitte & Touche LLP.


================================================================================

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

Date:  April 5, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Patrick Spainhour      Chairman and Chief Executive    April 5, 2001
---------------------------        Officer and Director       ------------
    J. Patrick Spainhour



/s/ Barry Erdos                Senior Executive Vice           April 5, 2001
---------------------------        President and Chief        ------------
    Barry Erdos                    Operating Officer




/s/ James M. Smith            Senior Vice President and       April 5, 2001
---------------------------        Chief Financial Officer    ------------
    James M. Smith                 and Treasurer




/s/ Gerald S. Armstrong             Director                  April 5, 2001
---------------------------                                   ------------
    Gerald S. Armstrong




/s/ James J. Burke, Jr.             Director                  April 5, 2001
---------------------------                                   ------------
    James J. Burke, Jr.




/s/ Wesley E. Cantrell              Director                  April 5, 2001
---------------------------                                   ------------
    Wesley E. Cantrell




/s/ Robert C. Grayson               Director                  April 5, 2001
---------------------------                                   ------------
    Robert C. Grayson




/s/ Ronald W. Hovsepian             Director                  April 5, 2001
---------------------------                                   ------------
    Ronald W. Hovsepian




/s/ Rochelle B. Lazarus             Director                  April 5, 2001
---------------------------                                   ------------
    Rochelle B. Lazarus




/s/ Hanne M. Merriman               Director                  April 5, 2001
---------------------------                                   ------------
    Hanne M. Merriman


================================================================================

                          ANNTAYLOR STORES CORPORATION
                          ----------------------------
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




                                                                      PAGE NO.
                                                                      --------

Independent Auditors' Report.......................................      28

Consolidated Financial Statements:

  Consolidated Statements of Income for the fiscal
    years ended February 3, 2001, January 29, 2000
    and January 30, 1999...........................................      29

  Consolidated Balance Sheets as of February 3, 2001 and
       January 29, 2000.............................................      30

  Consolidated Statements of Stockholders' Equity for
       the fiscal years ended February 3, 2001,
       January 29, 2000 and January 30, 1999........................      31

  Consolidated Statements of Cash Flows for the fiscal
       years ended February 3, 2001, January 29, 2000
       and January 30, 1999.........................................      32

  Notes to Consolidated Financial Statements........................      33

================================================================================

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at February 3, 2001 and January 29, 2000 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


New York, New York
March 1, 2001

================================================================================

                          ANNTAYLOR STORES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
        For the Fiscal Years Ended February 3, 2001, January 29, 2000 and
                                January 30, 1999









                                                     Fiscal Years Ended
                                            ------------------------------------
                                            February 3,  January 29, January 30,
                                               2001         2000         1999
                                            ----------   ----------   ----------
                                        (in thousands, except per share amounts)

Net sales................................    1,232,776   $1,084,519   $  911,939
Cost of sales ...........................      622,036      536,014      455,724
                                            ----------   ----------   ----------
Gross profit ............................      610,740      548,505      456,215
Selling, general and
  administrative expenses ...............      501,460      414,315      350,522
Retirement of assets ....................         --           --          3,633
Amortization of goodwill ................       11,040       11,040       11,040
                                            ----------   ----------   ----------

Operating income ........................       98,240      123,150       91,020
Interest income .........................        2,473        4,378        2,241
Interest expense ........................        7,315       11,814       20,358
                                            ----------   ----------   ----------

Income before income taxes
   and extraordinary loss ...............       93,398      115,714       72,903
Income tax provision ....................       41,035       50,221       33,579
                                            ----------   ----------   ----------

Income before extraordinary loss ........       52,363       65,493       39,324
Extraordinary loss (net of
  income tax benefit of
  $0, $641,000 and $0,
  respectively) .........................         --            962         --
                                            ----------   ----------   ----------
    Net income ..........................   $   52,363   $   64,531   $   39,324
                                            ==========   ==========   ==========
Basic earnings per share:
    Basic earnings per share before
      extraordinary loss ................   $     1.83   $     2.25   $     1.53
    Extraordinary loss per share ........         --           0.03         --
                                            ----------   ----------   ----------
    Basic earnings per share ............   $     1.83   $     2.22   $     1.53
                                            ==========   ==========   ==========
Diluted earnings per share:
    Diluted earnings per share before
      extraordinary loss ................   $     1.76   $     2.08   $     1.44
    Extraordinary loss per share ........         --           0.03         --
                                            ----------   ----------   ----------
    Diluted earnings per share ..........   $     1.76   $     2.05   $     1.44
                                            ==========   ==========   ==========



    See accompanying notes to consolidated financial statements.

================================================================================

                          ANNTAYLOR STORES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      February 3, 2001 and January 29, 2000






                                                       February 3,   January 29,
                                                           2001         2000
                                                         ---------    ---------
                       ASSETS                                (in thousands)
Current assets
  Cash and cash equivalents ..........................   $  31,962    $  35,081
  Accounts receivable, net ...........................      57,989       58,686
  Merchandise inventories ............................     170,631      140,026
  Prepaid expenses and other current assets...........      53,227       37,796
                                                         ---------    ---------
      Total current assets ...........................     313,809      271,589
Property and equipment, net ..........................     220,032      173,639
Goodwill, net ........................................     297,619      308,659
Deferred financing costs, net ........................       4,281        5,358
Other assets .........................................      12,374        5,872
                                                         ---------    ---------
      Total assets ...................................   $ 848,115    $ 765,117
                                                         =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ...................................   $  65,903    $  56,175
  Accrued salaries and bonus .........................      12,960       23,297
  Accrued tenancy ....................................       9,800        7,800
  Gift certificates and merchandise
    credits redeemable ...............................      20,375       15,618
  Accrued expenses ...................................      30,604       16,031
  Current portion of long-term debt ..................       1,400        1,300
                                                         ---------    ---------
      Total current liabilities ......................     141,042      120,221
Long-term debt, net ..................................     116,210      114,485
Deferred lease costs and other liabilities............      16,834       14,789

Commitments and contingencies

Stockholders' equity

  Common stock, $.0068 par value;
    120,000,000 shares authorized;
    31,834,088 and 31,598,423
    shares issued, respectively ......................         216          215
  Additional paid-in capital .........................     475,393      470,307
  Retained earnings ..................................     190,093      137,730
  Deferred compensation on restricted stock ..........      (1,723)      (2,246)
                                                         ---------    ---------
                                                           663,979      606,006
      Treasury stock, 3,011,519
         and 3,028,448 shares,
         respectively, at cost .......................     (89,950)     (90,384)
                                                         ---------    ---------
      Total stockholders' equity .....................     574,029      515,622
                                                         ---------    ---------
      Total liabilities and stockholders' equity .....   $ 848,115    $ 765,117
                                                         =========    =========

      See accompanying notes to consolidated financial statements.

================================================================================

                          ANNTAYLOR STORES CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        For the Fiscal Years Ended February 3, 2001, January 29, 2000 and
                                January 30, 1999
                                 (in thousands)

                                                             Addi-
                                           Common Stock      tional      Warrants                Restricted   Treasury Stock
                                         ----------------    Paid-in  --------------  Retained   Stock        ---------------
                                         Shares     Amount   Capital  Shares  Amount  Earnings   Awards       Shares  Amount
                                         ------     -----    -------  ------  ------  --------   ------       ------  -------
Balance at January 31, 1998 .......      25,658    $ 174   $350,647        3   $ 46   $ 34,204   $ (737)         13   $   (227)
Net income ........................         ---       --         --       --     --     39,324       --          --        ---
Exercise of stock options and
   related tax benefit ............         373        3      9,061       --     --         --       --           3       (106)
Amortization of discount on
    preferred securities ..........          --       --         --       --     --       (233)      --          --         --
Activity related to common
   stock issued as employee
   incentives .....................           4       --         97       --     --         --      465           1         (19)
                                         ------      ---    -------    -----    ---    -------     ----         ---     -------

Balance at January 30, 1999 .......      26,035      177    359,805        3     46     73,295     (272)         17        (352)
Net income ........................          --       --         --       --     --     64,531       --          --          --
Exercise of stock options and
   related tax benefit ............         352        2     10,039       --     --         --       --           1         (55)
Amortization of discount on
    preferred securities ..........          --       --         --       --     --        (96)      --          --          --
Activity related to common
   stock issued as employee
   incentives .....................          94        1      3,850       --     --         --   (1,974)         --          --
Exercise and expiration of warrants          --       --         28       (3)   (46)        --      ---          (3)         18
Repurchase of common stock ........          --       --         --       --     --         --      ---       3,013     (89,995)
Conversion of preferred
    securities.....................       5,117       35     96,585       --     --         --      ---          --          ---
                                         ------      ---    -------    -----    ---    -------     ----         ---      -------
Balance at January 29, 2000 .......      31,598      215    470,307       --     --    137,730   (2,246)      3,028      (90,384)
Net income ........................          --       --         --       --     --     52,363       --          --           --
Exercise of stock options and
   related tax benefit ............         110        1      2,912       --     --         --       --          --           --
Activity related to common
   stock issued as employee
   incentives .....................          18       --        144       --     --         --      523         (16)         434
Issuance of common stock pursuant
to Associate Discount Stock
Purchase Plan .....................         108       --      2,030       --     --         --       --          --           --
                                         ------      ---    -------    -----    ---    -------     ----       -----      -------
Balance at February 3, 2001 .......      31,834     $216   $475,393       --   $ --   $190,093  $(1,723)      3,012     $(89,950)
                                         ======      ===    =======    =====    ===    =======    =====       =====      =======







        See accompanying notes to consolidated financial statements.

================================================================================

                          ANNTAYLOR STORES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Fiscal Years Ended February 3, 2001, January 29, 2000 and
                                January 30, 1999


                                                                   Fiscal Years Ended
                                                           --------------------------------------
                                                            February 3,  January 29,  January 30,
                                                               2001         2000          1999
                                                            ---------     ---------    ----------
                                                                        (in thousands)
Operating activities:
   Net income ...........................................   $  52,363     $  64,531    $  39,324
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Extraordinary loss ...............................         ---         1,603          ---
       Provision for loss on accounts receivable ........       1,154         1,032        1,476
       Depreciation and amortization ....................      35,033        30,347       28,783
       Amortization of goodwill .........................      11,040        11,040       11,040
       Amortization of deferred compensation ............       1,133         1,877          465
       Non-cash interest ................................       4,247         3,026        1,290
       Deferred income taxes ............................      (3,864)       (3,843)       3,966
       Loss on disposal of property and equipment .......       1,884         1,219        4,175
       Tax benefit from exercise of stock options .......         797         3,483        1,943
       Changes in assets and liabilities:
          Increase in receivables .......................        (457)       (1,154)      (5,813)
          Increase in merchandise inventories ...........     (30,605)       (3,278)     (39,514)
          Increase in prepaid expenses and
                 other current assets ...................     (12,106)       (1,601)     (12,082)
          Decrease (increase) in other non-current assets
                 and liabilities, net ...................      (3,918)        3,131          679
          Increase (decrease) in accounts payable and
                 and accrued liabilities ................      20,721        (9,631)      41,746
                                                            ---------     ---------    ---------
   Net cash provided by operating activities ............      77,422       101,782       77,478
                                                            ---------     ---------    ---------
Investing activities:
   Purchases of property and equipment ..................     (83,310)      (53,409)     (45,131)
                                                            ---------     ---------    ---------
   Net cash used by investing activities ................     (83,310)      (53,409)     (45,131)
                                                            ---------     ---------    ---------
Financing activities:
   Payment of financing costs ...........................         (45)       (4,150)      (2,659)
   Payments of mortgage .................................      (1,300)       (1,206)      (1,119)
   Proceeds from issuance of Convertible Debentures .....         ---       110,000          ---
   Redemption of 8 3/4% Notes ...........................         ---      (101,375)         ---
   Redemption of Company Obligated Mandatorily Redeemable
     Convertible Preferred Securities ...................         ---          (100)         ---
   Issuance of common stock pursuant to Associate
    Discount Stock Purchase Plan ........................       2,030           ---          ---
   Repurchase of common stock ...........................         ---       (89,995)         ---
   Proceeds from exercise of stock options ..............       2,084         6,503        7,093
                                                            ---------     ---------    ---------
   Net cash provided by (used by) financing activities ..       2,769       (80,323)       3,315
                                                            ---------     ---------    ---------
Net increase (decrease) in cash .........................      (3,119)      (31,950)      35,662
Cash, beginning of year .................................      35,081        67,031       31,369
                                                            ---------     ---------    ---------
Cash, end of year .......................................   $  31,962     $  35,081    $  67,031
                                                            =========     =========    =========
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest ...............   $   2,418     $   9,405    $  18,582
                                                            =========     =========    =========
   Cash paid during the year for income taxes ...........   $  43,393     $  51,222    $  33,934
                                                            =========     =========    =========

          See accompanying notes to consolidated financial statements.


================================================================================

                          ANNTAYLOR STORES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold principally under the Ann Taylor brand name. Its principal market consists of the United States. The Company sells its products through traditional retail stores and over the Internet, through its Online Store.


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

      Certain Fiscal 1999 and 1998 amounts have been reclassified to conform to the Fiscal 2000 presentation.


FISCAL YEAR

      The Company follows the standard fiscal year of the retail industry, which is a 52-or-53-week period ending on the Saturday closest to January 31 of the following calendar year. All fiscal years presented include 52 weeks, except the fiscal year ended February 3, 2001 which included 53 weeks.


REVENUE RECOGNITION

      The Company records revenue as merchandise is sold. The Company's policy with respect to gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability.


CASH AND CASH EQUIVALENTS

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

================================================================================

                          ANNTAYLOR STORES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


DEFERRED FINANCING COSTS

      Deferred financing costs are being amortized using the interest method over the term of the related debt. Accumulated amortization at February 3, 2001 and January 29, 2000 was $2,750,000 and $1,628,000, respectively.


FINANCE SERVICE CHARGE INCOME

      Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $8,614,000 for Fiscal 2000, $8,650,000 for Fiscal 1999 and $8,422,000 for Fiscal
1998.


GOODWILL AND OTHER LONG-LIVED ASSETS

      Goodwill relating to the 1989 acquisition of Ann Taylor by the Company is being amortized on a straight-line basis over 40 years. Goodwill relating to the acquisition, in 1996, of the operations comprising the Company's sourcing division, is being amortized on a straight-line basis over 25 years. Accumulated amortization at February 3, 2001 and January 29, 2000 was $120,971,000 and $109,931,000, respectively.

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


ADVERTISING

      Costs associated with the production of advertising, such as printing and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first takes place. Costs of direct mail catalogs and postcards are expensed when the advertising arrives in customers' homes. Advertising costs were $30,900,000, $25,700,000 and $17,800,000 in Fiscal 2000, 1999 and 1998,
respectively.


STOCK-BASED AWARDS

      The Company accounts for stock-based awards using the intrinsic value-based method of accounting, under which no compensation cost is recognized for stock option awards granted at fair market value and employees' purchase rights under the Associate Discount Stock Purchase Plan (see Note 8). Restricted stock awards result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of shareholders' equity and is amortized to operating expenses over the vesting period of the stock award.

================================================================================

                          ANNTAYLOR STORES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires an asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized, and income or expense is recorded, for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company and its domestic subsidiaries file a consolidated Federal income tax return, while the Company's foreign subsidiaries file in their respective local jurisdictions.

SEGMENTS

      The Company has one reportable segment given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution.

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

      In 1998, the Financial Accounting Standards Board (the "FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133", which establishes accounting and reporting standards for derivatives, derivative instruments embedded in other contracts and for hedging activities. In 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for certain derivatives, derivative instruments embedded in other contracts and for certain hedging activities. These statements are effective for the Company's Fiscal 2001 financial statements. Management has determined that the adoption of these standards will have no impact on the Company's financial statements.


2.  LONG-TERM DEBT

      The following table summarizes long-term debt outstanding at February 3, 2001 and January 29, 2000:



                                 February 3, 2001     January 29, 2000
                              --------------------  --------------------
                                         Estimated             Estimated
                              Carrying     Fair     Carrying     Fair
                               Amount      Value     Amount      Value
                              --------   --------   --------   --------
                                             (in thousands)

Mortgage ..................   $  2,650   $  2,650   $  3,950   $  3,950
Convertible Debentures, net    114,960     97,048    111,835     84,606
                              --------   --------   --------   --------
       Total debt .........    117,610     99,698    115,785     88,556
Less current portion ......      1,400      1,400      1,300      1,300
                              --------   --------   --------   --------
       Total long-term debt   $116,210   $ 98,298   $114,485   $ 87,256
                              ========   ========   ========   ========


================================================================================

                          ANNTAYLOR STORES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



2.  LONG-TERM DEBT (CONTINUED)

      In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", the Company determined the estimated fair value of its financial instruments using quoted market information, as available. As judgment is involved, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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

      Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. The Company did not make any borrowings under the loan provisions of the Credit Facility during Fiscal 2000, and there were no loans outstanding at fiscal year end. The outstanding loan balance is required to be reduced to zero for the thirty-day period commencing January 1 each year. This cleandown period was achieved for January 2001. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at February 3, 2001 was $125,000,000. Commercial and standby letters of credit outstanding under the Credit Facility as of February 3, 2001 were approximately $89,894,000.

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

      As noted above, the Credit Facility matures in June 2001. The Company is currently negotiating to obtain new financing to succeed the Credit Facility and anticipates new arrangements will be in place in the Spring of 2001.

      During the second quarter of Fiscal 1999, the Company completed the issuance of an aggregate of $199,072,000 principal amount at maturity of its Convertible Subordinated Debentures due 2019 ("Convertible Debentures"). The Convertible Debentures were sold at an original issue price of $552.56 per $1,000 principal amount at maturity of Debenture. The net proceeds of the sale

================================================================================

                          ANNTAYLOR STORES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




2.  LONG-TERM DEBT (CONTINUED)

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

      On July 22, 1999, Ann Taylor redeemed all of its outstanding 8 3/4% Notes, at a redemption price of 101.375% of principal amount, plus accrued unpaid interest to the redemption date. The redemption of the 8 3/4% Notes resulted in an extraordinary charge to earnings in the second quarter of 1999 and fiscal year of 1999 of $962,000, or $0.03 per share on a diluted basis, net of income tax benefit.

      Ann Taylor and its wholly owned subsidiary AnnTaylor Distribution Services, Inc. are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage loan balance at February 3, 2001 was $2,650,000.


      The aggregate principal payments for the next five years of all long-term obligations at February 3, 2001 are as follows:

        Fiscal Year                              (in thousands)
        -----------
          2001.....................................  $ 1,400
          2002.....................................    1,250
          2003.....................................      ---
          2004.....................................      ---
          2005.....................................      ---
                                                       -----
          Total....................................  $ 2,650
                                                       =====


3.  PREFERRED SECURITIES

      In April and May of Fiscal 1996, the Company completed the sale of an aggregate of $100,625,000 of 8 1/2% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities (the "preferred securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). On June 29, 1999, AnnTaylor Finance Trust redeemed all of the outstanding preferred securities. All but $100,000 of the liquidation amount of the preferred securities was tendered for conversion into an aggregate of 5,116,717 shares of Company common stock prior to the redemption date, at a conversion price of $19.65 per share of common stock, or 2.545 shares of common stock per $50 liquidation amount of the security. Holders of preferred securities that were not tendered for conversion received 105.95% of the liquidation amount of the preferred securities redeemed, plus accrued distributions.

================================================================================

                          ANNTAYLOR STORES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

      A summary of activity in the allowance for doubtful accounts for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 is as follows:

                                                       Fiscal Years Ended
                                                  -----------------------------
                                                  Feb. 3,    Jan. 29,   Jan. 30,
                                                    2001      2000       1999
                                                  -------    -------    -------
                                                         (in thousands)

      Balance at beginning of year ............   $   666    $   820    $   812
      Provision for loss on accounts receivable     1,154      1,032      1,476
      Accounts written off ....................    (1,199)    (1,186)    (1,468)
                                                  -------    -------    -------
      Balance at end of year ..................   $   621    $   666    $   820
                                                  =======    =======    =======



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

      Future minimum lease payments under non-cancelable operating leases at February 3, 2001 are as follows:

      Fiscal Year                        (in thousands)
      -----------

        2001 ..............                 $117,419
        2002 ..............                  118,108
        2003 ..............                  113,145
        2004 ..............                  108,743
        2005 ..............                  100,034
        2006 and thereafter                  353,493
                                            --------
        Total .............                 $910,942
                                            ========

      Rent expense for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 was as follows:

                                                 Fiscal Years Ended
                                             ---------------------------
                                             Feb. 3,   Jan. 29,  Jan. 30,
                                              2001      2000       1999
                                             -------   -------   -------
                                                  (in thousands)

      Minimum rent ........................  $91,482   $73,363   $66,916
      Percentage rent .....................    3,534     3,131     2,414
                                             -------   -------   -------
           Total ..........................  $95,016   $76,494   $69,330
                                             =======   =======   =======

================================================================================

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

      In addition, the Company, Ann Taylor, certain directors and former officers and directors of the Company and Ann Taylor, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. are defendants in a purported class action lawsuit originally filed in April 1996 by certain alleged stockholders, alleging that the Company and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of the Company's common stock during the period from February 3, 1994 through May 4, 1995. On November 9, 1998, the District Court issued an order granting the defendants' motion to dismiss the amended complaint with prejudice for its failure to plead fraud with particularity. On or about December 15, 1998, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, seeking review of the District Court's order. The Court heard oral argument on this appeal on September 15, 1999. ML&Co., its affiliates and the two directors who previously served on the Company's Board of Directors as representatives of certain affiliates of ML&Co. (the "settling defendants") reached a settlement with the plaintiffs, which provides, among other things, for the establishment of a settlement fund in the amount of $3,000,000, plus interest. On or about December 14, 1999, the District Court entered an Order and Final Judgment approving this partial settlement, dismissing the amended complaint with prejudice as to the settling defendants, and barring and enjoining any future claims by, among others, the remaining defendants against the settling defendants for contribution.

      On June 21, 2000, the United States Court of Appeals for the Second Circuit vacated the dismissal of the amended complaint. The Court of Appeals held that the allegations of the amended complaint are sufficient to satisfy the standard for pleading intent under the federal securities laws, but expressed no view as to whether the allegations are sufficiently particularized. Accordingly, the Court of Appeals remanded the case to the District Court with instructions to allow plaintiffs to replead their complaint, and to reconsider whether plaintiffs' allegations are pled with sufficient particularity to satisfy the pleading standards of the Private Securities Litigation Reform Act of 1995. The decision of the Court of Appeals applies only to plaintiffs' claims against the Company, Ann Taylor and their former directors and officers. As a result, any liability that may arise from this action cannot be predicted at this time. ML&Co. and its affiliates entered into a settlement with the plaintiffs, and plaintiffs withdrew their appeal of the dismissal of the amended complaint with respect to those defendants.

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

================================================================================

                          ANNTAYLOR STORES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



6.  NET INCOME PER SHARE

      Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock, that are issuable by the Company upon the conversion of all outstanding warrants, stock options, restricted stock and convertible securities if the effect is dilutive. Basic and diluted earnings per share calculations follow:

                                                              Fiscal Years Ended
                               --------------------------------------------------------------------------------
                                    February 3, 2001          January 29, 2000             January 30, 1999
                               ------------------------   -------------------------   -------------------------
                                                   Per                         Per                         Per
                                                  Share                       Share                       Share
                               Income    Shares   Amount  Income     Shares   Amount  Income     Shares   Amount
                               ------    ------   ------  -------    ------   ------  -------    -------  ------

                                                  (in thousands, except per share amounts)
BASIC EARNINGS PER SHARE
------------------------
Income available
   to common stockholders
   before extraordinary loss   $52,363    28,608   $1.83   $65,493    29,021   $2.25   $39,324    25,715   $1.53
                                                    ====                        ====                        ====
EFFECT OF DILUTIVE
SECURITIES
----------
Warrants ...................       ---       ---               ---         1               ---         3
Stock options and
   restricted stock ........       ---       209               ---       269               ---       166
Preferred securities .......       ---       ---             1,123     2,083             5,189     5,122
Convertible Debentures .....     2,644     2,404             1,570     1,475               ---       ---
                                ------    ------            ------    ------            ------    ------
DILUTED EARNINGS PER SHARE
--------------------------
Income available
   to common stockholders
   before extraordinary loss   $55,007    31,221   $1.76   $68,186    32,849   $2.08   $44,513    31,006   $1.44
                                ======    ======    ====    ======    ======    ====    ======    ======    ====



7.  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                    Fiscal Years Ended
                                          ------------------------------------
                                          February 3, 2001    January 29, 2000
                                          ----------------    ----------------
                                                     (in thousands)

         Land and building...................  $  8,774            $  8,774
         Leasehold improvements..............   132,537             110,573
         Furniture and fixtures..............   213,195             169,521
         Construction in progress............    25,279              23,518
                                                -------             -------
                                                379,785             312,386
         Less accumulated depreciation
            and amortization.................   159,753             138,747
                                                -------             -------
             Net property and equipment......  $220,032            $173,639
                                                =======             =======
================================================================================

                          ANNTAYLOR STORES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8.  OTHER EQUITY AND STOCK OPTION PLANS


COMMON STOCK

      During Fiscal 1999, the number of authorized shares of common stock was increased from 40,000,000 to 120,000,000.


PREFERRED STOCK

      At February 3, 2001, January 29, 2000 and January 30, 1999, there were 2,000,000 shares of preferred stock, par value $0.01, authorized and unissued.


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


ASSOCIATE DISCOUNT STOCK PURCHASE PLAN

      In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the "Stock Purchase Plan") through which participating eligible employees may purchase shares of the Company's common stock semiannually, at a price equal to the lower of 85% of the closing price of the Company's common stock on the grant date or the purchase date of each semiannual stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. During Fiscal 2000, 107,938 shares were issued pursuant to the Stock Purchase Plan at an average price per share of $18.80. No shares of common stock were previously issued pursuant to the Stock Purchase Plan. At February 3, 2001, there were 142,062 shares available for future issuance under this Stock Purchase Plan.


STOCK OPTION PLANS

      In 1989 and 1992, the Company established stock option plans. In 2000, the Company established a stock option and restricted award plan (the "Plan"). Under the Plan, the number of shares of common stock as to which options and restricted stock may be granted from time to time may not exceed 1,000,000, of which no more than 250,000 may be granted as restricted stock. The Plan also includes an acceleration clause by which all options not exercisable by their terms will, upon the occurrence of certain events, become exercisable. At February 3, 2001, 22,547 shares of common stock were reserved for issuance under the 1989 plan, 2,189,246 shares of common stock were reserved for issuance under the 1992 plan and 1,000,000 shares were reserved under the 2000 plan. Under the terms of all plans, the exercise price of any option may not be less than 100% of the fair market value of the common stock on the date of grant.
================================================================================

                          ANNTAYLOR STORES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8.  OTHER EQUITY AND STOCK OPTIONS PLANS (CONTINUED)

      Stock options granted prior to 1994 generally vest over a five year period, with 20% becoming exercisable immediately upon grant of the option and 20% per year for the next four years. Stock options granted since 1994 generally vest either (i) over a four year period, with 25% becoming exercisable on each of the first four anniversaries of the grant, or (ii) in seven or nine years with accelerated vesting upon the achievement of specified earnings or stock price targets within a five-year period. All stock options granted under the 1989 plan, the 1992 plan and the 2000 plan expire ten years from the date of grant. At February 3, 2001, there were no shares under the 1989 plan, 452,187 shares under the 1992 plan and 462,700 shares under the 2000 plan available for future grant.

      The following table summarizes stock option transactions for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999:


                                                         Weighted       Number
                                        Option Prices  Average Price  of Shares
                                       --------------- -------------  ---------

Outstanding Options January 31, 1998   $6.80  - $44.13     $21.20     1,621,092
  Granted ..........................   $14.00 - $36.25      17.52       306,574
  Exercised ........................   $6.80  - $36.25      19.09      (373,544)
  Canceled .........................   $6.80  - $42.50      23.68      (162,224)
                                                                      ---------
Outstanding Options January 30, 1999   $6.80  - $44.13     $20.67     1,391,898
  Granted ..........................   $22.81 - $47.69      43.56       882,500
  Exercised ........................   $6.80  - $42.50      18.65      (351,737)
  Canceled .........................   $11.00 - $44.25      25.41      (123,980)
                                                                      ---------
Outstanding Options January 29, 2000   $11.50 - $47.69     $31.98     1,798,681
  Granted ..........................   $16.88 - $38.63      23.72       870,900
  Exercised ........................   $14.19 - $36.25      19.22      (110,059)
  Canceled .........................   $14.19 - $44.81      26.11      (303,193)
                                                                      ---------
Outstanding Options February 3, 2001   $11.50 - $47.69      $30.21    2,256,329
                                                                      =========


      Options for 631,787, 558,321 and 696,596 shares were exercisable as of February 3, 2001, January 29, 2000 and January 30, 1999, respectively, and had a weighted average exercise price of $24.54, $20.74 and $19.76 per share, respectively.

      The following table summarizes information concerning options outstanding and exercisable at February 3, 2001:

                       Options Outstanding                Options Exercisable
                 ------------------------------------   -----------------------
                              Weighted
                               Average
                              Remaining     Weighted                 Weighted
                              Contractual    Average                  Average
Range of           Number        Life        Exercise      Number     Exercise
Exercise Price   Outstanding    (years)       Price     Exercisable     Price
---------------  ----------   -----------   ---------   -----------   ---------
$11.50 - $19.08     330,254         6.2      $16.04       240,053       $16.29
$19.09 - $23.84     393,767         7.2      $21.49       219,574       $21.15
$23.85 - $28.61     571,968         8.6      $24.24        10,207       $25.28
$28.62 - $42.92     227,840         6.9      $35.32        54,786       $34.87
$42.93 - $47.69     732,500         8.1      $44.32       107,167       $44.53
                  ------------------------------------------------------------
$11.50-$47.69     2,256,329         7.7      $30.21       631,787       $24.54
                  ============================================================

================================================================================

                          ANNTAYLOR STORES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8. OTHER EQUITY AND STOCK OPTIONS PLANS (CONTINUED)

      The Company accounts for the stock options and the employees' purchase rights under the Stock Purchase Plan using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards and shares purchased under the Stock Purchase Plan. Had compensation costs of option awards and employees' purchase rights been determined under a fair value alternative method as stated in SFAS No. 123, "Accounting for Stock-Based Compensation", the Company would have been required to prepare a fair value model for such options and employees' purchase rights, and record such amount in the financial statements as compensation expense. Pro forma net income before extraordinary loss and net income per share before extraordinary loss, on a diluted basis, after taking into account such expense, would have been as follows:


                                          Fiscal Years Ended
                                     ------------------------------

                                     Feb. 3,     Jan. 29,  Jan. 30,
                                       2001        2000      1999
                                     --------    -------   --------
                                (in thousands, except per share amounts)

      Net income:
         As reported.........        $52,363     $64,531    $39,324
         Pro forma...........        $49,964     $63,917    $38,394

      Basic earnings per share:
         As reported.........        $  1.83     $  2.25    $  1.53
         Pro forma...........        $  1.75     $  2.20    $  1.49

      Diluted earnings per share:
         As reported.........        $  1.76     $  2.08    $  1.44
         Pro forma...........        $  1.69     $  2.03    $  1.41


      The fair value of each option grant is estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                              Fiscal Years Ended
                            ----------------------------------------------------
                            February 3, 2001  January 29, 2000  January 30, 1999
                            ----------------  ----------------  ----------------

      Expected volatility....         69.7%            49.1%           59.4%
      Risk-free interest rate          5.9%             4.9%            5.4%
      Expected life (years)..          4.0              4.0             4.0
      Dividend yield.........          ---              ---             ---

      In 1994, the Company's 1992 stock option plan was amended and restated to include restricted stock and unit awards. A unit represents the right to receive the cash value of a share of common stock on the date the restrictions on the unit lapse. The restrictions on grants generally lapse over a four year period from the date of the grant. In the event a grantee terminates employment with the Company, any restricted stock or restricted units remaining subject to restrictions are forfeited. During 1998, 1999 and 2000, certain executives were awarded restricted common stock and, in some cases, restricted units. The resulting unearned compensation expense, based upon the market value on the date of grants, was charged to stockholders' equity and is being amortized over the restricted period.

================================================================================

                          ANNTAYLOR STORES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8.  OTHER EQUITY AND STOCK OPTIONS PLANS (CONTINUED)

STOCKHOLDER RIGHTS PLAN

      On May 18, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan, pursuant to which Rights were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on May 30, 2000. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Voting Power of the Company as represented by the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Voting Power of the Company, as represented by the Company's common stock. The Rights will expire on May 18, 2010.


9.  EXECUTIVE COMPENSATION

      In 1996, J. Patrick Spainhour, the Chairman and Chief Executive Officer of Ann Taylor, was granted 75,000 shares of restricted common stock. The resulting unearned compensation expense of $1,171,875, based upon the market value on the date of the grant, was charged to stockholders' equity and was amortized over the restricted period applicable to these shares. In 1999, Mr. Spainhour was granted an additional 25,000 shares of restricted stock which vested on March 8, 2000, and in 2000, an additional 50,000 shares of restricted stock were awarded. Of these restricted shares, which are performance-vesting, 25,000 restricted shares would have vested on March 8, 2001 but were cancelled on that date because the Company failed to achieve specified earnings goals. The remaining 25,000 restricted shares will vest on March 8, 2002, provided the Company achieves specified earnings goals for Fiscal 2001. Mr. Spainhour's restricted stock awards resulted in unearned compensation expense of $500,000 and $829,688, in Fiscal 2000 and Fiscal 1999, respectively, based on the market value of the common stock on the date of the grants. The unearned compensation expense was charged to stockholders' equity and is being amortized over the restricted period applicable to these shares. In addition to the restricted stock, Mr. Spainhour was awarded a non-qualified stock option award to purchase 250,000 shares of common stock at the current market price, which will be exercisable in March 2002, as well as "super-incentive" non-qualified performance-vesting stock options to purchase 100,000 shares of common stock. The "super-incentive" non-qualified performance vesting stock options will become exercisable upon achievement of various earnings per share targets between March 2000 and March 2002. An additional "super-incentive" nonqualified performance-vesting stock option, which is exercisable in March 2002, to purchase 100,000 shares was granted in Fiscal 2000. Any "super-incentive" options that do not vest by March 2002 will be cancelled on that date. Additionally, as of December 9, 1996, a former executive of the Company received a grant of 30,000 restricted shares of common stock and 20,000 restricted units. The resulting unearned compensation expense of $592,500, based on the market value of the common stock on the date of the grant, was charged to stockholders' equity and was amortized over the restricted period applicable to these shares. In Fiscal 2000, an award for an additional 50,000 restricted shares was granted. The former executive's right to these shares was canceled upon her resignation. In addition, the former executive was awarded "super-incentive" non-qualified performance vesting stock options to purchase 100,000 shares of common stock at the then current market price. These unvested options were cancelled upon the executive's resignation from the Company.


10. EXTRAORDINARY ITEM

      On July 22, 1999, the Company applied the proceeds received from the issuance of its Convertible Debentures to redeem the outstanding 8 3/4% Notes. This resulted in an extraordinary charge to earnings in Fiscal 1999 of $962,000, net of income tax benefit of $641,000.

================================================================================

                          ANNTAYLOR STORES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



11. NONRECURRING CHARGES

      In the fourth quarter of Fiscal 1998, the Company recorded a $3,633,000 non-cash pre-tax charge for the retirement of certain assets. This charge related to the write-off of the net book value of assets relinquished during the renovation of the Company's corporate offices.


12.   INCOME TAXES

      The provision for income taxes for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 consists of the following:

                                                 Fiscal Years Ended
                                         ------------------------------------
                                         February 3, January 29,  January 30,
                                             2001       2000          1999
                                         ----------  -----------   ----------
                                                    (in thousands)
 Federal:
   Current............................     $ 38,082    $ 41,682    $ 21,589
   Deferred ..........................       (3,047)     (3,033)      2,748
                                           --------    --------    --------
       Total federal..................       35,035      38,649      24,337
                                           --------    --------    --------
State and local:
   Current ...........................        6,476      11,856       7,869
   Deferred ..........................         (817)       (809)      1,217
                                           --------    --------    --------
       Total state and local .........        5,659      11,047       9,086
                                           --------    --------    --------
Foreign:
   Current ...........................          471         525         156
   Deferred ..........................         (130)       --          --
                                           --------    --------    --------
       Total foreign..................          341         525         156
                                           --------    --------    --------
   Total..............................     $ 41,035    $ 50,221    $ 33,579
                                           ========    ========    ========

      The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 is as follows:


                                                        Fiscal Years Ended
                                                    ---------------------------
                                                    Feb. 3,  Jan. 29,  Jan. 30,
                                                     2001      2000      1999
                                                    ------- --------   --------

                                              (in thousands, except percentages)

Income before income taxes and
   extraordinary loss............................   $93,398  $115,714   $72,903
                                                     ======   =======    ======
Federal statutory rate...........................        35%       35%       35%
                                                     ======   ======     ======
Provision for income taxes at
   federal statutory rate........................  $ 32,689   $40,500   $25,516
State and local income taxes, net
   of federal income tax benefit.................     4,751     6,278     4,660
Non-deductible amortization of goodwill..........     3,500     3,500     3,500
Earnings of foreign subsidiaries.................        78        79      (188)
Other............................................        17      (136)       91
                                                     ------    ------    ------
Provision for income taxes.......................   $41,035   $50,221   $33,579
                                                     ======    ======    ======
================================================================================

                          ANNTAYLOR STORES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


12.   INCOME TAXES (CONTINUED)

      The tax effects of significant items comprising the Company's deferred tax assets as of February 3, 2001 and January 29, 2000 are as follows:


                                         February 3, 2001    January 29, 2000
                                         ----------------    ----------------
                                                    (in thousands)
    Current:
     Inventory............................      $ 4,375          $ 2,071
     Accrued expenses.....................        3,364            2,306
     Real estate..........................       (2,087)          (2,050)
                                                 ------           ------
    Total current.........................      $ 5,652          $ 2,327
                                                 ======           ======
    Noncurrent:
     Accrued expenses.....................      $   983          $   763
     Depreciation and amortization........       (2,616)          (2,936)
     Rent expense.........................        5,510            5,168
     Other................................          (16)             327
                                                 ------           ------
    Total noncurrent......................      $ 3,861          $ 3,322
                                                 ======           ======


      Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company's financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered permanently reinvested, which at February 3, 2001 amounted to approximately $6,803,000. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $2,137,000.


13.RETIREMENT PLANS

      Savings Plan. Ann Taylor maintains a defined contribution 401(k) savings plan for substantially all full-time employees of Ann Taylor and its subsidiaries. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. Ann Taylor makes a matching contribution of 50% with respect to the first 3% of each participant's annual earnings contributed to the plan. Ann Taylor's contributions to the plan for Fiscal 2000, Fiscal 1999 and Fiscal 1998 were $792,000, $697,000, and $592,000, respectively.

      Pension Plan. Substantially all full-time employees of Ann Taylor and its subsidiaries are covered under a noncontributory defined benefit pension plan. Through December 31, 1997, the pension plan was a "cash balance pension plan", under which each participant accrued a benefit based on compensation and years of service with Ann Taylor. As of January 1, 1998, the plan was amended and the formula to calculate benefits was changed to a career average formula. The new career average formula was used to determine the funding status of the plan beginning in Fiscal 1997. Ann Taylor's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.
================================================================================

                          ANNTAYLOR STORES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 13.RETIREMENT PLANS (CONTINUED)

      The following table provides information for the pension plan at February 3, 2001, January 29, 2000 and January 30, 1999:



                                                    Fiscal Years Ended
                                                -----------------------------

                                                Feb. 3,   Jan. 29,   Jan. 30,
                                                  2001      2000       1999
                                                -------    -------    -------
                                                        (in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year .......   $ 4,954    $ 4,642    $ 3,820
Service cost ................................     1,206      1,129        669
Interest ....................................       442        340        292
Actuarial loss ..............................       912         19        348
Benefits paid ...............................      (732)    (1,176)      (487)
                                                -------    -------    -------
Benefit obligation, end of year .............     6,782      4,954      4,642
                                                -------    -------    -------
Change in plan assets:
Fair value of plan assets, beginning of year      9,489      7,486      5,128
Actual return on plan assets ................       887        763      1,205
Employer contribution .......................      --        2,416      1,640
Benefits paid ...............................      (732)    (1,176)      (487)
                                                -------    -------    -------
Fair value of plan assets, end of year ......     9,644      9,489      7,486
                                                -------    -------    -------
Funded status (fair value of plan assets less
   benefit obligation) ......................     2,862      4,535      2,844
Unrecognized net actuarial gain .............      (763)    (1,621)    (1,675)
Unrecognized prior service cost .............        57         63         69
                                                -------    -------    -------
Prepaid benefit cost ........................   $ 2,156    $ 2,977    $ 1,238
                                                =======    =======    =======


Net pension cost includes the following components:


                                               Fiscal Years Ended
                                          -------------------------------
                                          Feb. 3,    Jan. 29,    Jan. 30,
                                            2001        2000       1999
                                            ----        ----       ----
                                                  (in thousands)

Service cost........................     $  1,206    $  1,129    $   669
Interest cost.......................          442         340        292
Expected return on assets...........         (831)       (776)      (481)
Amortization of prior gains.........           (1)        (22)       (61)
Amortization of prior service cost..            6           6          6
                                           ------     -------     ------
Net periodic pension cost...........     $    822    $    677    $   425
                                           ======     =======     ======


      For the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, the following actuarial assumptions were used:

                                                       Fiscal Years Ended
                                                -------------------------------
                                                Feb. 3,    Jan. 29,    Jan. 30,
                                                 2001        2000       1999
                                                 ----        ----       ----

Discount rate.......................             7.75%       8.25%      6.75%
Long-term rate of return on assets..             9.00%       9.00%      9.00%
Rate of increase in future compensation          4.00%       4.00%      4.00%

================================================================================

                          ANNTAYLOR STORES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



14. Quarterly Financial Data (Unaudited)
                                                     Quarter
                                   --------------------------------------------
                                    First      Second       Third       Fourth
                                   -------     -------     -------     --------
                                     (in thousands, except per share amounts)
FISCAL 2000
Net sales.......................  $277,068    $306,252    $305,876    $ 343,580
Gross profit ...................   148,596     143,808     170,438      147,898
Net income......................  $ 11,282    $ 13,426    $ 23,877    $   3,778
                                   =======     =======     =======     ========

Basic earnings per share .......  $   0.39    $   0.47    $   0.83    $    0.13
                                   =======     =======     =======     ========
Diluted earnings per share .....  $   0.38    $   0.45    $   0.78    $    0.13
                                   =======     =======     =======     ========

FISCAL 1999
Net sales ......................  $249,400    $265,747    $272,289    $ 297,083
Gross profit ...................   131,337     125,905     149,875      141,388
Income before extraordinary loss    14,755      13,373      21,448       15,917
Extraordinary loss .............      --           962          --           --
                                   -------     -------     -------     --------
Net income .....................  $ 14,755    $ 12,411    $ 21,448    $  15,917
                                   =======     =======     =======     ========
Basic earnings per share before
   extraordinary loss ..........  $   0.56    $   0.47    $   0.68    $    0.53
Extraordinary loss per share ...       ---        0.03         ---          ---
                                   -------     -------     -------     --------
Basic earnings per share .......  $   0.56    $   0.44    $   0.68    $    0.53
                                   =======     =======     =======     ========
Diluted earnings per share
   before extraordinary loss....  $   0.51    $   0.42    $   0.65    $    0.50
Extraordinary loss per share ...       ---        0.03         ---          ---
                                   -------     -------     -------     --------
Diluted earnings per share .....  $   0.51    $   0.39    $   0.65    $    0.50
                                   =======     =======     =======     ========


      The sum of the quarterly per share data may not equal the annual amounts due to changes in the weighted average shares and share equivalents outstanding. Conversion of the Convertible Debentures into common stock is not included in the computation of diluted earnings per share for the fourth quarter of Fiscal 2000 due to the antidilutive effect of the conversion.