Form 10-Q
period 2001-05-05
TAYLOR ANN STORES CORP
filed 2001-06-18
CIK 874214

-------------------------------------------------------------------
-------------------------------------------------------------------



                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended May 5, 2001

                                OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission file number 1-10738


                ANNTAYLOR STORES CORPORATION
       -----------------------------------------------------
      (Exact name of registrant as specified in its charter)



          Delaware                                13-3499319
-------------------------------         -------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


   142 West 57th Street, New York, NY                  10019
-------------------------------                   --------------
(Address of principal executive offices)              (Zip Code)


                          (212) 541-3300
                          --------------
       (Registrant's telephone number, including area code)


      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes |X|   No___.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding as of
           Class                                     June 1, 2001
           -----                                     ------------
  Common Stock, $.0068 par value                    29,102,232


---------------------------------------------------------------------
--------------------------------------------------------------------


================================================================================

                          INDEX TO FORM 10-Q
                          ------------------






                                                                PAGE NO.
                                                                --------
   PART I. FINANCIAL INFORMATION
   -----------------------------

      Item 1.Financial Statements

             Condensed Consolidated Statements of Income
               for the Quarters Ended May 5, 2001
               and April 29, 2000................................... 3
             Condensed Consolidated Balance Sheets at
               May 5, 2001 and February 3, 2001..................... 4
             Condensed Consolidated Statements of Cash Flows
               for the Quarters Ended May 5, 2001 and
               April 29, 2000....................................... 5
             Notes to Condensed Consolidated Financial Statements... 6

      Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................. 8


   PART II.OTHER INFORMATION
   -------------------------

      Item 4.Submission of Matters to a Vote of Security Holders....12

      Item 6.Exhibits and Reports on Form 8-K.......................13

================================================================================

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


ITEM 1.    FINANCIAL STATEMENTS
-------    --------------------



                   ANNTAYLOR STORES CORPORATION
                   ----------------------------
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            -------------------------------------------
       FOR THE QUARTERS ENDED MAY 5, 2001 AND APRIL 29, 2000

                            (unaudited)

                                                        QUARTERS ENDED
                                                        --------------
                                                   May 5, 2001  April 29, 2000
                                                   -----------  --------------

                                        (in thousands, except per share amounts)

Net sales...........................................  $307,090    $277,068
Cost of sales.......................................   147,438     128,472
                                                       -------     -------
Gross profit........................................   159,652     148,596
Selling, general and administrative expenses........   135,718     124,103
Amortization of goodwill............................     2,760       2,760
                                                       -------     -------
Operating income....................................    21,174      21,733
Interest income.....................................       335         464
Interest expense....................................     1,780       1,796
                                                       -------     -------
Income before income taxes..........................    19,729      20,401
Income tax provision................................     8,785       9,119
                                                       -------     -------
   Net income.......................................  $ 10,944    $ 11,282
                                                       =======     =======
Basic earnings per share............................  $   0.38    $   0.39
                                                       =======     =======
Diluted earnings per share.........................   $  0.37     $   0.38
                                                       =======     =======



See accompanying notes to condensed consolidated financial statements.

                               -3-
================================================================================

                   ANNTAYLOR STORES CORPORATION
                   ----------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS
               -------------------------------------
                 May 5, 2001 and February 3, 2001
                            (unaudited)


                                                           May 5,    February 3,
                                                             2001        2001
                                                          --------     --------
                       Assets                                (in thousands)
Current assets
  Cash and cash equivalents ..........................   $  10,123    $  31,962
  Accounts receivable, net ...........................      67,869       57,989
  Merchandise inventories ............................     171,559      170,631
  Prepaid expenses and other current assets ..........      51,635       53,227
                                                          --------     --------
      Total current assets ...........................     301,186      313,809
Property and equipment, net ..........................     229,893      220,032
Goodwill, net ........................................     294,859      297,619
Deferred financing costs, net ........................       4,956        4,281
Other assets .........................................      12,121       12,374
                                                          --------     --------
      Total assets ...................................   $ 843,015    $ 848,115
                                                          ========     ========

        Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable ...................................   $  51,135    $  65,903
  Accrued salaries and bonus .........................      12,427       12,960
  Accrued tenancy ....................................       9,864        9,800
  Gift certificates and merchandise credits redeemable      16,854       20,375
  Accrued expenses ...................................      32,278       30,604
  Current portion of long-term debt ..................       1,427        1,400
                                                          --------     --------
      Total current liabilities ......................     123,985      141,042

Long-term debt, net ..................................     116,644      116,210
Deferred lease costs and other liabilities ...........      16,078       16,834

Commitments and contingencies

Stockholders' equity
  Common stock, $.0068 par value; 120,000,000
   shares authorized;
   31,970,857 and 31,834,088
   shares issued, respectively .......................         217          216
  Additional paid-in capital .........................     478,981      475,393
  Retained earnings ..................................     201,037      190,093
  Deferred compensation on restricted stock ..........      (3,977)      (1,723)
                                                          --------     --------
                                                           676,258      663,979
      Treasury stock, 3,011,519 shares at cost .......     (89,950)     (89,950)
                                                          --------     --------
      Total stockholders' equity .....................     586,308      574,029
                                                          --------     --------
      Total liabilities and stockholders' equity .....   $ 843,015    $ 848,115
                                                          ========     ========


  See accompanying notes to condensed consolidated financial statements.

                                     -4-
================================================================================

                 ANNTAYLOR STORES CORPORATION
                 ----------------------------
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       -----------------------------------------------
    For the Quarters Ended May 5, 2001 and April 29, 2000
                         (unaudited)
                                                            Quarters Ended
                                                      -------------------------

                                                        May 5,         April 29,
                                                         2001            2000
                                                       -------         -------
                                                           (in thousands)
Operating activities:
  Net income ......................................   $ 10,944        $ 11,282
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Provision for loss on accounts receivable .....        407             121
    Depreciation and amortization .................      9,778           8,219
    Amortization of goodwill ......................      2,760           2,760
    Amortization of deferred compensation .........        476             655
    Non-cash interest .............................      1,077           1,057
    Loss on disposal of property and equipment ....        139              93
    Tax benefit from exercise of stock options ....          5              --
    Changes in assets and liabilities:
      Receivables .................................    (10,287)         (4,762)
      Merchandise inventories .....................       (928)        (24,471)
      Prepaid expenses and other current assets ...      1,592             244
      Accounts payable ............................    (14,768)          8,552
      Accrued liabilities .........................     (2,315)          2,537
      Other non-current assets and liabilities, net       (501)          2,010
                                                       -------         -------
  Net cash provided (used) by operating activities      (1,621)          8,297
                                                       -------         -------
Investing activities:
  Purchases of property and equipment .............    (19,780)        (16,857)
                                                       -------         -------
  Net cash used by investing activities ...........    (19,780)        (16,857)
                                                       -------         -------
Financing activities:
  Payments of mortgage ............................       (341)           (316)
  Payment of financing costs ......................       (951)            (19)
  Issuance of common stock, net ...................        854             992
                                                       -------         -------
  Net cash provided (used) by financing activities        (438)            657
                                                       -------         -------
Net decrease in cash ..............................    (21,839)         (7,903)
Cash and cash equivalents, beginning of period ....     31,962          35,081
                                                       -------         -------
Cash and cash equivalents, end of period ..........   $ 10,123        $ 27,178
                                                       =======         =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest ........   $    373        $    333
                                                       =======         =======
  Cash paid during the period for income taxes ....   $     58        $    867
                                                       =======         =======



  See accompanying notes to condensed consolidated financial statements.

================================================================================

                   ANNTAYLOR STORES CORPORATION
                   ----------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
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

    The results of operations for the 2001 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

    The February 3, 2001 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of AnnTaylor Stores Corporation ("the Company").

    Certain Fiscal 2000 amounts have been reclassified to conform to the Fiscal 2001 presentation.

    Detailed footnote information is not included for the quarters ended May 5, 2001 and April 29, 2000. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 2000 Annual Report to Stockholders.


2.  Net Income per Share
--  --------------------

    Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock that are issuable by the Company upon the conversion of all outstanding stock options, restricted stock and convertible securities. Basic and diluted earnings per share calculations follow:



                                                               Quarters Ended
                                          -------------------------------------------------------
                                                 May 5, 2001                April 29, 2000
                                          ------------------------      -------------------------
                                                 (in   thousands, except  per share amounts)

                                                              Per                            Per
                                                             Share                          Share
                                           Income    Shares  Amount     Income    Shares    Amount
                                          -------    ------   -----     ------    ------    ------
Basic Earnings per Share
------------------------
Income available to common stockholders   $10,944    28,750   $0.38     $11,282    28,721   $ 0.39
                                                               ====                          =====
Effect of Dilutive Securities
------------------------------
Stock options and restricted stock ....        --       169                  --        82
Convertible Debentures ................       676     2,404                 656     2,404
                                          -------    ------             -------   ------
Diluted Earnings per Share
--------------------------

Income available to common stockholders   $11,620    31,323   $0.37     $11,938    31,207   $ 0.38
                                          =======    ======    ====     =======   =======    =====

                                      -7-
================================================================================

                   ANNTAYLOR STORES CORPORATION
                   ----------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
                            (unaudited)


3.  Long-Term Debt
--  --------------

    On April  30,  2001,  the  Company's  wholly  owned  subsidiary
AnnTaylor, Inc. ("Ann Taylor") entered into an Amended and Restated $175,000,000 senior secured revolving credit facility (the "Credit Facility") with Bank of America N.A. and a syndicate of lenders. This facility amended Ann Taylor's then-existing $125,000,000 bank credit agreement that was scheduled to expire in June 2001. The Credit Facility, which matures on April 29, 2004, will be used by Ann Taylor for the issuance of commercial and standby letters of credit and to provide revolving loans for other general corporate purposes.

    Loans outstanding under the Credit Facility at any time may not exceed $75,000,000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. The outstanding loan balance is required to be reduced to zero for a thirty-day period each fiscal year.

    Amounts outstanding under the Credit Facility bear interest at a rate equal to, at Ann Taylor's option, the Bank of America Base Rate, or Eurodollar Rate, plus a margin ranging from 0.25% to 1.00% and from 1.25% to 2.00%, respectively. In addition, Ann Taylor is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.30% to 0.50% per annum. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.875% and from 1.25% to 2.00%, respectively. The Credit Facility contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders and maintenance of certain financial ratios including specified levels of tangible net worth.

    The lenders have been granted a pledge of the common stock of Ann Taylor and certain of its subsidiaries, and a security interest in substantially all other tangible and intangible assets, including accounts receivable, trademarks, inventory, store furniture and fixtures, of Ann Taylor and its subsidiaries, as collateral for Ann Taylor's obligations under the Credit Facility.

    The following summarizes long-term debt outstanding at May 5, 2001:

                                           (in thousands)
       Mortgage.............................  $  2,310
       Convertible Debentures, net..........   115,761
                                               -------
        Total debt .........................   118,071
       Less current portion.................     1,427
                                               -------
          Total long-term debt..............  $116,644
                                               =======
                                      -8-
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
                                                      Quarters Ended
                                                ----------------------------
                                                May 5, 2001   April 29, 2000
                                                -----------   --------------
    Number of Stores:
       Open at beginning of period...............     478          405
       Opened during period......................      11           17
       Expanded or remodeled during period*......       4            2
       Closed during period......................       1            1
       Open at end of period.....................     488          421
    Type of Stores Open at End of Period:
       Ann Taylor stores.........................     334          320
       Ann Taylor Loft stores....................     141           88
       Ann Taylor Factory Stores.................      13           13

----------------
    * Expanded stores are excluded from comparable store sales for the first year following expansion.


QUARTER ENDED MAY 5, 2001 COMPARED TO QUARTER ENDED APRIL 29, 2000

    The Company's net sales in the first quarter of 2001 increased to $307,090,000 from $277,068,000 in the first quarter of 2000, an increase of $30,022,000 or 10.8%. Comparable store sales for the first quarter of 2001 decreased 3.5%, compared to a decrease of 0.5% in the first quarter of 2000. Comparable sales by division were down 4.8% for Ann Taylor stores and up 4.9% for Ann Taylor Loft stores. The Loft comparable sales percentage does not include 21 Ann Taylor Loft outlet stores and 12 Ann Taylor Factory Stores. The sales increase was primarily attributable to the opening of new stores offset, in part, by the net decrease in comparable store sales. Management believes that the net decrease in comparable store sales was the result of customer dissatisfaction with certain of the Company's product offerings and merchandise assortment in the first quarter of Fiscal 2001.

    Gross profit as a percentage of net sales decreased to 52.0% in the first quarter of 2001 from 53.6% in the first quarter of 2000. This decrease in gross margin reflects a higher markdown rate on goods sold below full price and the sale of a greater amount of goods below full price as a percentage of sales, compared to the prior year, offset, in part, by higher gross margins achieved on merchandise that was sold at full price.

    Selling, general and administrative expenses represented 44.2% of net sales in the first quarter of 2001, compared to 41.7% of net sales in the first quarter of 2000, excluding a pre-tax nonrecurring charge of approximately $8,500,000, or 3.1% of net


                                      -9-
================================================================================
sales,  in connection with an extensive  review  conducted with the
Company's   financial  and  legal  advisors  of  various  strategic
approaches   to  enhance   shareholder   value.   The  increase  in
selling, general, and administrative expenses as a percentage of net sales, was primarily attributable to decreased leverage on fixed expenses resulting from lower comparable store sales and also from increases in tenancy expenses, and increases in Ann
Taylor Loft store operations.

    As a result of the foregoing, the Company had operating income of $21,174,000, or 6.9% of net sales, in the first quarter of 2001, compared to operating income of $21,733,000, or 7.8% of net sales, in the first quarter of 2000, after taking into account the nonrecurring charge. Amortization of goodwill was $2,760,000 in both the first quarter of 2001 and the first quarter of 2000. Operating income, without giving effect to goodwill amortization in either year, was $23,934,000, or 7.8% of net sales, in the first quarter of 2001 and $24,493,000, or 8.8% of net sales, in the first quarter of 2000.

    Interest income was $335,000 in the first quarter of 2001 compared to $464,000 in the first quarter of 2000. The decrease was primarily attributable to lower cash on hand and lower interest rates during the first quarter of Fiscal 2001, compared to the first quarter of Fiscal 2000.

    Interest expense was $1,780,000 in the first quarter of 2001 compared to $1,796,000 in the first quarter of 2000.

    The income tax provision was $8,785,000, or 44.5% of income before income taxes, in the first quarter of 2000 compared to $9,119,000, or 44.7% of income before income taxes, in the first quarter of 2000. The effective income tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

    As a result of the foregoing factors, the Company had net income of $10,944,000, or 3.6% of net sales, for the first quarter of 2001, compared to net income of $11,282,000, or 4.1% of net sales, for the first quarter of 2000.

    AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.


FINANCIAL CONDITION

    For the first quarter of 2001, net cash used by operating activities totaled $1,621,000, primarily as a result of an increase in accounts receivable and a decrease in accounts payable, offset, in part, by earnings and noncash charges. Cash used by investing activities during the first quarter of 2001 amounted to $19,780,000, for the purchase of property and equipment. Cash used by financing activities during the first quarter of 2001 amounted to $438,000 primarily for the payment of

                                      -10-

================================================================================
financing  costs,  offset,  in part,  by the  issuance  of  Company
common  stock  under  the  Company's   Associate   Discount   Stock
Purchase Plan.

    Merchandise inventories were $171,559,000 at May 5, 2001, compared to inventories of $170,631,000 at February 3, 2001.
Merchandise inventories at May 5, 2001 and February 3, 2001 included approximately $21,282,000 and $33,469,000, respectively, of inventory associated with the Company's sourcing division, which is primarily finished goods in transit from factories.

    On April  30,  2001,  the  Company's  wholly  owned  subsidiary
AnnTaylor, Inc. ("Ann Taylor") entered into an Amended and Restated $175,000,000 senior secured revolving credit facility (the "Credit Facility") with Bank of America N.A. and a syndicate of lenders. This facility amended Ann Taylor's then-existing $125,000,000 bank credit agreement that was scheduled to expire in June 2001. The Credit Facility will be used by Ann Taylor for the issuance of commercial and standby letters of credit and to provide revolving loans for other general corporate purposes. The terms of the Credit Facility are described in Note 3 to the Condensed Consolidated Financial Statements. At May 5, 2001, there were no borrowings outstanding under the Credit Facility.

    The Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation, and refurbishment programs and investment in certain information systems, totaled $19,780,000, net of landlord construction allowances, for the three months ended May 5, 2001. During the first three months of Fiscal 2001, the Company opened two new Ann Taylor stores and nine Ann Taylor Loft stores, and completed the expansion of four Ann Taylor stores. In addition, the Company closed one Ann Taylor Loft store that was located in a factory outlet center.

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

                                      -11-
================================================================================

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

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


                                      -12-
================================================================================

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    AnnTaylor Stores Corporation's 2001 Annual Meeting of Stockholders was held on May 3, 2001. The following matters were voted upon and approved by the Company's stockholders at the meeting:

1. Mr. Robert C. Grayson, Ms. Rochelle B. Lazarus and Mr. J. Patrick Spainhour were re-elected as Class I Directors of the Company for terms expiring in 2004. 23,527,022, 21,371,481 and 23,516,971 shares were voted in favor of, zero shares were voted against, and 3,063,601, 5,219,142 and 3,073,652 shares abstained from voting on, the reelection of Mr. Grayson, Ms. Lazarus and Mr. Spainhour, respectively. Mr. James J. Burke, Jr. and Mr. Ronald W. Hovsepian continued as Class II Directors with terms expiring in 2002 and Mr. Gerald S. Armstrong, Mr. Wesley E. Cantrell, and Ms. Hanne M. Merriman continued as Class III Directors with terms expiring in 2003.

2. The appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2001 fiscal year was ratified. 26,279,318 shares were voted in favor of, 267,865 shares were voted against, and 43,440 shares abstained from voting on, this proposal.

                                      -13-
================================================================================

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)   Exhibits:

        10.17.1 Amendment to the Employment Agreement, dated June 1, 2001, between the Company and Barry Erdos.


        10.18 Amended and Restated Credit Agreement,dated as of April 30, 2001 among Ann Taylor, Bank of America, N.A.("Bank of America"), JP Morgan and First Union National Bank, as Syndication Agents, the financial institutions from time to time party thereto, Bank of America Securities LLC, as Arranger, and Bank of America, as Administrative Agent.

        10.19 Employment Agreement, dated as of April 24, 2001, between the Company and Kim Roy.

        10.20 Employment Agreement, dated as of May 3, 2001, between the Company and Katherine Lawther Krill.






  (b)   Reports on Form 8-K:

         None

                                      -14-
================================================================================

                            SIGNATURES
                            ----------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AnnTaylor Stores Corporation



Date: June 18, 2001                 By: /s/  J. Patrick Spainhour
      ----------------                  -------------------------
                                             J. Patrick Spainhour
                                             Chairman and Chief Executive
                                             Officer





Date: June 18, 2001                 By: /s/  James M. Smith
      ----------------                  -------------------------
                                             James M. Smith
                                             Senior Vice President,
                                             Chief Financial Officer
                                             and Treasurer