Form 10-Q
period 2001-08-04
TAYLOR ANN STORES CORP
filed 2001-09-14
CIK 874214

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended August 4, 2001

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 1-10738


                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            (Exact name of registrant as specified in its charter)


       Delaware                                          13-3499319
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)



142 West 57th Street, New York, NY                         10019
----------------------------------------              ----------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding as of
        Class                                August 31, 2001
        -----                               -----------------
 Common Stock, $.0068 par value                29,152,987


================================================================================

                                INDEX TO FORM 10-Q







                                                                       Page No.
   PART I. FINANCIAL INFORMATION

      Item 1.Financial Statements

             Condensed Consolidated Statements of Income
               for the Quarters and Six Months Ended
               August 4, 2001 and July 29, 2000............................ 3
             Condensed Consolidated Balance Sheets at
               August 4, 2001 and February 3, 2001......................... 4
             Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended August 4, 2001 and
               July 29, 2000............................................... 5
             Notes to Condensed Consolidated Financial Statements.......... 6

      Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 9


   PART II.OTHER INFORMATION

      Item 1.Legal Proceedings............................................15

      Item 6.Exhibits and Reports on Form 8-K.............................16



================================================================================

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.    FINANCIAL STATEMENTS

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
    FOR THE QUARTERS AND SIX MONTHS ENDED AUGUST 4, 2001 AND JULY 29, 2000

                                  (UNAUDITED)

                                                  Quarters Ended       Six Months Ended
                                                  --------------       ----------------

                                               August 4,   July 29,  August 4,   July 29,
                                                 2001       2000      2001         2000
                                                 ----       ----      ----         ----
                                               (in thousands, except per share amounts)



Net sales...................................   $310,292   $306,252   $617,382   $583,320
Cost of sales ..............................    158,289    162,444    305,727    290,916
                                                -------    -------    -------    -------

Gross profit ...............................    152,003    143,808    311,655    292,404
Selling, general and administrative expenses    135,833    116,062    271,551    240,165
Amortization of goodwill ...................      2,760      2,760      5,520      5,520
                                                -------    -------    -------    -------

Operating income ...........................     13,410     24,986     34,584     46,719
Interest income ............................        523        806        858      1,270
Interest expense ...........................      1,719      1,830      3,499      3,626
                                                -------    -------    -------    -------

Income before income taxes .................     12,214     23,962     31,943     44,363
Income tax provision .......................      5,815     10,536     14,600     19,655
                                                -------    -------    -------    -------

    Net income .............................   $  6,399   $ 13,426   $ 17,343   $ 24,708
                                                =======    =======    =======    =======

Basic earnings per share ...................   $   0.22   $   0.47   $   0.60   $   0.86
                                                =======    =======    =======    =======

Diluted earnings per share .................   $   0.22   $   0.45   $   0.60   $   0.83
                                                =======    =======    =======    =======

       See accompanying notes to condensed consolidated financial statements.

                                        -3-
================================================================================

                           ANNTAYLOR STORES CORPORATION
                           ----------------------------
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       -------------------------------------
                       AUGUST 4, 2001 AND FEBRUARY 3, 2001
                                  (unaudited)


                                                         August 4,   February 3,
                                                           2001         2001
                                                         --------    ----------
                       ASSETS                                (in thousands)
Current assets
  Cash and cash equivalents ..........................   $  29,656    $  31,962
  Accounts receivable, net ...........................      59,581       57,989
  Merchandise inventories ............................     173,913      170,631
  Prepaid expenses and other current assets ..........      57,576       53,227
                                                         ---------    ---------
      Total current assets ...........................     320,726      313,809
Property and equipment, net ..........................     245,112      220,032
Goodwill, net ........................................     292,099      297,619
Deferred financing costs, net ........................       4,827        4,281
Other assets .........................................      14,718       12,374
                                                         ---------    ---------
      Total assets ...................................   $ 877,482    $ 848,115
                                                         =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ...................................   $  71,548    $  65,903
  Accrued salaries and bonus .........................      10,052       12,960
  Accrued tenancy ....................................      10,674        9,800
  Gift certificates and merchandise credits redeemable      16,115       20,375
  Accrued expenses ...................................      37,397       30,604
  Current portion of long-term debt ..................       1,454        1,400
                                                         ---------    ---------
      Total current liabilities ......................     147,240      141,042
Long-term debt, net ..................................     117,081      116,210
Deferred lease costs and other liabilities ...........      16,298       16,834

Commitments and contingencies

Stockholders' equity
  Common stock, $.0068 par value; 120,000,000
      shares authorized; 32,140,210 and
      31,834,088 shares issued, respectively .........         217          216
  Additional paid-in capital .........................     483,589      475,393
  Retained earnings ..................................     207,436      190,093
  Deferred compensation on restricted stock ..........      (4,429)      (1,723)
                                                         ---------    ---------
                                                           686,813      663,979
      Treasury stock, 3,011,519 shares, at cost ......     (89,950)     (89,950)
                                                         ---------    ---------
      Total stockholders' equity .....................     596,863      574,029
                                                         ---------    ---------
      Total liabilities and stockholders' equity .....   $ 877,482    $ 848,115
                                                         =========    =========




       See accompanying notes to condensed consolidated financial statements.

                                          -4-
================================================================================

                     ANNTAYLOR STORES CORPORATION
                     ----------------------------
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             -----------------------------------------------
        FOR THE SIX MONTHS ENDED AUGUST 4, 2001 AND JULY 29, 2000
                               (unaudited)


                                                         Six Months Ended
                                                         ----------------

                                                       August 4,    July 29,
                                                         2001        2000
                                                         ----        ----
                                                         (in thousands)
Operating activities:
  Net income ......................................   $ 17,343    $ 24,708
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loss on accounts receivable .....        697         595
    Depreciation and amortization .................     19,974      16,521
    Amortization of goodwill ......................      5,520       5,520
    Non-cash interest .............................      2,082       2,114
    Amortization of deferred compensation .........      1,163       1,159
    Loss on disposal of property and equipment ....        922         859
    Tax benefit from exercise of stock options ....        666        --
    Changes in assets and liabilities:
      Receivables .................................     (2,289)       (595)
      Merchandise inventories .....................     (3,282)    (14,665)
      Prepaid expenses and other current assets ...     (4,349)     (4,820)
      Accounts payable ............................      5,645       6,688
      Accrued liabilities .........................        500         873
      Other non-current assets and liabilities, net     (2,880)       (744)
                                                       -------     -------
  Net cash provided by operating activities .......     41,712      38,213
                                                       -------     -------
Investing activities:
  Purchases of property and equipment .............    (45,976)    (39,357)
                                                       -------     -------
  Net cash used by investing activities ...........    (45,976)    (39,357)
                                                       -------     -------
Financing activities:
  Payments on mortgage ............................       (688)       (638)
  Payment of financing costs ......................     (1,016)        (41)
  Issuance of common stock, net ...................      3,662       1,344
                                                       -------     -------
  Net cash provided by financing activities .......      1,958         665
                                                       -------     -------
Net decrease in cash ..............................     (2,306)       (479)
Cash and cash equivalents, beginning of period ....     31,962      35,081
                                                       -------     -------
Cash and cash equivalents, end of period ..........   $ 29,656    $ 34,602
                                                      ========    ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest ........   $  1,265    $  1,216
                                                      ========    ========
  Cash paid during the period for income taxes ....   $  2,646    $ 22,411
                                                      ========    ========


     See accompanying notes to condensed consolidated financial statements.

                                         -5-
================================================================================

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

    Detailed footnote information is not included for the quarters ended August 4, 2001 and July 29, 2000. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 2000 Annual Report to Stockholders.


2.  NET INCOME PER SHARE

    Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted earnings per share assumes the issuance of additional shares of common stock that are issuable by the Company upon the conversion of all potentially dilutive securities. Basic and diluted earnings per share calculations follow:

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




2.  NET INCOME PER SHARE (CONTINUED)

                                                               Quarters  Ended
                                         --------------------------------------------------------
                                                August 4, 2001                July 29, 2000
                                         ---------------------------    -------------------------
                                                  (in thousands, except per share amounts)

                                                               Per                          Per
                                                              Share                        Share
                                           Income    Shares   Amount    Income     Shares  Amount
                                           ------    ------   ------    ------     ------  ------
BASIC EARNINGS PER SHARE
------------------------

Income available to common stockholders   $ 6,399    28,898   $0.22      $13,426   28,750   $0.47
                                                              =====                         =====
EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options and restricted stock ....       ---       379                  ---      271
Convertible Debentures ................       ---       ---                  658    2,404
                                          -------    ------              -------   ------
DILUTED EARNINGS PER SHARE
--------------------------
Income available to common stockholders   $ 6,399    29,277   $0.22      $14,084   31,425   $0.45
                                          =======    ======   =====      =======   ======   =====

                                                            Six Months Ended
                                         --------------------------------------------------------
                                                August 4, 2001                July 29, 2000
                                         ---------------------------    -------------------------
                                                  (in thousands, except per share amounts)

                                                               Per                          Per
                                                              Share                        Share
                                           Income    Shares   Amount    Income     Shares  Amount
                                           ------    ------   ------    ------     ------  ------
BASIC EARNINGS PER SHARE
------------------------
Income available to common stockholders   $17,343    28,824   $0.60      $24,708   28,735   $0.86
                                                              =====                         =====
EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options and restricted stock ....       ---       265                  ---      172
Convertible Debentures ................     1,396     2,404                1,314    2,404
                                          -------    ------              -------   ------
DILUTED EARNINGS PER SHARE
--------------------------
Income available to common stockholders   $18,739    31,493   $0.60      $26,022   31,311   $0.83
                                          =======    ======   =====      =======   ======   =====


    Options to purchase 835,420 and 946,840 shares of common stock during the thirteen and twenty six weeks ended August 4, 2001, respectively, and 956,005 and 976,005 shares during the thirteen and twenty six weeks ended July 29, 2000, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares. Additionally, conversion of the Convertible Debentures into common stock is excluded from the computation of diluted earnings per share for the quarter ended August 4, 2001 due to the antidilutive effect of the conversion as of such date.



                                          -7-
================================================================================

                         ANNTAYLOR STORES CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)






3.  LONG-TERM DEBT


    The following summarizes long-term debt outstanding at August 4, 2001:

                                           (in thousands)
       Mortgage.............................  $  1,963
       Convertible Debentures, net..........   116,572
                                               -------
          Total debt .......................   118,535
       Less current portion.................     1,454
                                              --------
          Total long-term debt..............  $117,081
                                              ========


4.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and clarifies the criteria for recognition of intangible assets separately from goodwill. Management does not believe that the adoption of SFAS 141 will have an impact on the Company's consolidated financial position or consolidated results of operations. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management intends to adopt SFAS 142 in Fiscal 2002, subject to independent valuation which supports the carrying value of such long-lived assets, and estimates that it will add approximately $11,000,000 and $0.35 annually to net income and earnings per share, respectively.

     In July 2001, the FASB unanimously voted to issue SFAS 143, "Accounting for Asset Retirement Obligations" which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS 143 will have a significant impact on the Company's consolidated financial position or consolidated results of operations.

================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                       Quarters Ended         Six Months Ended
                                    ---------------------    -------------------
                                     August 4,   July 29,    August 4,  July 29,
                                        2001       2000         2001      2000
                                        ----       ----         ----      ----

Number of Stores:
   Open at beginning of period.         488         421         478        405
   Opened during period........          14          13          25         30
   Expanded during period*.....           1         ---           5          2
   Closed during period........           2           4           3          5
   Open at end of period.......         500         430         500        430
Type of Stores Open at End of Period:
   Ann Taylor stores...........                                 335        319
   Ann Taylor Loft stores......                                 153         98
   Ann Taylor Factory Stores...                                  12         13

------------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.


QUARTER ENDED AUGUST 4, 2001 COMPARED TO THE QUARTER ENDED JULY 29, 2000

    The Company's net sales in the second quarter of 2001 increased to $310,292,000 from $306,252,000 in the second quarter of 2000, an increase of $4,040,000 or 1.3%. Comparable store sales for the second quarter of Fiscal 2001 decreased 12.9%, compared to an increase of 3.1% in the second quarter of Fiscal 2000. Comparable store sales by division were down 17.2% for Ann Taylor stores and up 1.5% for Ann Taylor Loft stores. The Loft comparable stores sales percentage does not include 20 Ann Taylor Loft outlet stores and 12 Ann Taylor Factory Stores. The sales increase was attributable to the opening of new stores offset, in part, by a decrease in comparable store sales. Management believes that the net decrease in comparable store sales was the result of customer dissatisfaction with certain of the Company's product offerings and merchandise assortment available in Ann Taylor stores in the second quarter of Fiscal 2001.

    Gross profit as a percentage of net sales increased to 49.0% in the second quarter of 2001 from 47.0% in the second quarter of 2000. The increase in gross margin was primarily due to higher gross margins achieved on full-price and non-full price sales in the Ann Taylor and Ann Taylor Loft divisions throughout the second quarter of Fiscal 2001.

    Selling, general and administrative expenses represented 43.8% of net sales in the second quarter of Fiscal 2001, compared to 37.9% of net sales in


                                         -9-
================================================================================
the second  quarter of Fiscal  2000.  The  increase  in selling,  general,  and
administrative   expenses  as  a   percentage   of  net  sales  was   primarily
attributable to decreased leverage on fixed expenses resulting from lower overall comparable store sales and also increases in tenancy and Ann Taylor Loft store operations expenses as a percentage of net sales, due to expansion.

    As a result of the foregoing, the Company had operating income of $13,410,000, or 4.3% of net sales in the second quarter of 2001 compared to operating income of $24,986,000, or 8.2% of net sales, in the second quarter of 2000. Amortization of goodwill was $2,760,000 in both the second quarter of 2001 and the second quarter of 2000. Operating income, without giving effect to goodwill amortization in either year, was $16,170,000, or 5.2% of net sales, in the second quarter of 2001 and $27,746,000, or 9.1% of net sales, in the second quarter of 2000.

    Interest income was $523,000 in the second quarter of 2001 compared to $806,000 in the second quarter of 2000. The decrease was primarily attributable to lower cash on hand and lower interest rates during the second quarter of Fiscal 2001, compared to the second quarter of Fiscal 2000.

    Interest expense was $1,719,000 in the second quarter of 2001 compared to $1,830,000 in the second quarter of 2000. The decrease in interest expense was primarily attributable to a decrease in letter of credit fees and a reduction in amortization of deferred financing costs resulting from the Credit Facility entered into in the first quarter of Fiscal 2001.

    The income tax provision was $5,815,000, or 47.6% of income before income taxes, in the second quarter of 2001, compared to $10,536,000, or 44.0% of income before income taxes in the second quarter of 2000. The effective income tax rate for both periods was higher than the statutory rate primarily as a result of non-deductible goodwill amortization.

    As a result of the foregoing factors, the Company had net income of $6,399,000, or 2.1% of net sales, for the second quarter of 2001, compared to net income of $13,426,000, or 4.4% of net sales, for the second quarter of 2000.

    AnnTaylor   Stores   Corporation   conducts  no  business  other  than  the
management of Ann Taylor.

SIX MONTHS ENDED AUGUST 4, 2001 COMPARED TO THE SIX MONTHS ENDED JULY 29, 2000

    The Company's net sales in the first six months of Fiscal 2001 increased to $617,382,000 from $583,320,000, an increase of $34,062,000 or 5.8%.
Comparable  store  sales  for the  first  six  months  of 2001  decreased  8.4%

================================================================================
compared to an increase of 1.4% during the same period in Fiscal 2000. Comparable store sales by division were down 11.1% for Ann Taylor stores and up 2.8% for Ann Taylor Loft stores. The sales increase was primarily attributable to the opening of new stores offset, in part, by the net
decrease  in  comparable  store  sales.   Management   believes  that  the  net
decrease in comparable store sales was the result of customer dissatisfaction with certain of the Company's product offerings and merchandise assortment available in Ann Taylor stores in the Spring season of 2001.

    Gross profit as a percentage of net sales increased to 50.5% in the first six months of 2001 from 50.1% in the first six months of 2000.

     Selling, general and administrative expenses were 44.0% of net sales in the first six months of 2001, compared to 39.7% of net sales in the first six months of 2000, excluding a pre-tax nonrecurring charge of approximately $8,500,000, or 1.5% of net sales, in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to decreased leverage on fixed expenses resulting from lower overall comparable store sales and also increases in tenancy and Ann Taylor Loft store operations expenses as a percentage of net sales, due to expansion.

    As a result of the foregoing, the Company had operating income of $34,584,000, or 5.6% of net sales, in the first six months of 2001, compared to operating income, after taking into account the nonrecurring charge, of $46,719,000, or 8.0% of net sales, in the first six months of 2000.
Amortization of goodwill was $5,520,000 in each of the first six months of Fiscal 2001 and Fiscal 2000. Operating income, without giving effect to goodwill amortization, was $40,104,000, or 6.5% of net sales, in the 2001 period and $52,239,000, or 9.0% of net sales, in the 2000 period.

    Interest income was $858,000 in the first six months of Fiscal 2001 compared to $1,270,000 in the first six months of Fiscal 2000. The decrease was primarily attributable to lower cash on hand and lower interest rates during the first six months of Fiscal 2001, compared to the first six months of Fiscal 2000.

     Interest expense was $3,499,000 in the first six months of Fiscal 2001 compared to $3,626,000 in the first six months of Fiscal 2000. The decrease in interest expense was primarily attributable to a decrease in letter of credit fees and a reduction in amortization of deferred financing costs resulting from the Credit Facility entered into in the first quarter of Fiscal 2001.

================================================================================

    The income tax provision was $14,600,000, or 45.7% of income before income taxes, in the 2001 period, compared to $19,655,000, or 44.3% of income before income taxes, in the 2000 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

    As a result of the foregoing factors, the Company had net income of $17,343,000, or 2.8% of net sales, for the first six months of 2001, compared to net income of $24,708,000 or 4.2% of net sales, for the first six months of 2000.


FINANCIAL CONDITION

    For the first six months of 2001, net cash provided by operating activities totaled $41,712,000, primarily as a result of earnings and noncash charges. Cash used by investing activities during the first six months of 2001 amounted to $45,976,000, for the purchase of property and equipment. Cash provided by financing activities during the first six months of 2001 amounted to $1,958,000, primarily as a result of the issuance of Company common stock pursuant to employee benefits plans offset, in part, by the payment of financing costs and payments on the mortgage on the Company's distribution center.

    Merchandise inventories were $173,913,000 at August 4, 2001, compared to inventories of $170,631,000 at February 3, 2001. Merchandise inventories at August 4, 2001 and February 3, 2001 included approximately $32,624,000 and $33,469,000, respectively, of inventory associated with the Company's sourcing division, which is primarily finished goods in transit from factories.

    At August 4, 2001, there were no borrowings outstanding under Ann Taylor's $175,000,000 senior secured revolving credit facility ("the Credit Facility"). Loans outstanding under the Credit Facility at any time may not exceed $75,000,000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified rates against certain eligible assets.

    For Fiscal 2001, the Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, and investment in information systems, are expected to total approximately $90,000,000, of which $45,976,000 were incurred for the six months ended August 4, 2001. The Company has reduced its planned capital expenditures for Fiscal 2001 due to a slowdown in real estate development on a national level. Therefore, a number of planned store openings have been postponed to Fiscal 2002. During the first six months of Fiscal 2001, the Company opened 3 new Ann Taylor stores and 22 new Ann Taylor Loft stores. In addition, the Company completed the expansion of 5 Ann Taylor stores. For the full fiscal year 2001, the Company now expects to open approximately 18 Ann

================================================================================

Taylor stores and approximately 60 new Ann Taylor Loft stores. Although the number of planned Loft store openings was reduced from 70 to 60, the Company has gained the opportunity to open a greater number of Loft stores in urban centers. Because urban centers have a higher productivity rate than typical Loft stores, the Company anticipates reaching initial planned sales volumes for total new store growth for the year.

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and clarifies the criteria for recognition of intangible assets separately from goodwill. Management does not believe that the adoption of SFAS 141 will have an impact on the Company's consolidated financial position or consolidated results of operations. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management intends to adopt SFAS 142 in Fiscal 2002, subject to independent valuation which supports the carrying value of such long-lived assets, and estimates that it will add approximately $11,000,000 and $0.35 annually to net income and earnings per share, respectively.

     In July 2001, the FASB unanimously voted to issue SFAS 143, "Accounting for Asset Retirement Obligations" which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS 143 will have a significant impact on the Company's consolidated financial position or consolidated results of operations.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

    Sections of this Quarterly Report on Form 10-Q, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be

================================================================================
realized. Actual results may differ materially from those contemplated by such forward-looking statements as a result of, among other things, failure by the Company to predict accurately customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the upper-moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company's Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; acts of war or terrorism in the United States or worldwide; or an adverse outcome of the litigation referred to in Note 5 to the Consolidated Financial Statements of the Company as of February 3, 2001, that materially and adversely affects the Company's consolidated financial condition. The Company assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

================================================================================

                          PART II. OTHER INFORMATION
                          --------------------------



ITEM 1. LEGAL PROCEEDINGS

      On April 26, 1996, alleged stockholders of the Company filed a purported class action lawsuit in the United States District Court for the Southern District of New York (the "District Court"), against the Company, the
Company's wholly owned subsidiary AnnTaylor, Inc. ("Ann Taylor"), certain former officers and directors of the Company and Ann Taylor, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y. 1996)). The complaint alleged causes of action under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, asserting that the defendants made false and misleading statements about the Company and Ann Taylor during the period commencing February 3, 1994 through May 4, 1995 (the "Putative Class Period"). The complaint sought, among other things, (1) certification as a class action on behalf of all purchasers of common stock during the Putative Class Period,
(2) an award of compensatory damages to the plaintiffs and purported members of the class, pre-judgment and post-judgment interest, and reasonable attorneys' fees and (3) equitable and/or injunctive relief.

      The District Court granted the defendants' motions to dismiss the complaint and a subsequently filed amended complaint. On June 21, 2000, the United States Court of Appeals for the Second Circuit (the "Court of Appeals") vacated the dismissal of the amended complaint, and remanded the case to the District Court with instructions to allow plaintiffs to replead their complaint, and to reconsider whether plaintiffs' allegations are pled with sufficient particularity to satisfy the pleading standards of the Private Securities Litigation Reform Act of 1995. On or about November 27, 2000, the United States Supreme Court denied the petition for a writ of certiorari filed by the Company, Ann Taylor and their former directors and officers seeking review and reversal of the decision of the Court of Appeals.

      While this action was pending before the Court of Appeals, ML&Co., its affiliates and the two directors who previously served on the Company's Board of Directors as representatives of certain affiliates of ML&Co. (the "settling defendants"), reached a settlement with the plaintiffs, which provided, among other things, for the establishment by the settling defendants of a settlement fund in the amount of $3,000,000 plus interest. On or about December 14, 1999, the District Court entered an Order and Final Judgment approving this partial settlement, dismissing the amended complaint with prejudice as to the settling defendants, and barring and enjoining any future claims by, among others, the remaining defendants against the settling defendants for contribution.

================================================================================

      Following the decision of the Court of Appeals, plaintiffs elected not to replead their amended complaint. Accordingly, on or about September 29, 2000, the Company, Ann Taylor and their former directors and officers again moved to dismiss the amended complaint, arguing that it fails to plead fraud with sufficient particularity under the standard set forth by the Court of Appeals in its June 21, 2000 decision. On or about July 18, 2001, the District Court denied the motion. The parties are now conducting discovery.

      Due to the fact that the litigation is still in its preliminary stages, any liability that may arise from this action cannot be predicted at this time. The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits:

            None



(b)   Reports on Form 8-K:

            None

================================================================================

                                SIGNATURES
                                ----------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AnnTaylor Stores Corporation



Date:   September 14, 2001          By: /s/J. Patrick Spainhour
        ------------------          ---------------------------
                                           J. Patrick Spainhour
                                           Chairman and Chief Executive
                                                   Officer




Date:   September 14, 2001          By: /s/James M. Smith
        ------------------          ---------------------
                                           James M. Smith
                                           Senior Vice President,
                                           Chief Financial Officer and
                                            Treasurer