Form 10-Q
period 2001-11-03
TAYLOR ANN STORES CORP
filed 2001-12-14
CIK 874214

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



                                 UNITED STATES
                                 -------------
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q
                                   ---------

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   ------------------------------------------------------------------
      EXCHANGE ACT OF 1934
      --------------------

            FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2001

                                      OR

| |   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
---   ----------  ------  --------  --  -------  ------------------  ----------
      EXCHANGE ACT OF 1934
      --------------------


                        Commission file number 1-10738


                        ANNTAYLOR STORES CORPORATION
                        ----------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                   13-3499319
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


  142 WEST 57TH STREET, NEW YORK, NY                     10019
  ----------------------------------                     -----
(Address of principal executive offices)              (Zip Code)


                                (212) 541-3300
                                --------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___.


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Outstanding as of
        Class                               November 30, 2001
        -----                              -------------------
  COMMON STOCK, $.0068 PAR VALUE               29,172,732



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

================================================================================

                                INDEX TO FORM 10-Q
                                ------------------







                                                                   PAGE NO.
                                                                   --------
   PART I. FINANCIAL INFORMATION
   -----------------------------

      Item 1.Financial Statements

             Condensed Consolidated Statements of Operations
               for the Quarters and Nine Months Ended
               November 3, 2001 and October 28, 2000.................. 3
             Condensed Consolidated Balance Sheets at
               November 3, 2001 and February 3, 2001.................. 4
             Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended November 3, 2001 and
               October 28, 2000....................................... 5
             Notes to Condensed Consolidated Financial Statements..... 6

      Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................... 9


   PART II.OTHER INFORMATION
   -------------------------

      Item 6.Exhibits and Reports on Form 8-K.........................15



================================================================================

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.    FINANCIAL STATEMENTS

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
 FOR THE QUARTERS AND NINE MONTHS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000
                                  (unaudited)


                                        QUARTERS ENDED      NINE MONTHS ENDED
                                      ------------------    -----------------
                                      NOV. 3,    OCT. 28,   NOV. 3,   OCT. 28,
                                        2001       2000      2001       2000
                                      -------    -------    -------    -------
                                      (in thousands except per share amounts)

Net sales ........................   $310,804   $305,876   $928,187   $889,196
Cost of sales ....................    142,929    135,438    448,657    426,354
                                      -------    -------    -------    -------

Gross profit .....................    167,875    170,438    479,530    462,842
Selling, general and
   administrative expenses........    142,212    125,143    413,763    365,308
Amortization of goodwill .........      2,760      2,760      8,280      8,280
                                      -------    -------    -------    -------
Operating income .................     22,903     42,535     57,487     89,254
Interest income ..................        242        464      1,100      1,734
Interest expense .................      1,516      1,899      5,015      5,525
                                      -------    -------    -------    -------
Income before income taxes .......     21,629     41,100     53,572     85,463
Income tax provision .............      9,535     17,223     24,135     36,878
                                      -------    -------    -------    -------
    Net income ...................   $ 12,094   $ 23,877   $ 29,437   $ 48,585
                                      =======    =======    =======    =======

Basic earnings per share
   of common stock ................   $   0.42   $   0.83   $   1.02   $   1.69
                                       =======    =======    =======    =======
Diluted earnings per share
    of common stock ...............   $   0.40   $   0.78   $   1.00   $   1.61
                                       =======    =======    =======    =======


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                      -3-
================================================================================

                            ANNTAYLOR STORES CORPORATION
                            ----------------------------
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       -------------------------------------
                       NOVEMBER 3, 2001 AND FEBRUARY 3, 2001
                                  (unaudited)


                                                    NOV. 3,    FEBRUARY 3,
                                                     2001         2001
                                                   ---------    ---------
                       ASSETS                          (in thousands)
Current assets
  Cash and cash equivalents ....................   $   3,649    $  31,962
  Accounts receivable, net .....................      70,752       57,989
  Merchandise inventories ......................     224,810      170,631
  Prepaid expenses and other current assets ....      54,481       53,227
                                                   ---------    ---------
      Total current assets .....................     353,692      313,809
Property and equipment, net ....................     252,794      220,032
Goodwill, net ..................................     289,340      297,619
Deferred financing costs, net ..................       4,721        4,281
Other assets ...................................      18,250       12,374
                                                   ---------    ---------
      Total assets .............................   $ 918,797    $ 848,115
                                                   =========    =========


            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable .............................   $  72,300    $  65,903
  Accrued salaries and bonus ...................      10,798       12,960
  Accrued tenancy ..............................      10,959        9,800
  Gift certificates and merchandise
   credits redeemable ..........................      14,936       20,375
  Accrued expenses .............................      49,623       30,604
  Current portion of long-term debt ............      15,731        1,400
                                                   ---------    ---------
      Total current liabilities ................     174,347      141,042
Long-term debt, net ............................     117,516      116,210
Deferred lease costs and other liabilities .....      16,456       16,834

Stockholders' equity
  Common stock, $.0068 par value;
      120,000,000 shares authorized;
      32,184,255 and 31,834,088
      shares issued, respectively ..............         219          216
  Additional paid-in capital ...................     484,552      475,393
  Retained earnings ............................     219,530      190,093
  Deferred compensation on
      restricted stock .........................      (3,870)      (1,723)
                                                   ---------    ---------
                                                     700,431      663,979
      Treasury stock at cost,
        3,011,606 and 3,011,519
        shares, respectively ...................     (89,953)     (89,950)
                                                   ---------    ---------
      Total stockholders' equity ...............     610,478      574,029
                                                   ---------    ---------
      Total liabilities and stockholders' equity   $ 918,797    $ 848,115
                                                   =========    =========





       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      -4-
================================================================================

                       ANNTAYLOR STORES CORPORATION
                       ----------------------------
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             -----------------------------------------------
     FOR THE NINE MONTHS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000
                               (unaudited)


                                                       NINE MONTHS ENDED
                                                       -----------------
                                                     NOVEMBER 3,  OCTOBER 28,
                                                        2001         2000
                                                       -------     -------
                                                         (in thousands)
Operating activities:
  Net income ......................................   $ 29,437    $ 48,585
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Provision for loss on accounts receivable .....      1,087         852
    Depreciation and amortization .................     31,330      25,035
    Amortization of goodwill ......................      8,280       8,280
    Non-cash interest .............................      3,021       3,179
    Amortization of deferred compensation .........        998       1,160
    Deferred income taxes .........................      2,025      (2,189)
    Loss on disposal of property and equipment ....      1,502       1,791
    Tax benefit from exercise of stock options ....        793         ---
    Changes in assets and liabilities:
      Receivables .................................    (13,850)    (13,457)
      Merchandise inventories .....................    (54,179)    (74,893)
      Prepaid expenses and other current assets ...     (2,192)      9,871
      Accounts payable ............................      6,397      20,232
      Accrued expenses ............................     12,577      21,385
      Other non-current assets and liabilities, net     (7,350)     (2,095)
                                                       -------     -------
  Net cash provided by operating activities .......     19,876      47,736
                                                       -------     -------
Investing activities:
  Purchases of property and equipment .............    (65,586)    (64,810)
                                                       -------     -------
  Net cash used by investing activities ...........    (65,586)    (64,810)
                                                       -------     -------
Financing activities:
  Net borrowings under revolving credit facility ..     14,250         ---
  Payment of deferred financing costs .............     (1,033)        (45)
  Payments on mortgage ............................     (1,040)       (965)
  Issuance of common stock, net ...................      5,220       2,232
                                                       -------     -------
  Net cash provided by financing activities .......     17,397       1,222
                                                       -------     -------
Net decrease in cash ..............................    (28,313)    (15,852)
Cash and cash equivalents, beginning of period ....     31,962      35,081
                                                       -------     -------
Cash and cash equivalents, end of period ..........   $  3,649    $ 19,229
                                                       =======     =======
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest ........   $  1,522    $  1,563
                                                       =======     =======
  Cash paid during the period for income taxes ....   $ 11,984    $ 28,968
                                                       =======     =======


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

    The results of operations for the Fiscal 2001 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

    The February 3, 2001 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of AnnTaylor Stores Corporation (the "Company").

    Certain Fiscal 2000 amounts have been reclassified to conform to the Fiscal 2001 presentation.

    Detailed footnote information is not included for the quarters and nine months ended November 3, 2001 and October 28, 2000. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation Fiscal 2000 Annual Report to Stockholders.


2.  NET INCOME PER SHARE
    --------------------

    Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted earnings per share assumes the issuance of additional shares of common stock that are issuable by the Company upon the conversion of all potentially dilutive securities. Basic and diluted earnings per share calculations follow:

                             [Tables on next page]

                                      -6-
================================================================================

                          ANNTAYLOR STORES CORPORATION
                          ----------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)



2.  NET INCOME PER SHARE (CONTINUED)
    --------------------------------

                                                              QUARTERS ENDED
                                          -------------------------------------------------------
                                               NOVEMBER 3, 2001            OCTOBER 28, 2000
                                          ------------------------      -------------------------
                                                 (in   thousands, except  per share amounts)

                                                              PER                            PER
                                                             SHARE                          SHARE
                                           INCOME    SHARES  AMOUNT     INCOME    SHARES    AMOUNT
                                          -------    ------   -----     ------    ------    ------
BASIC EARNINGS PER SHARE
------------------------
Income available to common stockholders   $12,094    28,946   $0.42     $23,877    28,791   $ 0.83
                                                               ====                          =====
EFFECT OF DILUTIVE SECURITIES
------------------------------
Stock options and restricted stock ....        --       182                  --       367
Convertible Debentures ................       648     2,404                 671     2,404
                                          -------    ------             -------   -------
DILUTED EARNINGS PER SHARE
--------------------------
Income available to common stockholders   $12,742    31,532   $0.40     $24,548    31,562   $ 0.78
                                          =======    ======    ====     =======   =======    =====

                                                           NINE MONTHS ENDED
                                          -------------------------------------------------------
                                               NOVEMBER 3, 2001             OCTOBER 28, 2000
                                          ------------------------      -------------------------
                                                 (in   thousands, except  per share amounts)

                                                              PER                            PER
                                                             SHARE                          SHARE
                                           INCOME    SHARES  AMOUNT     INCOME    SHARES    AMOUNT
                                          -------    ------   -----     ------    ------    ------
BASIC EARNINGS PER SHARE
------------------------
Income available to common stockholders   $29,437    28,865   $1.02     $48,585    28,754   $ 1.69
                                                               ====                          =====
EFFECT OF DILUTIVE SECURITIES
------------------------------
Stock options and restricted stock ....        --       239                  --       242
Convertible Debentures ................     2,044     2,404               1,984     2,404
                                          -------    ------             -------   -------
DILUTED EARNINGS PER SHARE
--------------------------
Income available to common stockholders   $31,481    31,508   $1.00     $50,569    31,400   $ 1.61
                                          =======    ======    ====     =======   =======    =====


    Options to purchase 1,122,340 and 1,100,340 shares of common stock during the thirteen and thirty-nine weeks ended November 3, 2001, respectively, and 809,250 and 956,170 shares during the thirteen and thirty-nine weeks ended October 28, 2000, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares.

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




3.  LONG-TERM DEBT
    --------------

    The following summarizes long-term debt outstanding at November 3, 2001:

                                                     (in thousands)

       Mortgage........................................ $  1,610
       Net borrowings under revolving credit facility     14,250
       Convertible Debentures, net....................   117,387
                                                         -------
          Total debt .................................   133,247
       Less current portion...........................    15,731
                                                         -------
          Total long-term debt........................  $117,516
                                                        ========


4.  RECENT ACCOUNTING PRONOUNCEMENTS
    --------------------------------

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and clarifies the criteria for recognition of intangible assets separately from goodwill. Management does not believe that the adoption of SFAS 141 will have an impact on the Company's consolidated financial position or consolidated results of operations. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management intends to adopt SFAS 142 in Fiscal
2002, and estimates that it will add approximately $11,000,000 and $0.35 annually to net income and earnings per share, respectively.

    In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses the conditions under which an impairment charge should be recorded related to long-lived assets, other than goodwill, to be held and used, as well as those to be disposed of by sale or otherwise. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management is currently assessing, but has not yet determined, the impact the adoption of SFAS 144 will have on the Company's consolidated financial position or consolidated results of operations.


                                      -8-
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


                                        QUARTERS ENDED    NINE MONTHS ENDED
                                      ------------------  -----------------
                                      NOV. 3,   OCT. 28,  NOV. 3,  OCT. 28,
                                       2001       2000     2001      2000
                                       ----       ----     ----      ----
Number of Stores:
   Open at beginning of period ......   500       430       478       405
   Opened during period .............    33        37        58        67
   Expanded during period*  .........     1         1         6         3
   Closed during period .............     1        --         4         5
   Open at end of period ............   532       467       532       467
Type of Stores Open at End of Period:
   Ann Taylor stores ................                       341       331
   Ann Taylor Loft stores ...........                       178       123
   Ann Taylor Factory Stores ........                        13        13

--------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.


QUARTER ENDED NOVEMBER 3, 2001 COMPARED TO QUARTER ENDED OCTOBER 28, 2000

    The  Company's  net  sales  in the  third  quarter  of  2001  increased  to
$310,804,000 from $305,876,000 in the third quarter of Fiscal 2000, an increase of $4,928,000 or 1.6%. The increase is attributable to the opening of new stores and the expansion of certain existing stores offset by a 10.6% decrease in comparable store sales. Comparable store sales by division for the third quarter ended November 3, 2001 were down 13.5% for Ann Taylor stores and up 0.6% for new concept Ann Taylor Loft stores. The Loft comparable store sales percentage does not include 18 Ann Taylor Loft outlet stores or any AnnTaylor Factory stores. Management believes that the net decrease in comparable store sales was, in part, the result of customer dissatisfaction with certain of the Company's product offerings and merchandise assortment available in Ann Taylor stores in the third quarter of Fiscal 2001. This situation was worsened by an overall reduction in client spending caused by the current economic environment, as well as the impact of the events of September 11, 2001.

    Gross profit as a percentage of net sales decreased to 54.0% in the third quarter of Fiscal 2001 from 55.7% in the third quarter of Fiscal 2000. This decrease was primarily due to higher promotional sales activity, offset in part by higher margin achieved on full price sales at both divisions throughout the quarter.

    Selling, general and administrative expenses represented 45.8% of net sales in the third quarter of Fiscal 2001, compared to 40.9% of net sales in the third quarter of Fiscal 2000. The increase in selling, general, and administrative expenses as a percentage of net sales was primarily attributable to decreased leverage on fixed expenses resulting from negative

                                      -9-
================================================================================
comparable store sales and increases in tenancy and Ann Taylor Loft store operations expenses due to expansion.

    As a result of the foregoing, the Company had operating income of $22,903,000, or 7.4% of net sales, in the third quarter of Fiscal 2001, compared to operating income of $42,535,000, or 13.9% of net sales, in the third quarter of Fiscal 2000. Amortization of goodwill was $2,760,000 in both the third quarter of Fiscal 2001 and the third quarter of Fiscal 2000. Operating income, without giving effect to goodwill amortization in either year, was $25,663,000, or 8.3% of net sales, in the third quarter of Fiscal 2001 and $45,295,000, or 14.8% of net sales, in the third quarter of Fiscal 2000.

    Interest income was $242,000 in the third quarter of Fiscal 2001 compared to $464,000 in the third quarter of Fiscal 2000. The decrease was primarily attributable to lower cash on hand and lower interest rates during the third quarter of Fiscal 2001, compared to the third quarter of Fiscal 2000.

    Interest expense was $1,516,000 in the third quarter of Fiscal 2001 and $1,899,000 in the third quarter of Fiscal 2000. The decrease in interest expense was primarily attributable to a decrease in letter of credit fees and a reduction in amortization of deferred financing costs resulting from the Credit Facility entered into in the first quarter of Fiscal 2001.

    The income tax provision was $9,535,000, or 44.1% of income before income taxes, in the third quarter of Fiscal 2001, compared to $17,223,000, or 41.9% of income before income taxes, in the third quarter of Fiscal 2000. The effective income tax rate for both periods was higher than the statutory rate primarily as a result of non-deductible goodwill amortization.

    As a result of the foregoing factors, the Company had net income of $12,094,000, or 3.9% of net sales, for the third quarter of Fiscal 2001, compared to net income of $23,877,000, or 7.8% of net sales, for the third quarter of Fiscal 2000.

    AnnTaylor   Stores   Corporation   conducts  no  business  other  than  the
management of Ann Taylor.


NINE MONTHS ENDED  NOVEMBER 3, 2001  COMPARED TO NINE MONTHS ENDED  OCTOBER 28,
2000

    The Company's net sales in the first nine months of Fiscal 2001 increased to $928,187,000 from $889,196,000, an increase of $38,991,000, or 4.4%.
Comparable store sales for the first nine months of Fiscal 2001 decreased 9.1% compared to an increase of 1.0% during the same period in Fiscal 2000. Comparable store sales by division were down 11.9 percent for Ann Taylor and

================================================================================
up 2.0 percent for new concept Ann Taylor Loft. The sales increase was primarily attributable to the opening of new stores and the expansion of existing stores offset, in part, by the net decrease in comparable store sales. Management believes that the net decrease in comparable store sales was, in part, the result of customer dissatisfaction with certain of the Company's product offerings and merchandise assortment available in Ann
Taylor stores during the first nine months of Fiscal 2001. An overall reduction in client spending caused by the current economic environment, as well as the impact of the events of September 11, 2001, further contributed to the decrease.

    Gross profit as a percentage of net sales decreased to 51.7% in the first nine months of Fiscal 2001 from 52.0% in the first nine months of Fiscal 2000.

    Selling, general and administrative expenses were 44.6% of net sales in the first nine months of Fiscal 2001, compared to 40.1% of net sales in the first nine months of Fiscal 2000, excluding a pre-tax nonrecurring charge of approximately $8,500,000 or 1.0% of net sales, in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to decreased leverage on fixed expenses resulting from negative comparable store sales and increases in tenancy and Ann Taylor Loft store operations expenses due to expansion.

    As a result of the foregoing, the Company had operating income of $57,487,000, or 6.2% of net sales, in the first nine months of Fiscal 2001, compared to operating income, after taking into account the nonrecurring charge, of $89,254,000, or 10.0% of net sales, in the first nine months of Fiscal 2000. Amortization of goodwill was $8,280,000 in each of the first nine months of Fiscal 2001 and Fiscal 2000. Operating income, without giving effect to goodwill amortization, was $65,767,000, or 7.1% of net sales, in the Fiscal 2001 period and $97,534,000, or 11.0% of net sales, in the Fiscal 2000 period.

    Interest income was $1,100,000 in the first nine months of Fiscal 2001 compared to $1,734,000 in the first nine months of Fiscal 2000. The decrease was primarily attributable to lower cash on hand and lower interest rates during the first nine months of Fiscal 2001, compared to the first nine months of Fiscal 2000.

    Interest expense was $5,015,000 in the first nine months of Fiscal 2001 compared to $5,525,000 in the first nine months of Fiscal 2000. The decrease in interest expense was primarily attributable to a decrease in letter of credit fees and a reduction in amortization of deferred financing costs resulting from the Credit Facility entered into in the first quarter of Fiscal 2001.

================================================================================

    The income tax provision was $24,135,000, or 45.1% of income before income taxes, in the Fiscal 2001 period, compared to $36,878,000, or 43.2% of income before income taxes, in the Fiscal 2000 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

    As a result of the foregoing factors, the Company had net income of $29,437,000, or 3.2% of net sales, for the first nine months of Fiscal 2001, compared to net income of $48,585,000, or 5.5% of net sales, for the first nine months of Fiscal 2000.


FINANCIAL CONDITION

    For the first nine months of Fiscal 2001, net cash provided by operating activities totaled $19,876,000, primarily as a result of earnings, non-cash charges, and increases in accounts payable and accrued liabilities, partially offset by increases in merchandise inventories and accounts receivable. Cash used for investing activities during the first nine months of Fiscal 2001 amounted to $65,586,000, for the purchase of property and equipment. Cash provided by financing activities during the first nine months of Fiscal 2001 amounted to $17,397,000, primarily as a result of net borrowings under the Company's Revolving Credit Facility and the issuance of Company common stock pursuant to employee benefit plans, offset in part by mortgage payments on the Company's distribution center and deferred financing costs.

    Merchandise inventories were $224,810,000 at November 3, 2001, compared to inventories of $170,631,000 at February 3, 2001. Merchandise inventories at November 3, 2001 and February 3, 2001 included approximately $22,216,000 and $33,469,000, respectively, of inventory associated with the Company's sourcing division, which is primarily finished goods in transit from factories. The increase in inventories resulted principally from inventory to support 58 new stores opened since the beginning of the year and increased inventory in anticipation of fourth quarter selling. On a per square foot basis, inventories at the end of the third quarter of Fiscal 2001, excluding inventories attributable to the Company's sourcing division, were down approximately 9% compared to the same period last year.

    At November 3, 2001, there was $14,250,000 in net borrowings outstanding under AnnTaylor's $175,000,000 senior secured revolving credit facility (the "Credit Facility"). Loans outstanding under the Credit Facility at any time may not exceed $75,000,000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified rates against certain eligible assets.

    For Fiscal 2001, the Company's capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment

================================================================================
programs, and the investment in information systems, are expected to total approximately $83,000,000. For the nine months ended November 3, 2001, capital expenditures of $65,586,000 were incurred. During the first nine months of Fiscal 2001, the Company opened 9 new Ann Taylor stores and 49 new Ann Taylor Loft stores. In addition, the Company completed the expansion of 6 existing Ann Taylor stores, closed 2 Ann Taylor Loft Outlet stores and 2 Ann Taylor Factory stores, and converted 2 Ann Taylor Loft Outlet stores to Ann Taylor Factory stores. For the remainder of Fiscal 2001, the Company expects to open one additional Ann Taylor store and 8 additional Ann Taylor Loft stores.

    In order to finance its operations and capital requirements, the Company expects to use internally generated funds, trade credit, and funds available to it under the Revolving Credit Facility. The Company believes that cash flow from operations and funds available under the Revolving Credit Facility are sufficient to enable it to meet its on-going cash needs for its business, as presently conducted, for the foreseeable future.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and clarifies the criteria for recognition of intangible assets separately from goodwill. Management does not believe that the adoption of SFAS 141 will have an impact on the Company's consolidated financial position or consolidated results of operations. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management intends to adopt SFAS 142 in Fiscal
2002, and estimates that it will add approximately $11,000,000 and $0.35 annually to net income and earnings per share, respectively.

    In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses the conditions under which an impairment charge should be recorded related to long-lived assets, other than goodwill, to be held and used, as well as those to be disposed of by sale or otherwise. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management is currently assessing, but has not yet determined, the impact the adoption of SFAS 144 will have on the Company's consolidated financial position or consolidated results of operations.

                                      -13-
================================================================================

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

   Sections of this  Quarterly  Report on Form 10-Q,  including  the  preceding
Management's Discussion and Analysis of Financial Condition and Results of Operation contain various forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements reflect the Company's current expectations concerning future events and actual results may differ materially from current expectations or historical results, any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately customer fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the upper-moderate-priced women's apparel market; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company's Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; acts of war or terrorism in the United States or worldwide; and other factors set fourth in the Company's Form 10-K and all filings with the SEC made by the Company after the filing of the Form 10-K. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.


                                      -14-
================================================================================

                          PART II. OTHER INFORMATION
                          --------------------------



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


                                    ANNTAYLOR STORES CORPORATION



Date:     December 14, 2001         By: /s/J. Patrick Spainhour
     -------------------------          -------------------------------
                                           J. Patrick Spainhour
                                           Chairman and Chief Executive
                                               Officer




Date:     December 14, 2001         By: /s/James M. Smith
     -------------------------          -------------------------------
                                           James M. Smith
                                           Senior Vice President,
                                           Chief Financial Officer and
                                            Treasurer