Form 10-K
period 2002-02-02
TAYLOR ANN STORES CORP
filed 2002-04-04
CIK 874214

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549


                                   FORM 10-K
                                   ---------
(Mark One)

|X| ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ---------------------------------------------------------------------------
    ACT OF 1934.
    ------------

                  FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002


                                      OR
                                      --

|_| TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    ---------------------------------------------------------------------------
    EXCHANGE ACT OF 1934.
    --------------------

                         Commission File No. 1-107384
                         ----------------------------

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


      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  |X|    No  [  ].

      Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   Yes [_]   No |X| .

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 1, 2002 was $1,179,296,764.

      The number of shares of the registrant's common stock outstanding as of March 1, 2002 was 29,316,909.

                     DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant's Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be held on May 2, 2002 are incorporated by reference into Part III.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

================================================================================

                                        PART I
                                        ------



ITEM 1. BUSINESS
----------------

GENERAL

      AnnTaylor Stores Corporation (the "Company"), through its wholly owned subsidiaries, is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold primarily under the "Ann Taylor" and "Ann Taylor Loft" brand names. The Company believes that "Ann Taylor" is a highly recognized national brand that defines a distinct fashion point of view. Ann Taylor merchandise represents classic styles, updated to reflect current fashion trends. The Company's stores offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a total wardrobing strategy. This total wardrobing strategy is reinforced by an emphasis on customer service. Ann Taylor sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the "Ann Taylor look" while reflecting the customers' personal styles. Unless the context indicates otherwise, all references herein to the Company include the Company and its wholly owned subsidiaries.

      As of February 2, 2002, the Company operated 538 retail stores in 42 states, the District of Columbia and Puerto Rico under the names Ann Taylor, Ann Taylor Loft and Ann Taylor Factory Store. The Company's 342 Ann Taylor
stores compete in the "better"-priced market. These stores represent the Company's core merchandise line. Approximately three-quarters of these stores are located in regional malls and upscale specialty retail centers, with the balance located in downtown and village locations. The Company believes that the customer base for its Ann Taylor stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are professional women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

      As of February 2, 2002, the Company operated 186 Ann Taylor Loft stores. Ann Taylor Loft stores compete in the "upper-moderate"-priced market. Ann Taylor Loft is designed for women with a more relaxed lifestyle and work environment, who appreciate the Ann Taylor style but are more price sensitive. Merchandise is created uniquely for these stores and is sold under the Ann Taylor Loft label. The first Ann Taylor Loft stores opened by the Company were located in factory outlet centers. In 1998, the Company began opening Ann Taylor Loft stores outside the factory outlet environment, in regional malls, strip shopping centers and urban and village street locations. At February 2, 2002, 168 Ann Taylor Loft stores were located in these venues. Management believes that Ann Taylor Loft represents a significant opportunity for the Company to compete in the upper-moderate-priced women's apparel market. See "Stores and Expansion", "Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward Looking Disclosures" below.

      As of February 2, 2002, the Company also operated 10 Ann Taylor Factory stores in factory outlet centers. The Company plans to convert all 18 Ann
Taylor Loft outlet stores to Ann Taylor Factory stores during Fiscal 2002. The Ann Taylor Factory outlet stores will then serve as a brand-appropriate clearance vehicle for merchandise from both Ann Taylor and Ann Taylor Loft stores and will also handle an increasing assortment of current season styles created uniquely for these stores and sold under the Ann Taylor Factory store label.

     From time to time, the Company introduces new product categories to its merchandise assortment. The Company believes that product extensions support the Company's total wardrobing strategy and provide existing and new customers with additional reasons to shop at the Company's stores. Product extensions introduced over the last several years include petite sizes in the Company's apparel offerings and fragrance and personal care products in both Ann Taylor

================================================================================
and Ann Taylor Loft stores. In Fiscal 2001, the Company discontinued its line of color cosmetics. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal 2001 Compared to Fiscal 2000".

      In Fiscal 2000, the Company launched anntaylor.com, (the "Online Store") making Ann Taylor merchandise available for direct retail sale to customers over the Internet. The Online Store was designed as an extension of the in-store experience and offers a wide selection of each season's Ann Taylor stores' collection. Although the Company's Online Store did not achieve the expected sales volume during Fiscal 2001, the Company believes that the Online Store further builds the Ann Taylor brand and enhances the Company's relationships with customers, as well as creates the opportunity for sales to new and existing customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal 2001 Compared to Fiscal 2000" for information regarding the asset write-off associated with the Company's Online Store.


MERCHANDISE DESIGN AND PRODUCTION

      Substantially all merchandise offered by the Company's stores is developed by the Company's in-house product design and development teams, which design merchandise exclusively for the Company. The Company's merchandising groups determine inventory needs for the upcoming season, edit the assortments developed by the design teams, plan monthly merchandise flows, and arrange for the production of merchandise by independent manufacturers, either through the Company's sourcing division or through private label specialists.

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

      The Company sources merchandise from approximately 216 manufacturers and vendors, none of which accounted for more than 5% of the Company's merchandise purchases in Fiscal 2001. The Company's merchandise is manufactured in over 25 countries, with approximately 27% of the Company's merchandise manufactured in China, 16% in Korea, 13% in the Philippines, and 9% in Hong Kong. Any event causing a sudden disruption of manufacturing or imports from China, Korea, the Philippines or Hong Kong, including the imposition of additional import restrictions, could have a material adverse effect on the Company's operations. Substantially all of the Company's foreign purchases are negotiated and paid for in U.S. dollars.

      The Company cannot predict whether any of the foreign countries in which its products are currently manufactured or any of the countries in which the Company may manufacture its products in the future will be subject to future or increased import restrictions by the U.S. government, including the likelihood, type or effect of any trade restriction. Trade restrictions, including increased tariffs or quotas, against apparel, footwear or other items sold by the Company could affect the importation of such merchandise generally and could increase the cost or reduce the supply of merchandise available to the Company and adversely affect the Company's business, financial condition, results of operations and liquidity. The Company's merchandise flow may also be adversely affected by financial or political instability in any of the countries in which its goods are manufactured or acts of war or terrorism in the United States or worldwide, if it affects the production, shipment or receipt of merchandise from such countries. Merchandise flow may also be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds.

      The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. The Company believes it has a good relationship with its suppliers and that, subject to the discussion above, there will continue to be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

                                      -2-
================================================================================

INVENTORY CONTROL AND MERCHANDISE ALLOCATION

      The Company's planning departments analyze each store's size, location, demographics, and sales and inventory history to determine the quantity of merchandise to be purchased for and the allocation of merchandise to the Company's stores. Upon receipt, merchandise is allocated to achieve an emphasis that is suited to each store's customer base.

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

      In Fiscal 2001, inventory turned 4.7 times compared to 4.9 times in Fiscal 2000 and 4.8 times in Fiscal 1999. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and the end of the period, excluding inventory associated with the Company's sourcing division. Sourcing division inventory consists principally of finished goods in transit from factories.

      The Company's comprehensive merchandising information system, implemented in Fiscal 2000, provides improved systems support for the Company's merchandising functions. This system serves as the Company's central source of information regarding merchandise items, inventory management, purchasing, replenishment, receiving and distribution.

      The Company uses a centralized distribution system, under which nearly all merchandise is distributed to the Company's stores through its distribution center, located in Louisville, Kentucky. See "Information Systems" and "Properties". Merchandise is shipped by the distribution center to the Company's stores several times each week.


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

      As of February 2, 2002, the Company operated 538 stores throughout the United States, the District of Columbia and Puerto Rico, of which 342 were Ann Taylor stores, 186 were Ann Taylor Loft stores, and 10 were Ann Taylor Factory Stores.

      The average Ann Taylor store is approximately 5,000 square feet in size. The Company also has three flagship Ann Taylor stores in New York City, San Francisco and Chicago, which represent the fullest assortment of Ann Taylor merchandise. In Fiscal 2001, the Company opened 10 Ann Taylor stores that averaged approximately 4,700 square feet. In Fiscal 2002, the Company plans to open approximately 7 Ann Taylor stores, which are expected to average approximately 4,800 square feet.

                                      -3-
================================================================================

      Ann Taylor Loft stores that are located in factory outlet centers average approximately 9,000 square feet. Ann Taylor Loft stores that are located in regional malls, strip shopping centers and urban and village street locations average approximately 6,000 square feet. In Fiscal 2001, the Company opened 57 Ann Taylor Loft stores that averaged approximately
6,200 square feet. In Fiscal 2002, the Company expects to open approximately 38 Ann Taylor Loft stores, primarily in regional malls, life style centers, shopping centers and street locations. These stores are expected to average approximately 5,600 square feet.

      The Company's 10 Ann Taylor Factory Stores, located in factory outlet centers, average 8,000 square feet. As mentioned above, the Company plans to convert all Ann Taylor Loft outlet stores to Ann Taylor Factory stores during Fiscal 2002.

      The Company's stores typically have approximately 20% of their total square footage allocated to stockroom and other non-selling space.

      The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor stores ("ATS"), Ann Taylor Factory Stores ("ATFS") and Ann Taylor Loft stores ("ATL") over the past five years:



       TOTAL STORES                    NO.      NO.
         OPEN AT      NO. STORES     STORES   STORES
        BEGINNING   OPENED DURING   EXPANDED  CLOSED         NO. STORES OPEN
        OF           FISCAL YEAR     DURING   DURING          AT END OF
FISCAL  FISCAL      ------------     FISCAL   FISCAL          FISCAL YEAR
YEAR    YEAR        ATS ATFS  ATL    YEAR(A)  YEAR(A)  ATS  ATFS(B) ATL(B) TOTAL
----  -----------   --- ----  ---    ------   ------   ---  ------  -----  ----
1997..... 309        27  ---  ---     9         12     283    14      27    324
1998..... 324        26  ---   19     8          4     306    13      46    365
1999..... 365        18  ---   29     8          7     319    11      75    405
2000..... 405        18  ---   63     4          8     332    13     133    478
2001..... 478        10  ---   57     6          7     342    10     186    538
____________

(a) All stores expanded and all stores closed were ATS stores, except that in 2001, five stores closed were ATFS stores, and two stores closed were ATL stores; in 2000, two stores closed were ATL stores and one store closed was an ATFS store; in 1998 one store closed was an ATFS store; and in 1997 nine of the Company's former Ann Taylor Studio shoe stores closed. In addition, two stores closed in 2000 and four stores closed in 1999 were ATS stores that were replaced in the same locations with new ATL stores.

(b) In 2001 and 2000, two and three ATL stores located in factory outlet malls were converted to ATFS stores, respectively.


      The Company believes that its existing store base is a significant strategic asset of its business. Ann Taylor stores are located in some of the most productive retail centers in the United States. In addition, the Company believes that it is among the tenants most highly desired by real estate developers because of its strong Ann Taylor brand franchise and its high average sales per square foot productivity ($452 per square foot in Fiscal 2001) relative to other specialty apparel retailers.

      The Company has invested approximately $180 million in its store base since the beginning of Fiscal 1997; approximately 56% of its stores are either new or have been remodeled, as a result of an expansion or relocation, in the last five years.

      The Company's Fiscal 2001 real estate expansion plan resulted in an increase in the Company's total store square footage of approximately 362,000 square feet (net of store closings), or 13.4%, from approximately 2,695,000 square feet at the end of Fiscal 2000 to approximately 3,057,000 square feet at the end of Fiscal 2001. In Fiscal 2002, the Company intends to increase store square footage by approximately 246,000 square feet, or 8.0%, representing approximately 7 new Ann Taylor stores, the expansion or relocation of approximately one existing Ann Taylor store, and approximately 38 new Ann Taylor Loft stores.

                                      -4-
================================================================================

      Capital expenditures for the Company's Fiscal 2001 store expansion program, net of landlord construction allowances, totaled approximately $52.4 million, including expenditures for store refurbishing and store refixturing. The Company expects that capital expenditures for its Fiscal 2002 store expansion program, net of landlord construction allowances, will be approximately $33.2 million, including expenditures for store refurbishing and refixturing.

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


INFORMATION SYSTEMS

      In Fiscal 2000, the Company implemented its core merchandising information system referred to above under "Inventory Control and Merchandise Allocation". In Fiscal 2001, the Company completed the renovation project at its distribution center, located in Louisville, Kentucky, to optimize physical capacity and decrease the amount of time it takes to get merchandise to the stores. During this project, the Company replaced the software of the sorting equipment to provide for greater operational stability of the equipment  and improved  accuracy of product  distribution.  Additionally,  the
Company  implemented  a  warehouse   management  system  which  integrates  the
receiving, picking, sorting, packing and shipping systems. This allows the work to be more effectively managed in the distribution center. The integration of the receiving system in the warehouse management system with the core merchandising system establishes the platform for future receiving enhancements.


CUSTOMER CREDIT

      Customers may pay for merchandise with cash, personal checks, the Ann Taylor credit card, or credit cards issued by third parties. Credit card sales were 84.4% of net sales in Fiscal 2001, 83.9% of net sales in Fiscal 2000, and 80.5% of net sales in Fiscal 1999. In Fiscal 2001, 12.2% of net sales were made with the Ann Taylor credit card, and 72.2% were made with third-party credit cards. As of February 2, 2002, the Company's Ann Taylor credit card accounts receivable totaled $55,412,000, net of allowance for doubtful accounts. Accounts written off in Fiscal 2001 were approximately $1,501,000, or 0.1% of net sales.

      On  February  4, 2002,  the  Company  sold its  proprietary  credit  card portfolio to World Financial Network National Bank (the "Bank") and contracted with Alliance Data Systems Corporation ("ADS"), the Bank's affiliated servicer, to provide private label credit card services to proprietary Ann Taylor credit card customers. The Company believes that having ADS provide these services rather than continuing to handle this program in-house will further strengthen the Company's relationship with its clients and aid in the growth of the Ann Taylor credit card. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


BRAND BUILDING AND MARKETING

      The Company believes that its Ann Taylor brand is among its most important assets. The ability of the Company to evolve its brand continuously to appeal to the changing needs and priorities of its target customer base is a key source of competitive advantage. All aspects of brand development, including product design, store merchandising and shopping environments, channels of distribution, and marketing and advertising, are controlled by the Company. The Company continues to invest in the development of its brand through, among other things, client research, advertising, in-store marketing, direct mail marketing, and its internet presence. The Company also makes investments to enhance the client experience through the opening of new stores, the expansion and remodeling of existing stores, and a focus on client service.


                                   -5-
================================================================================

      The Company believes it is strategically important to communicate on a regular basis directly with its current customer base and with potential customers, through national and regional advertising, as well as through direct mail marketing and in-store presentation. Marketing expenditures as a percentage of sales were 2.4% in Fiscal 2001, 2.5% in Fiscal 2000 and 2.4% in Fiscal 1999.


TRADEMARKS AND SERVICE MARKS

      The "AnnTaylor" and "AnnTaylor Loft" trademarks are registered with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. The Company's rights in the "AnnTaylor" mark are a significant part of the Company's business, as the Company believes its trademark is well known in the women's retail apparel industry. Accordingly, the Company intends to maintain its "AnnTaylor" mark and related registrations and vigorously protect its trademarks against infringement.


COMPETITION

      The  women's  retail  apparel   industry  is  highly   competitive.   The
Company's stores compete with certain departments in national or local department stores, and with other specialty store chains, independent retail stores, catalog and internet businesses that offer similar categories of merchandise. The Company believes that its focused merchandise selection, exclusive fashions, personalized service, wardrobing advice and convenience distinguish it from other apparel retailers. Many of the Company's competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company and there is no assurance that the Company will be able to compete successfully with them in the future. In addition, the Company has only limited experience in the "upper-moderate"-priced category, and existing competitors may have significantly greater brand recognition among this customer segment than the Company. Further, certain of the Company's competitors have established presence on and greater experience with the Internet.


EMPLOYEES

      As of February 2, 2002, the Company had approximately 9,500 employees, of whom 2,600 were full-time salaried employees, 1,900 were full-time hourly employees and 5,000 were part-time hourly employees working less than 30 hours per week. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is good.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections of this annual report on Form 10-K contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately customer fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the upper-moderate-priced women's apparel market; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company's Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; acts

                                      -6-
================================================================================
of war or terrorism in the United States or worldwide; and other factors that materially or adversely affect the Company's financial condition. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward-Looking Disclosures".


ITEM 2. PROPERTIES

      As of February 2, 2002, the Company operated 538 stores, all of which were leased. The store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods, and grant the Company the right to extend the term for one or two additional five-year periods. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. Most of the leases also require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of the Company's leases, including renewal options, expire as follows:

                FISCAL YEARS LEASE           NUMBER OF
                   TERMS EXPIRE               STORES
                   ------------               ------

                   2002 - 2004................. 55
                   2005 - 2007.................140
                   2008 - 2010.................202
                   2011 and later..............141

      Ann Taylor leases corporate offices at 142 West 57th Street in New York City, containing approximately 143,000 square feet and approximately 93,000 square feet of office space at 1372 Broadway in New York City. The leases for these premises expire in 2006 and 2010, respectively. The Company also leases office space in New Haven, Connecticut, containing approximately 39,000 square feet. This lease expires in October 2004.

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


ITEM 3. LEGAL PROCEEDINGS

      The Company settled the purported class action lawsuit pending in the United States District Court for the Southern District of New York against the Company, its wholly owned subsidiary and certain former officers and directors. Finalization of the settlement is subject to Court approval. The complaint alleged that the defendants made false and misleading statements about the Company and its subsidiary from February 3, 1994 through May 4, 1995. The net cost to the Company, after application of insurance proceeds, will be approximately $3.3 million. The decision to settle this action was not an admission of any wrongdoing, but reflected the significant legal fees, other expenses and management time that would have to be devoted to continue to vigorously defend it in the courts.

      The Company is also a party to routine litigation incident to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial position, consolidated results of operations, or liquidity of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                      -7-
================================================================================

                                    PART II




ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is listed and traded on the New York Stock Exchange under the symbol ANN. The number of holders of record of common stock at March 1, 2002 was 564. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange during Fiscal 2001 and Fiscal 2000.

                                                 Market  Price
                                                  High    Low
                                                  ----    ---
        FISCAL YEAR 2001
         Fourth quarter........................ $39.35   $23.80
         Third quarter.........................  35.70    21.10
         Second quarter........................  39.29    29.25
         First quarter.........................  30.90    23.25
        FISCAL YEAR 2000
         Fourth quarter........................ $39.38   $18.25
         Third quarter.........................  44.88    24.75
         Second quarter........................  39.38    19.13
         First quarter.........................  28.63    15.00


      The Company has never paid cash dividends on the common stock and does not intend to pay cash dividends in the foreseeable future. As a holding company, the Company's ability to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries, including the Company's direct wholly owned subsidiary AnnTaylor, Inc. ("Ann Taylor"). The payment of dividends by Ann Taylor to the Company is subject to certain restrictions under Ann Taylor's Credit Facility described below under "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources". The payment of cash dividends on the common stock by the Company is also subject to certain restrictions contained in the Company's guarantee of Ann Taylor's obligations under the Credit Facility. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's consolidated results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.


ITEM 6. SELECTED FINANCIAL DATA

      The following historical consolidated income statement and consolidated balance sheet information has been derived from the audited consolidated financial statements of the Company. The Company's consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 and consolidated balance sheets as of February 2, 2002 and February 3, 2001, as audited by Deloitte & Touche llp, independent auditors, appear elsewhere in this document. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company included elsewhere in this document. All references to years are to the fiscal year of the Company, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below had 52 weeks, except the fiscal year ended February 3, 2001 which had 53 weeks.


                                   -8-
================================================================================

                                                                         FISCAL YEARS ENDED
                                                   -------------------------------------------------------------------------
                                                      FEB. 2,         FEB. 3,       JAN. 29,       JAN. 30,       JAN. 31,
                                                       2002            2001            2000          1999           1998
                                                   -----------     -----------     -----------    -----------    -----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SQUARE FOOT DATA AND PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT INFORMATION:


Net sales ......................................   $ 1,299,573     $ 1,232,776     $ 1,084,519    $   911,939    $   781,028
Cost of sales ..................................       651,808         622,036         536,014        455,724        411,756
                                                   -----------     -----------     -----------    -----------    -----------
Gross profit ...................................       647,765         610,740         548,505        456,215        369,272
Selling, general and administrative expenses ...       576,584         501,460         414,315        350,522        308,780
Retirement of assets (a)  ......................           ---             ---             ---           3,633           ---
Amortization of goodwill (b) ...................        11,040          11,040          11,040         11,040         11,040
                                                   -----------     -----------     -----------    -----------    -----------
Operating income ...............................        60,141          98,240         123,150         91,020         49,452
Interest income ................................         1,390           2,473           4,378          2,241          1,157
Interest expense (c) ...........................         6,869           7,315          11,814         20,358         21,146
                                                   -----------     -----------     -----------    -----------    -----------
Income before income taxes and
extraordinary loss .............................        54,662          93,398         115,714         72,903         29,463
Income tax provision ...........................        25,557          41,035          50,221         33,579         17,466
                                                   -----------     -----------     -----------    -----------    -----------
Income before extraordinary loss ...............        29,105          52,363          65,493         39,324         11,997
Extraordinary loss (d) .........................           ---             ---             962            ---            173
                                                   -----------     -----------     -----------    -----------    -----------
Net income .....................................   $    29,105     $    52,363     $    64,531    $    39,324    $    11,824
                                                   ===========     ===========     ===========    ===========    ===========
Basic earnings per share before
  extraordinary loss............................   $      1.01     $      1.83     $      2.25    $      1.53    $      0.47
Extraordinary loss per share (d) ...............           ---             ---            0.03            ---           0.01
                                                   -----------     -----------     -----------    -----------    -----------
Basic earnings per share.......................    $      1.01     $      1.83     $      2.22    $      1.53    $      0.46
                                                   ===========     ===========     ===========    ===========    ===========
Diluted earnings per share before
  extraordinary loss............................   $      1.00     $      1.76     $      2.08    $      1.44    $      0.47
Extraordinary loss per share (d) ...............           ---             ---            0.03            ---           0.01
                                                   -----------     -----------     -----------    -----------    -----------
Diluted earnings per share .....................   $      1.00     $      1.76     $      2.05    $      1.44    $      0.46
                                                   ===========     ===========     ===========    ===========    ===========
Weighted average shares outstanding (in 000s) ..        28,883          28,608          29,021         25,715         25,628
Weighted average shares outstanding,
assuming dilution (in 000s) ....................        31,511          31,221          32,849         31,006         25,693

CONSOLIDATED OPERATING INFORMATION:
Percentage increase (decrease) in comparable
  store sales (e) ..............................          (6.1)%          (0.5)%           8.4%           7.9%          (5.5)%
Net sales per gross square foot (f) ............   $       452     $       496     $       502    $       474    $       445
Number of stores:
Open at beginning of period ....................           478             405             365            324            309
Opened during the period .......................            67              81              47             45             27
Expanded during the period .....................             6               4               8              8              9
Closed during the period .......................             7               8               7              4             12
Open at the end of the period ..................           538             478             405            365            324
Total store square footage at end of period ....     3,057,000       2,695,000       2,280,000      2,038,000      1,808,000
Capital expenditures............................   $    83,693     $    83,310     $    53,409    $    45,131    $    22,945
Depreciation and amortization including
goodwill (b)....................................   $   54,569      $    46,073     $    41,387    $    39,823    $    38,843
Working capital turnover (g) ...................          7.2x             7.6x            6.8x           6.3x           6.5x
Inventory turnover (h) .........................          4.7x             4.9x            4.8x           5.0x           5.1x

CONSOLIDATED BALANCE SHEET INFORMATION
 (AT END OF PERIOD):
Working capital (i)...... .......................  $   189,239     $   172,767     $   151,368    $   168,708    $   122,181
Goodwill, net (b) ...............................      286,579         297,619         308,659        319,699        330,739
Total assets ....................................      882,986         848,115         765,117        775,417        683,661
Total debt ......................................      119,530         117,610         115,785        105,157        106,276
Preferred securities ............................          ---             ---             ---         96,624         96,391
Stockholders' equity ............................      612,129         574,029         515,622        432,699        384,107


                                          (Footnotes on following page)

                                      -9-
================================================================================

(Footnotes  for  preceding  page.   Unless   otherwise  noted,  all  per  share
information is presented on a diluted basis.)



(a) A charge of $3,633,000 ($2,180,000, or $0.07 per share, net of income tax benefit) was recorded in Fiscal 1998 for the retirement of certain assets in connection with the renovation of the Company's corporate offices.

(b) The Company acquired Ann Taylor in a leveraged buyout in 1989. As a result of that transaction, $380,250,000, representing the excess of the allocated purchase price over the fair value of the Company's net assets, was recorded as goodwill and has been amortized on a straight-line basis through the end of Fiscal 2001 using an assumed 40 year life. In addition, as a result of the September 1996 acquisition of the operations that became the Company's sourcing division, the Company recorded goodwill of $38,430,000 that has been amortized on a straight-line basis through the end of Fiscal 2001 using an assumed 25 year life. The Company will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" beginning in Fiscal 2002, which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment. In connection with this, the Company has determined that the carrying value of its goodwill at February 2, 2002 is not impaired.

(c) Includes non-cash interest expense of $4,140,000,  $4,247,000,  $3,026,000,
    $1,290,000,  and  $1,419,000,  in Fiscal 2001,  2000,  1999, 1998 and 1997,
    respectively, from amortization of deferred financing costs and, in Fiscal 1999, 2000, and 2001, accretion of original issue discount.

(d) In Fiscal 1999, Ann Taylor incurred an extraordinary loss of $1,603,000 ($962,000, or $0.03 per share, net of income tax benefit) in connection with the redemption of its outstanding 8-3/4% Subordinated Notes due 2000. In Fiscal 1997, Ann Taylor incurred an extraordinary loss of $303,000 ($173,000, or $0.01 per share, net of income tax benefit), in connection with the prepayment of the outstanding balance of a term loan.

(e) Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store. In addition, in a year with 53 weeks, sales in the last week of that year are not included in determining comparable store sales; therefore, comparable store sales for Fiscal 2000 reflect a 52-week period.

(f) Net sales per gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

(g) Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.

(h) Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the Company's sourcing division). Effective
    February 1, 1998, the Company elected to change its method of inventory valuation to the average cost method. The cumulative effect of this accounting change on February 1, 1998 was not material. The effect of this accounting change on Fiscal 1998 net income was an increase of $1,272,000, or $0.04 per share on a diluted basis. It is not possible to determine the effect of the change on income in any previously reported fiscal years as no cost information was available.

(i) Includes current portion of long-term debt of $1,250,000, $1,400,000, $1,300,000, $1,206,000 and $1,119,000, in Fiscal 2001, 2000, 1999, 1998
    and 1997, respectively.

                                      -10-
================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

      The following table sets forth certain sales and store data for the periods indicated:


                                                            FISCAL YEAR
                                              -------------------------------------------
                                                  2001            2000          1999
                                              -----------     -----------     -----------
                                              (52 weeks)       (53 weeks)     (52 weeks)
Net sales ($000) ..........................   $ 1,299,573     $ 1,232,776     $ 1,084,519
Total net sales increase
    percentage (52-week basis) ............           6.8%           12.2%           18.9%
Comparable store sales increase
  (decrease) percentage (52-week basis) ...          (6.1)%          (0.5)%           8.4%
Net sales per average gross square foot ...   $       452     $       496     $       502
Total store square footage at end of period     3,057,000       2,695,000       2,280,000
Number of:
  New stores ..............................            67              81              47
  Expanded stores .........................             6               4               8
  Closed stores ...........................             7               8               7
Total stores open at end of period ........           538             478             405


      The Company's net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been higher than in the other quarters. As a result, the Company has not had significant overhead and other costs generally associated with large seasonal variations.


RESULTS OF OPERATIONS

      The following table sets forth consolidated income statement data expressed as a percentage of net sales for the periods indicated:

                                          FISCAL YEAR
                                     -----------------------
                                      2001     2000     1999
                                     -----    -----    -----
Net sales ......................     100.0%   100.0%   100.0%
Cost of sales ..................      50.2     50.5     49.4
                                     -----    -----    -----
    Gross profit ...............      49.8     49.5     50.6
Selling, general and
  administrative expenses ......      44.4     40.7     38.2
Amortization of goodwill .......       0.8      0.9      1.0
                                     -----    -----    -----
    Operating income ...........       4.6      7.9     11.4
Interest income ................       0.1      0.2      0.4
Interest expense ...............       0.5      0.6      1.1
                                     -----    -----    -----
Income before income taxes
  and extraordinary loss .......       4.2      7.5     10.7
Income tax provision ...........       2.0      3.3      4.6
                                     -----    -----    -----
Income before extraordinary loss       2.2      4.2      6.1
Extraordinary loss .............        --       --      0.1
                                     -----    -----    -----
Net income .....................       2.2%     4.2%     6.0%
                                     =====    =====    =====


                                      -11-
================================================================================

FISCAL 2001 COMPARED TO FISCAL 2000

      The Company's net sales increased to $1,299,573,000 over $1,232,776,000 in Fiscal 2000, an increase of $66,797,000, or 5.4%. Comparable store sales for Fiscal 2001 decreased 6.1%, compared to a decrease of 0.5% in Fiscal 2000. Total sales for Fiscal 2001 were up 6.8% from $1,216,808,000 for the 52-week period ended January 27, 2001. The sales increase was primarily attributable to the opening of new stores and the expansion of existing stores, partially offset by the decrease in comparable store sales in Fiscal 2001. Management believes that the decrease in comparable store sales was, in part, the result of customer dissatisfaction with certain of the Company's product offerings and merchandise assortment available in Ann Taylor stores in the Spring 2001 season. Sales were also impacted by an overall reduction in client spending caused by the current economic environment, as well as the impact of the events of September 11, 2001.

      Gross margin as a percentage of net sales, excluding certain nonrecurring expenses described below, increased to 50.2% in Fiscal 2001 from 49.5% in Fiscal 2000. The increase in gross margin reflects higher margins achieved on full price and non-full price sales at both divisions, offset, in part, by higher promotional sales activity in Fiscal 2001 compared to the prior year. In addition, during the fourth quarter of Fiscal 2001, the Company incurred a pre-tax nonrecurring charge of approximately $17,000,000. Approximately $4,100,000 of this charge affected gross margin, and related to the inventory write-off associated with the discontinuation of the Ann Taylor cosmetics line, and inventory costs associated with canceling certain Fall 2001 and Spring 2002 merchandise orders. The remaining $12,900,000 were additional selling, general and administrative costs, as further discussed below. After taking these nonrecurring charges into account, gross margin, as a percentage of sales, was 49.8%.

      Selling, general and administrative expenses, excluding certain nonrecurring expenses described below, were $563,658,000, or 43.4% of net sales, in Fiscal 2001, compared to $490,760,000, or 39.8% of net sales, in Fiscal 2000. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to decreased leverage on fixed expenses resulting from negative comparable store sales, and increases in tenancy and Loft store operations expenses due to expansion. Of the $17,000,000 pre-tax nonrecurring charge discussed above, approximately
$12,900,000 represented increased selling, general and administrative costs. Approximately $7,200,000 of the nonrecurring charge related to the write-down of certain anntaylor.com assets, based upon projected cash flows, which were not deemed adequate to support the carrying value of the assets associated with this ongoing business. An additional $3,300,000 related to the cost, net of insurance proceeds, of settling a class action lawsuit (see Item 3 - "Legal Proceedings"). The remaining $2,400,000 represented the write-off of certain fixed assets related to the discontinuation of the Ann Taylor cosmetics line, and severance costs associated with reductions made in the Company's store and home office workforce. After taking these nonrecurring charges into account, selling, general and administrative expenses, as a percentage of net sales, were 44.4%. During the first quarter of Fiscal 2000, the Company incurred a pre-tax nonrecurring charge of approximately $8,500,000 in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value. In the fourth quarter of Fiscal 2000, the Company recorded a nonrecurring pre-tax charge of $2,200,000 relating to the costs of the Company's obligations under a former executive's employment contract with the Company, in connection with the executive's resignation in January 2001. After taking these nonrecurring charges into account, selling, general and administrative expenses for Fiscal 2000, as a percentage of sales, were 40.7%.

      Operating income decreased to $60,141,000, or 4.6% of net sales, in Fiscal 2001, from $98,240,000, or 7.9% of net sales, in Fiscal 2000. Amortization of goodwill was $11,040,000, or 0.8% of net sales, in Fiscal 2001, compared to $11,040,000, or 0.9% of net sales, in Fiscal 2000. Operating income without giving effect to such amortization was $71,181,000, or 5.4% of net sales, in Fiscal 2001 and $109,280,000, or 8.8% of net sales, in Fiscal 2000.

      Interest income was $1,390,000 in Fiscal 2001, compared to $2,473,000 in Fiscal 2000. The decrease was primarily attributable to lower cash on hand and lower interest rates during Fiscal 2001 compared to Fiscal 2000.

                                      -12-
================================================================================

      Interest  expense was  $6,869,000 in Fiscal 2001,  compared to $7,315,000
in  Fiscal  2000.  The  weighted   average   interest  rate  on  the  Company's
outstanding indebtedness at February 2, 2002 was 3.75%.

      The income tax provision was $25,557,000, or 46.8% of income before income taxes in Fiscal 2001, compared to $41,035,000, or 43.9% of income before income taxes in Fiscal 2000. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

      As a result of the foregoing factors, the Company had net income of $29,105,000, or 2.2% of net sales, for Fiscal 2001, compared to net income of $52,363,000, or 4.2% of net sales, for Fiscal 2000.


FISCAL 2000 COMPARED TO FISCAL 1999

      The Company's net sales increased to $1,232,776,000 over $1,084,519,000 in Fiscal 1999, an increase of $148,257,000, or 13.7%. Comparable store sales for Fiscal 2000 decreased 0.5%, compared to an increase of 8.4% in Fiscal 1999. Total sales for the 52-week period ended January 27, 2001 were up 12.2% to $1,216,808,000, compared to the same period in Fiscal 1999. The sales increase was primarily attributable to the opening of new stores and the expansion of existing stores, partially offset by a net decrease in comparable store sales in Fiscal 2000. Management believes that the decrease in comparable store sales was the result of customer dissatisfaction with certain of the Company's product offerings and merchandise assortment in the Fall 2000 season.

      Gross profit as a percentage of net sales decreased to 49.5% in Fiscal 2000 from 50.6% in Fiscal 1999. This decrease in gross margin reflects a higher markdown rate on goods sold below full price and the sale of a greater amount of goods below full price as a percentage of sales, most significantly in the fourth quarter of Fiscal 2000, compared to the prior year. These decreases were offset, in part, by higher gross margins achieved on
merchandise   that  was  sold  at  full   price,   attained   through   ongoing
efficiencies achieved through continued improvements in the Company's sourcing, merchandising, and inventory processes.

      Selling, general and administrative expenses, excluding certain nonrecurring expenses described below, were $490,760,000, or 39.8% of net sales, in Fiscal 2000, compared to $414,315,000, or 38.2% of net sales, in
Fiscal 1999. Selling, general and administrative expenses for Fiscal 2000 included approximately $10,300,000 of expenses related to the development of the Company's Online Store, which commenced during Fiscal 2000. Selling, general and administrative expenses as a percentage of net sales also reflected increases in tenancy expenses and increases in Ann Taylor Loft store operations expenses, offset by a decrease in the provision for management performance bonus expense. During the first quarter of Fiscal 2000, the Company incurred a pre-tax nonrecurring charge of approximately $8,500,000 in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value. In the fourth quarter of Fiscal 2000, the Company recorded a nonrecurring pre-tax charge of $2,200,000 relating to the estimated costs of the Company's obligations under a former executive's employment contract with the Company, in connection with the executive's resignation in January 2001. After taking these nonrecurring charges into account, selling, general and administrative expenses, as a percentage of sales, were 40.7%.

      Operating income decreased to $98,240,000, or 7.9% of net sales, in Fiscal 2000, from $123,150,000, or 11.4% of net sales, in Fiscal 1999. Amortization of goodwill was $11,040,000, or 0.9% of net sales, in Fiscal 2000, compared to $11,040,000, or 1.0% of net sales, in Fiscal 1999. Operating income without giving effect to such amortization was $109,280,000, or 8.8% of net sales, in Fiscal 2000 and $134,190,000, or 12.4% of net sales, in Fiscal 1999.

      Interest income was $2,473,000 in Fiscal 2000, compared to $4,378,000 in Fiscal 1999. The decrease was primarily attributable to decreased cash on hand in Fiscal 2000 resulting from the execution by the Company, in the second half of Fiscal 1999, of the securities repurchase program described below under "Liquidity and Capital Resources".

================================================================================

      Interest expense was $7,315,000 in Fiscal 2000, compared to $11,814,000 in Fiscal 1999. The decrease in interest expense was primarily attributable to the net reduction in the Company's outstanding long-term debt and other obligations, and a decrease in the interest rate borne by the Company's remaining outstanding long-term debt. During the second quarter of Fiscal 1999, a subsidiary of the Company redeemed its 8-1/2% Company Obligated Mandatorily Redeemable Convertible Preferred Securities ("preferred securities"), and AnnTaylor, Inc., a wholly owned subsidiary of the Company ("Ann Taylor"), redeemed its 8-3/4% Subordinated Notes Due 2000 ("8-3/4% Notes"). These redemptions were completed using, in part, the proceeds from the issuance by the Company, also during the second quarter of Fiscal 1999, of its deep discount Convertible Subordinated Debentures due 2019 ("Convertible Debentures"), which bear interest at a rate of 3.75% per annum. The weighted average interest rate on the Company's outstanding indebtedness at February 3, 2001 was 3.79%.

      The income tax provision was $41,035,000, or 43.9% of income before income taxes in Fiscal 2000, compared to $50,221,000, or 43.4% of income before income taxes and extraordinary loss in Fiscal 1999. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

      As a result of the foregoing factors, the Company had net income of $52,363,000, or 4.2% of net sales, for Fiscal 2000, compared to net income of $64,531,000, or 6.0% of net sales, for Fiscal 1999.


CHANGES IN FINANCIAL POSITION

      Accounts receivable increased to $65,296,000 at the end of Fiscal 2001 from $57,989,000 at the end of Fiscal 2000, an increase of $7,307,000, or 12.6%. This increase was primarily attributable to an increase of $6,083,000 in trade accounts receivable.

      Merchandise inventories increased to $180,117,000 at February 2, 2002 from $170,631,000 at February 3, 2001, an increase of $9,486,000, or 5.6%.
Merchandise inventories at February 2, 2002 and February 3, 2001 included approximately $37,558,000 and $33,469,000, respectively, of inventory associated with the Company's sourcing division, which is principally finished goods in transit from factories. The increase in merchandise inventories is primarily due to inventory purchased to support 67 new stores opened since the beginning of the year. Total store square footage increased to approximately 3,057,000 square feet at February 2, 2002 from approximately 2,695,000 square feet at February 3, 2001. Merchandise inventory on a per-square-foot basis, excluding inventory associated with the Company's sourcing division, was approximately $47 at the end of Fiscal 2001, compared to $51 at the end of Fiscal 2000. Inventory turned 4.7 times in Fiscal 2001, compared to 4.9 times in Fiscal 2000, excluding inventory associated with the Company's sourcing division. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the sourcing division).

      Accounts payable decreased to $59,482,000 at the end of Fiscal 2001 from $65,903,000 at the end of Fiscal 2000, a decrease of $6,421,000, or 9.7%.
The decrease in accounts payable is primarily due to the timing of payments at the end of Fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company's liquidity:

                                                 FISCAL YEAR
                                            -------------------------
                                            2001       2000      1999
                                            ----       ----      ----
                                             (DOLLARS IN THOUSANDS)

Cash provided by operating activities..  $ 78,579   $ 77,422   $101,782
Working capital .......................  $189,239   $172,767   $151,368
Current ratio .........................    2.39:1     2.22:1     2.26:1
Debt to equity ratio ..................     .20:1      .20:1      .22:1

================================================================================

      Cash provided by operating activities in Fiscal 2001, as presented on the consolidated statements of cash flows, primarily resulted from earnings, noncash charges, and a decrease in prepaid expenses and other current assets, partially offset by increases in accounts receivable and inventory and decreases in accounts payable and accrued liabilities.

      On April 30, 2001, Ann Taylor entered into an Amended and Restated $175,000,000 senior secured revolving Credit Facility (the "Credit Facility") with Bank of America N.A. and a syndicate of lenders. This Credit Facility was further amended on December 20, 2001 to adjust certain ratio provisions, and amend certain definitions used in the calculation of ratios required in the Credit Facility. The Credit Facility matures on April 29, 2004.

      Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at February 2, 2002 was $175,000,000. Commercial and standby letters of credit outstanding under the Credit Facility as of February 2, 2002 were approximately $77,934,000. Loans outstanding under the Credit Facility at any time may not exceed $75,000,000. There were no loans outstanding at fiscal year end. In addition, the Credit Facility requires that the outstanding loan balance be reduced to zero for a 30-day period each calendar year. This "cleandown" period was achieved in January 2002.

      Amounts outstanding under the Credit Facility bear interest at a rate equal to, at Ann Taylor's option, the Bank of America Base Rate, defined as the higher of (a) the Federal Funds Rate plus one-half of 1% and (b) the Prime Rate for such day, or Eurodollar Rate; plus, in either case, a margin ranging from 0.25% to 2.00%. Ann Taylor is also required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.30% to 0.50% per annum. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.875% and from 1.25% to 2.00%, respectively. Premiums ranging from 0.125% to 0.50% may apply to all interest and commitment fees, depending on the calculated Leverage ratio.

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

      During Fiscal 1999, the Company completed the issuance of an aggregate of $199,072,000 principal amount at maturity of its Convertible Debentures. The Convertible Debentures were sold at an original issue price of $552.56 per $1,000 principal amount at maturity of Debenture. The net proceeds of the sale were applied to the redemption, described below, of the 8-3/4% Notes issued by Ann Taylor. Cash interest is payable on the principal amount at maturity of the Convertible Debentures at the rate of 0.55% per annum. This interest rate and the accrual of original issue discount represent a yield to maturity on the Convertible Debentures of 3.75%. The Convertible Debentures are convertible at the option of the holders thereof initially into 12.078 shares of the Company's common stock per $1,000 principal amount at maturity of Debenture. The Convertible Debentures may be redeemed at the Company's option on or after June 18, 2004. The Company's obligations with respect to the Convertible Debentures are guaranteed on a subordinated basis by Ann Taylor.

      On July 22, 1999, Ann Taylor redeemed all of its outstanding 8-3/4% Notes, at a redemption price of 101.375% of principal amount, plus accrued unpaid interest to the redemption date. The redemption of the 8-3/4% Notes resulted in an extraordinary charge to earnings in the second quarter of Fiscal 1999 of $962,000, or $0.03 per share on a diluted basis, net of income tax benefit.

================================================================================

      On June 29, 1999, a subsidiary of the Company redeemed all of the preferred securities. All but $100,000 liquidation amount of the preferred securities was tendered for conversion into an aggregate of 5,116,717 shares of Company common stock prior to the redemption date, at a conversion price of $19.65 per share of common stock, or 2.545 shares of common stock per $50 liquidation amount of the security. The 5,116,717 shares of Company common stock issued represented approximately 16% of the Company's outstanding common stock as of the date of issuance. Holders of preferred securities that were not tendered for conversion received a cash payment equal to 105.95% of the liquidation amount of the preferred securities redeemed, plus accrued distributions.

      Ann Taylor and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage loan balance at February 2, 2002 was $1,250,000.

      The Company's capital expenditures totaled $83,693,000, $83,310,000 and $53,409,000 in Fiscal 2001, 2000 and 1999, respectively. Capital expenditures were primarily attributable to the Company's store expansion, renovation and refurbishment programs, as well as the investment the Company made in certain information systems and the Company's corporate offices. These expenditures also include, in Fiscal 2001 and Fiscal 2000, capital expenditures related to the Company's Internet e-commerce Web site, and related enhancements to the material handling system at the Company's distribution center. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal 2001 Compared to Fiscal 2000" for information regarding the asset write-off associated with the Company's Online Store. The Company expects its total capital expenditure requirements in Fiscal 2002 will be approximately $47,000,000, including capital for new store construction for a planned square footage increase of approximately 246,000 square feet, or 8%, as well as capital to support continued
investments in information systems. The actual amount of the Company's capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores. See "Business--Stores and Expansion".

      On September 9, 1999, the Company announced a securities repurchase program authorized by its Board of Directors, pursuant to which the Company was authorized to purchase up to $40,000,000 of the Company's common stock and/or Convertible Debentures, through open market purchases and privately negotiated transactions. In January 2000, the Board of Directors authorized a $50,000,000 increase in the securities repurchase program, bringing the total amount of securities that could have been repurchased under the program to $90,000,000. In the third and fourth quarters of Fiscal 1999, the Company repurchased an aggregate of 3,012,500 shares of its common stock, for an aggregate repurchase price of $89,900,000 (exclusive of brokerage commissions), pursuant to this program. All of the repurchased shares became treasury shares and may be used for general corporate and other purposes. No Convertible Debentures were purchased.

      Dividends  and   distributions   from  Ann  Taylor  to  the  Company  are
restricted by the Credit Facility.

      In order to finance its operations and capital requirements, the Company expects to use internally generated funds and trade credit and funds available to it under the Credit Facility. The Company believes that cash flow from operations and funds available under the Credit Facility are sufficient to enable it to meet its ongoing cash needs for its business, as presently conducted, for the foreseeable future.

      On February 4, 2002, the Company sold the assets associated with its Ann Taylor credit card accounts to World Financial Network National Bank (the "Bank"). In connection with the sale, the Company contracted with Alliance Data Systems Corporation ("ADS"), the Bank's affiliated servicer, to provide private label credit card services to proprietary Ann Taylor credit card customers. Under the terms of the transaction, ADS will manage the Ann Taylor credit card program, and pay the Company a percentage of all collected finance charges. The Company believes that having ADS provide these services rather than continuing to handle this program in-house will further strengthen the Company's relationship with its clients, and aid in the growth of the Ann Taylor credit card.

                                      -16-
================================================================================

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

      In 1998, the Financial Accounting Standards Board (the "FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133", which establishes accounting and reporting standards for derivatives, derivative instruments embedded in other contracts and for hedging activities. In 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for certain derivatives, derivative instruments embedded in other contracts and for certain hedging activities. These statements were effective for the Company's Fiscal 2001 financial statements. The adoption of these standards had no impact on the Company's consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and clarifies the criteria for recognition of intangible assets separately from goodwill. Management has determined that the adoption of SFAS No. 141 will have no impact on the Company's consolidated financial statements.

      SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management intends to adopt SFAS No. 142 in Fiscal 2002, and has determined that the fair value of the Company exceeds the carrying value of its recorded net assets, including goodwill, as of February 2, 2002. Management further estimates that adoption of SFAS No. 142 will add approximately $11,000,000 and $0.35 to Fiscal 2002 net income and earnings per share, respectively.

      SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's consolidated financial statements.

      In  August  2001,  the FASB  issued  SFAS No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets". This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, other than goodwill, including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has determined that the adoption of SFAS No. 144 will have no impact on the Company's consolidated financial statements.

      On December 12, 2001, the United States Securities and Exchange Commission (the "SEC") issued Financial Reporting Release ("FRR") No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", which encourages the identification and disclosure of the most critical accounting policies applied in the preparation of a company's financial statements. In response to FRR No. 60, Management has determined that the Company's most critical accounting policies are those related to merchandise inventory valuation and recorded goodwill. These policies are further described in the Notes to the Consolidated Financial Statements, and in relevant sections of this discussion and analysis.

                                      -17-
================================================================================

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections  of this Annual  Report on Form 10-K,  including  the  preceding
Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately customer fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the upper-moderate-priced women's apparel market; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company's Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; acts of war or terrorism in the United States or worldwide; and other factors set forth in the Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company maintains the majority of its cash and cash equivalents in financial instruments with original maturity dates of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, a change of 100 basis points in interest rates would not have a material effect on the Company's financial condition.

      The Company's outstanding long-term debt as of February 2, 2002 bears interest at fixed rates; therefore, the Company's consolidated results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Credit Facility. As of February 2, 2002, the Company has no such amounts outstanding. Future borrowings would be affected by interest rate changes; however, the Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company's financial condition.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company for the years ended February 2, 2002, February 3, 2001 and January 29, 2000 are included as a part of this Report (See Item 14):

      Consolidated Statements of Income for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

      Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001.

      Consolidated Statements of Stockholders' Equity for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

      Consolidated  Statements  of  Cash  Flows  for  the  fiscal  years  ended
         February 2, 2002, February 3, 2001 and January 29, 2000.

      Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                      -18-
================================================================================

                                      PART III
                                      --------



ITEM 10.  DIRECTORS AND  EXECUTIVE  OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated herein by reference to the Section entitled "Election of Class II Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders.


ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the Sections entitled "Compensation of Directors and Related Matters", "Compensation Committee Report on Executive Compensation" and
"Executive Compensation" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The  information   required  by  this  item  is  incorporated  herein  by
reference to the Section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the Section entitled "Compensation Committee Report on Executive Compensation--Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders.

                                      -19-
================================================================================

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)     List of documents filed as part of this Annual Report:

           The following consolidated financial statements of the Company are included on pages 27 through 47 and are filed as part of this Annual Report:

           Independent Auditors' Report; Consolidated Statements of Income for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000; Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001; Consolidated Statements of Stockholders' Equity for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000; Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000; Notes to Consolidated Financial Statements.

   (b)     Reports on Form 8-K

           The Company filed a report dated January 10, 2002 with the Commission on Form 8-K with respect to the amendment of AnnTaylor, Inc.'s existing senior secured revolving credit facility.

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

   10.1 Lease, dated as of March 17, 1989, between Carven Associates and Ann Taylor concerning the West 57th Street headquarters. Incorporated by reference to Exhibit 10.21 to the Registration Statement of the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).


                                      -20-
================================================================================

EXHIBIT NUMBER
--------------

 10.1.1   First  Amendment to Lease,  dated as of November  14,  1990,  between
            Carven  Associates  and Ann Taylor.  Incorporated  by  reference to
            Exhibit 10.17.1 to the Registration Statement of the Company filed on April 11, 1991 (Registration No. 33-39905).

 10.1.2   Second  Amendment to Lease,  dated as of February  28, 1993,  between
            Carven  Associates  and Ann Taylor.  Incorporated  by  reference to
            Exhibit 10.17.2 to the Annual Report on Form 10-K of the Company filed on April 29, 1993.

 10.1.3   Extension  and  Amendment  to Lease  dated  as of  October  1,  1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.11 to the Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26, 1993.

 10.1.4   Modification  of Amendment and Extension to Lease,  dated as of April
            14, 1994 between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.4 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

 10.1.5   Fifth Amendment to Lease, dated as of March 14, 1995, between Carven
            Associates and Ann Taylor.  Incorporated by reference to Exhibit
            10.15.5 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

 10.1.6   Sixth  Amendment  to Lease,  dated as of  January  5,  1996,  between
            Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.6 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

 10.1.7   Seventh  Amendment  to  Lease,  dated  as of  June 5,  1996,  between
            Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.7 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

 10.1.8   Eighth  Amendment to Lease,  undated,  between  Pacific  Metropolitan
            Corporation  and Ann Taylor.  Incorporated  by reference to Exhibit
            10.8.8 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

 10.1.9   Ninth Amendment to Lease,  dated as of May 13, 1997,  between Pacific
            Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.9 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

 10.1.10  Tenth Amendment to Lease,  dated as of May 21, 1997,  between Pacific
            Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.10 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

 10.1.11  Eleventh  Amendment  to Lease,  dated as of May 15,  1998,  between
            Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.3.11 to the Annual Report on Form 10-K of the Company filed on March 29, 1999.

 10.1.12  Sublease Agreement,  dated as of February 23, 1999, between Societe
            Air France (formerly known as Compagnie Nationale Air France) and Ann Taylor. Incorporated by reference to Exhibit 10.2.12 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

 10.2   Tax  Sharing  Agreement,  dated  as of July  13,  1989,  between  the
            Company  and Ann  Taylor.  Incorporated  by  reference  to  Exhibit
            10.24 to Amendment No. 2 to the Registration Statement of the Company and Ann Taylor filed on July 13, 1989 (Registration No. 33-28522).
                                      -21-
================================================================================

EXHIBIT NUMBER
--------------

   10.3  Employment  Agreement  dated  as of  February  1,  1994  between  the
            Company  and Sally  Frame  Kasaks.  Incorporated  by  reference  to
            Exhibit 10.8 to the Form 10-Q of the Company for the Quarter ended October 29, 1994 filed on December 9, 1994.

   10.4  Employment  Agreement dated February 16, 1996 between the Company and
            J. Patrick Spainhour. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the Company filed on April 8, 1996.

   10.4.1 Amendment to the Employment Agreement, dated August 23, 1996, between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

   10.4.2 Amendment #2 to the Employment Agreement, dated August 12, 1999, between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.6.2 to the Form 10-Q of the Company for the Quarter ended July 31, 1999 filed on September 14, 1999. Confidential treatment has been granted with respect to certain portions of this exhibit.

   10.4.3 Amendment #3 to the Employment Agreement, dated March 10, 2000, between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

  *10.5    Employment  Agreement,  dated as of January  29,  2002,  between  the
            Company and J.   Patrick Spainhour.

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

   10.7 Separation Agreement dated as of January 15, 2001, between the Company and Patricia DeRosa. Incorporated by reference to Exhibit
            10.6.2 to the Annual Report on Form 10-K of the Company filed on April 5, 2001.

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


                                      -22-
================================================================================

EXHIBIT NUMBER
--------------

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

 *10.9    AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock
            and Unit Award Plan.

  10.10 AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.16 to the Form 10-Q of the Company for the Quarter ended August 2, 1997 filed on September 12, 1997.

  10.10.1 Amendment to the AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan dated as of March 12, 1998. Incorporated by reference to Exhibit 10.17.1 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

  10.10.2 Amendment to the AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.9.2 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

  10.11 AnnTaylor Stores Corporation Deferred Compensation Plan ("Deferred Compensation Plan"). Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

  10.11.1 Amendment to the Deferred Compensation Plan as approved by the Board of Directors on August 11, 1995. Incorporated by reference to Exhibit 10.33.1 to the Form 10-Q of the Company for the Quarter ended July 29, 1995 filed on September 11, 1995.

 *10.11.2 Amendment to the Deferred Compensation Plan, effective as of
            January 1, 2002.

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


  10.13   Promissory   Note  dated  November  20,  1995  from  Ann  Taylor  and
            AnnTaylor  Distribution Services,  Inc.,  collectively as Borrower,
            to  General  Electric  Capital   Assurance   Company,   as  Lender.
            Incorporated by reference to Exhibit 10.35 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.
                                      -23-
================================================================================

EXHIBIT NUMBER
--------------

 10.14    Credit  Agreement,  dated as of June 30, 1998 among Ann Taylor,  Bank of America, Citicorp USA and First Union National Bank, as Co-Agents, the financial institutions from time to time party thereto, BancAmerica Robertson Stephens, as Arranger, and Bank of America, as Administrative Agent. Incorporated by reference to
            Exhibit 10.28 to the Form 10-Q of the Company for the Quarter ended August 1, 1998 filed on September 14, 1998.

 10.14.1  Trademark  Security  Agreement,  dated as of June 30, 1998, made by
            Ann Taylor in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.1 to the Form 10-Q of the Company for the Quarter ended August 1, 1998 filed on September 14, 1998.

 10.14.2  Guaranty,  dated as of June 30, 1998,  made by the Company in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.2 to the Form 10-Q of the Company for the Quarter Ended August 1, 1998 filed on September 14, 1998.

 10.14.3  Security and Pledge  Agreement,  dated as of June 30, 1998, made by the Company in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.3 to the Form 10-Q of the Company for the Quarter ended August 1, 1998 filed on September 14, 1998.

 10.14.4  Security  and Pledge  Agreement,  dated as of June 30, 1998 made by
            Ann Taylor in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.4 to the Form 10-Q of the Company for the Quarter ended August 1, 1998 filed on September 14, 1998.

 10.14.5  Subsidiary  Guaranty,  dated as of June 30, 1998 made by  AnnTaylor
            Distribution Services in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit
            10.28.5 to the Form 10-Q of the Company for the Quarter ended August 1, 1998 filed on September 14, 1998.

 10.14.6  First Amendment to the Credit  Agreement,  dated as of September 7,
            1999, among Ann Taylor, Bank of America, N.A., Citibank, N.A., First Union National Bank and each of the other lenders party to the Credit Agreement, NationsBanc Montgomery Securities LLC, as Arranger and Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.19.6 to the Form 10-Q of the Company for the Quarter ended July 31, 1999 filed on September 14, 1999.

 10.14.7  Second  Amendment to the Credit  Agreement,  dated  December  1999, among Ann Taylor, Bank of America, N.A., Citibank, N.A., First Union National Bank, and each of the other lenders party to the Credit Agreement, NationsBanc Montgomery Securities LLC, as Arranger and Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.15.7 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

 10.15    Amended and Restated  Credit  Agreement,  dated as of April 30, 2001, among AnnTaylor, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, The CIT Group/Business Credit, Inc., Firstar Bank, N.A., and Transamerica Business Capital Corporation, as Co-Agents, The Chase Manhattan Bank and First Union National Bank, as Syndication Agents, Fleet National Bank, as Documentation Agent, and Bank of America, N.A., The Chase Manhattan Bank, and First Union National Bank, as Issuing Banks and the Lenders from time to time party thereto. Incorporated by reference to Exhibit
            10.18 to the Form 10-Q of the Company for the Quarter ended May 5, 2001 filed on June 18, 2001.

                                      -24-
================================================================================

EXHIBIT NUMBER
--------------



 10.15.1 Amendment No. 1 to Credit Agreement, dated as of December 20, 2001, by and among AnnTaylor, Inc., the Guarantors and Bank of America, N.A., as Administrative Agent for each of the Lenders pursuant to the Credit Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K of the Company filed on January 10, 2002.

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

 10.17 AnnTaylor Stores Corporation Special Severance Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

 10.18 The AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan (the "2000 Plan"). Incorporated by reference to the Registration Statement on Form S-8 of the Company filed on May 31, 2000.

*10.18.1  First Amendment to the 2000 Plan, adopted January 29, 2002.

 10.19 Employment Agreement, dated as of March 7, 2001, between the Company and Barry Erdos ("Erdos Agreement"). Incorporated by reference to
           Exhibit 10.17 to the Annual Report on Form 10-K of the Company filed on April 5, 2001.

 10.19.1 Amendment, dated as of June 1, 2001, to the Erdos Agreement. Incorporated by reference to Exhibit 10.17.1 to the Form 10-Q of the Company for the Quarter ended May 5, 2001 filed on June 18, 2001.

*10.19.2  Amendment No. 2, dated as of November 25, 2001, to the Erdos
           Agreement.

 10.20 Employment Agreement, dated as of April 24, 2001, between the Company and Kim Roy ("Roy Agreement"). Incorporated by reference to Exhibit 10.19 to the Form 10-Q of the Company for the Quarter ended May 5, 2001 filed on June 18, 2001.

*10.20.1  Amendment No. 1, dated as of November 25, 2001 to the Roy Agreement.

 10.21 Employment Agreement, dated as of May 3, 2001, between the Company and Katherine Lawther Krill ("Krill Agreement"). Incorporated by reference to Exhibit 10.20 to the Form 10-Q of the Company for the Quarter ended May 5, 2001 filed on June 18, 2001.

*10.21.01 Amendment No. 1, dated as of November 25, 2001, to the Krill
           Agreement.

*21       Subsidiaries of the Company.

*23       Consent of Deloitte & Touche LLP.


* Filed electronically herewith.

                                      -25-
================================================================================

                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANNTAYLOR STORES CORPORATION

                                        By:    /s/ J. Patrick Spainhour
                                            -------------------------------
                                                 J. Patrick Spainhour
                                            Chairman and Chief Executive Officer

Date:  April 4, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ J. Patrick Spainhour    Chairman, Chief Executive       April 4, 2002
------------------------       Officer and Director     ---------------------
    J. Patrick Spainhour                                         Date


/s/ Barry Erdos             Senior Executive Vice           April 4, 2002
------------------------       President, Chief         ---------------------
    Barry Erdos                Operating Officer                Date
                               and Director


/s/ James M. Smith          Senior Vice President,          April 4, 2002
------------------------       Chief Financial          ---------------------
    James M. Smith             Officer and Treasurer            Date



/s/ Gerald S. Armstrong     Director                        April 4, 2002
------------------------                                ---------------------
    Gerald S. Armstrong                                         Date


/s/ James J. Burke, Jr.     Director                        April 4, 2002
------------------------                                ---------------------
    James J. Burke, Jr.                                         Date


/s/ Wesley E. Cantrell      Director                        April 4, 2002
------------------------                                ---------------------
    Wesley E. Cantrell                                          Date


/s/ Robert C. Grayson       Director                        April 4, 2002
------------------------                                ---------------------
    Robert C. Grayson                                           Date


/s/ Ronald W. Hovsepian     Director                        April 4, 2002
------------------------                                ---------------------
    Ronald W. Hovsepian                                         Date


/s/ Rochelle B. Lazarus     Director                        April 4, 2002
------------------------                                ---------------------
    Rochelle B. Lazarus                                         Date


/s/ Hanne M. Merriman       Director                        April 4, 2002
------------------------                                ---------------------
    Hanne M. Merriman                                           Date

================================================================================

                         ANNTAYLOR STORES CORPORATION
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                  Page No.
                                                                  --------

Independent Auditors' Report......................................... 28

Consolidated Financial Statements:

     Consolidated Statements of Income for the fiscal years ended
      February 2, 2002, February 3, 2001 and January 29, 2000.......  29

     Consolidated Balance Sheets as of February 2, 2002
      and February 3, 2001..........................................  30

     Consolidated Statements of Stockholders' Equity for
       the fiscal years ended February 2, 2002,
       February 3, 2001 and January 29, 2000.....................     31

     Consolidated Statements of Cash Flows for the fiscal
       years ended February 2, 2002, February 3, 2001
       and January 29, 2000......................................     32

     Notes to Consolidated Financial Statements...................    33

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at February 2, 2002 and February 3, 2001 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


New York, New York
March 1, 2002

================================================================================

                           ANNTAYLOR STORES CORPORATION
                           ----------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND JANUARY 29,
                                       2000






                                                   FISCAL YEARS ENDED
                                           ------------------------------------
                                           FEBRUARY 2,  FEBRUARY 3,  JANUARY 29,
                                              2002         2001        2000
                                           ----------   ----------   ----------
                                        (in thousands, except per share amounts)


Net sales ..............................   $1,299,573   $1,232,776   $1,084,519
Cost of sales ..........................      651,808      622,036      536,014
                                           ----------   ----------   ----------
Gross profit ...........................      647,765      610,740      548,505
Selling, general and
  administrative expenses ..............      576,584      501,460      414,315
Amortization of goodwill ...............       11,040       11,040       11,040
                                           ----------   ----------   ----------
Operating income .......................       60,141       98,240      123,150
Interest income ........................        1,390        2,473        4,378
Interest expense .......................        6,869        7,315       11,814
                                           ----------   ----------   ----------
Income before income taxes and
    extraordinary loss..................       54,662       93,398      115,714
Income tax provision ...................       25,557       41,035       50,221
                                           ----------   ----------   ----------
Income before extraordinary loss .......       29,105       52,363       65,493
Extraordinary loss (net of income
    tax benefit)........................           --           --          962
                                           ----------   ----------   ----------
    Net income .........................   $   29,105   $   52,363   $   64,531
                                           ==========   ==========   ==========
Basic earnings per share:
    Basic earnings per share before
      extraordinary loss ...............   $     1.01   $     1.83   $     2.25
    Extraordinary loss per share .......           --           --         0.03
                                           ----------   ----------   ----------
    Basic earnings per share ...........   $     1.01   $     1.83   $     2.22
                                           ==========   ==========   ==========
Diluted earnings per share:
    Diluted earnings per share before
      extraordinary loss ...............   $     1.00   $     1.76   $     2.08
    Extraordinary loss per share .......           --           --         0.03
                                           ----------   ----------   ----------
    Diluted earnings per share .........   $     1.00   $     1.76   $     2.05
                                           ==========   ==========   ==========






          See accompanying notes to consolidated financial statements.

================================================================================

                          ANNTAYLOR STORES CORPORATION
                          ----------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     FEBRUARY 2, 2002 AND FEBRUARY 3, 2001





                                                      February 2,  February 3,
                                                          2002        2001
                                                       ---------    ---------
                       ASSETS                           (in thousands, except
                                                           per share amounts)
Current assets
  Cash and cash equivalents ........................   $  30,037    $  31,962
  Accounts receivable, net .........................      65,296       57,989
  Merchandise inventories ..........................     180,117      170,631
  Prepaid expenses and other current assets.........      50,403       53,227
                                                       ---------    ---------
      Total current assets .........................     325,853      313,809
Property and equipment, net ........................     250,735      220,032
Goodwill, net ......................................     286,579      297,619
Deferred financing costs, net ......................       5,044        4,281
Other assets .......................................      14,775       12,374
                                                       ---------    ---------
      Total assets .................................   $ 882,986    $ 848,115
                                                       =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable .................................   $  59,482    $  65,903
  Accrued tenancy ..................................      10,151        9,800
  Gift certificates and merchandise
    credits redeemable .............................      21,806       20,375
  Accrued expenses .................................      43,925       43,564
  Current portion of long-term debt ................       1,250        1,400
                                                       ---------    ---------
      Total current liabilities ....................     136,614      141,042
Long-term debt, net ................................     118,280      116,210
Deferred lease costs and other liabilities..........      15,963       16,834

Stockholders' equity
  Common stock, $.0068 par value; 120,000,000
    shares authorized; 32,183,971 and 31,834,088
    shares issued, respectively ....................         219          216
  Additional paid-in capital .......................     484,582      475,393
  Retained earnings ................................     218,709      190,093
  Deferred compensation on restricted stock ........      (9,296)      (1,723)
                                                       ---------    ---------
                                                         694,214      663,979
      Treasury stock, 2,806,821 and 3,011,519 shares
         respectively, at cost .....................     (82,085)     (89,950)
                                                       ---------    ---------
      Total stockholders' equity ...................     612,129      574,029
                                                       ---------    ---------
      Total liabilities and stockholders' equity ...   $ 882,986    $ 848,115
                                                       =========    =========


            See accompanying notes to consolidated financial statements.

                                      -30-
================================================================================

                          ANNTAYLOR STORES CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 For the Fiscal Years Ended February 2, 2002, February 3, 2001 and January 29,
                                      2000
                                 (in thousands)

                                      Common Stock   Additional       Warrants                    Restricted         Treasury
                                     ---------------   Paid-In    ----------------  Retained        Stock       -------------------
                                      Shares  Amount   Capital    Shares    Amount   Earnings       Awards      Shares      Amount
                                     -------  ------   -------    ------    ------  ----------    ---------     ------      ------
Balance at January 30, 1999 .......   26,035    $177    $359,805        3     $ 46  $ 73,295      $  (272)        17     $   (352)
Net income ........................       --      --          --       --       --    64,531           --         --           --
Exercise of stock options and
   related tax benefit ............      352       2      10,039       --       --        --           --          1          (55)
Amortization of discount on
    preferred securities ..........       --      --          --       --       --       (96)          --         --           --
Activity related to common
   stock issued as employee
   incentives .....................       94       1       3,850       --       --        --       (1,974)        --           --
Exercise and expiration of warrants       --      --          28       (3)     (46)       --           --         (3)          18
Repurchase of common stock ........       --      --          --       --       --        --           --       3,013     (89,995)
Conversion of preferred
    securities ....................    5,117      35      96,585       --       --        --           --         --           --
                                     -------  ------    --------  -------    -----   -------      -------      ------      ------

Balance at January 29, 2000 .......   31,598     215     470,307       --       --   137,730       (2,246)      3,028     (90,384)
Net income ........................       --      --          --       --       --    52,363           --          --          --
Exercise of stock options and
   related tax benefit ............      110       1       2,912       --       --        --           --          --          --
Activity related to common
   stock issued as employee
   incentives .....................       18      --         144       --       --        --          523         (16)        434
Issuance of common stock pursuant
   to Associate Discount Stock
   Purchase Plan ..................      108      --       2,030       --       --        --           --          --          --
                                     -------  ------    --------  -------    -----   -------      -------      ------      ------

Balance at February 3, 2001 .......   31,834     216     475,393       --       --   190,093       (1,723)      3,012     (89,950)
Net income ........................       --      --          --       --       --    29,105           --          --          --
Exercise of stock options and
   related tax benefit ............      176       1       4,535       --       --      (430)          --         (38)      1,386
Activity related to common
   stock issued as employee
   incentives .....................      104       1       2,941       --       --       (59)      (7,573)       (167)      6,479
Issuance of common stock pursuant
   to Associate Discount Stock
   Purchase Plan ..................       70       1       1,713       --       --        --           --          --          --
                                     -------  ------    --------  -------    -----   -------      -------      ------      ------
Balance at February 2, 2002 .......   32,184    $219    $484,582       --     $ --  $218,709      $(9,296)      2,807   $ (82,085)
                                     =======  ======    ========  =======    =====   =======      =======      ======      ======






              See accompanying notes to consolidated financial statements.
                                      -31-
================================================================================

                          ANNTAYLOR STORES CORPORATION
                          ----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
 FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND JANUARY 29,
                                      2000

                                                                     Fiscal Years Ended
                                                          ------------------------------------------
                                                           February 2,   February 3,      January 29,
                                                               2002         2001            2000
                                                            ---------     ---------       ---------
                                                                        (in thousands)
Operating activities:
   Net income ...........................................   $  29,105     $  52,363       $  64,531
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Extraordinary loss ...............................         ---           ---           1,603
       Provision for loss on accounts receivable ........       1,443         1,154           1,032
       Depreciation and amortization ....................      43,529        35,033          30,347
       Amortization of goodwill .........................      11,040        11,040          11,040
       Amortization of deferred compensation ............       1,841         1,133           1,877
       Non-cash interest ................................       4,140         4,247           3,026
       Deferred income taxes ............................      (5,115)       (3,864)         (3,843)
       Loss on disposal and write-down of property
           and equipment ................................       9,483         1,884           1,219
       Tax benefit from exercise of stock options .......         981           797           3,483
       Changes in assets and liabilities:
         Accounts receivable ............................      (8,750)         (457)         (1,154)
         Merchandise inventories ........................      (9,486)      (30,605)         (3,278)
         Prepaid expenses and other current assets ......       6,948       (12,106)         (1,601)
         Other non-current assets and liabilities, net ..      (2,303)       (3,918)          3,131
         Accounts payable and accrued liabilities .......      (4,277)       20,721          (9,631)
                                                            ---------     ---------       ---------
   Net cash provided by operating activities ............      78,579        77,422         101,782
                                                            ---------     ---------       ---------
Investing activities:
   Purchases of property and equipment ..................     (83,693)      (83,310)        (53,409)
                                                            ---------     ---------       ---------
   Net cash used by investing activities ................     (83,693)      (83,310)        (53,409)
                                                            ---------     ---------       ---------
Financing activities:
   Payment of financing costs ...........................      (1,583)          (45)         (4,150)
   Payments of mortgage .................................      (1,401)       (1,300)         (1,206)
  Proceeds from issuance of Convertible Debentures ......         ---           ---         110,000
   Redemption of 8-3/4% Notes ...........................         ---           ---        (101,375)
   Redemption of Company Obligated Mandatorily Redeemable
     Convertible Preferred Securities ...................         ---           ---            (100)
   Issuance of common stock pursuant to Associate
    Discount Stock Purchase Plan ........................       1,714         2,030             ---
   Repurchase of common stock ...........................         ---           ---         (89,995)
   Proceeds from exercise of stock options ..............       4,459         2,084           6,503
                                                            ---------     ---------       ---------
   Net cash provided by (used by) financing activities ..       3,189         2,769         (80,323)
                                                            ---------     ---------       ---------
Net decrease in cash ....................................      (1,925)       (3,119)        (31,950)
Cash, beginning of year .................................      31,962        35,081          67,031
                                                            ---------     ---------       ---------
Cash, end of year .......................................   $  30,037     $  31,962       $  35,081
                                                            =========     =========       =========
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest ...............   $   2,504     $   2,418       $   9,405
                                                            =========     =========       =========
   Cash paid during the year for income taxes ...........   $  19,170     $  43,393       $  51,222
                                                            =========     =========       =========


          See accompanying notes to consolidated financial statements.

                                      -32-
================================================================================

                          ANNTAYLOR STORES CORPORATION
                          ----------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold principally under the Ann Taylor and Ann Taylor Loft brand names. Its principal market consists of the United States. The Company sells its products through traditional retail stores and over the Internet, through its Online Store.


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

      Certain Fiscal 2000 and Fiscal 1999 amounts have been reclassified to conform to the Fiscal 2001 presentation.


FISCAL YEAR

      The Company follows the standard fiscal year of the retail industry, which is a 52-or 53-week period ending on the Saturday closest to January 31 of the following calendar year. All fiscal years presented include 52 weeks, except the fiscal year ended February 3, 2001, which included 53 weeks.


REVENUE RECOGNITION

      The Company records revenue as merchandise is sold. The Company's policy with respect to gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability.


CASH AND CASH EQUIVALENTS

      Cash and short-term highly liquid investments with original maturity dates of three months or less are considered cash or cash equivalents.


MERCHANDISE INVENTORIES

      Merchandise inventories are stated at the lower of average cost or market. The majority of the Company's inventory represents finished goods available for sale. A provision for potentially slow-moving inventory is made based upon Management's analysis of inventory levels and future sales projections.


PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets (3 to 40 years) or, in the case of leasehold improvements, over the lives of the respective leases, if shorter.

                                      -33-
================================================================================

                            ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


DEFERRED FINANCING COSTS

      Deferred financing costs are being amortized using the interest method over the term of the related debt. Accumulated amortization at February 2, 2002 and February 3, 2001 was $3,569,000 and $2,750,000, respectively.


FINANCE SERVICE CHARGE INCOME

      Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $9,354,000 for Fiscal 2001, $8,614,000 for Fiscal 2000 and $8,650,000 for
Fiscal 1999.


GOODWILL AND OTHER LONG-LIVED ASSETS

      Goodwill relating to the 1989 acquisition of Ann Taylor by the Company has been amortized on a straight-line basis over 40 years. Goodwill relating to the 1996 acquisition of the operations comprising the Company's sourcing division has been amortized on a straight-line basis over 25 years. Accumulated amortization at February 2, 2002 and February 3, 2001 was $132,011,000 and $120,971,000, respectively.

      In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Company will adopt SFAS No. 142 in Fiscal 2002. In connection with its annual evaluation of long-lived assets for impairment, Management has determined that the fair value of the Company exceeds the carrying value of its recorded net assets, including goodwill, as of February 2, 2002. Management estimates that adoption of SFAS No. 142 will add approximately $11,000,000 and $0.35 to Fiscal 2002 net income and earnings per share, respectively.


ADVERTISING

      Costs associated with the production of advertising, such as printing and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first takes place. Costs of direct mail
catalogs  and  postcards  are  expensed   when  the   advertising   arrives  in
customers' homes. Advertising costs were $31,600,000, $30,900,000 and $25,700,000 in Fiscal 2001, 2000 and 1999, respectively.


STOCK-BASED AWARDS

      The Company accounts for stock-based awards using the intrinsic value-based method of accounting, under which no compensation cost is recognized for stock option awards granted at fair market value and employees' purchase rights under the Associate Discount Stock Purchase Plan (see Note 8). Restricted stock awards result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of stockholders' equity and is amortized to operating expenses over the vesting period of the stock award.

                                      -34-
================================================================================

                         ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized, and income or expense is recorded, for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company and its domestic subsidiaries file a consolidated Federal income tax return, while the Company's foreign subsidiaries file in their respective local jurisdictions.


SEGMENTS

      The   Company   has   one   reportable   segment   given   the   economic
characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution.


USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.


RECENT ACCOUNTING PRONOUNCEMENTS

      In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133", which establishes accounting and reporting standards for derivatives, derivative instruments embedded in other contracts and for hedging activities. In 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for certain derivatives, derivative instruments embedded in other contracts and for certain hedging activities. These statements were effective for the Company's Fiscal 2001 financial statements. The adoption of these standards had no impact on the Company's consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and clarifies the criteria for recognition of intangible assets separately from goodwill. Management has determined that the adoption of SFAS No. 141 will have no impact on the Company's consolidated financial statements.

      As discussed above, SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management will adopt SFAS No. 142 in Fiscal 2002, and has determined that the fair value of the Company exceeds the carrying value of its recorded net assets, including goodwill, as of February 2, 2002. Management further estimates that adoption of SFAS No. 142 will add approximately $11,000,000 and $0.35 to Fiscal 2002 net income and earnings per share, respectively.


                                      -35-
================================================================================

                         ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's consolidated financial statements.

      In  August  2001,  the FASB  issued  SFAS No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets". This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, other than goodwill, including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has determined that the adoption of SFAS No. 144 will have no impact on the Company's consolidated financial statements.


2.  LONG-TERM DEBT

      The following table summarizes long-term debt outstanding at February 2, 2002 and February 3, 2001:

                                FEBRUARY 2, 2002     FEBRUARY 3, 2001
                               -------------------  --------------------
                               CARRYING  ESTIMATED  CARRYING   ESTIMATED
                                AMOUNT   FAIR VALUE   AMOUNT   FAIR VALUE
                               -------    -------    -------     ------
                                            (IN THOUSANDS)

Mortgage ..................   $  1,250   $  1,250   $  2,650   $  2,650
Convertible Debentures, net    118,280    115,084    114,960     97,048
                               -------    -------    -------     ------
       Total debt .........    119,530    116,334    117,610     99,698
Less current portion ......      1,250      1,250      1,400      1,400
                               -------    -------    -------     ------
       Total long-term debt   $118,280   $115,084   $116,210   $ 98,298
                               =======    =======    =======     ======

      In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", the Company determined the estimated fair value of its financial instruments using quoted market information, as available. As judgment is involved, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

      On April 30, 2001, Ann Taylor entered into an Amended and Restated $175,000,000 senior secured revolving Credit Facility (the "Credit Facility") with Bank of America N.A. and a syndicate of lenders. This Credit Facility was further amended on December 20, 2001 to adjust certain ratio provisions, and amend certain definitions used in the calculation of ratios required in the Credit Facility. The Credit Facility matures on April 29, 2004.

      Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at February 2, 2002 was $175,000,000. Commercial and standby letters of credit outstanding under the Credit Facility as of February 2, 2002 were approximately $77,934,000. Loans outstanding under the Credit Facility at any time may not exceed $75,000,000. There were no loans outstanding at fiscal year end. In addition, the Credit Facility requires that the outstanding loan balance be reduced to zero for a 30-day period each calendar year. This "cleandown" period was achieved in January 2002.


                                      -36-
================================================================================

                         ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


2.    LONG-TERM DEBT (CONTINUED)

      Amounts outstanding under the Credit Facility bear interest at a rate equal to, at Ann Taylor's option, the Bank of America Base Rate, defined as the higher of (a) the Federal Funds Rate plus one-half of 1% and (b) the Prime Rate for such day, or Eurodollar Rate; plus, in either case, a margin ranging from 0.25% to 2.00%. Ann Taylor is also required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.30% to 0.50% per annum. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.875% and from 1.25% to 2.00%, respectively. Premiums ranging from 0.125% to 0.50% may apply to all interest and commitment fees, depending on the calculated Leverage ratio.

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

     During the second quarter of Fiscal 1999, the Company completed the issuance of an aggregate of $199,072,000 principal amount at maturity of its Convertible Subordinated Debentures due 2019 ("Convertible Debentures"). The
Convertible Debentures were sold at an original issue price of $552.56 per $1,000 principal amount at maturity of Debenture. The net proceeds of the sale were applied to the redemption, described below, of the $100,000,000 outstanding 8-3/4% Subordinated Notes due 2000 (the "8-3/4% Notes") issued by Ann Taylor. Cash interest is payable on the principal amount at maturity of the Convertible Debentures at the rate of 0.55% per annum. This interest rate and the accrual of original issue discount represent a yield to maturity on the Convertible Debentures of 3.75%. The Convertible Debentures are convertible at the option of the holders thereof initially into 12.078 shares of the Company's common stock per $1,000 principal amount at maturity of Debenture. The Convertible Debentures may be redeemed at the Company's option on or after June 18, 2004. The Company's obligations with respect to the Convertible Debentures are guaranteed on a subordinated basis by Ann Taylor.

     On July 22, 1999, Ann Taylor redeemed all of its outstanding 8-3/4% Notes, at a redemption price of 101.375% of principal amount, plus accrued unpaid interest to the redemption date. The redemption of the 8-3/4% Notes resulted in an extraordinary charge to earnings in the second quarter of Fiscal 1999 of $962,000, or $0.03 per share on a diluted basis, net of income tax benefit.

      Ann Taylor and its wholly owned subsidiary AnnTaylor Distribution Services, Inc. are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage loan balance at February 2, 2002 was $1,250,000.

      The aggregate principal payments for the next five years of all long-term obligations at February 2, 2002 are as follows:

        Fiscal Year                            (in thousands)
        -----------
          2002..................................... $ 1,250
          2003.....................................     ---
          2004.....................................     ---
          2005.....................................     ---
          2006.....................................     ---
                                                    -------
          Total.................................... $ 1,250
                                                    =======

                                      -37-
================================================================================

                         ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



3.  PREFERRED SECURITIES

      In April and May of Fiscal 1996, the Company completed the sale of an aggregate of $100,625,000 of 8-1/2% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities (the "preferred securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the
"Trust"). On June 29, 1999, the Trust redeemed all of the outstanding preferred securities. All but $100,000 of the liquidation amount of the preferred securities was tendered for conversion into an aggregate of 5,116,717 shares of Company common stock prior to the redemption date, at a conversion price of $19.65 per share of common stock, or 2.545 shares of common stock per $50 liquidation amount of the security. Holders of preferred securities that were not tendered for conversion received 105.95% of the liquidation amount of the preferred securities redeemed, plus accrued distributions.


4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

      A summary of activity in the allowance for doubtful accounts for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 is as follows:

                                                  FISCAL YEARS ENDED
                                             ------------------------------
                                             FEB. 2,    FEB.3,     JAN. 29,
                                              2002       2001       2000
                                             ------     ------     ------
                                                    (IN THOUSANDS)

Balance at beginning of year ............   $   621    $   666    $   820
Provision for loss on accounts receivable     1,443      1,154      1,032
Accounts written off ....................    (1,501)    (1,199)    (1,186)
                                             ------     ------     ------
Balance at end of year ..................   $   563    $   621    $   666
                                             ======     ======     ======

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

      Future minimum lease payments under non-cancelable operating leases as of February 2, 2002 are as follows:

      FISCAL YEAR                           (IN THOUSANDS)
      -----------
       2002..................................$  133,305
       2003..................................   131,232
       2004..................................   126,691
       2005..................................   117,674
       2006..................................    97,100
       2007 and thereafter...................   401,470
                                              ---------
       Total.................................$1,007,472
                                              =========

                                      -38-
================================================================================

                         ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Rent expense for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 was as follows:

                                  FISCAL YEARS ENDED
                        -----------------------------------------
                        FEB. 2,         FEB. 3,          JAN. 29,
                          2002            2001             2000
                        --------        --------         --------
                                     (IN THOUSANDS)

Minimum rent ........   $107,858        $ 91,482         $ 73,363
Percentage rent......      2,006           3,534            3,131
                        --------        --------         --------
     Total ..........   $109,864        $ 95,016         $ 76,494
                        ========        ========         ========

LITIGATION

      The Company has been named as a defendant in several legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial position, consolidated results of operations, or liquidity of the Company.

      In addition, the Company settled the purported class action lawsuit pending in the United States District Court for the Southern District of New York against the Company, its wholly-owned subsidiary and certain former officers and directors. Finalization of the settlement is subject to Court approval. The complaint alleged that the defendants made false and misleading statements about the Company and its subsidiary from February 3, 1994 through May 4, 1995. The net cost to the Company, after application of insurance proceeds, will be approximately $3.3 million. The decision to settle this action was not an admission of any wrongdoing, but reflected the significant legal fees, other expenses and management time that would have to be devoted to continue to vigorously defend it in the courts.


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

                                                           FISCAL YEARS ENDED
                               --------------------------------------------------------------------------------
                                   FEBRUARY 2, 2002           FEBRUARY 3, 2001             JANUARY 29, 2000
                               ------------------------    ------------------------  --------------------------
                                                   PER                         PER                        PER
                                                  SHARE                       SHARE                      SHARE
                               INCOME    SHARES   AMOUNT   INCOME    SHARES   AMOUNT  INCOME    SHARES   AMOUNT
                               ------    ------   ------   ------    ------   ------  -------   ------   ------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC EARNINGS PER SHARE
------------------------
Income available
   to common stockholders
   before extraordinary loss   $29,105   28,883   $1.01    $52,363   28,608   $1.83   $65,493   29,021   $2.25
                                                  =====                       =====                      =====
EFFECT OF DILUTIVE
SECURITIES
------------
Warrants ...................        --       --                 --       --      --        --        1
Stock options and
   restricted stock ........        --      224                 --      209                --      269
Preferred securities .......        --       --                 --       --             1,123    2,083
Convertible Debentures              --       --              2,644    2,404             1,570    1,475
                               -------   ------            -------   ------           -------   ------
DILUTED EARNINGS PER SHARE
--------------------------
Income available
   to common stockholders
   before extraordinary loss   $29,105   29,107   $1.00    $55,007   31,221   $1.76   $68,186   32,849   $2.08
                               =======   ======   =====    =======   ======   =====   =======   ======   =====

================================================================================

                         ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



6.  NET INCOME PER SHARE (CONTINUED)

      Options to purchase 2,075,440, 960,340, and 830,500 shares of common stock were excluded from the above computations of weighted average shares for diluted earnings per share for Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively. This was due to the antidilutive effect of the options' exercise prices as compared to the average market price of the common shares during those periods. Additionally, conversion of the Convertible Debentures into common stock is excluded from the computation of diluted earnings per share for Fiscal 2001, due to the antidilutive effect of the conversion for that period.


7.  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                 FISCAL YEARS ENDED
                                                 ------------------
                                                 FEB. 2,    FEB. 3,
                                                   2002       2001
                                                 --------   --------
                                                    (IN THOUSANDS)
Land and building ............................   $  9,415   $  8,774
Leasehold improvements .......................    161,210    132,537
Furniture and fixtures .......................    247,145    213,195
Construction in progress .....................     20,181     25,279
                                                 --------   --------
                                                  437,951    379,785
Less accumulated depreciation and amortization    187,216    159,753
                                                 --------   --------
    Net property and equipment ...............   $250,735   $220,032
                                                 ========   ========


8.  OTHER EQUITY AND STOCK OPTION PLANS


COMMON STOCK

      During Fiscal 1999, the number of authorized shares of common stock was increased from 40,000,000 to 120,000,000.


PREFERRED STOCK

      At February 2, 2002, February 3, 2001 and January 29, 2000, there were 2,000,000 shares of preferred stock, par value $0.01, authorized and unissued.


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


                                      -40-
================================================================================

                         ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8.  OTHER EQUITY AND STOCK OPTION PLANS (CONTINUED)

ASSOCIATE DISCOUNT STOCK PURCHASE PLAN

      In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the "Stock Purchase Plan") through which participating eligible employees may purchase shares of the Company's common stock semiannually, at a price equal to the lower of 85% of the closing price of the Company's common stock on the grant date or the purchase date of each semi-annual stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. During Fiscal
2001 and Fiscal 2000, 70,021 and 107,938 shares respectively were issued pursuant to the Stock Purchase Plan, at an average price per share of $24.49 and $18.80, respectively. No shares of common stock were previously issued pursuant to the Stock Purchase Plan. At February 2, 2002, there were 72,041 shares available for future issuance under this Stock Purchase Plan.


STOCK OPTION PLANS

      In 1989 and 1992 the Company established stock option plans. In Fiscal 2000 and Fiscal 2001, the Company established stock option and restricted award plans (the "2000 Plan" and "2002 Plan" respectively). Under the 2000 Plan, the number of shares of common stock as to which options and restricted stock may be granted from time to time may not exceed 1,000,000, of which no more than 250,000 may be granted as restricted stock. Under the 2002 Plan, the number of shares of common stock as to which options and restricted stock may be granted from time to time may not exceed 2,000,000 shares, of which no more than 350,000 may be granted as restricted stock. Both the 2000 and 2002 Plans also include an acceleration clause by which all options not exercisable by their terms will, upon the occurrence of certain events, become exercisable. At February 2, 2002, there were no shares reserved for issuance under the 1989 plan, 2,013,301 shares reserved for issuance under the 1992 plan, 962,375 shares reserved for issuance under the 2000 Plan, and 2,000,000 shares reserved for issuance under the 2002 Plan. Under the terms of all plans, the exercise price of any option may not be less than 100% of the fair market value of the common stock on the date of grant.

      Stock options granted prior to 1994 generally vest over a five year period, with 20% becoming exercisable immediately upon grant of the option and 20% per year for the next four years. Stock options granted since 1994 generally vest either (i) over a four year period, with 25% becoming exercisable on each of the first four anniversaries of the grant, or (ii) in seven or nine years with accelerated vesting upon the achievement of specified earnings or stock price targets within a five-year period. In general, stock options granted under all of the plans expire ten years from the date of grant. At February 2, 2002, there were no shares under the 1989 or 1992 plans, 65,148 shares under the 2000 Plan, and 994,900 shares under the 2002 Plan available for future grant.

      The following table summarizes stock option transactions for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000:

                                                          WEIGHTED       NUMBER
                                         OPTION PRICES   AVERAGE PRICE OF SHARES
                                         --------------- ------------- ---------
Outstanding Options January 30, 1999     $ 6.80 - $44.13    $20.67    1,391,898
  Granted.....................           $22.81 - $47.69    $43.56      882,500
  Exercised...................           $ 6.80 - $42.50    $18.65     (351,737)
  Canceled....................           $11.00 - $44.25    $25.41     (123,980)
                                                                      ---------
Outstanding Options January 29, 2000     $11.50 - $47.69    $31.98    1,798,681
  Granted.....................           $16.88 - $38.63    $23.72      870,900
  Exercised...................           $14.19 - $36.25    $19.22     (110,059)
  Canceled....................           $14.19 - $44.81    $26.11     (303,193)
                                                                      ---------
Outstanding Options February 3, 2001     $11.50 - $47.69    $30.21    2,256,329
  Granted.....................           $25.04 - $37.95    $33.65    1,884,100
  Exercised...................           $14.19 - $35.38    $21.13     (213,570)
  Canceled....................           $15.50 - $45.00    $30.93     (268,378)
                                                                      ---------
Outstanding Options February 2, 2002     $11.50 - $47.69    $32.48    3,658,481
                                                                      =========

                                      -41-
================================================================================

                         ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8.  OTHER EQUITY AND STOCK OPTION PLANS


STOCK OPTION PLANS (CONTINUED)

      Options for 729,985, 631,787 and 558,321 shares were exercisable as of February 2, 2002, February 3, 2001 and January 29, 2000, respectively, and had a weighted average exercise price of $26.96, $24.54 and $20.74 per share, respectively.

      The   following   table   summarizes   information   concerning   options
outstanding and exercisable at February 2, 2002:

                                OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                         ---------------------------------  --------------------
                                     WEIGHTED
                                      AVERAGE     WEIGHTED              WEIGHTED
                                     REMAINING     AVERAGE              AVERAGE
      RANGE OF             NUMBER    CONTRACTUAL  EXERCISE    NUMBER    EXERCISE
      EXERCISE PRICE     OUTSTANDING LIFE(YEARS)   PRICE    EXERCISABLE  PRICE
      --------------     ----------- -----------   -----    -----------  -----

      $11.50-$14.31         19,583     5.8         $14.12     15,833     $14.11
      $14.32-$19.08        270,105     5.0         $16.27    230,303     $16.38
      $19.09-$23.84        270,394     6.6         $21.66    137,394     $21.19
      $23.85-$28.61        978,959     8.1         $25.53    101,707     $24.23
      $28.62-$33.38        212,420     7.0         $31.19     33,828     $32.58
      $33.39-$38.15      1,158,520     9.1         $37.76      8,003     $35.82
      $38.16-$42.92         63,000     7.7         $40.57     27,750     $40.93
      $42.93-$47.69        685,500     6.7         $44.31    175,167     $44.43
                         ------------------------------------------------------
      $11.50-$47.69      3,658,481     7.2         $32.48    729,985     $26.96
                         ======================================================

      The Company accounts for the stock options and the employees' purchase rights under the Stock Purchase Plan using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards and shares purchased under the Stock Purchase Plan. Had compensation costs of option awards and employees' purchase rights been determined under a fair value alternative method as stated in SFAS No. 123, "Accounting for Stock-Based Compensation", the Company would have been required to prepare a fair value model for such options and employees' purchase rights, and record such amount in the consolidated financial statements as compensation expense. Pro forma net income before extraordinary loss and net income per share before extraordinary loss, on a diluted basis, after taking into account such expense, would have been as follows:

                                      FISCAL YEARS ENDED
                                -------------------------------
                                 FEB. 2,    FEB. 3,    JAN. 29,
                                  2002       2001       2000
                                -------     -------    -------
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Net income:
         As reported.........   $29,105     $52,363    $64,531
         Pro forma...........   $26,831     $49,964    $63,917

      Basic earnings per share:
         As reported.........   $  1.01     $  1.83    $  2.25
         Pro forma...........   $  0.93     $  1.75    $  2.20

      Diluted earnings per share:
         As reported.........   $  1.00     $  1.76    $  2.08
         Pro forma...........   $  0.92     $  1.69    $  2.03


                                      -42-
================================================================================

                         ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




8.  OTHER EQUITY AND STOCK OPTION PLANS


STOCK OPTION PLANS (CONTINUED)

      The fair  value of each  option  grant  is  estimated  at the date of the
grant  using  the  Black-Scholes   option-pricing   model  with  the  following
weighted average assumptions:


                                       FISCAL YEARS ENDED
                                 -----------------------------
                                 FEB. 2,    FEB. 3,    JAN. 29,
                                  2002        2001      2000
                                 ------     -------    -------
      Expected volatility....     82.2%       69.7%      49.1%
      Risk-free interest rate      5.6%        5.9%       4.9%
      Expected life (years)..      4.5         4.0        4.0
      Dividend yield.........      ---         ---        ---


      In 1994, the Company's 1992 stock option plan was amended and restated to include restricted stock and unit awards. A unit represents the right to receive the cash value of a share of common stock on the date the restrictions on the unit lapse. The restrictions on grants generally lapse over a four year period from the date of the grant. In the event a grantee terminates employment with the Company, any restricted stock or restricted units remaining subject to restrictions are forfeited. During Fiscal 1999, 2000 and 2001, certain executives were awarded restricted common stock and, in some cases, restricted units. The resulting unearned compensation expense, based upon the market value on the date of grants, was charged to stockholders' equity and is being amortized over the restricted period.



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


                                      -43-
================================================================================

                         ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


10.   INCOME TAXES

      The provision for income taxes for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000 consists of the following:

                                        FISCAL YEARS ENDED
                                    --------------------------
                                    FEB. 2,  FEB. 3,   JAN. 29,
                                     2002     2001       2000
                                     ----     ----       ----
                                         (IN THOUSANDS)
    Federal:
     Current.......................$27,492  $38,082    $41,682
     Deferred...................... (4,359)  (3,047)    (3,033)
                                   -------  -------    -------
       Total federal............... 23,133   35,035     38,649
                                   -------  -------    -------
    State and local:
     Current.......................  2,589    6,476     11,856
     Deferred......................   (756)    (817)      (809)
                                   -------  -------    -------
       Total state and local.......  1,833    5,659     11,047
                                   -------  -------    -------
    Foreign:
     Current.......................    591      471        525
     Deferred......................    ---     (130)       ---
                                   -------  -------    -------
       Total foreign...............    591      341        525
                                   -------  -------    -------
     Total.........................$25,557  $41,035    $50,221
                                   =======  =======    =======

      The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 is as follows:

                                                  FISCAL YEARS ENDED
                                         -------------------------------------
                                         FEBRUARY 2,  FEBRUARY 3,  JANUARY 29,
                                             2002         2001        2000
                                          ---------     ---------    ---------
                                          (IN THOUSANDS, EXCEPT PERCENTAGES)

Income before income taxes and
   extraordinary loss ................... $  54,662     $  93,398    $ 115,714
                                          =========     =========    =========
Federal statutory rate ..................        35%           35%          35%
                                          =========     =========    =========
Provision for income taxes at
   federal statutory rate................ $  19,132     $  32,689    $  40,500
State and local income taxes,
   net of federal income tax benefit ....     2,916         4,751        6,278
Non-deductible amortization of goodwill .     3,500         3,500        3,500
Earnings of foreign subsidiaries ........        29            78           79
Other ...................................       (20)           17         (136)
                                          ---------     ---------    ---------
Provision for income taxes .............. $  25,557     $  41,035    $  50,221
                                          =========     =========    =========

      The tax effects of significant items comprising the Company's deferred tax assets as of February 2, 2002 and February 3, 2001 are as follows:



                                             FEB. 2,  FEB. 3,
                                               2002     2001
                                            --------  --------
                                              (IN THOUSANDS)
    Current:
     Inventory............................  $ 5,929   $ 4,375
     Accrued expenses.....................    6,666     3,364
     Real estate..........................   (2,819)   (2,087)
                                            -------   -------
    Total current.........................  $ 9,776   $ 5,652
                                            =======   =======

    Noncurrent:
     Accrued expenses.....................  $   ---   $   983
     Depreciation and amortization........   (1,970)   (2,616)
     Rent expense.........................    6,057     5,510
     Other................................      765       (16)
                                            -------   -------
    Total noncurrent......................  $ 4,852   $ 3,861
                                            =======   =======


                                      -44-
================================================================================

                         ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



10.   INCOME TAXES (CONTINUED)

      Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered permanently reinvested, which at February 2, 2002 amounted to approximately $6,803,000. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $2,148,000.


 11.RETIREMENT PLANS

      SAVINGS PLAN. Ann Taylor maintains a defined contribution 401(k) savings plan for substantially all full-time employees of Ann Taylor and its subsidiaries. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. Ann Taylor makes a matching contribution of 50% with respect to the first 3% of each participant's annual earnings contributed to the plan. Ann Taylor's contributions to the plan for Fiscal 2001, Fiscal 2000 and Fiscal 1999 were $950,000, $792,000 and $697,000, respectively.

      PENSION PLAN. Substantially all full-time employees of Ann Taylor and its subsidiaries are covered under a noncontributory defined benefit pension plan. The pension plan calculates benefits based on a career average formula. Ann Taylor's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.

      The following table provides information for the pension plan at February 2, 2002, February 3, 2001 and January 29, 2000:



                                                    FISCAL YEARS ENDED
                                                -----------------------------
                                                FEB. 2,    FEB. 3,    JAN. 29,
                                                   2002      2001       2000
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation, beginning of year .......   $ 6,782    $ 4,954    $ 4,642
Service cost ................................     1,524      1,206      1,129
Interest ....................................       523        442        340
Actuarial loss ..............................     1,135        912         19
Benefits paid ...............................      (941)      (732)    (1,176)
                                                -------    -------    -------
Benefit obligation, end of year .............     9,023      6,782      4,954
                                                -------    -------    -------
Change in plan assets:
Fair value of plan assets, beginning of year      9,644      9,489      7,486
Actual return on plan assets ................    (1,414)       887        763
Employer contribution .......................     1,838       --        2,416
Benefits paid ...............................      (941)      (732)    (1,176)
                                                -------    -------    -------
Fair value of plan assets, end of year ......     9,127      9,644      9,489
                                                -------    -------    -------

Funded status (fair value of plan assets less
   benefit obligation) ......................       104      2,862      4,535
Unrecognized net actuarial (gain)/loss ......     2,710       (763)    (1,621)
Unrecognized prior service cost .............        51         57         63
                                                -------    -------    -------
Prepaid benefit cost ........................   $ 2,865    $ 2,156    $ 2,977
                                                =======    =======    =======

                                      -45-
================================================================================

                         ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



 11.  RETIREMENT PLANS (CONTINUED)

      Net pension cost includes the following components:


                                             FISCAL YEARS ENDED
                                      ------------------------------
                                      FEB. 2,     FEB. 3,    JAN. 29,
                                        2002        2001       2000
                                       -------    -------    -------
                                               (IN THOUSANDS)

Service cost .......................   $ 1,524    $ 1,206    $ 1,129
Interest cost ......................       523        442        340
Expected return on assets ..........      (924)      (831)      (776)
Amortization of prior gains ........      --           (1)       (22)
Amortization of prior service cost .         6          6          6
                                       -------    -------    -------
Net periodic pension cost ..........   $ 1,129    $   822    $   677
                                       =======    =======    =======


      For the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, the following actuarial assumptions were used:


                                              FISCAL YEARS ENDED
                                           ------------------------
                                           FEB. 2, FEB. 3,  JAN. 29,
                                             2002    2001     2000
                                           ------- -------  --------

Discount rate .........................      7.50%   7.75%   8.25%
Long-term rate of return on assets ....      9.00%   9.00%   9.00%
Rate of increase in future compensation      4.00%   4.00%   4.00%



12. QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                    QUARTER
                                    ---------------------------------------
                                      FIRST     SECOND     THIRD     FOURTH
                                      -----     ------     -----     ------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2001
Net sales .......................   $307,090   $310,292   $310,804   $371,387
Gross profit ....................    159,652    152,003    167,875    168,235
Net income (loss) ...............   $ 10,944   $  6,399   $ 12,094   $   (332)

Basic earnings (loss) per share .   $   0.38   $   0.22   $   0.42   $  (0.01)
Diluted earnings (loss) per share   $   0.37   $   0.22   $   0.40   $  (0.01)

FISCAL 2000
Net sales .......................   $277,068   $306,252   $305,876   $343,580
Gross profit ....................    148,596    143,808    170,438    147,898
Net income ......................   $ 11,282   $ 13,426   $ 23,877   $  3,778

Basic earnings per share ........   $   0.39   $   0.47   $   0.83   $   0.13
Diluted earnings per share ......   $   0.38   $   0.45   $   0.78   $   0.13


     The sum of the quarterly per share data may not equal the annual amounts due to changes in the weighted average shares and share equivalents outstanding. Conversion of the Convertible Debentures into common stock is not included in the computation of diluted earnings per share for the second and fourth quarters of Fiscal 2001 and the fourth quarter of Fiscal 2000 due to the antidilutive effect of the conversion.

                                      -46-
================================================================================

                         ANNTAYLOR STORES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



13. SUBSEQUENT EVENT

     On February 4, 2002, the Company sold the assets associated with its Ann Taylor credit card accounts to World Financial Network National Bank (the "Bank"). In connection with the sale, the Company contracted with Alliance Data Systems Corporation ("ADS"), the Bank's affiliated servicer, to provide private label credit card services to proprietary Ann Taylor credit card customers. Under the terms of the transaction, ADS will manage the Ann Taylor credit card program, and pay the Company a percentage of all collected finance charges. The Company believes that having ADS provide these services rather than continuing to handle this program in-house will further strengthen the Company's relationship with its clients, and aid in the growth of the Ann Taylor credit card.
                                      -47-