Form 10-Q
period 2002-06-14
TAYLOR ANN STORES CORP
filed 2002-06-14
CIK 874214

-------------------------------------------------------------------
-------------------------------------------------------------------



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


            FOR THE QUARTERLY PERIOD ENDED MAY 4, 2002



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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding as of
           Class                                     May 31, 2002
           -----                                     ------------
  Common Stock, $.0068 par value                    44,509,699


---------------------------------------------------------------------
---------------------------------------------------------------------


================================================================================

                   INDEX TO FORM 10-Q
                   ------------------






                                                                    PAGE NO.
                                                                    --------
   PART I. FINANCIAL INFORMATION
   -----------------------------

    Item 1.  Financial Statements

             Condensed Consolidated Statements of Income
               for the Quarters Ended May 4, 2002 and
               May 5, 2001.......................................     3
             Condensed Consolidated Balance Sheets at
               May 4, 2002 and February 2, 2002..................     4
             Condensed Consolidated Statements of Cash Flows
               for the Quarters Ended May 4, 2002 and
               May 5, 2001.......................................     5
             Notes to Condensed Consolidated Financial Statements     6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............    10


   PART II.OTHER INFORMATION
   -------------------------

      Item 4.Submission of Matters to a Vote of Security Holders     16

      Item 6.Exhibits and Reports on Form 8-K....................    17

================================================================================

                   PART I. FINANCIAL INFORMATION
                   -----------------------------

ITEM 1.    FINANCIAL STATEMENTS


                   ANNTAYLOR STORES CORPORATION
                   ----------------------------
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            -------------------------------------------
        FOR THE QUARTERS ENDED MAY 4, 2002 AND MAY 5, 2001
                            (UNAUDITED)


                                                              QUARTERS ENDED
                                                         -----------------------
                                                         MAY 4, 2002 MAY 5, 2001
                                                         ----------- -----------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
                                                            -------      -------
Net sales ............................................     $345,392     $307,090
Cost of sales ........................................      158,829      147,438
                                                            -------      -------

Gross profit .........................................      186,563      159,652
Selling, general and administrative expenses .........      151,081      135,718
Amortization of goodwill .............................         --          2,760
                                                            -------      -------
Operating income .....................................       35,482       21,174
Interest income ......................................          516          335
Interest expense .....................................        1,699        1,780
                                                            -------      -------
Income before income taxes ...........................       34,299       19,729
Income tax provision .................................       13,377        8,785
                                                            -------      -------
   Net income ........................................     $ 20,922     $ 10,944
                                                           ========     ========

Basic earnings per share of common stock .............     $   0.48     $   0.25
                                                           ========     ========
Diluted earnings per share of common stock ...........     $   0.45     $   0.25
                                                           ========     ========


    See accompanying notes to condensed consolidated financial statements.
                                      -3-
================================================================================

                   ANNTAYLOR STORES CORPORATION
                   ----------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS
               -------------------------------------
                 MAY 4, 2002 AND FEBRUARY 2, 2002
                            (UNAUDITED)



                                                           MAY 4,    FEBRUARY 2,
                                                            2002        2002
                                                         ---------    ---------
                       Assets                                (IN THOUSANDS)
Current assets
  Cash and cash equivalents ..........................   $ 124,508    $  30,037
  Accounts receivable, net ...........................      14,868       65,296
  Merchandise inventories ............................     172,275      180,117
  Prepaid expenses and other current assets ..........      50,007       50,403
                                                         ---------    ---------
      Total current assets ...........................     361,658      325,853
Property and equipment, net ..........................     249,744      250,735
Goodwill, net ........................................     286,579      286,579
Deferred financing costs, net ........................       4,835        5,044
Other assets .........................................      14,359       14,775
                                                         ---------    ---------
      Total assets ...................................   $ 917,175    $ 882,986
                                                         =========    =========
        Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable ...................................   $  51,359    $  59,482
  Accrued expenses ...................................      82,770       75,882
  Current portion of long-term debt ..................        --          1,250
                                                         ---------    ---------
      Total current liabilities ......................     134,129      136,614

Long-term debt, net ..................................     119,112      118,280
Deferred lease costs and other liabilities ...........      17,249       15,963


Stockholders' equity
  Common stock, $.0068 par value;
   120,000,000 shares authorized;
   32,441,023 and 32,183,971 shares
   issued, respectively ..............................         218          219
  Additional paid-in capital .........................     493,832      484,582
  Retained earnings ..................................     237,316      218,709
  Deferred compensation on restricted stock ..........      (8,608)      (9,296)
                                                         ---------    ---------
                                                           722,758      694,214
      Treasury stock, at cost
         2,648,209 and 2,806,821 shares, respectively      (76,073)     (82,085)
                                                         ---------    ---------
      Total stockholders' equity .....................     646,685      612,129
                                                         ---------    ---------
      Total liabilities and stockholders' equity .....   $ 917,175    $ 882,986
                                                         =========    =========


       See accompanying notes to condensed consolidated financial statements.

                                      -4-
================================================================================

                    ANNTAYLOR STORES CORPORATION
                    ----------------------------
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          -----------------------------------------------
         FOR THE QUARTERS ENDED MAY 4, 2002 AND MAY 5, 2001
                            (UNAUDITED)


                                                           QUARTERS ENDED
                                                      -------------------------
                                                      MAY 4, 2002   MAY 5, 2001
                                                      -----------   ----------
                                                          (IN THOUSANDS)
Operating activities:
  Net income ......................................   $  20,922      $  10,944
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Provision for loss on accounts receivable .....        --              407
    Depreciation and amortization .................      11,730          9,778
    Amortization of goodwill ......................        --            2,760
    Amortization of deferred compensation .........       1,391            476
    Non-cash interest .............................       1,056          1,077
    Loss on disposal of property and equipment ....         306            139
    Gain on sale of proprietary credit
      card accounts receivable ....................      (2,095)          --
    Tax benefit from exercise of stock options ....       2,794              5
    Changes in assets and liabilities:
      Receivables .................................      (5,277)       (10,287)
      Merchandise inventories .....................       7,842           (928)
      Prepaid expenses and other current assets ...         396          1,592
      Accounts payable and accrued liabilities ....      (1,237)       (17,083)
      Other non-current assets and liabilities, net       1,703           (501)
                                                        -------        -------
  Net cash provided (used) by operating activities       39,531         (1,621)
                                                        -------        -------
Investing activities:
  Purchases of property and equipment .............     (11,045)       (19,780)
  Net proceeds from sale of proprietary
    credit card accounts receivable ...............      57,800           --
                                                        -------        -------
  Net cash provided (used) by investing activities       46,755        (19,780)
                                                        -------        -------
Financing activities:
  Payments on mortgage ............................      (1,250)          (341)
  Payment of financing costs ......................         (14)          (951)
  Issuance of common stock, net ...................       9,449            854
                                                        -------        -------
  Net cash provided (used) by financing activities        8,185           (438)
                                                        -------        -------
Net increase (decrease) in cash ...................      94,471        (21,839)
Cash and cash equivalents, beginning of period ....      30,037         31,962
                                                        -------        -------
Cash and cash equivalents, end of period ..........   $ 124,508      $  10,123
                                                        =======        =======

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest ........   $     354      $     373
                                                        =======        =======
  Cash paid during the period for income taxes ....   $   2,581      $      58
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

      The results of operations for the 2002 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

      The February 2, 2002 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of AnnTaylor Stores Corporation ("the Company").

      Certain  fiscal  2001  amounts  have  been   reclassified  to
conform to the fiscal 2002 presentation.

      Detailed footnote information is not included for the quarters ended May 4, 2002 and May 5, 2001. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 2001 Annual Report to Stockholders.



2.  NET INCOME PER SHARE
    --------------------

      Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock, which are issuable by the Company upon the conversion of all outstanding stock options, restricted stock and convertible securities, if the effect is dilutive.

      In April 2002, the Company's Board of Directors approved a 3-for-2 split of the Company's Common Stock, in the form of a stock dividend. One additional share of Common Stock for every two shares owned was distributed on May 20, 2002 to stockholders of record at the close of business on May 2, 2002. Basic and diluted earnings per share (both before and after the issuance of additional shares in connection with the stock split) calculations follow:

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


2.  NET INCOME PER SHARE (CONTINUED)
    --------------------------------


                                                                      QUARTERS ENDED
                                     -----------------------------------------------------------------------------------------
                                                   MAY 4, 2002                                 MAY 5, 2001
                                     -------------------------------------------   -------------------------------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                                                       PER                                           PER
                                                     SHARES        SHARE AMOUNT                   SHARES         SHARE AMOUNT
                                                ----------------   -------------              ----------------   -------------
                                                BEFORE    AFTER    BEFORE  AFTER              BEFORE    AFTER    BEFORE  AFTER
                                     INCOME     SPLIT     SPLIT    SPLIT   SPLIT   INCOME     SPLIT     SPLIT    SPLIT   SPLIT
                                     -------    ------    ------   -----   -----   -------    ------    ------   -----   -----
BASIC EARNINGS PER SHARE
------------------------
Income available to common
   stockholders ..................   $20,922    29,319    43,978   $0.71   $0.48   $10,944    28,750    43,125   $0.38   $0.25
                                                                   =====   =====                                 =====   =====

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options and restricted stock       ---       480       721                       ---       169       254
Convertible Debentures ...........       706     2,404     3,606                       676     2,404     3,606
                                     -------    ------    ------                   -------    ------    ------

DILUTED EARNINGS PER SHARE
--------------------------
Income available to common
  stockholders ...................   $21,628    32,203    48,305   $0.67   $0.45   $11,620    31,323    46,985   $0.37   $0.25
                                     =======    ======    ======   =====   =====   =======    ======    ======   =====   =====



      Options to purchase 583,750 and 1,512,340 shares of common stock during the quarters ended May 4, 2002 and May 5, 2001, respectively, were excluded from the above computations of weighted average shares for pre-stock split diluted earnings per share. This translates to 875,625 and 2,268,510 shares of common stock for the same thirteen week periods after the issuance of additional options in connection with the stock split. The above adjustments were due to the antidilutive effect of the options' exercise prices as compared to the average market price of the common shares during those periods.


3.  LONG-TERM DEBT
    --------------


      Long-term debt outstanding at May 4, 2002 was $119,112,000, which represents the net carrying value of the Company's convertible debentures. During the first quarter of fiscal 2002, the Company paid the remaining outstanding balance on the mortgage loan securing its Distribution Center in Louisville, Kentucky.

================================================================================

                   ANNTAYLOR STORES CORPORATION
                   ----------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
                            (UNAUDITED)


4.  SALE OF ACCOUNTS RECEIVABLE
    ---------------------------

      On February 4, 2002, the Company sold the net assets associated with its Ann Taylor credit card accounts to World Financial Network National Bank (the "Bank"). The associated pre-tax gain of $2,095,000 is reported in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. In connection with the sale, the Company contracted with Alliance Data Systems Corporation ("ADS"), the Bank's affiliated servicer, to provide private label credit card services to proprietary Ann Taylor credit card customers. Under the terms of the transaction, ADS will manage the Ann Taylor credit card program, and pay the Company a percentage of all collected finance charges. The Company has also agreed to guarantee certain credit card accounts issued to Ann Taylor associates subsequent to the sale.


5.    RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

      Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced by periodic tests for impairment within six months of the date of adoption, and then on a periodic basis thereafter. Based on the impairment testing performed in February 2002, management determined that there was no impairment loss related to the net carrying value of the Company's recorded goodwill. Management intends to reevaluate this on an annual basis, in accordance with the provisions of SFAS No. 142.

      The following table provides a reconciliation of reported net income and earnings per share for the quarter ended May 5, 2001 to adjusted net income and earnings per share had SFAS No. 142 been applied as of the beginning of fiscal 2001:


                                                QUARTER ENDED MAY 5, 2001
                                -----------------------------------------------
                                               BASIC              DILUTED
                                         EARNINGS PER SHARE  EARNINGS PER SHARE
                                         ------------------  ------------------
                                           BEFORE   AFTER     BEFORE    AFTER
                                INCOME     SPLIT    SPLIT      SPLIT    SPLIT
                                ------     -----    -----      -----    -----

Income available to common
   stockholders.............   $10,944     $0.38    $0.25      $0.37    $0.25
Impact of adopting SFAS
   No. 142 in fiscal 2001...     2,760      0.10     0.07       0.09     0.06
                               -------     -----    -----      -----    -----
Adjusted income available
   to common stockholders...   $13,704     $0.48    $0.32      $0.46    $0.31
                               =======     =====    =====      =====    =====


                                      -8-
================================================================================

                   ANNTAYLOR STORES CORPORATION
                   ----------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
                            (UNAUDITED)


5.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    --------------------------------------------

      In July 2001, the Financial Accounting Standards Board (the "FASB"), issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 will have no impact on the Company's consolidated financial statements.

                                      -9-
================================================================================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                                                   QUARTERS ENDED
                                               ------------------------
                                               MAY 4, 2002  MAY 5, 2001
                                               -----------  -----------
    Number of Stores:
       Open at beginning of period...............  538          478
       Opened during period......................   13           11
       Expanded or remodeled during period*......  ---            4
       Closed during period......................  ---            1
       Open at end of period.....................  551          488
    Type of Stores Open at End of Period:
       Ann Taylor stores.........................  343          334
       Ann Taylor Loft stores....................  188          141
       Ann Taylor Factory Stores.................   20           13

-------------------
    * Expanded stores are excluded from comparable store sales for the first year following expansion.


QUARTER ENDED MAY 4, 2002 COMPARED TO QUARTER ENDED MAY 5, 2001

      The Company's net sales in the first quarter of fiscal 2002 increased to $345,392,000 from $307,090,000 in the first quarter of fiscal 2001, an increase of $38,302,000, or 12.5 percent. Comparable store sales for the first quarter of fiscal 2002 increased 0.1 percent, compared to a decrease of 3.5 percent in the first quarter of fiscal 2001. Comparable sales by division were down 2.1 percent for Ann Taylor stores and up 5.9 percent for Ann Taylor Loft stores. The sales increase was primarily the result of an increase in the number of stores open as compared to last year.

      Gross margin as a percentage of net sales increased to 54.0 percent in the first quarter of fiscal 2002, compared to 52.0 percent in the first quarter of fiscal 2001. The increase is primarily due to higher margins achieved on full price sales at both divisions.

      Selling, general and administrative expenses were $151,081,000, or 43.7 percent of net sales, in the first quarter of fiscal 2002, compared to $135,718,000, or 44.2 percent of net sales, in the first quarter of fiscal 2001. The decrease in selling,  general and  administrative  expenses as a percentage  of sales is due to the combined effect of efficiencies gained in store operations, lower internet spending, and an approximate $1 million net reduction in expenses related to the cost of

================================================================================
servicing the Company's proprietary credit card. This was due to the one-time gain associated with the sale of the Ann Taylor credit card, offset by a reduction in net finance charge income as a result of the sale. The above decreases were partially offset by an increase in the provision for management performance bonus, and an increase in store tenancy due to the addition of new stores.

      As a result of the foregoing, the Company had operating income of $35,482,000, or 10.3 percent of net sales, in the first quarter of fiscal 2002, compared to $21,174,000, or 6.9 percent of net sales, in the first quarter of fiscal 2001. There was no goodwill amortization recorded in the first quarter of fiscal 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets", which the Company adopted in February 2002. Amortization of goodwill was $2,760,000 in the first quarter of fiscal 2001. Fiscal 2001 operating income, without giving effect to goodwill amortization, was $23,934,000, or 7.8 percent of net sales.

      Interest income was $516,000 in the first quarter of fiscal 2002, compared to $335,000 in the first quarter of fiscal 2001. The increase was primarily attributable to higher cash on hand offset somewhat by lower interest rates during the first quarter of fiscal 2002, as compared to the first quarter of fiscal 2001.

      Interest expense was $1,699,000 in the first quarter of fiscal 2002, compared to $1,780,000 in the first quarter of fiscal 2001.

      The income tax provision was $13,377,000, or 39.0 percent of income before income taxes, in the first quarter of fiscal 2002, compared to $8,785,000, or 44.5 percent of income before income taxes, in the first quarter of fiscal 2001. The decrease in the effective income tax rate was the result of non-deductible goodwill expense, which as previously discussed, was not recorded in fiscal 2002.

      As a result of the foregoing factors, the Company had net income of $20,922,000, or 6.1 percent of net sales, for the first quarter of fiscal 2002, compared to $10,944,000, or 3.6 percent of net sales, for the first quarter of fiscal 2001. As previously discussed, first quarter fiscal 2001 net income was reduced by $2,760,000 in goodwill amortization, which was not recorded in the first quarter of fiscal 2002. Excluding the deduction of goodwill, first quarter fiscal 2001 net income would have been $13,704,000, or 4.5 percent of net sales.

      AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.

                                      -11-
================================================================================

FINANCIAL CONDITION
      For the first quarter of fiscal 2002, net cash provided by operating activities totaled $39,531,000, primarily as a result of earnings, non-cash charges and a decrease in inventory, offset by an increase in third party accounts receivable. Cash provided by investing activities during the first quarter of fiscal 2002 amounted to $46,755,000, which represented the proceeds received in connection with the sale of the Company's proprietary credit card, offset by funds used to purchase property and equipment. Cash provided by financing activities during the first quarter of fiscal 2002 amounted to $8,185,000 primarily as a result of proceeds received from the exercise of stock options, offset by payment of the remaining mortgage balance on the Company's Louisville Distribution Center.

      Merchandise inventories were $172,275,000 at May 4, 2002, compared to inventories of $180,117,000 at February 2, 2002.
Merchandise inventories at May 4, 2002 and February 2, 2002 included approximately $24,410,000 and $37,558,000, respectively, of inventory associated with the Company's sourcing division, which is primarily finished goods in transit from factories. On a per square foot basis, inventories at the end of the first quarter of fiscal 2002, excluding inventories attributable to the Company's sourcing division, were down approximately 14 percent compared to the same period last year.

      Total fiscal 2002 capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, and the investment in information systems, are expected to be approximately $47,000,000. For the three months ended May 4, 2002, capital expenditures totaled $11,045,000, net of landlord construction allowances. During the first three months of fiscal 2002, the Company opened one new Ann Taylor store and 12 new Ann Taylor Loft stores. For the remainder of fiscal 2002, the Company expects to open 6 additional Ann Taylor stores and 26 additional Ann Taylor Loft stores.

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

      On February 4, 2002, the Company sold the net assets associated with its Ann Taylor credit card accounts to World Financial Network National Bank (the "Bank"). The associated pre-tax gain of $2,095,000 is reported in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. The Company believes that the sale and outside management of its proprietary credit card program will have a beneficial effect on its client relationships, and aid in the growth of the Ann Taylor credit card.

                                      -12-
================================================================================

      In April 2002, the Company's Board of Directors approved a 3-for-2 stock split of the Company's Common Stock in the form of a stock dividend. One additional share of Common Stock for every two shares owned was distributed on May 20, 2002 to stockholders of record at the close of business on May 2, 2002. See Note 2 of the Condensed Consolidated Financial Statements for adjusted shares and per share data reflecting the issuance of additional shares in connection with the stock split.

      Effective February 3, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", as further discussed in Note 5 of the Condensed Consolidated Financial Statements. SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment within six months of the date of adoption, and then on a periodic basis thereafter. Pursuant to SFAS No. 142, the Company's recorded goodwill will no longer be amortized. Based on the impairment testing performed in February 2002, management determined that there was no impairment loss related to the net carrying value of the Company's recorded goodwill.

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, and is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 will have no impact on the Company's consolidated financial statements.

      In December 2001, the United States Securities and Exchange Commission (the "SEC") issued Financial Reporting Release ("FRR") No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", which encourages the identification and disclosure of the most critical accounting policies applied in the

================================================================================
preparation of a company's financial statements. In response to FRR No. 60, management has determined that the Company's most critical accounting policies include those related to merchandise inventory valuation, asset impairment and income taxes.

      Inventory is valued at the lower of average cost or market, at the individual item level. Market is determined based on the estimated net realizable value, which is generally the merchandise selling price. Inventory levels are monitored to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and markdowns are used to clear such merchandise. Inventory value is reduced when the selling price is marked below cost. Physical inventory counts are performed annually each January, and estimates are made for shortage during the period between the last physical inventory count and the balance sheet date.

      Pursuant to the adoption of SFAS No. 142 in February 2002, management performed impairment testing which considered the Company's net discounted future cash flows in determining whether an impairment charge related to the carrying value of the Company's recorded goodwill was necessary, and concluded that there was no such impairment loss. This will be reevaluated annually, using similar testing. In the case of long-lived tangible assets, if the discounted future cash flows related to the long-lived assets are less than the assets' carrying value, a similar impairment charge would be considered. Management's estimate of future cash flows is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in the Statement Regarding Forward-Looking Disclosures.

      The Company follows SFAS No. 109 "Accounting for Income Taxes," which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgements and interpretations of existing tax law and other published guidance as applied to the Company's operations. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets should be realized in the future. The Company's effective tax rate considers management's judgement of expected tax liabilities within the various taxing jurisdictions it is subject to tax. The Company has also in the past been involved in both foreign and domestic tax audits. At any given time, many tax years are subject to audit by various taxing authorities.

      Management believes these critical accounting policies represent the more significant judgements and estimates used in the preparation of the Company's consolidated financial statements.

                                      -14-
================================================================================

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



                                      -15-
================================================================================

                    PART II. OTHER INFORMATION
                    --------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       AnnTaylor Stores Corporation's 2002 Annual Meeting of
Stockholders was held on May 2, 2002. The following matters were voted upon and approved by the Company's stockholders at the meeting:

1. Messrs. James J. Burke, Jr., Barry Erdos and Ronald W. Hovsepian were re-elected as Class II Directors of the Company for terms expiring in 2005, or until their respective successors are elected and qualified. 26,393,594, 26,394,376 and 26,393,449 shares were voted in favor of, no shares were voted against, and 148,907, 148,125 and 149,052 shares abstained from voting on, the re-election of Messrs. Burke, Erdos and Hovsepian, respectively.

2. The proposed amendment to the Company's Associate Discount Stock Purchase Plan to increase the total number of shares of Common Stock available under this plan by an additional 400,000 shares of Common Stock was approved. 26,331,146 shares were voted in favor of, 197,698 shares were voted against and 13,657 shares abstained from voting on, this proposal.

3. The material terms of the performance goals in the Company's Management Performance Compensation Plan, as amended and restated, were re-approved. 26,129,173 shares were voted in favor of, 397,952 shares were voted against and 15,376 shares abstained from voting on, this proposal.

4. The appointment of Deloitte & Touche, LLP as the Company's independent auditors for the 2002 fiscal year was
       ratified.   25,284,056   shares  were  voted  in  favor  of,
       1,248,639 shares were voted against and 9,806 shares abstained from voting on, this proposal.

                                      -16-
================================================================================

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:

          None.


    (b)   Reports on Form 8-K:

          The following reports on Form 8-K were filed during the last quarter covered by this report:

                 DATE OF REPORT       ITEM REPORTED
                 --------------       -------------

                    4/11/2002            Item 5
                    4/18/2002            Item 5




                                      -17-
================================================================================

                            SIGNATURES
                            ----------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AnnTaylor Stores Corporation



Date:     June 14, 2002             By: /s/  J. Patrick Spainhour
          -------------                 -------------------------
                                          J. Patrick Spainhour
                                        Chairman, Chief Executive
                                        Officer and Director





Date:     June 14, 2002             By: /s/  James M. Smith
          -------------                 -------------------------
                                          James M. Smith
                                        Senior Vice President,
                                        Chief Financial Officer
                                        and Treasurer