Form 10-Q
period 2002-08-03
TAYLOR ANN STORES CORP
filed 2002-09-17
CIK 874214

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                                 -------------
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q
                                   ---------



  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---------------------------------------------------------------------------
                                   ACT OF 1934
                                   -----------


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2002


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                                              Outstanding as of
          Class                                 August 30, 2002
          -----                                 ---------------
COMMON STOCK, $.0068 PAR VALUE                    44,833,005
------------------------------                    ----------


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


================================================================================

                                INDEX TO FORM 10-Q
                                ------------------





                                                                     PAGE NO.
                                                                     --------
   PART I.   FINANCIAL INFORMATION
   -------   ----------------------

      Item 1.  Financial Statements

               Condensed Consolidated Statements of Income
                 for the Quarters and Six Months Ended
                 August 3, 2002 and August 4, 2001....................... 3
               Condensed Consolidated Balance Sheets at
                 August 3, 2002 and February 2, 2002..................... 4
               Condensed Consolidated Statements of Cash Flows
                 for the Six Months Ended August 3, 2002 and
                 August 4, 2001.......................................... 5
               Notes to Condensed Consolidated Financial Statements...... 6

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................10


   PART II.  OTHER INFORMATION
   --------  -----------------

      Item 1.  Legal Proceedings.........................................17

      Item 6.  Exhibits and Reports on Form 8-K..........................17



  CERTIFICATIONS.........................................................19
  --------------


================================================================================

                           PART I. FINANCIAL INFORMATION
                           -----------------------------


ITEM 1.    FINANCIAL STATEMENTS


                            ANNTAYLOR STORES CORPORATION
                            ----------------------------
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    -------------------------------------------
      FOR THE QUARTERS AND SIX MONTHS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001
                                    (UNAUDITED)




                                        QUARTERS ENDED      SIX MONTHS ENDED
                                     --------------------- --------------------
                                    AUGUST 3,   AUGUST 4,  AUGUST 3,  AUGUST 4,
                                       2002        2001       2002      2001
                                      -------    -------    -------    -------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales ........................   $343,143   $310,292   $688,535   $617,382
Cost of sales ....................    161,965    158,289    320,794    305,727
                                      -------    -------    -------    -------

Gross margin .....................    181,178    152,003    367,741    311,655
Selling, general and
  administrative expenses.........    150,425    135,833    301,506    271,551
Amortization of goodwill .........       --        2,760       --        5,520
                                      -------    -------    -------    -------

Operating income .................     30,753     13,410     66,235     34,584
Interest income ..................        913        523      1,429        858
Interest expense .................      1,826      1,719      3,525      3,499
                                      -------    -------    -------    -------

Income before income taxes .......     29,840     12,214     64,139     31,943
Income tax provision .............     11,638      5,815     25,015     14,600
                                      -------    -------    -------    -------

    Net income ...................   $ 18,202   $  6,399   $ 39,124   $ 17,343
                                      =======    =======    =======    =======


Basic earnings per share of
    common stock..................   $   0.41   $   0.15   $   0.89   $   0.40
                                      =======    =======    =======    =======
Diluted earnings per share
    of common stock...............   $   0.39   $   0.15   $   0.84   $   0.40
                                      =======    =======    =======    =======



       See accompanying notes to condensed consolidated financial statements.

================================================================================

                             ANNTAYLOR STORES CORPORATION
                             ----------------------------
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        -------------------------------------
                         AUGUST 3, 2002 AND FEBRUARY 2, 2002
                                     (UNAUDITED)




                                                     AUGUST 3,   FEBRUARY 2,
                                                       2002         2002
                                                    ---------    ---------
                       ASSETS                           (IN THOUSANDS)
Current assets
  Cash and cash equivalents .....................   $ 180,452    $  30,037
  Accounts receivable, net ......................      11,400       65,296
  Merchandise inventories .......................     169,455      180,117
  Prepaid expenses and other current assets .....      49,908       50,403
                                                    ---------    ---------
      Total current assets ......................     411,215      325,853
Property and equipment, net .....................     244,222      250,735
Goodwill, net ...................................     286,579      286,579
Deferred financing costs, net ...................       4,614        5,044
Other assets ....................................      14,969       14,775
                                                    ---------    ---------
      Total assets ..............................   $ 961,599    $ 882,986
                                                    =========    =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ..............................   $  69,582    $  59,482
  Accrued expenses ..............................      83,942       75,882
  Current portion of long-term debt .............        --          1,250
                                                    ---------    ---------
      Total current liabilities .................     153,524      136,614

Long-term debt, net .............................     119,951      118,280
Deferred lease costs and other liabilities ......      18,742       15,963

Stockholders' equity
  Common stock, $0.0068 par value;
     120,000,000 shares authorized;
     48,883,809 and 48,275,957 shares
     issued, respectively .......................         332          219
  Additional paid-in capital ....................     499,262      484,582
  Retained earnings .............................     255,047      218,709
  Deferred compensation on restricted stock .....      (7,129)      (9,296)
                                                    ---------    ---------
                                                      747,512      694,214
      Treasury stock, at cost
         4,051,553 and 4,210,232
            shares, respectively ................     (78,130)     (82,085)
                                                    ---------    ---------
      Total stockholders' equity ................     669,382      612,129
                                                    ---------    ---------
      Total liabilities and stockholders' equity    $ 961,599    $ 882,986
                                                    =========    =========




      See accompanying notes to condensed consolidated financial statements.


                                      -4-
================================================================================

                           ANNTAYLOR STORES CORPORATION
                           ----------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
            FOR THE SIX MONTHS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                        --------------------

                                                       AUGUST 3,   AUGUST 4,
                                                         2002        2001
                                                       -------     --------
                                                          (IN THOUSANDS)
Operating activities:
  Net income .....................................   $  39,124    $  17,343
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Amortization of deferred compensation ........       2,167        1,163
    Amortization of goodwill .....................         ---        5,520
    Deferred income taxes ........................       1,340          ---
    Depreciation and amortization ................      23,736       19,974
    Gain on sale of proprietary credit
      card accounts receivable ...................      (2,095)         ---
    Loss on disposal of property and equipment ...         347          922
    Non-cash interest ............................       2,117        2,082
    Provision for loss on accounts receivable ....         ---          697
    Tax benefit from exercise of stock options ...       3,524          666
    Changes in assets and liabilities:
      Receivables ................................      (1,809)      (2,289)
      Merchandise inventories ....................      10,662       (3,282)
      Prepaid expenses and other current assets ..         115       (4,349)
      Accounts payable and accrued expenses ......      18,155        6,145
      Other non-current assets and
        liabilities, net .........................       1,629       (2,880)
  Net cash provided by operating activities ......      99,012       41,712
                                                       -------     --------
Investing activities:
  Purchases of property and equipment ............     (17,572)     (45,976)
  Net proceeds from sale of proprietary
      credit card accounts receivable ............      57,800         ---
                                                       -------     --------
  Net cash provided (used) by
      investing activities .......................      40,228      (45,976)
                                                       -------     --------
Financing activities:
  Payments on mortgage ...........................      (1,250)        (688)
  Payment of financing costs .....................         (14)      (1,016)
  Issuance of common stock, net ..................      12,439        3,662
                                                       -------     --------
  Net cash provided by financing activities ......      11,175        1,958
                                                       -------     --------
Net increase (decrease) in cash ..................     150,415       (2,306)
Cash and cash equivalents, beginning of period ...      30,037       31,962
                                                       -------     --------
Cash and cash equivalents, end of period .........   $ 180,452    $  29,656
                                                       =======     ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest .......   $   1,260    $   1,265
                                                       =======     ========
  Cash paid during the period for income taxes ...   $   8,234    $   2,646
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

    The results of operations for the fiscal 2002 interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

    The February 2, 2002 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of AnnTaylor Stores Corporation (the "Company").

    Certain fiscal 2001 amounts have been reclassified to conform to the fiscal 2002 presentation.

    Detailed footnote information is not included for the quarters ended August 3, 2002 and August 4, 2001. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 2001 Annual Report to Stockholders.


2.  EARNINGS PER SHARE
--  ------------------

    Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted earnings per share assumes the issuance of additional shares of common stock that are issuable by the Company upon the conversion of all outstanding stock options, restricted stock and convertible securities, if the effect is dilutive.

    In April 2002, the Company's Board of Directors approved a 3-for-2 split of the Company's Common Stock, in the form of a stock dividend. One additional share of Common Stock for every two shares owned was distributed on May 20, 2002 to stockholders of record at the close of business on May 2, 2002. Shares outstanding, as well as basic and diluted earnings per share (restated for the effect of the stock split) follow:

                             [Tables on next page]

================================================================================

                          ANNTAYLOR STORES CORPORATION
                          ----------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)



2.  EARNINGS PER SHARE (CONTINUED)
--  ------------------------------


                                                 QUARTERS  ENDED
                                    -------------------------------------------
                                       AUGUST 3, 2002        AUGUST 4, 2001
                                    ---------------------  --------------------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    PER                   PER
                                                   SHARE                 SHARE
                                   INCOME  SHARES  AMOUNT  INCOME SHARES AMOUNT
                                   ------  ------  ------  ------ ------ ------
BASIC EARNINGS PER SHARE
------------------------
Income available to common
   stockholders ................  $18,202  44,311  $0.41  $ 6,339 43,347 $0.15
                                                    ====                  ====
EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options and
  restricted stock..............       --     583              --    569
Convertible Debentures .........      709   3,606              --     --
                                  -------  ------         ------- ------
DILUTED EARNINGS PER SHARE
--------------------------
Income available to common
   stockholders ................  $18,911  48,500  $0.39  $ 6,399 43,916 $0.15
                                  =======  ======  =====  ======= ====== =====



                                                  SIX MONTHS ENDED
                                    -------------------------------------------
                                       AUGUST 3, 2002        AUGUST 4, 2001
                                    ---------------------  --------------------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    PER                   PER
                                                   SHARE                 SHARE
                                   INCOME  SHARES  AMOUNT  INCOME SHARES AMOUNT
                                   ------  ------  ------  ------ ------ ------
BASIC EARNINGS PER SHARE
------------------------
Income available to common
   stockholders ................  $39,124  44,145  $0.89  $17,343 43,236 $0.40
                                                    ====                  ====
EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options and
  restricted stock..............       --     634              --    398
Convertible Debentures .........    1,444   3,606           1,396  3,606
                                  -------  ------         ------- ------
DILUTED EARNINGS PER SHARE
--------------------------
Income available to common
   stockholders ................  $40,568  48,385  $0.84  $18,739 47,240 $0.40
                                  =======  ======  =====  ======= ====== =====


    Options to purchase 989,749 and 975,749 shares of common stock during the thirteen and twenty-six weeks ended August 3, 2002, respectively, and 1,253,130 and 1,420,260 shares of common stock during the thirteen and twenty six weeks ended August 4, 2001, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share, due to the antidilutive effect of the options' exercise price as compared to the average market price of the common shares during those periods. Additionally, conversion of the convertible debentures into common stock is excluded from the computation of diluted earnings per share for the quarter ended August 4, 2001, due to the antidilutive effect of the conversion as of such date.

================================================================================

                          ANNTAYLOR STORES CORPORATION
                          ----------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)


3.  LONG-TERM DEBT
--  --------------


    Long-term debt outstanding at August 3, 2002 was $119,951,000, which represents the net carrying value of the Company's convertible debentures on that date.


4.  RECENT ACCOUNTING PRONOUNCEMENTS
--  --------------------------------

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

    The following tables provide a reconciliation of reported net income and earnings per share (restated for the effect of the stock split) for the quarters and six months ended August 4, 2001 to adjusted net income and earnings per share had SFAS No. 142 been applied as of the beginning of fiscal 2001:

                                                 QUARTER ENDED AUGUST 4, 2001
                                                ------------------------------
                                                              BASIC   DILUTED
                                                            EARNINGS  EARNINGS
                                                   INCOME   PER SHARE PER SHARE
                                                   ------   --------- ---------
Income available to common stockholders ........  $ 6,399   $   0.15   $0.15
Impact of adopting SFAS No. 142 in fiscal 2001..    2,562       0.06    0.05
                                                    -----       ----    ----

Adjusted income available to common stockholders  $ 8,961   $   0.21   $0.20
                                                   ======   ========   =====



                                                 SIX MONTHS ENDED AUGUST 4, 2001
                                                 ------------------------------
                                                              BASIC   DILUTED
                                                            EARNINGS  EARNINGS
                                                   INCOME   PER SHARE PER SHARE
                                                   ------   --------- ---------
Income available to common stockholders ........  $17,343   $   0.40   $0.40
Impact of adopting SFAS No. 142 in fiscal 2001..    5,322       0.12    0.11
                                                    -----       ----    ----

Adjusted income available to common stockholders  $22,665   $   0.52   $0.51
                                                   ======   ========   =====


                                      -8-
================================================================================

                          ANNTAYLOR STORES CORPORATION
                          ----------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)


4.  RECENT ACCOUNTING PRONOUNCEMENTS
--  --------------------------------

    In April 2002, the Financial Accounting Standards Board (the "FASB"), issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64,
Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 will have no immediate impact on the Company's consolidated financial statements, but will evaluate in future periods the classification of any debt extinguishment costs in accordance with APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

    In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is in the process of evaluating the effect that adoption of SFAS No. 146 will have on the Company's consolidated financial statements.

================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                        QUARTERS ENDED       SIX MONTHS ENDED
                                     --------------------  --------------------
                                     AUGUST 3,  AUGUST 4,  AUGUST 3,  AUGUST 4,
                                        2002       2001      2002       2001
                                        ----       ----      ----       ----
Number of Stores:
   Open at beginning of period ......   551        488        538        478
   Opened during period .............     4         14         17         25
   Expanded during period* ..........   --           1         --          5
   Closed during period .............   --           2         --          3
   Open at end of period ............   555        500        555        500
Type of Stores Open at End of Period:
   Ann Taylor stores ................                         344        335
   Ann Taylor Loft stores ...........                         183        153
   Ann Taylor Factory Stores ........                          28         12

-----------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.


QUARTER ENDED AUGUST 3, 2002 COMPARED TO THE QUARTER ENDED AUGUST 4, 2001

    The Company's net sales in the second quarter of fiscal 2002 increased to $343,143,000 from $310,292,000 in the second quarter of fiscal 2001, an increase of $32,851,000 or 10.6 percent. Comparable store sales for the second quarter of fiscal 2002 decreased 0.2 percent, compared to a 12.9 percent decrease in the second quarter of fiscal 2001. Comparable store sales by division were up 0.3 percent for Ann Taylor stores and down 1.5 percent for Ann Taylor Loft stores. The sales increase was primarily the result of an increase in the number of stores open as compared to last year.

    Gross margin as a percentage of net sales increased to 52.8 percent in the second quarter of fiscal 2002 from 49.0 percent in the second quarter of fiscal 2001. The increase in gross margin as a percentage of net sales is primarily due to higher margin rates achieved on both full price and non-full price sales at both divisions.

    Selling, general and administrative expenses during the second quarter of fiscal 2002 as a percentage of net sales were flat to last year, at $150,425,000 or 43.8 percent of net sales, compared to $135,833,000 or 43.8 percent of net sales in the second quarter of fiscal 2001. Efficiencies in Ann Taylor store operations, lower internet costs, and reduced marketing spending were offset by an increase in the provision for management performance bonus.

================================================================================

    As a result of the foregoing, the Company had operating income of $30,753,000, or 9.0 percent of net sales, in the second quarter of fiscal 2002, compared to $13,410,000, or 4.3 percent of net sales, in the second quarter of fiscal 2001. There was no goodwill amortization recorded in the second quarter of fiscal 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which the Company adopted in February 2002. Amortization of goodwill was
$2,760,000 in the second quarter of fiscal 2001. Operating income in the second quarter of fiscal 2001, without giving effect to goodwill amortization, was $16,170,000, or 5.2 percent of net sales.

    Interest income was $913,000 in the second quarter of fiscal 2002, compared to $523,000 in the second quarter of fiscal 2001. The increase was primarily attributable to higher cash on hand offset somewhat by lower interest rates during the second quarter of fiscal 2002, as compared to the second quarter of fiscal 2001.

    Interest expense was $1,826,000 in the second quarter of fiscal 2002, compared to $1,719,000 in the second quarter of fiscal 2001.

    The income tax provision was $11,638,000, or 39.0 percent of income before income taxes, in the second quarter of fiscal 2002, compared to $5,815,000, or 47.6 percent of income before income taxes, in the second quarter of fiscal 2001. The decrease in the effective income tax rate was primarily the result of non-deductible goodwill expense, which as previously discussed, was not recorded in fiscal 2002.

    As a result of the foregoing factors, the Company had net income of $18,202,000, or 5.3 percent of net sales, for the second quarter of fiscal 2002, compared to $6,399,000, or 2.1 percent of net sales, for the second quarter of fiscal 2001. As previously discussed, second quarter fiscal 2001 net income was reduced by $2,562,000 in goodwill amortization (net of related tax benefit), which was not recorded in the second quarter of fiscal 2002.
Excluding the deduction of goodwill, net income in the second quarter of fiscal 2001 would have been $8,961,000, or 2.9 percent of net sales.

    AnnTaylor   Stores   Corporation   conducts  no  business  other  than  the
management of Ann Taylor.


SIX MONTHS ENDED AUGUST 3, 2002 COMPARED TO THE SIX MONTHS ENDED AUGUST 4, 2001

    The Company's net sales in the first six months of fiscal 2002 increased to $688,535,000 from $617,382,000 for the same period last year, an increase of $71,153,000 or 11.5 percent. Comparable store sales for the first six months of fiscal 2002 decreased 0.1 percent compared to a decrease of 8.4 percent during the same period in fiscal 2001. Comparable store sales by division were down 1.0 percent for Ann Taylor stores and up 1.7 percent for

================================================================================

Ann Taylor Loft stores. The sales increase was primarily the result of an increase in the number of stores open as compared to last year.

    Gross margin as a percentage of net sales increased to 53.4 percent for the first six months of fiscal 2002 from 50.5 percent during the same period last year. The increase in gross margin as a percentage of net sales is primarily due to higher margin rates achieved on both full price and non-full price sales at both divisions.

    Selling, general and administrative expenses as a percent of net sales were 43.8 percent in the first six months of fiscal 2002, compared to 44.0 percent in the first six months of fiscal 2001. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily the result of efficiencies gained in Ann Taylor store operations and lower internet costs, partially offset by an increase in the provision for management performance bonus.

    As a result of the foregoing, the Company had operating income of $66,235,000, or 9.6 percent of net sales, in the first six months of fiscal 2002, compared to $34,584,000, or 5.6 percent of net sales, in the first six months of fiscal 2001. There was no goodwill amortization recorded in the first six months of fiscal 2002, in accordance with SFAS No. 142, which the Company adopted in February 2002. Amortization of goodwill was $5,520,000 in the first six months of fiscal 2001. Operating income in the first six months of fiscal 2001, without giving effect to goodwill amortization, was $40,104,000, or 6.5 percent of net sales.

    Interest income was $1,429,000 in the first six months of fiscal 2002, compared to $858,000 in the first six months of fiscal 2001. The increase was primarily attributable to higher cash on hand offset somewhat by lower interest rates during the first six months of fiscal 2002, as compared to the first six months of fiscal 2001.

    Interest expense was $3,525,000 in the first six months of fiscal 2002, compared to $3,499,000 in the first six months of fiscal 2001.

    The income tax provision was $25,015,000, or 39.0 percent of income before taxes, in the first six months of fiscal 2002, compared to $14,600,000, or
45.7 percent of income before income taxes, for the same period last year. The decrease in the effective income tax rate was primarily the result of non-deductible goodwill expense, which, as previously discussed, was not recorded in fiscal 2002.

    As a result of the foregoing factors, the Company had net income of $39,124,000, or 5.7 percent of net sales, for the first six months of fiscal 2002, compared to net income of $17,343,000, or 2.8 percent of net sales, for the first six months of fiscal 2001. Excluding the amortization of goodwill, net income during the first six months of fiscal 2001 would have been $22,665,000, or 3.7 percent of net sales.

================================================================================

FINANCIAL CONDITION

    For the first six months of fiscal 2002, net cash provided by operating activities totaled $99,012,000, primarily as a result of earnings, non-cash charges, a decrease in inventory, and increases in accounts payable and accrued expenses. Cash provided by investing activities during the first six months of fiscal 2002 amounted to $40,228,000, which represented the proceeds received in connection with the sale of the Company's proprietary credit card, offset by funds used to purchase property and equipment. Cash provided by financing activities during the first six months of fiscal 2002 amounted to $11,175,000, primarily as a result of proceeds received from the exercise of stock options, offset in part by the pay-off of the mortgage on the Company's Louisville Distribution Center.

    Merchandise inventories were $169,455,000 at August 3, 2002, compared to $180,117,000 at February 2, 2002. Merchandise inventories at August 3, 2002 and February 2, 2002 included approximately $49,569,000 and $37,558,000, respectively, of inventory associated with the Company's sourcing division, which is primarily finished goods in transit from factories. On a per square foot basis, inventories at the end of the first six months of fiscal 2002, excluding inventories attributable to the Company's sourcing division, were down approximately 25 percent compared to the same period last year. This is the result of management's decision to reduce store inventory levels during the period.

    Total fiscal 2002 capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, and the investment in information systems, are expected to be approximately $47,000,000. For the six months ended August 3, 2002, capital expenditures totaled $17,572,000, net of landlord construction allowances. During the first six months of fiscal 2002, the Company opened 2 new Ann Taylor stores and 15 new Ann Taylor Loft stores. For the remainder of fiscal 2002, the Company expects to open 5 additional Ann Taylor stores and 23 additional Ann Taylor Loft stores.

    In order to finance its operations and capital requirements, the Company expects to use internally generated funds, trade credit and funds available to it under its credit facility. The Company believes that cash flow from operations and funds available under that credit facility are sufficient to enable it to meet its on-going cash needs for its business, as presently conducted, for the foreseeable future.

    On February 4, 2002, the Company sold the net assets associated with its Ann Taylor credit card accounts to World Financial Network National Bank. The associated pre-tax gain of $2,095,000 is reported in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

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

    In August 2002, the Company's Board of Directors authorized a $50 million securities repurchase program. The repurchase program is subject to compliance with the Company's revolving credit agreement. Pursuant to this program, purchases of shares of the Company's Common Stock and/or its Convertible Debentures due 2019 may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of Common Stock will become treasury shares and may be used for general corporate and other purposes. Repurchased Convertible Debentures will be cancelled.

    Effective February 3, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", as described more fully in Note 4 of the Condensed Consolidated Financial Statements. SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment within six months of the date of adoption, and then on a periodic basis thereafter. Pursuant to SFAS No. 142, the Company's recorded goodwill will no longer be amortized. Based on the impairment testing performed in February 2002, Management determined that there was no impairment loss related to the net carrying value of the Company's recorded goodwill.

    In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 will have no immediate impact on the Company's consolidated financial statements, but will evaluate in future periods the classification of any debt extinguishment costs in accordance with APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

================================================================================

    In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is in the process of evaluating the effect that adoption of SFAS No. 146 will have on the Company's consolidated financial statements.

      In December 2001, the United States Securities and Exchange Commission (the "SEC") issued Financial Reporting Release ("FRR") No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", which encourages the identification and disclosure of the most critical accounting policies applied in the preparation of a company's financial statements. In response to FRR No. 60, Management has determined that the Company's most critical accounting policies include those related to merchandise inventory valuation, intangible asset impairment, and income taxes.

      Inventory is valued at the lower of average cost or market, at the individual item level. Cost is determined on a first-in, first-out (FIFO) method. Market is determined based on the estimated net realizable value, which is generally the merchandise selling price. Inventory levels are monitored to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and markdowns are used to clear such merchandise. Inventory value is reduced immediately when the selling price is marked below cost. Physical inventory counts are performed annually each January, and estimates are made for shortage during the period between the last physical inventory count and the balance sheet date.

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

      The Company follows SFAS No. 109 "Accounting for Income Taxes," which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgements and interpretations of existing tax law and other published guidance as applied to the Company's operations. No valuation allowance has been provided for deferred tax assets, since management

================================================================================
anticipates that the full amount of these assets should be realized in the future. The Company's effective tax rate considers management's judgement of expected tax liabilities within the various taxing jurisdictions it is subject to tax. The Company has also in the past been involved in both foreign and domestic tax audits. At any given time, many tax years are subject to audit by various taxing authorities.

      Management believes these critical accounting policies represent the more significant judgements and estimates used in the preparation of the Company's consolidated financial statements.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections of this Quarterly Report on Form 10-Q, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately customer fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company's Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; and other factors set forth in the Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.


                                      -16-
================================================================================

                          PART II. OTHER INFORMATION
                          --------------------------



ITEM 1.  LEGAL PROCEEDINGS

      On or about June 19, 2002, the United States District Court for the Southern District of New York entered an Order and Final Judgment approving the previously disclosed settlement of the stockholder class action Novak v. Kasaks, et al., 96 Civ. 3073 (AGS) filed in that Court.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)    Exhibits:


           Exhibit
           Number    Description
           ------    -----------

           10.1      Amendment No. 2 to the Credit  Agreement,  dated as of
                     August 29, 2002, by and among AnnTaylor, Inc., the Guarantors and Bank of America, N.A., as Administrative Agent for each of the Lenders pursuant to the Credit Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K of the Company filed on September 4, 2002.

           *99.1     Certification of chief executive officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

           *99.2     Certification of chief financial officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.



           * Filed electronically herewith.



    (b)    Reports on Form 8-K:

              None


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




                                    ANNTAYLOR STORES CORPORATION



Date: September 17, 2002                 By:/s/J. Patrick Spainhour
      ------------------                    -----------------------
                                               J. Patrick Spainhour
                                               Chairman, Chief Executive
                                               Officer and Director





Date: September 17, 2002                 By:/s/James M. Smith
      ------------------                    -----------------------
                                               James M. Smith
                                               Senior Vice President,
                                               Chief Financial Officer and
                                               Treasurer



                                      -18-
================================================================================

                                 CERTIFICATIONS
                                 --------------




I, J. Patrick Spainhour, principal executive officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AnnTaylor Stores Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date: September 17, 2002                    /s/J. Patrick Spainhour
      ------------------                    -----------------------
                                               J. Patrick Spainhour
                                               Chairman and Chief Executive
                                               Officer



I, James M. Smith, principal financial officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AnnTaylor Stores Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: September 17, 2002                    /s/James M. Smith
      ------------------                    -----------------------
                                               James M. Smith
                                               Senior Vice President,
                                               Chief Financial Officer and
                                               Treasurer

                                      -19-
================================================================================

Exhibit Index
-------------

Exhibit
Number     Description
------     -----------

10.1 Amendment No. 2 to the Credit Agreement, dated as of August 29, 2002, by and among AnnTaylor, Inc., the Guarantors and Bank of America, N.A., as Administrative Agent for each of the Lenders pursuant to the Credit Agreement. Incorporated by reference to
           Exhibit 10.1 on Form 8-K of the Company filed on September 4, 2002.

*99.1 Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2 Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* Filed electronically herewith.