Form 10-Q
period 2002-11-02
TAYLOR ANN STORES CORP
filed 2002-12-13
CIK 874214

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

                             FORM 10-Q
                             ---------


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -------------------------------------------------------
                   SECURITIES EXCHANGE ACT OF 1934
                   -------------------------------


          FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2002



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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  |X|    No ____.


      Indicate   by  check  mark   whether  the   registrant   is  an
accelerated  filer (as  defined in Rule 12b-2 of the  Exchange  Act).
Yes  |X|    No ____.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding as of
        Class                               November 29, 2002
        -----                               ------------------
 COMMON STOCK, $.0068 PAR VALUE                44,833,815
 ------------------------------                ----------



---------------------------------------------------------------------
---------------------------------------------------------------------

================================================================================

                          INDEX TO FORM 10-Q
                          ------------------







                                                                PAGE NO.
                                                                --------
   PART I. FINANCIAL INFORMATION
   -----------------------------

      Item 1.Financial Statements

             Condensed Consolidated Statements of Income
               for the Quarters and Nine Months Ended
               November 2, 2002 and November 3, 2001............... 3
             Condensed Consolidated Balance Sheets at
               November 2, 2002 and February 2, 2002............... 4
             Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended November 2, 2002 and
               November 3, 2001.................................... 5
             Notes to Condensed Consolidated Financial Statements.. 6

      Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations................ 10

      Item 4.Controls and Procedures.............................. 18




   PART II.OTHER INFORMATION
   -------------------------


      Item 6.Exhibits and Reports on Form 8-K..................... 19



  CERTIFICATIONS.................................................. 21
  --------------


================================================================================

                     PART I. FINANCIAL INFORMATION
                     -----------------------------

ITEM 1. FINANCIAL STATEMENTS

                   ANNTAYLOR STORES CORPORATION
                   ----------------------------
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            -------------------------------------------
    FOR THE QUARTERS AND NINE MONTHS ENDED NOVEMBER 2, 2002 AND
                         NOVEMBER 3, 2001
                            (UNAUDITED)


                                    QUARTERS ENDED          NINE MONTHS ENDED
                                 ---------------------     -------------------
                                  NOV. 2,      NOV. 3,     NOV. 2,      NOV. 3,
                                   2002         2001         2002        2001
                                 -------      -------      -------      -------
                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net sales ................... $  340,218   $  310,804   $1,028,753   $  928,187
Cost of sales ...............    143,760      142,929      464,554      448,657
                                 -------      -------      -------      -------

Gross margin ................    196,458      167,875      564,199      479,530
Selling, general and
    administrative expenses..    154,906      142,212      456,412      413,763
Amortization of goodwill ....        ---        2,760          ---        8,280
                                 -------      -------      -------      -------
Operating income ............     41,552       22,903      107,787       57,487
Interest income .............        923          242        2,352        1,100
Interest expense ............      1,638        1,516        5,163        5,015
                                 -------      -------      -------      -------
Income before income taxes ..     40,837       21,629      104,976       53,572
Income tax provision ........     15,926        9,535       40,941       24,135
                                 -------      -------      -------      -------
    Net income .............. $   24,911   $   12,094   $   64,035   $   29,437
                                 =======      =======      =======      =======

Basic earnings per share
    of common stock ......... $     0.56   $     0.28   $     1.45   $     0.68

Diluted earnings per share
    of common stock ......... $     0.53   $     0.27   $     1.37   $     0.67




 See accompanying notes to condensed consolidated financial statements.

                                      -3-
================================================================================

                    ANNTAYLOR STORES CORPORATION
                    ----------------------------
                CONDENSED CONSOLIDATED BALANCE SHEETS
                -------------------------------------
                NOVEMBER 2, 2002 AND FEBRUARY 2, 2002
                             (UNAUDITED)



                                                  NOVEMBER 2,   FEBRUARY 2,
                                                      2002         2002
                                                   ---------    ---------
                       ASSETS                           (IN THOUSANDS)
Current assets
  Cash and cash equivalents ....................   $ 165,853    $  30,037
  Accounts receivable, net .....................      14,407       65,598
  Merchandise inventories ......................     208,086      180,117
  Prepaid expenses and other current assets ....      49,845       50,314
                                                   ---------    ---------
      Total current assets .....................     438,191      326,066
Property and equipment, net ....................     251,116      250,735
Goodwill, net ..................................     286,579      286,579
Deferred financing costs, net ..................       4,392        5,044
Other assets ...................................      16,392       14,742
                                                   ---------    ---------
      Total assets .............................   $ 996,670    $ 883,166
                                                   =========    =========


             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable .............................   $  60,216    $  52,011
  Accrued expenses .............................     101,428       83,364
  Current portion of long-term debt ............        --          1,250
                                                   ---------    ---------
      Total current liabilities ................     161,644      136,625

Long-term debt, net ............................     120,797      118,280
Deferred lease costs and other liabilities .....      18,494       16,132

Stockholders' equity
  Common stock, $.0068 par value;
     120,000,000 shares authorized;
     48,883,932 and 48,275,957 shares
     issued, respectively ......................         332          219
  Additional paid-in capital ...................     499,226      484,582
  Retained earnings ............................     279,988      218,709
  Deferred compensation on restricted stock ....      (5,717)      (9,296)
                                                   ---------    ---------
                                                     773,829      694,214
      Treasury stock, at cost
         4,050,117 and 4,210,232 shares,
         respectively ..........................     (78,094)     (82,085)
                                                   ---------    ---------
      Total stockholders' equity ...............     695,735      612,129
                                                   ---------    ---------
      Total liabilities and stockholders' equity   $ 996,670    $ 883,166
                                                   =========    =========



       See accompanying notes to condensed consolidated financial statements.


                                      -4-
================================================================================

                 ANNTAYLOR STORES CORPORATION
                 ----------------------------
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       -----------------------------------------------
  FOR THE NINE MONTHS ENDED NOVEMBER 2, 2002 AND NOVEMBER 3, 2001
                         (UNAUDITED)
                                                         NINE MONTHS ENDED
                                                      ------------------------
                                                      NOVEMBER 2,  NOVEMBER 3,
                                                         2002         2001
                                                       ---------    ---------
                                                          (IN THOUSANDS)
Operating activities:
  Net income ......................................   $  64,035    $  29,437
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Amortization of deferred compensation .........       4,234          998
    Amortization of goodwill ......................        --          8,280
    Deferred income taxes .........................       3,685        2,025
    Depreciation and amortization .................      36,076       31,330
    Gain on sale of proprietary credit
      card accounts receivable ....................      (2,095)        --
    Loss on disposal or write down
      of property and equipment ...................         631        1,502
    Non-cash interest .............................       3,184        3,021
    Provision for loss on accounts receivable .....        --          1,087
    Tax benefit from exercise of stock options ....       3,490          793
    Changes in assets and liabilities:
      Receivables .................................      (4,515)     (13,850)
      Merchandise inventories .....................     (27,969)     (54,179)
      Prepaid expenses and other current assets ...      (1,149)      (2,192)
      Accounts payable and accrued expenses .......      26,265       18,974
      Other non-current assets and liabilities, net      (1,354)      (7,350)
                                                      ---------    ---------
  Net cash provided by operating activities .......     104,518       19,876
                                                      ---------    ---------
Investing activities:
  Purchases of property and equipment .............     (37,084)     (65,586)
  Net proceeds from sale of proprietary
      credit card accounts receivable .............      57,800         --
                                                      ---------    ---------
  Net cash provided by (used by)
      investing activities ........................      20,716      (65,586)
                                                      ---------    ---------
Financing activities:
  Net borrowings under revolving credit facility ..        --         14,250
  Payment of deferred financing costs .............         (15)      (1,033)
  Payments on mortgage ............................      (1,250)      (1,040)
  Issuance of common stock, net ...................      11,847        5,220
                                                      ---------    ---------
  Net cash provided by financing activities .......      10,582       17,397
                                                      ---------    ---------
Net increase (decrease) in cash ...................     135,816      (28,313)
Cash and cash equivalents, beginning of period ....      30,037       31,962
                                                      ---------    ---------
Cash and cash equivalents, end of period ..........   $ 165,853    $   3,649
                                                      =========    =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest ........   $   1,564    $   1,522
                                                      =========    =========
  Cash paid during the period for income taxes ....   $  27,640    $  11,984
                                                      =========    =========


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

    Detailed footnote information is not included for the quarters ended November 2, 2002 and November 3, 2001. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 2001 Annual Report to Stockholders.


2.  EARNINGS PER SHARE
--  ------------------

    Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock that are issuable by the Company upon the conversion of all outstanding stock options and convertible securities and vesting of restricted stock, if the effect is dilutive.

    In April 2002, the Company's Board of Directors approved a 3-for-2 split of the Company's Common Stock, in the form of a stock dividend. One additional share of Common Stock for every two shares owned was distributed on May 20, 2002 to stockholders of record at the close of business on May 2, 2002. Shares outstanding, as well as basic and diluted earnings per share (restated for the effect of the stock split) follow:

                       [Tables on next page]

                                      -6-
================================================================================

                    ANNTAYLOR STORES CORPORATION
                    ----------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
                            (UNAUDITED)




2.  EARNINGS PER SHARE (CONTINUED)
--  ------------------------------



                                                        QUARTERS ENDED
                                      ---------------------------------------------------------
                                          NOVEMBER 2, 2002               NOVEMBER 3, 2001
                                     ---------------------------    ---------------------------
                                              (IN   THOUSANDS, EXCEPT  PER SHARE AMOUNTS)

                                                       PER SHARE                     PER SHARE
                                      INCOME    SHARES   AMOUNT     INCOME    SHARES   AMOUNT
                                      ------    ------   ------     ------    ------   ------
BASIC EARNINGS PER SHARE
------------------------
Income available to
  common stockholders ............   $24,911    44,328   $0.56     $12,094    43,419   $0.28
                                                         =====                         =====
EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options and restricted stock        --       430                  --       273
Convertible Debentures ...........       714     3,606                 648     3,606
                                     -------    ------             -------    ------
DILUTED EARNINGS PER SHARE
--------------------------
Income available to
  common stockholders ............   $25,625    48,364   $0.53     $12,742    47,298   $0.27
                                     =======    ======   =====     =======    ======   =====




                                                         NINE MONTHS ENDED
                                      ---------------------------------------------------------
                                          NOVEMBER 2, 2002               NOVEMBER 3, 2001
                                     ---------------------------    ---------------------------
                                            (IN   THOUSANDS, EXCEPT  PER SHARE AMOUNTS)

                                                       PER SHARE                     PER SHARE
                                      INCOME    SHARES   AMOUNT     INCOME    SHARES   AMOUNT
                                      ------    ------   ------     ------    ------   ------
BASIC EARNINGS PER SHARE
------------------------
Income available to
  common stockholders ............   $64,035    44,206   $1.45     $29,437    43,298   $0.68
                                                         =====                         =====
EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options and restricted stock        --       561                  --       358
Convertible Debentures ...........     2,129     3,606               2,044     3,606
                                     -------    ------             -------    ------
DILUTED EARNINGS PER SHARE
--------------------------
Income available to
  common stockholders ............   $66,164    48,373   $1.37     $31,481    47,262   $0.67
                                     =======    ======   =====     =======    ======   =====


    Options to purchase 2,660,136 and 1,016,936 shares of common stock during the quarter and nine months ended November 2, 2002, respectively, and 1,683,510 and 1,650,510 shares of common stock during the quarter and nine months ended November 3, 2001, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share, due to the antidilutive effect of the options' exercise price as compared to the average market price of the common shares during those periods.


3.  LONG-TERM DEBT
--  --------------


    Long-term   debt   outstanding   at   November   2,   2002  was
$120,797,000, which represents the net carrying value of the Company's convertible debentures on that date.


                                      -7-
================================================================================

                    ANNTAYLOR STORES CORPORATION
                    ----------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
                            (UNAUDITED)



4.  RECENT ACCOUNTING PRONOUNCEMENTS
--  --------------------------------

    Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced by periodic tests for impairment within six months of the date of adoption, and then on a periodic basis thereafter. Based on the impairment testing performed in February 2002, Management determined that there was no impairment loss related to the net carrying value of the Company's recorded goodwill. Management intends to reevaluate this on an annual basis, or when events or circumstances indicate an impairment test is necessary, in accordance with the provisions of SFAS No. 142.

    The following tables provide a reconciliation of reported net income and earnings per share (restated for the effect of the stock split) for the quarter and nine months ended November 3, 2001 to adjusted net income and earnings per share had SFAS No. 142 been applied as of the beginning of fiscal 2001:



                                                 QUARTER ENDED NOVEMBER 3, 2001
                                                 ------------------------------
                                                               BASIC   DILUTED
                                                              EARNINGS EARNINGS
                                                     INCOME  PER SHARE PER SHARE
                                                     ------  --------- ---------
Income available to common stockholders ..........   $12,094    $0.28   $0.27
Impact of adopting SFAS No. 142 in fiscal 2001 ...     2,662     0.06    0.06
                                                       -----     ----    ----
Adjusted income available to common stockholders..   $14,756    $0.34   $0.33
                                                     =======     ====   =====



                                             NINE MONTHS ENDED NOVEMBER 3, 2001
                                             ----------------------------------
                                                               BASIC   DILUTED
                                                              EARNINGS EARNINGS
                                                     INCOME  PER SHARE PER SHARE
                                                     ------  --------- ---------
Income available to common stockholders ..........   $29,437    $0.68   $0.67
Impact of adopting SFAS No. 142 in fiscal 2001 ...     7,984     0.18    0.17
                                                       -----     ----    ----
Adjusted income available to common stockholders..   $37,421    $0.86   $0.84
                                                     =======     ====   =====




                                      -8-
================================================================================

                 ANNTAYLOR STORES CORPORATION
                 ----------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
                            (UNAUDITED)



4.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
--  --------------------------------------------

    In June 2002,  the Financial  Accounting  Standards  Board (the
"FASB"), issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF No. 94-3, and is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 in the fourth quarter of fiscal 2002, and does not expect it will have a material impact on its consolidated financial statements.

    In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both Statement No. 72 and Interpretation No. 9, and requires that those transactions be accounted for in accordance with FASB Statements No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". In addition, SFAS No. 147 amends FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions. Management has determined that SFAS No. 147 has no applicability to the Company's operations.



                                      -9-
================================================================================

ITEM 2.   MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF   FINANCIAL
-------   -----------------------------------------------------------
          CONDITION AND  RESULTS OF OPERATIONS
          ------------------------------------


RESULTS OF OPERATIONS



                                          QUARTERS ENDED     NINE MONTHS ENDED
                                         -----------------   -----------------
                                         NOV. 2,   NOV. 3,   NOV. 2,    NOV. 3,
                                          2002       2001      2002      2001
                                          ----       ----      ----      ----
Number of Stores:
   Open at beginning of period ......     555         500       538       478
   Opened during period .............      26          33        43        58
   Expanded during period*  .........      --           1        --         6
   Closed during period .............       1           1         1         4
   Open at end of period ............     580         532       580       532
Type of Stores Open at End of Period:
       Ann Taylor stores.......                                 350       341
       Ann Taylor Loft stores..                                 202       178
       Ann Taylor Factory Stores                                 28        13
---------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.


QUARTER ENDED  NOVEMBER 2, 2002 COMPARED TO QUARTER ENDED  NOVEMBER 3, 2001

    The Company's net sales for the third quarter of fiscal 2002 increased $29,414,000, or 9.5 percent, to $340,218,000, up from
$310,804,000 in the third quarter of fiscal 2001. Comparable store sales for period decreased 1.1 percent, compared to a comparable store sales decrease of 10.6 percent for the same period last year. Comparable store sales by division were down
2.9 percent for Ann Taylor, and up 1.7 percent for Ann Taylor Loft. The increase in net sales is primarily due to an increase in the number of stores open during the third quarter of fiscal 2002 as compared to the same period last year.

    Gross margin as a percentage of net sales increased to 57.7 percent in the third quarter of fiscal 2002 from 54.0 percent in the third quarter of fiscal 2001. The increase in gross margin as a percentage of net sales is the combined result of higher full price sales and higher margin rates achieved on both full price and non-full price sales at both divisions.

    Selling, general and administrative expenses during the third quarter of fiscal 2002 were $154,906,000, or 45.5 percent of net sales, compared to $142,212,000, or 45.8 percent of net sales in the third quarter of fiscal 2001. The decrease in selling, general and administrative expenses as a percentage of net sales is the result of efficiencies in store operations, lower internet costs, and reduced marketing spending, partially offset by an increase in the provision for management performance bonus.


                                      -10-
================================================================================

    As a result of the foregoing, the Company had operating income of $41,552,000, or 12.2 percent of net sales, in the third quarter of fiscal 2002, compared to operating income of $22,903,000, or 7.4 percent of net sales, in the third quarter of fiscal 2001. There was no goodwill amortization recorded in the third quarter of fiscal 2002 in accordance with SFAS No. 142, which the Company adopted in February 2002. Amortization of goodwill was $2,760,000 in the third quarter of fiscal 2001. Operating income in the third quarter of fiscal 2001, without giving effect to goodwill amortization, was $25,663,000, or 8.3 percent of net sales.

    Interest income was $923,000 in the third quarter of fiscal 2002 compared to $242,000 in the third quarter of fiscal 2001. The increase is primarily attributable to higher cash on hand, offset somewhat by lower interest rates.

    Interest expense was $1,638,000 in the third quarter of fiscal 2002 compared to $1,516,000 in the third quarter of fiscal 2001.

    The income tax provision was $15,926,000, or 39.0 percent of income before income taxes, in the third quarter of fiscal 2002, compared to $9,535,000, or 44.1 percent of income before income taxes, in the third quarter of fiscal 2001. The decrease in the effective income tax rate is primarily the result of non-deductible goodwill expense, which as previously discussed, was not recorded in fiscal 2002.

    As a result of the foregoing factors, the Company had net income of $24,911,000, or 7.3 percent of net sales, for the third quarter of fiscal 2002, compared to net income of $12,094,000, or
3.9 percent of net sales, in the third quarter of fiscal 2001. As previously discussed, third quarter fiscal 2001 net income was reduced by $2,662,000 in goodwill amortization (net of related taxes), which was not recorded in the third quarter of fiscal 2002. Excluding the deduction of goodwill, net income in the third quarter of fiscal 2001 would have been $14,756,000, or 4.7 percent of net sales.

    AnnTaylor Stores Corporation conducts no business other than the management of Ann Taylor.


                                      -11-
================================================================================

NINE MONTHS  ENDED  NOVEMBER 2, 2002  COMPARED TO NINE MONTHS ENDED
NOVEMBER 3, 2001

    The Company's net sales for the nine month period ended November 2, 2002 increased $100,566,000, or 10.8 percent, to $1,028,753,000, up from $928,187,000 for the same period last year. Comparable store sales for the period decreased 0.4 percent, compared to a 9.1 percent decrease for the same period last year. Comparable store sales by division were down 1.6 percent for Ann Taylor, and up 1.7 percent for Ann Taylor Loft. The increase in net sales is primarily due to an increase in the number of stores open during the period as compared to the same period last year.

    Gross margin as a percentage of net sales for the nine month period ended November 2, 2002 increased to 54.8 percent, up from
51.7 percent for the same period last year. The increase in gross margin as a percentage of net sales is the combined result of higher full price sales and higher margin rates achieved on both full price and non-full price sales at both divisions.

    Selling, general and administrative expenses for the nine month period ended November 2, 2002 were $456,412,000, or 44.4 percent of net sales, compared to $413,763,000, or 44.6 percent of net sales, for the same period last year. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily the result of efficiencies gained in store operations and lower internet costs, partially offset by an increase in the provision for management performance bonus.

    As a result of the foregoing, the Company had operating income of $107,787,000, or 10.5 percent of net sales, for the nine month period ended November 2, 2002, compared to operating income of $57,487,000, or 6.2 percent of net sales, for the same period last year. There was no goodwill amortization recorded in fiscal 2002, in accordance with SFAS No. 142, which the Company adopted in February 2002. The Company recorded $8,280,000 in goodwill amortization during the nine month period ended November 3, 2001. Operating income for the fiscal 2001 year-to-date period, without giving effect to goodwill amortization, was $65,767,000, or 7.1 percent of net sales.

    Interest income for the nine month period ended November 2, 2002 was $2,352,000, compared to $1,100,000 for the same period last year. The increase is primarily attributable to higher cash on hand, offset somewhat by lower interest rates.

    Interest expense for the nine month period ended November 2, 2002 was $5,163,000, compared to $5,015,000 for the same period last year.


                                      -12-
================================================================================

    The income tax provision was $40,941,000, or 39.0 percent of income before income taxes, for the nine month period ended November 2, 2002, compared to $24,135,000, or 45.1 percent of income before income taxes, for the same period last year. The decrease in the effective income tax rate is primarily the result of non-deductible goodwill expense, which, as previously discussed, was not recorded in fiscal 2002.

    As a result of the foregoing factors, the Company had net income of $64,035,000, or 6.2 percent of net sales, for the nine month period ended November 2, 2002, compared to net income of $29,437,000, or 3.2 percent of net sales, for the same period last year. Excluding the amortization of goodwill, net income during the nine month period ended November 3, 2001 would have been $37,421,000, or 4.0 percent of net sales.


FINANCIAL CONDITION

    For the first nine months of fiscal 2002, net cash provided by operating activities totaled $104,518,000, primarily as a result of earnings, non-cash charges, and increases in accounts payable and accrued expenses, partially offset by an increase in merchandise inventories. Cash provided by investing activities during the first nine months of fiscal 2002 amounted to $20,716,000, which represents the proceeds received in connection with the sale of the Company's proprietary credit card, offset by funds used to purchase property and equipment. Cash provided by financing activities during the first nine months of fiscal 2002 amounted to $10,582,000, primarily as a result of proceeds received from the exercise of stock options and the issuance of common stock in connection with the Associate Discount Stock Purchase Plan offset, in part, by payment of the remaining outstanding balance of the mortgage on the Company's Louisville Distribution Center.

    Merchandise inventories were $208,086,000 at November 2, 2002, compared to $180,117,000 at February 2, 2002. Merchandise inventories at November 2, 2002 and February 2, 2002 included approximately $36,765,000 and $37,558,000, respectively, of inventory associated with the Company's sourcing division, which is primarily finished goods in transit from factories.

    Total fiscal 2002 capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, and the investment in information systems, are expected to be approximately $45,500,000. For the nine months ended November 2, 2002, capital expenditures totaled $37,084,000, net of landlord construction allowances. During the


                                      -13-
================================================================================
first nine  months of fiscal  2002,  the  Company  opened 9 new Ann
Taylor  stores  and 34 new Ann  Taylor  Loft  stores  and  closed 1 existing  AnnTaylor  store.  For the remainder of fiscal 2002,  the
Company   expects  to  open  1  additional   Ann  Taylor  store,  5
additional  Ann  Taylor  Loft  stores,  and  close 1  existing  Ann
Taylor store.

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

    In August 2002, the Company's Board of Directors authorized a $50 million securities repurchase program. The repurchase program is subject to compliance with the Company's revolving credit agreement, which was amended on August 29, 2002 to adjust certain ratio provisions in the event securities are repurchased in connection with the program. Pursuant to the securities repurchase program, purchases of shares of the Company's Common Stock and/or its Convertible Debentures due 2019 may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of Common Stock will become treasury shares and may be used for general corporate and other purposes. Repurchased Convertible Debentures will be cancelled.

    Effective February 3, 2002, the Company adopted SFAS No. 142, as described more fully in Note 4 of the Condensed Consolidated Financial Statements. SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment within six months of the date of adoption, and then on a periodic basis thereafter. Pursuant to SFAS No. 142, the Company's recorded goodwill will no longer be amortized. Based on the impairment testing performed in February 2002, Management determined that there was no impairment loss related to the net carrying value of the Company's recorded goodwill.


                                      -14-
================================================================================

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided  by EITF No.  94-3,  "Liability  Recognition  for  Certain
Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF No. 94-3, and is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 in the fourth quarter of fiscal 2002, and does not expect it will have a material impact on its consolidated financial statements.

    In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both Statement No. 72 and Interpretation No. 9, and requires that those transactions be accounted for in accordance with FASB Statements No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". In addition, SFAS No. 147 amends FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions. Management has determined that SFAS No. 147 has no applicability to the Company's operations.

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


                                      -15-
================================================================================

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


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections of this Quarterly Report on Form 10-Q, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately customer fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or


                                      -16-
================================================================================
consumer  spending  habits;  effectiveness  of the Company's  brand awareness and marketing  programs;  general economic  conditions or a downturn in the retail  industry;  the  inability  of the Company to locate new store sites or  negotiate  favorable  lease terms for additional  stores or for the  expansion of existing  stores;  lack of sufficient  consumer  interest in the Company's  Online Store; a significant  change in the  regulatory  environment  applicable  to the  Company's  business;  an increase in the rate of import duties or  export  quotas  with  respect  to  the  Company's  merchandise;
financial  or  political  instability  in any of the  countries  in which  the  Company's  goods  are  manufactured;  acts  of  war  or terrorism  in the  United  States  or  worldwide;  work  stoppages,
slowdowns  or  strikes;   and  other   factors  set  forth  in  the
Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.

                                      -17-
================================================================================

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

      Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      -18-
================================================================================

                    PART II. OTHER INFORMATION
                    --------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------


(a)   Exhibits:


           Exhibit
           Number    Description
           ------    -----------

           99.1 Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




    (b)    Reports on Form 8-K:



           The following reports on Form 8-K were filed during the quarter covered by this report:

                 DATE OF REPORT     ITEM(S) REPORTED
                 --------------     ----------------

                    8/14/2002        Item 5 and Item 7
                    8/14/2002        Item 7 and Item 9
                    8/29/2002        Item 7

           The report on Form 8-K dated August 14, 2002 included the Company's Condensed Consolidated Statements of
        Operations for the quarters and six months ended August 3, 2002 and August 4, 2001 and Condensed Consolidated Balance Sheets at August 3, 2002 and February 2, 2002.


                                      -19-
================================================================================

                          SIGNATURES
                          ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ANNTAYLOR STORES CORPORATION



Date: December 13, 2002                 By:/s/J. Patrick Spainhour
     ------------------------              -----------------------
                                              J. Patrick Spainhour
                                              Chairman and Chief Executive
                                              Officer



Date: December 13, 2002                 By:/s/James M. Smith
     ------------------------              -----------------------
                                              James M. Smith
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Treasurer


                                      -20-
================================================================================

                           CERTIFICATION
                           -------------

I, J. Patrick Spainhour, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                                      -21-
================================================================================

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: December 13, 2002                 /s/J. Patrick Spainhour
     -------------------------          -------------------------
                                           J. Patrick Spainhour
                                           Chairman and Chief Executive
                                           Officer

                                      -22-
================================================================================

                           CERTIFICATION
                           -------------


I, James M. Smith, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                      -23-
================================================================================

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  December 13, 2002                  /s/James M. Smith
      ---------------------              ---------------------------
                                             James M. Smith
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Treasurer

                                      -24-
================================================================================

Exhibit Index
-------------


Exhibit
Number     Description
------     -----------

99.1       Certification of chief executive officer pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

99.2       Certification of chief financial officer pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.