Form 10-K
period 2003-02-01
TAYLOR ANN STORES CORP
filed 2003-04-01
CIK 874214

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549

                                   FORM 10-K
                                   ---------
(Mark One)
|X| ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ----------------------------------------------------------------------------
    ACT OF 1934.
    ----------

                  FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003


                                      OR
                                      --

|_| TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    ----------------------------------------------------------------------------
    EXCHANGE ACT OF 1934.
    --------------------

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

                           -------------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  Title of Each Class           Name of each exchange on which registered
     COMMON STOCK,                     THE NEW YORK STOCK EXCHANGE
   $.0068 PAR VALUE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

                           -------------------------

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X    No   .
                                                      ---      ---

      Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                         ---

      Indicate by check mark whether the  registrant  is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes  X  No   .
                                                     ---   ---

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of August 3, 2002 was $1,010,119,568.

      The number of shares of the registrant's common stock outstanding as of February 28, 2003 was 44,581,888.

                     DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant's Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders to be held on May 1, 2003 are incorporated by reference into Part III.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

================================================================================

                                        PART I




ITEM 1. BUSINESS
------

GENERAL

      AnnTaylor Stores Corporation (the "Company"), through its wholly owned subsidiaries, is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold primarily under the "Ann Taylor" and "Ann Taylor Loft" brand names. The Company believes that "Ann Taylor" is a highly recognized national brand that defines a distinct fashion point of view. Ann Taylor merchandise represents classic styles, updated to reflect current fashion trends. The Company's stores offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a total wardrobing strategy. This total wardrobing strategy is reinforced by an emphasis on client service. Ann Taylor sales associates are trained to assist clients in merchandise selection and wardrobe coordination, helping them achieve the "Ann Taylor look" while reflecting the clients' personal styles. Unless the context indicates otherwise, all references herein to the Company include the Company and its wholly owned subsidiaries.

      As of February 1, 2003, the Company operated 584 retail stores in 42 states, the District of Columbia and Puerto Rico under the names Ann Taylor, Ann Taylor Loft and Ann Taylor Factory Stores. The Company's 350 Ann Taylor stores compete in the "better"-priced market. Approximately 62% of these stores are located in regional malls, 26% are located in village shops, and 12% are located in downtown areas. The Company believes that the client base for its Ann Taylor stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its clients are professional women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized client service, efficient store layouts and continual flow of new merchandise.

      As of February 1, 2003, the Company operated 207 Ann Taylor Loft stores. Approximately 52% of these stores are located in regional malls, 33% are located in lifestyle centers, with the remaining 15% located in downtown and mill locations. Ann Taylor Loft stores compete in the "upper-moderate"-priced market. Ann Taylor Loft is designed for women with a more relaxed lifestyle and work environment, who appreciate the Ann Taylor style but are more price sensitive. Merchandise is created uniquely for these stores and is sold under the Ann Taylor Loft label. The first Ann Taylor Loft stores opened by the Company were located in factory outlet centers. In 1998, the Company began opening Ann Taylor Loft stores outside the factory outlet environment, in regional malls, lifestyle centers and urban and village street locations. During Fiscal 2002, the Company converted 18 Ann Taylor Loft stores located in outlet centers to Ann Taylor Factory stores. Management believes that Ann Taylor Loft represents a significant opportunity for the Company to compete in the upper-moderate-priced women's apparel market. See "Stores and Expansion" and "Competition" below.

      At February 1, 2003, the Company also operated 27 Ann Taylor Factory stores in factory outlet centers, including the 18 Ann Taylor Loft stores located in factory outlet centers that were converted during Fiscal 2002. Ann Taylor Factory stores serve as a brand-appropriate clearance vehicle for merchandise from both Ann Taylor and Ann Taylor Loft stores. Additionally, Ann Taylor Factory stores handle an assortment of current season styles created uniquely for these stores and sold under the Ann Taylor Factory store label.

       In Fiscal 2000, the Company launched anntaylor.com (the "Online Store"), making Ann Taylor merchandise available for direct retail sale to clients over the Internet. The Online Store was designed as an extension of the in-store experience and offers a wide selection of each season's Ann Taylor collection. The Company believes that the Online Store further builds the Ann Taylor brand and enhances the Company's relationships with clients, as well as creates the opportunity for sales to new and existing clients.

================================================================================

      In January 2003, the Company launched anntaylorloft.com. The site currently offers clients a search vehicle for locating stores, as well as the opportunity to sign up to receive catalogs and other promotional materials via regular mail or email. The site is scheduled for e-commerce in early 2004.


MERCHANDISE DESIGN AND PRODUCTION

      Substantially all merchandise offered by the Company's stores is developed by the Company's in-house product design and development teams, which design merchandise exclusively for the Company. The Company's merchandising groups determine inventory needs for the upcoming season, edit the assortments developed by the design teams, plan monthly merchandise flows, and arrange for the production of merchandise by independent manufacturers, primarily through the Company's sourcing division or through private label specialists.

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

      The Company sources merchandise from approximately 239 manufacturers and vendors, none of which accounted for more than 6% of the Company's merchandise purchases in Fiscal 2002. The Company's merchandise is manufactured in over 24 countries, with approximately 25% of the Company's merchandise manufactured in China, 13% in Hong Kong, 12% in the Philippines, and 10% in Korea. Any event causing a sudden disruption of manufacturing or imports from China, Hong Kong, the Philippines or Korea, including the imposition of additional import restrictions, could have a material adverse effect on the Company's operations. Substantially all of the Company's foreign purchases are negotiated and paid for in U.S. dollars.

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

      The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. The Company believes it has good relationships with its suppliers and that, subject to the discussion above, there will continue to be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

================================================================================

INVENTORY CONTROL AND MERCHANDISE ALLOCATION

      The Company's planning departments analyze each store's size, location, demographics, sales and inventory history to determine the quantity of merchandise to be purchased for and the allocation of merchandise to the Company's stores. Upon receipt, merchandise is allocated to achieve an emphasis that is suited to each store's client base. Merchandise typically is sold at its original marked price for several weeks, with the length of time varying by item. The Company reviews its inventory levels on an on-going basis in order to identify slow-moving merchandise styles and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear this merchandise. Markdowns may be used if inventory exceeds client demand for reasons of design, seasonal adaptation or changes in client preference, or if it is determined that the inventory will not sell at its currently marked price. Marked-down items remaining unsold are moved periodically to the Company's Ann Taylor Factory stores, where additional markdowns may be taken.

      In Fiscal 2002, inventory turned 4.4 times compared to 4.7 times in Fiscal 2001 and 4.9 times in Fiscal 2000. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and the end of the period, excluding inventory associated with the Company's sourcing division. Sourcing division inventory consists principally of finished goods in transit from factories.

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


STORES AND EXPANSION

      An important aspect of the Company's business strategy is a real estate expansion program designed to reach new clients through the opening of new stores. The Company opens new stores in markets that it believes have a sufficient concentration of its target clients. The Company also adds stores, or expands the size of existing stores, in markets where the Company already has a presence, as market conditions warrant and sites become available. Store locations are determined on the basis of various factors, including geographic location, demographic studies, anchor tenants in a mall location, other specialty stores in a mall or specialty center location or in the vicinity of a village location, and the proximity to professional offices in a downtown or village location. Stores opened in factory outlet centers are located in factory outlet malls in which co-tenants generally include a significant number of outlet or discount stores operated under nationally recognized upscale brand names. Store size also is determined on the basis of various factors, including geographic location, demographic studies, and space availability.

      As of February 1, 2003, the Company operated 584 stores throughout the United States, the District of Columbia and Puerto Rico, of which 350 were Ann Taylor stores, 207 were Ann Taylor Loft stores, and 27 were Ann Taylor Factory stores.

      The average Ann Taylor store is approximately 5,000 square feet in size. The Company also has three flagship Ann Taylor stores in New York City, San Francisco and Chicago, which represent the fullest assortment of Ann Taylor merchandise. In Fiscal 2002, the Company opened 10 Ann Taylor stores that averaged approximately 5,000 square feet. In Fiscal 2003, the Company plans to open approximately 10-15 Ann Taylor stores, which are expected to average approximately 4,600 square feet.


                                       3
================================================================================

      Ann Taylor Loft stores average approximately 6,000 square feet. In Fiscal 2002, the Company opened 39 Ann Taylor Loft stores that averaged approximately 5,500 square feet. In Fiscal 2003, the Company expects to open approximately 60-65 Ann Taylor Loft stores, which are expected to average approximately 5,500 square feet.

      As previously mentioned, the Company converted 18 Ann Taylor Loft stores located in outlet centers to Ann Taylor Factory stores during Fiscal 2002. The Company's 27 Ann Taylor Factory stores average approximately 9,200 square feet.

      The Company's stores typically have approximately 20% of their total square footage allocated to stockroom and other non-selling space.

      The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor stores ("ATS"), Ann Taylor Factory stores ("ATFS") and Ann Taylor Loft stores ("ATL") over the past five years:



             TOTAL                      NO.      NO.
             STORES     NO. STORES    STORES   STORES     NO. STORES OPEN
             OPEN AT   OPENED DURING EXPANDED  CLOSED        AT END OF
            BEGINNING  FISCAL YEAR    DURING   DURING        FISCAL YEAR
            OF FISCAL --------------  FISCAL   FISCAL  ------------------------
FISCAL YEAR    YEAR   ATS  ATFS  ATL  YEAR(a)  YEAR(a) ATS ATFS(b) ATL(b)  TOTAL
-----------    ----   ---  ----  ---  -------  ------- --- ------- ------  -----
1998.....      324     26   ---   19     8       4     306    13      46    365
1999.....      365     18   ---   29     8       7     319    11      75    405
2000.....      405     18   ---   63     4       8     332    13     133    478
2001.....      478     10   ---   57     6       7     342    10     186    538
2002.....      538     10   ---   39    --       3     350    27     207    584


(a) All stores expanded and all stores closed were ATS stores, except that in 2002, one store closed was an ATFS store, in 2001; five stores closed were ATFS stores, and two stores closed were ATL stores; in 2000, two stores closed were ATL stores and one store closed was an ATFS store; and in 1998 one store closed was an ATFS store. In addition, two stores closed in 2000 and four stores closed in 1999 were ATS stores that were replaced in the same locations with new ATL stores.

(b) In 2002, 2001 and 2000, 18, two and three ATL stores located in factory outlet malls were converted to ATFS stores, respectively.

      The Company believes that its existing store base is a significant strategic asset of its business. The Company's stores are located in some of the most productive retail centers in the United States. In addition, the Company believes that it is among the tenants most highly desired by real estate developers because of its strong Ann Taylor brand franchise and its high average sales per square foot productivity ($434 per square foot in Fiscal 2002).

      The Company has invested approximately $192 million in its store base since the beginning of Fiscal 1998; approximately 54% of its stores are either new or have been remodeled, as a result of an expansion or relocation, in the last five years.

      The Company's Fiscal 2002 real estate expansion plan resulted in an increase in the Company's total store square footage of approximately 248,000 square feet (net of store closings), or 8.1%, from approximately 3,057,000 square feet at the end of Fiscal 2001 to approximately 3,305,000 square feet at the end of Fiscal 2002. In Fiscal 2003, the Company intends to increase store square footage by approximately 400,000 square feet, or 12%, representing approximately 10-15 new Ann Taylor stores, the expansion or relocation of approximately 7 existing Ann Taylor stores, and approximately 60-65 new Ann Taylor Loft stores.

================================================================================

      Capital expenditures for the Company's Fiscal 2002 store expansion program, net of landlord construction allowances, totaled approximately $31 million, including expenditures for store refurbishing and refixturing. The Company expects that capital expenditures for its Fiscal 2003 store expansion program, net of landlord construction allowances, will be approximately $65 million, including expenditures for store refurbishing and refixturing.

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


INFORMATION SYSTEMS

      During Fiscal 2002, work began on an integrated store and merchandise planning system, which will provide for better distribution of merchandise to the Company's stores, as well as improve inventory management. This system is expected to be operational in Fiscal 2003. During Fiscal 2001, the
Company completed the renovation project at its distribution center, located in Louisville, Kentucky, to optimize physical capacity and decrease the amount of time it takes to get merchandise to the stores. During this project, the Company replaced the software of the sorting equipment to provide for greater operational stability of the equipment and improved accuracy of product distribution. Additionally, the Company implemented a warehouse management system which integrates the receiving, picking, sorting, packing and shipping systems. This allows the work to be more effectively managed in the distribution center. The integration of the receiving system in the warehouse management system with the core merchandising system establishes the platform for future receiving enhancements. In Fiscal 2000, the Company implemented its core merchandising information system referred to above under "Inventory Control and Merchandise Allocation".



CUSTOMER CREDIT

      Clients may pay for merchandise with cash, personal checks, the Ann Taylor credit card, or other credit cards issued by third parties. Credit card sales were 84.1% of net sales in Fiscal 2002, 82.4% of net sales in Fiscal 2001 and 82.1% of net sales in Fiscal 2000. In Fiscal 2002, 12.0% of net sales were made with the Ann Taylor credit card, and 72.1% were made with third-party credit cards.

      On  February  4, 2002,  the  Company  sold its  proprietary  credit  card portfolio to World Financial Network National Bank (the "Bank") and contracted with Alliance Data Systems Corporation ("ADS"), the Bank's
affiliated  servicer,   to  provide  private  label  credit  card  services  to
proprietary Ann Taylor credit card customers. During Fiscal 2002, the Company experienced an increase in sales made with the Ann Taylor credit card as a percent of total net sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


BRAND BUILDING AND MARKETING

      The Company believes that its Ann Taylor and Ann Taylor Loft brands are among its most important assets. The ability of the Company to evolve these brands continuously to appeal to the changing needs and priorities of their distinct target client bases is a key source of its competitive advantage. All aspects of brand development for both retail concepts, including product

                                       5
================================================================================
design, store merchandising and shopping environments, channels of distribution, and marketing and advertising, are controlled by the Company. The Company continues to invest in the development of these brands through, among other things, client research, advertising, in-store marketing, direct mail marketing, and its internet presence. The Company also makes investments to enhance the overall client experience through the opening of new stores, the expansion and remodeling of existing stores, and a focus on client service.

      The Company believes it is strategically important to communicate on a regular basis directly with its current client base and with potential clients, through national and regional advertising, as well as through direct mail marketing and in-store presentation. Marketing expenditures as a percentage of sales were 2.2% in Fiscal 2002, 2.6% in Fiscal 2001 and 2.6% in Fiscal 2000.


TRADEMARKS AND SERVICE MARKS

      The "AnnTaylor" and "AnnTaylor Loft" trademarks are registered with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. The Company's rights in the "AnnTaylor" and "AnnTaylor Loft" marks are a significant part of the Company's business, as the Company believes those trademarks are well known in the women's retail apparel industry. Accordingly, the Company intends to maintain its "AnnTaylor" and "AnnTaylor Loft" marks and related registrations and vigorously protect its trademarks against infringement.


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


EMPLOYEES

      As of February 1, 2003, the Company had approximately 10,900 employees, of whom 2,800 were full-time salaried employees, 1,500 were full-time hourly employees and 6,600 were part-time hourly employees working less than 30 hours per week. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is good.


AVAILABLE INFORMATION

      The Company makes available on its website at http://investor.anntaylor.com, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the United States Securities and Exchange Commission (the "SEC").

                                       6
================================================================================

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections of this annual report on Form 10-K contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company's Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; and other factors set forth in the Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward-Looking Disclosures".


ITEM 2. PROPERTIES
------

      As of February 1, 2003, the Company operated 584 stores, all of which were leased. Store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods. Some of the leases grant the Company the right to extend the term for one or two additional five-year periods. Some leases also contain early termination options, which can be exercised by the Company under specific conditions. Most of the store leases require the Company to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. Most of the leases also require the Company to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of the Company's leases, including renewal options, expire as follows:

               FISCAL YEARS LEASE           NUMBER OF
                  TERMS EXPIRE               STORES
                  ------------               ------

                2003 - 2005....................117
                2006 - 2008....................148
                2009 - 2011....................172
                2012 and later.................147

      Ann Taylor leases corporate offices at 142 West 57th Street in New York City, containing approximately 140,000 square feet and approximately 93,000 square feet of office space at 1372 Broadway in New York City. The leases for these premises expire in 2006 and 2010, respectively. The Company also leases office space in New Haven, Connecticut, containing approximately 39,000 square feet. This lease expires in October 2004.

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

                                       7
================================================================================

ITEM 3. LEGAL PROCEEDINGS
-------

      The Company is a party to routine litigation incident to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial position, consolidated results of operations, or liquidity of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

      None.

                                       8
================================================================================

                                    PART II
                                    -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------

      The Company's common stock is listed and traded on the New York Stock Exchange under the symbol ANN. The number of holders of record of common stock at February 28, 2003 was 575. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange for the periods indicated.

      In April 2002, the Company's Board of Directors approved a 3-for-2 split of the Company's common stock, in the form of a stock dividend. One additional share of Common stock for every two shares owned was distributed on May 20, 2002 to stockholders of record at the close of business on May 2, 2002. All share and per share amounts for all periods presented in this report have been restated to reflect the stock split.

                                                   MARKET PRICE
                                                   ------------
                                                  HIGH       LOW
                                                  ----       ---
        FISCAL YEAR 2002
         Fourth quarter........................$ 25.75     $17.84
         Third quarter.........................  30.07      19.74
         Second quarter........................  33.19      20.57
         First quarter.........................  31.85      24.54

        FISCAL YEAR 2001
         Fourth quarter........................$ 26.23     $15.87
         Third quarter.........................  23.80      14.07
         Second quarter........................  26.19      19.50
         First quarter.........................  20.60      15.50

      The Company has never paid cash dividends on its common stock. As a holding company, the Company's ability to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries, including the Company's direct wholly owned subsidiary AnnTaylor, Inc. ("Ann Taylor"). The payment of dividends by Ann Taylor to the Company is subject to certain restrictions under Ann Taylor's Credit Facility described below under
"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". The payment of cash dividends on its common stock by the Company is also subject to certain restrictions contained in the Company's guarantee of Ann Taylor's obligations under the Credit Facility. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's consolidated results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.


ITEM 6. SELECTED FINANCIAL DATA
------

      The following historical consolidated income statement and consolidated balance sheet information has been derived from the audited consolidated financial statements of the Company. The Company's consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 and consolidated balance sheets as of February 1, 2003 and February 2, 2002, as audited by Deloitte & Touche LLP, independent auditors, appear elsewhere in this document. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company included elsewhere in this document. All references to years are to the fiscal year of the Company, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below had 52 weeks, except the fiscal year ended February 3, 2001 which had 53 weeks.

================================================================================

                                                                                    FISCAL YEARS ENDED
                                                        -------------------------------------------------------------------------
                                                          FEB. 1,       FEB. 2,          FEB. 3,         JAN. 29,      JAN. 30,
                                                           2003           2002            2001            2000           1999
                                                        ---------       ---------       ---------       ---------      ---------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SQUARE FOOT DATA AND PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT INFORMATION:
Net sales ........................................... $ 1,380,966     $ 1,299,573     $ 1,232,776     $ 1,084,519    $   911,939
Cost of sales .......................................     633,473         651,808         622,036         536,014        455,724
                                                        ---------       ---------       ---------       ---------      ---------
Gross margin ........................................     747,493         647,765         610,740         548,505        456,215
Selling, general and administrative expenses ........     612,479         576,584         501,460         414,315        350,522
Retirement of assets (a)  ...........................         ---             ---             ---             ---          3,633
Amortization of goodwill (b) ........................         ---          11,040          11,040          11,040         11,040
                                                        ---------       ---------       ---------       ---------      ---------
Operating income ....................................     135,014          60,141          98,240         123,150         91,020
Interest income .....................................       3,279           1,390           2,473           4,378          2,241
Interest expense (c) ................................       6,886           6,869           7,315          11,814         20,358
                                                        ---------       ---------       ---------       ---------      ---------
Income before income taxes and
extraordinary loss ..................................     131,407          54,662          93,398         115,714         72,903
Income tax provision ................................      51,249          25,557          41,035          50,221         33,579
                                                        ---------       ---------       ---------       ---------      ---------
Income before extraordinary loss ....................      80,158          29,105          52,363          65,493         39,324
Extraordinary loss (d) ..............................         ---             ---             ---             962            ---
                                                        ---------       ---------       ---------       ---------      ---------
Net income .......................................... $    80,158     $    29,105     $    52,363     $    64,531    $    39,324
                                                        =========       =========       =========       =========      =========

Basic earnings per share before
extraordinary loss (e) .............................. $      1.81     $      0.67     $      1.22     $      1.50    $      1.02
Extraordinary loss per share (d) (e) ................         ---             ---             ---            0.02            ---
                                                        ---------       ---------       ---------       ---------      ---------
Basic earnings per share (e) ........................ $      1.81     $      0.67     $      1.22     $      1.48    $      1.02
                                                        =========       =========       =========       =========      =========

Diluted earnings per share before
extraordinary loss (e) .............................. $      1.72     $      0.67     $      1.17     $      1.38    $      0.96
Extraordinary loss per share (d) (e) ................         ---             ---             ---            0.02            ---
                                                        ---------       ---------       ---------       ---------      ---------
Diluted earnings per share (e) ...................... $      1.72     $      0.67     $      1.17     $      1.36    $      0.96
                                                        =========       =========       =========       =========      =========

Weighted average shares outstanding (in 000s) (e) ...      44,248          43,325          42,912          43,532         38,573
Weighted average shares outstanding,
assuming dilution (in 000s) (e) .....................      48,301          43,661          46,830          49,273         46,509

CONSOLIDATED OPERATING INFORMATION:
Percentage increase (decrease) in comparable
store sales (f) .....................................        (3.9)%          (6.1)%          (0.5)%           8.4%           7.9%
Net sales per gross square foot (g) ................. $       434     $       452     $       496     $       502    $       474
Number of stores:
Open at beginning of period .........................         538             478             405             365            324
Opened during the period ............................          49              67              81              47             45
Expanded during the period ..........................         ---               6               4               8              8
Closed during the period ............................           3               7               8               7              4
Open at the end of the period .......................         584             538             478             405            365
Total store square footage at end of period .........   3,305,000       3,057,000       2,695,000       2,280,000      2,038,000
Capital expenditures ................................ $    45,450     $    83,693     $    83,310     $    53,409    $    45,131
Depreciation and amortization including
goodwill (b) ........................................ $    47,686     $    54,569     $    46,073     $    41,387    $    39,823
Working capital turnover (h) ........................        5.6x            7.2x            7.6x            6.8x           6.3x
Inventory turnover (i) ..............................        4.4x            4.7x            4.9x            4.8x           5.0x

CONSOLIDATED BALANCE SHEET INFORMATION
 (AT END OF PERIOD):
Working capital (j) ................................. $   304,076     $   190,798     $   172,767     $   151,368    $   168,708
Goodwill, net (b) ...................................     286,579         286,579         297,619         308,659        319,699
Total assets ........................................   1,010,826         883,166         848,115         765,117        775,417
Total debt ..........................................     121,652         119,530         117,610         115,785        105,157
Preferred securities ................................         ---             ---             ---             ---         96,624
Stockholders' equity ................................     714,418         612,129         574,029         515,622        432,699

                                          (Footnotes on following page)

                                       10
================================================================================

(Footnotes  for  preceding  page.   Unless   otherwise  noted,  all  per  share
information is presented on a diluted basis.)

(a) A charge of $3,633,000 ($2,180,000 net of income tax benefit) was recorded in Fiscal 1998 for the retirement of certain assets in connection with the renovation of the Company's corporate offices.

(b) The Company acquired Ann Taylor in a leveraged buyout in 1989. As a result of that transaction, $380,250,000, representing the excess of the allocated purchase price over the fair value of the Company's net assets, was recorded as goodwill and has been amortized on a straight-line basis through the end of Fiscal 2001 using an assumed 40 year life. In addition, as a result of the September 1996 acquisition of the operations that became the Company's sourcing division, the Company recorded goodwill of $38,430,000 that has been amortized on a straight-line basis through the end of Fiscal 2001 using an assumed 25 year life. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on February 3, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment. The Company tests goodwill for impairment annually, during February, and has determined that the carrying value of its goodwill at February 1, 2003 is not impaired.

(c) Includes non-cash interest expense of $4,261,000,  $4,140,000,  $4,247,000,
    $3,026,000,  and $1,290,000,  in Fiscal 2002,  2001,  2000, 1999, and 1998,
    respectively, from amortization of deferred financing costs and, in Fiscal 2002, 2001, 2000, and 1999 accretion of original issue discount.

(d) In Fiscal 1999, Ann Taylor incurred an extraordinary loss of $1,603,000 ($962,000, or $0.02 per share, net of income tax benefit) in connection with the redemption of its outstanding 8-3/4% Subordinated Notes due 2000.

(e) In May 2002, the Company effected a 3 for 2 stock split of its common stock. All share and per share amounts in the financial information have been restated to reflect the split.

(f) Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store. In addition, in a year with 53 weeks, sales in the last week of that year are not included in determining comparable store sales; therefore, comparable store sales for Fiscal 2000 reflect a 52-week period.

(g) Net sales per gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

(h) Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.

(i) Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the Company's sourcing division).

(j) Includes current portion of long-term debt of $1,250,000, $1,400,000, $1,300,000, and $1,206,000, at the end of Fiscal 2001, 2000, 1999 and
    1998,  respectively.  There  was no  current  portion  at the end of Fiscal
    2002.


                                       11
================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------
        OF OPERATIONS


SALES

      The following table sets forth certain sales and store data for the periods indicated:


                                                           FISCAL YEAR
                                           -------------------------------------------
                                               2002            2001            2000
                                               ----            ----            ----
                                             (52 weeks)     (52 weeks)      (53 weeks)
Net sales ($000) .......................   $ 1,380,966     $ 1,299,573     $ 1,232,776

Total net sales increase
    percentage (52-week basis) .........           6.3%            6.8%           12.2%

Total comparable store sales decrease
    percentage (52-week basis) .........          (3.9)%          (6.1)%          (0.5)%

Net sales per average gross
    square foot ........................   $       434     $       452     $       496

Total store square footage
    at end of period ...................     3,305,000       3,057,000       2,695,000

Number of:
    New stores .........................            49              67              81
    Expanded stores ....................           ---               6               4
    Closed stores ......................             3               7               8
    Total stores open at end of period .           584             538             478

      The Company's net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been higher than in the other quarters. As a result, the Company has not had significant overhead and other costs generally associated with large seasonal variations.


RESULTS OF OPERATIONS

      The following table sets forth consolidated income statement data expressed as a percentage of net sales for the periods indicated:

                                                FISCAL YEAR
                                        --------------------------
                                        2002       2001       2000
                                       -----      -----      -----

Net sales ........................     100.0%     100.0%     100.0%
Cost of sales ....................      45.9       50.2       50.5
                                       -----      -----      -----
    Gross margin .................      54.1       49.8       49.5
Selling, general and
    administrative expenses.......      44.3       44.4       40.7
Amortization of goodwill .........       ---        0.8        0.9
                                       -----      -----      -----
    Operating income .............       9.8        4.6        7.9
Interest income ..................       0.2        0.1        0.2
Interest expense .................       0.5        0.5        0.6
                                       -----      -----      -----
Income before income taxes........       9.5        4.2        7.5
Income tax provision .............       3.7        2.0        3.3
                                       -----      -----      -----
Net income .......................       5.8%       2.2%       4.2%
                                       =====      =====      =====

                                       12
================================================================================

FISCAL 2002 COMPARED TO FISCAL 2001

      The Company's net sales increased to $1,380,966,000 from $1,299,573,000 in Fiscal 2001, an increase of $81,393,000, or 6.3%. Comparable store sales for Fiscal 2002 decreased 3.9%, compared to a comparable store sales decrease of 6.1% in Fiscal 2001. By division, Fiscal 2002 comparable store sales decreased 5.3% for Ann Taylor and 1.0% for Ann Taylor Loft. The increase in net sales was primarily attributable to the opening of new stores, partially offset by the decrease in comparable store sales in Fiscal 2002. Management believes that the decrease in comparable store sales was, in part, the result of client dissatisfaction with certain of the Company's product offerings and merchandise assortment available in Ann Taylor stores in the Fall 2002 season. Sales were also impacted by an overall reduction in client spending caused by the current economic environment.

      Gross margin as a percentage of net sales increased to 54.1% in Fiscal 2002 from 49.8% in Fiscal 2001. The increase in gross margin is the combined result of higher full price sales and higher margin rates achieved on full price and non-full price sales at both divisions. Fiscal 2001 gross margin was impacted by approximately $4,100,000 in pre-tax nonrecurring charges, which related to the inventory write-off associated with the discontinuation of the Ann Taylor cosmetics line, and inventory costs associated with canceling certain Fall 2001 and Spring 2002 merchandise orders.

      Selling, general and administrative expenses were $612,479,000, or 44.3% of net sales in Fiscal 2002, compared to $576,584,000, or 44.4% of net sales, in Fiscal 2001. Lower internet costs and reduced marketing spending were offset by an increase in the provision for management performance bonus and higher tenancy expenses. Fiscal 2001 selling, general and administrative expenses included approximately $12,900,000 in pre-tax nonrecurring charges. Approximately $7,200,000 of this amount related to the write-down of certain
anntaylor.com assets, based upon projected cash flows, which were not deemed adequate to support the carrying value of the assets associated with this ongoing business. An additional $3,300,000 related to the cost, net of insurance proceeds, of settling a class action lawsuit. The remaining $2,400,000 represented the write-off of certain fixed assets related to the discontinuation of the Ann Taylor cosmetics line, and severance costs associated with reductions made in the Company's store and home office workforce.

      Operating income increased to $135,014,000, or 9.8% of net sales in Fiscal 2002, from $60,141,000, or 4.6% of net sales, in Fiscal 2001. There was no goodwill amortization recorded in Fiscal 2002, in accordance with SFAS No. 142, which the Company adopted in February 2002. The Company recorded goodwill amortization of $11,040,000, or 0.8% of net sales, during Fiscal 2001.

      Interest income was $3,279,000 in Fiscal 2002, compared to $1,390,000 in Fiscal 2001. The increase was primarily attributable to higher cash on hand during Fiscal 2002 compared to Fiscal 2001, partially offset by lower interest rates.

      Interest  expense was  $6,886,000 in Fiscal 2002,  compared to $6,869,000
in  Fiscal  2001.  The  weighted   average   interest  rate  on  the  Company's
outstanding indebtedness at February 1, 2003 was 3.75%.

      The income tax provision was $51,249,000, or 39.0% of income before income taxes in Fiscal 2002, compared to $25,557,000, or 46.8% of income before income taxes in Fiscal 2001. The decrease in the effective income tax rate is primarily the result of non-deductible goodwill expense incurred in Fiscal 2001, which, as previously discussed, was not recorded in Fiscal 2002.

      As a result of the foregoing factors, the Company had net income of $80,158,000, or 5.8% of net sales for Fiscal 2002, compared to net income of $29,105,000, or 2.2% of net sales, for Fiscal 2001.


                                       13
================================================================================

FISCAL 2001 COMPARED TO FISCAL 2000

     The Company's net sales increased to $1,299,573,000 over $1,232,776,000 in Fiscal 2000, an increase of $66,797,000, or 5.4%. Comparable store sales for Fiscal 2001 decreased 6.1%, compared to a decrease of 0.5% in Fiscal 2000. Total sales for Fiscal 2001 were up 6.8% from $1,216,808,000 for the 52-week period ended January 27, 2001. The sales increase was primarily attributable to the opening of new stores and the expansion of existing stores, partially offset by the decrease in comparable store sales in Fiscal 2001. Management believes that the decrease in comparable store sales was, in part, the result of client dissatisfaction with certain of the Company's product offerings and merchandise assortment available in Ann Taylor stores in the Spring 2001 season. Sales were also impacted by an overall reduction in client spending caused by the current economic environment, as well as the impact of the events of September 11, 2001.

      Gross margin as a percentage of net sales increased to 49.8% in Fiscal 2001 from 49.5% in Fiscal 2000. The increase in gross margin reflects higher margin rates achieved on full price and non-full price sales at both divisions, offset, in part, by higher promotional sales activity in Fiscal 2001 compared to the prior year, and the affect on gross margin of a pre-tax nonrecurring charge recorded in the fourth quarter of Fiscal 2001. In the fourth quarter of Fiscal 2001, the Company incurred an approximate $4,100,000 pre-tax nonrecurring charge affecting gross margin, which related to the inventory write-off associated with the discontinuation of the Ann Taylor cosmetics line, and inventory costs associated with canceling certain Fall 2001 and Spring 2002 merchandise orders.

      Selling, general and administrative expenses were $576,584,000, or 44.4% of net sales, in Fiscal 2001, compared to $501,460,000, or 40.7% of net sales, in Fiscal 2000. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the impact of a pre-tax nonrecurring charge recorded during the fourth quarter of Fiscal 2001, decreased leverage on fixed expenses resulting from negative comparable store sales, and increases in tenancy and Loft store operations expenses due to expansion. In the fourth quarter of Fiscal 2001, the Company incurred an approximate $12,900,000 pre-tax nonrecurring charge affecting selling, general and administrative costs. Approximately $7,200,000 of the nonrecurring charge related to the write-down of certain anntaylor.com assets, based upon projected cash flows, which were not deemed adequate to support the carrying value of the assets associated with this ongoing business. An additional $3,300,000 related to the cost, net of insurance proceeds, of settling a class action lawsuit. The remaining $2,400,000 represented the write-off of certain fixed assets related to the discontinuation of the Ann Taylor cosmetics line, and severance costs associated with reductions made in the Company's store and home office workforce. During the first quarter of Fiscal 2000, the Company incurred a pre-tax nonrecurring charge of approximately $8,500,000 in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value. In the fourth quarter of Fiscal 2000, the Company recorded a nonrecurring pre-tax charge of $2,200,000 relating to the costs of the Company's obligations under a former executive's employment contract with the Company, in connection with the executive's resignation in January 2001.

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

                                       14
================================================================================

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


CHANGES IN FINANCIAL POSITION

      Accounts receivable decreased to $10,367,000 at the end of Fiscal 2002 from $65,598,000 at the end of Fiscal 2001, a decrease of $55,231,000, or 84.2%. This decrease was primarily attributable to the sale of the Company's proprietary credit card accounts receivable.

      Merchandise inventories increased to $185,484,000 at February 1, 2003 from $180,117,000 at February 2, 2002, an increase of $5,367,000 or 3.0%.
Merchandise inventories at February 1, 2003 and February 2, 2002 included approximately $41,771,000 and $37,558,000, respectively, of inventory associated with the Company's sourcing division, which is principally
finished  goods  in  transit  from  factories.   The  increase  in  merchandise
inventories is primarily due to inventory purchased to support new stores opened since the beginning of the year. Total store square footage increased to approximately 3,305,000 square feet at February 1, 2003 from approximately 3,057,000 square feet at February 2, 2002. Merchandise inventory on a per-square-foot basis, excluding inventory associated with the Company's sourcing division, was approximately $43 at the end of Fiscal 2002, compared to $47 at the end of Fiscal 2001. Inventory turned 4.4 times in Fiscal 2002, compared to 4.7 times in Fiscal 2001, excluding inventory associated with the Company's sourcing division. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the sourcing division).

      Accounts payable increased to $57,058,000 at the end of Fiscal 2002 from $52,011,000 at the end of Fiscal 2001, an increase of $5,047,000, or 9.7%.
The increase in accounts payable is primarily due to the timing of payments to vendors.

      Accrued liabilities increased to $94,137,000 at the end of Fiscal 2002 from $82,007,000 at the end of Fiscal 2001, an increase of $12,130,000, or 14.8%. The increase in accrued liabilities is primarily attributable to an increase in the provision for management performance bonus.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company's liquidity:

                                                   FISCAL YEAR
                                           ---------------------------
                                           2002        2001       2000
                                           ----        ----       ----
                                             (DOLLARS IN THOUSANDS)

Cash provided by operating activities    $159,047   $ 78,579   $ 77,422
Working capital ......................   $304,076   $190,798   $172,767
Current ratio ........................     3.01:1     2.41:1     2.22:1
Debt to equity ratio .................      .17:1      .20:1      .20:1


      Cash provided by operating activities in Fiscal 2002, as presented on the consolidated statements of cash flows, primarily resulted from earnings, non-cash charges and increases in accounts payable and accrued liabilities, partially offset by an increase in merchandise inventories.

================================================================================

      On April 30, 2001, Ann Taylor entered into an Amended and Restated $175,000,000 senior secured revolving Credit Facility (the "Credit Facility") with Bank of America N.A. and a syndicate of lenders. This Credit Facility was amended on December 20, 2001 and on August 29, 2002 to adjust certain ratio provisions, and amend certain definitions used in the calculation of ratios required in the Credit Facility. The Credit Facility matures on April 29, 2004.

      Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at February 1, 2003 was $175,000,000. Commercial and standby letters of credit outstanding under the Credit Facility as of February 1, 2003 were approximately $97,114,000. Loans outstanding under the Credit Facility at any time may not exceed $75,000,000. In addition, the Credit Facility requires that the outstanding loan balance be reduced to zero for a 30-day period each calendar year. There were no loans outstanding at any time during Fiscal 2002.

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

      The lenders have been granted a pledge of the common stock of Ann Taylor and certain of its subsidiaries, and a security interest in substantially all other tangible and intangible assets, including trademarks, inventory, store furniture and fixtures, of Ann Taylor and its subsidiaries, as collateral for Ann Taylor's obligations under the Credit Facility.

      Dividends and distributions are restricted by the Credit Facility. The Company has never paid cash dividends on its common stock.

      During Fiscal 1999, the Company completed the issuance of an aggregate of $199,072,000 principal amount at maturity of its Convertible Subordinated Debentures due 2019 ("Convertible Debentures"). The Convertible Debentures were sold at an original issue price of $552.56 per $1,000 principal amount at maturity of Debenture. Cash interest is payable on the principal amount at maturity of the Convertible Debentures at the rate of 0.55% per annum. This interest rate and the accrual of original issue discount represent a yield to maturity on the Convertible Debentures of 3.75%. The Convertible Debentures are convertible at the option of the holders thereof initially into 18.117 shares of the Company's common stock per $1,000 principal amount at maturity of Debenture. The Convertible Debentures may be redeemed at the Company's option on or after June 18, 2004. In addition, the Company is obligated to purchase on specified purchase dates, beginning June 18, 2004 and each five years thereafter, at specified Put Prices plus accrued cash interest to the purchase date, any outstanding Convertible Debentures for which a written notice has been received from the holder. The Company's obligations with respect to the Convertible Debentures are guaranteed on a subordinated basis by Ann Taylor.

      During Fiscal 2002 the seven-year mortgage loan related to the Company's distribution center land and building in Louisville, Kentucky was paid in full. Ann Taylor and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., were parties to the $7,000,000 seven-year mortgage loan.

      The Company's capital expenditures totaled $45,450,000, $83,693,000 and $83,310,000 in Fiscal 2002, 2001 and 2000, respectively. Capital expenditures were primarily attributable to the Company's store expansion, renovation and refurbishment programs, as well as the investment the Company made in certain information systems and the Company's corporate offices. These expenditures also include, in Fiscal 2001 and Fiscal 2000, capital expenditures related to the Company's Internet e-commerce Web site, and


                                       16
================================================================================
related   enhancements  to  the  material  handling  system  at  the  Company's distribution center. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal 2001 Compared to Fiscal 2000" for information regarding the asset write-off associated with the Company's Online Store. The Company expects its total capital expenditure requirements in Fiscal 2003 will be approximately $85,000,000, including capital for new store construction for a planned square footage increase of approximately 400,000 square feet, or 12%, as well as capital to support continued
investments in information systems and a refurbishment program for its existing store base. The actual amount of the Company's capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the
landlords  of  its  new  or  expanded   stores.   See   "Business--Stores   and
Expansion".

      The Company occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Some leases also contain early termination options, which can be exercised by the Company under specific conditions. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. In addition, most of the leases require payment of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments shown below.

      Future minimum lease payments under non-cancelable operating leases as of February 1, 2003 are as follows:

      FISCAL YEAR                             (IN THOUSANDS)
      -----------

       2003..................................  $  145,759
       2004..................................     144,982
       2005..................................     136,510
       2006..................................     115,689
       2007..................................     106,621
       2008 and thereafter...................     386,832
                                               ----------
       Total.................................  $1,036,393
                                               ==========


      On September 9, 1999, the Company announced a securities repurchase program authorized by its Board of Directors, pursuant to which the Company was authorized to purchase up to $40,000,000 of the Company's common stock and/or Convertible Debentures, through open market purchases and privately negotiated transactions. In January 2000, the Board of Directors authorized a $50,000,000 increase in the securities repurchase program, bringing the total amount of securities that could have been repurchased under the program to $90,000,000. In the third and fourth quarters of Fiscal 1999, the Company repurchased an aggregate of 4,518,750 shares of its common stock, for an aggregate repurchase price of $89,900,000 (exclusive of brokerage commissions), pursuant to this program. All of the repurchased shares became treasury shares available for general corporate and other purposes. No Convertible Debentures were purchased.

      In August 2002, the Company's Board of Directors authorized a $50 million securities repurchase program. The repurchase program is subject to compliance with the Company's revolving credit agreement. Pursuant to this program, purchases of shares of the Company's Common Stock and/or its Convertible Debentures due 2019 may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of Common Stock will become treasury shares available for general corporate and other purposes. Repurchased Convertible Debentures will be cancelled. The Company repurchased 300,000 shares of its common stock during February 2003 in connection with this securities repurchase program, at a total cost of approximately $5,900,000.

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

                                       17
================================================================================

      On February 4, 2002, the Company sold its proprietary credit card portfolio to World Financial Network National Bank (the "Bank"). The associated gain of $2,095,000 is reported in selling, general and administrative expenses in the Consolidated Statements of Income for Fiscal 2002. In connection with the sale, the Company contracted with Alliance Data Systems Corporation ("ADS"), the Bank's affiliated servicer, to provide private label credit card services to proprietary Ann Taylor credit card clients. Under the terms of the transaction, ADS will manage the Ann Taylor credit card program, and pay the Company a percentage of all collected finance charges.

      The  Company  is party to a  3-year  contract  for  services  to  provide training to store associates, and maintenance and support for related software. Payments under this contract total $6,500,000 in each of Fiscal 2003 and Fiscal 2004, and $5,000,000 in Fiscal 2005.

      Substantially all full-time employees of the Company are covered under a noncontributory defined benefit pension plan. The Company's funding obligations and liability under the terms of the plan are determined using certain actuarial assumptions, including a discount rate of 6.75% and an expected long-term rate of return on plan assets of 8.5%. The discount rate selected was determined based on the change in the Moody's Aa corporate bond yields, which have decreased by 59 basis points over the course of Fiscal 2002. On this basis, the discount rate utilized was adjusted from 7.50% at February 2, 2002 to 6.75% at February 1, 2003. The market-related value of plan assets for determining pension expense is equal to the fair value of plan assets, recognizing gains or losses as they occur. Plan assets as of February 1, 2003 are allocated 50% in equities, 33% in bond related funds and 17% in short-term investments. For purposes of developing long-term rates of return, it was assumed that the short-term investments were reallocated to equities, yielding assumed long-term rates of return of 10% and 6% for equities and bond-related funds, respectively. In selecting an expected long-term rate of return on plan assets, consideration was given to the Company's historical annual rate of return over a 7-year period, which averaged 8.8% per year. In light of this, and in view of current market conditions, the expected long-term rate of return on plan assets utilized was reduced from 9.0% for the fiscal year ended February 1, 2003 to 8.5% for the fiscal year ending January 31, 2004.

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

      On May 18, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan, pursuant to which Rights were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on May 30, 2000. As a result of the 3-for-2 split of the Company's common stock on May 20, 2002, each share of common stock now represents two-thirds of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the Voting Power of the Company as represented by the Company's common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Voting Power of the Company as represented by the Company's common stock, holders of the Rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $125 exercise price, shares of the Company's common stock or of any company into which the Company is merged having a value of $250. The Rights will expire on May 18, 2010.

     The Company is self-insured for expenses related to its employee point of service medical and dental plans, and its worker's compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management's estimates, using information received from plan administrators, historical analysis, and other relevant data. Management believes that it has taken reasonable steps to ensure that the Company is adequately accrued for costs incurred related to these programs at February 1, 2003.


                                       18
================================================================================

RECENT ACCOUNTING PRONOUNCEMENTS

      Effective February 3, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced by periodic tests for impairment within six months of the date of adoption, and then on a periodic basis thereafter. Based on the impairment testing performed in February 2003, management determined that there was no impairment loss related to the net carrying value of the Company's recorded goodwill.

      In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 has not had a significant impact on the Company's consolidated financial statements.

      In  August  2001,  the FASB  issued  SFAS No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets". This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, other than goodwill, including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has had no impact on the Company's consolidated financial statements.

      In  April  2002,  the  FASB  issued  SFAS No.  145,  "Rescission  of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 will have no immediate impact on the Company's consolidated financial statements, but will evaluate in future periods the classification of any debt extinguishment costs in accordance with APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF No. 94-3, and is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 during the fourth quarter of Fiscal 2002 with no material impact on the Company's consolidated financial statements.

      In  December  2002,  the  FASB  issued  SFAS  No.  148,  "Accounting  for
Stock-Based  Compensation  - Transition  and  Disclosure,  an amendment of FASB
Statement No. 123". FASB Statement No. 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB Statement No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years ending after December 15, 2002. The Company has considered the optional fair value method accounting allowed under SFAS No. 148 and has elected to continue using the intrinsic value method under which no compensation costs have been recognized for stock based
                                       19
================================================================================
compensation. The Company has adopted the amended disclosure requirements of SFAS No. 148. Pro forma net income and earnings per share as if the fair value based method had been applied are presented in the Summary of Significant Accounting Policies in Note 1 of the Consolidated Financial Statements.

      In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, and clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability equal to the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements issued after December 15, 2002. The Company adopted FIN No. 45 during the fourth quarter of Fiscal 2002 with no material impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after that date. For variable interest entities created before January 31, 2003, the provisions of this interpretation are effective July 1, 2003. Management is currently evaluating the provisions of this interpretation, and does not believe that it will have a significant impact on the Company's consolidated financial statements.


CRITICAL ACCOUNTING POLICIES

      On December 12, 2001, the United States Securities and Exchange Commission (the "SEC") issued Financial Reporting Release ("FRR") No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", which encourages the identification and disclosure of the most critical accounting policies applied in the preparation of a company's financial statements. In response to FRR No. 60, management has determined that the Company's most critical accounting policies are those related to merchandise inventory valuation, intangible asset impairment, and income taxes. These policies are further described in the Notes to the Consolidated Financial Statements, and in relevant sections of this discussion and analysis.

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

      Pursuant to the  adoption of SFAS No. 142 in  February  2002,  management performed impairment testing which considered the Company's net discounted future cash flows in determining whether an impairment charge related to the carrying value of the Company's recorded goodwill was necessary, and concluded that there was no such impairment loss. This will be reevaluated annually, or more frequently if necessary, using similar testing. In the case of long-lived tangible assets, if the undiscounted future cash flows related to the long-lived assets are less than the assets' carrying value, a similar impairment charge would be considered. Management's estimate of future cash flows is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in the Statement Regarding Forward-Looking Disclosures.

                                       20
================================================================================

      The Company follows SFAS No. 109 "Accounting for Income Taxes," which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to the Company's operations. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets should be realized in the future. The Company's effective tax rate considers management's judgment of expected tax liabilities in the various taxing jurisdictions within which it is subject to tax. The Company has also been involved in both foreign and domestic tax audits. At any given time, many tax years are subject to audit by various taxing authorities.

      Management believes these critical accounting policies represent the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections  of this Annual  Report on Form 10-K,  including  the  preceding
Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company's Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; and other factors set forth in the Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------

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

      The Company's outstanding long-term debt as of February 1, 2003 bears interest at fixed rates; therefore, the Company's consolidated results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Credit Facility. As of February 1, 2003, the Company has no such amounts outstanding. The effect of interest rate changes on the Company would depend on the amount of indebtedness outstanding at the time and the amount of such change.


                                       21
================================================================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

     The following consolidated financial statements of the Company for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 are included as a part of this Report (See Item 15):

      Consolidated Statements of Income for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

      Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002.

      Consolidated Statements of Stockholders Equity for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

      Consolidated  Statements  of  Cash  Flows  for  the  fiscal  years  ended
         February 1, 2003, February 2, 2002 and February 3, 2001.

      Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------
        FINANCIAL DISCLOSURES


      None.

                                       22
================================================================================

                                      PART III
                                      --------



ITEM 10. DIRECTORS AND  EXECUTIVE  OFFICERS OF THE REGISTRANT
--------

      The information required by this item is incorporated herein by reference to the Sections entitled "Election of Class III Directors", "Executive Officers", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders.

      The Company has Business Conduct Guidelines that apply to all Ann Taylor associates, including its chief executive officer, chief financial officer, and principal accounting officer/controller. A copy of the Company's Business Conduct Guidelines is attached to this Annual Report on Form 10-K and will also be available at http://investor.anntaylor.com. Any future
                                    -----------------------------
changes or amendments to the Business Conduct Guidelines, and any waiver that applies to the Company's chief executive officer, chief financial officer, or principal accounting officer/controller, will also be posted on http://investor.anntaylor.com.


ITEM 11. EXECUTIVE COMPENSATION
-------

      The information required by this item is incorporated herein by reference to the Sections entitled "Compensation of Directors and Related Matters", "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "Executive Compensation" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

      The information required by this item is incorporated herein by reference to the Sections entitled "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

      The information required by this item is incorporated herein by reference to the Section entitled "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders.


ITEM 14. CONTROLS AND PROCEDURES
-------

      Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       23
================================================================================

                                    PART IV
                                    -------



 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
 --------

   (a)    List of documents filed as part of this Annual Report:

      1. The following consolidated financial statements of the Company are filed as part of this Annual Report:

             Independent Auditors' Report; Consolidated Statements of Income for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001; Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002; Consolidated Statements of Stockholders' Equity for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001; Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001; Notes to Consolidated Financial Statements.


      2. Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

      3.  The exhibits filed as a part of this Annual  Report are listed in the exhibit index below.


   (b)    Reports on Form 8-K:

             The Company filed the following report on Form 8-K during the quarter ended February 1, 2003:

                   Date of Report                            Item(s) Reported
                   --------------                            ----------------
                     1/23/03                                 Item 5 and Item 7

   (c)    Exhibit Index.


EXHIBIT NUMBER
--------------

   3.1 Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Company for the Quarter ended May 1, 1999 filed on June 11, 1999.

   3.1.1 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 18, 1999. Incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Company for the Quarter ended May 1, 1999 filed on June 11, 1999.

   3.2 By-Laws of the Company. Incorporated by reference to Exhibit 3.2 to the Form 10-Q of the Company for the Quarter ended November 2, 1991 filed on December 17, 1991 (Registration No. 33-28522).

   4.1 Indenture, dated as of June 18, 1999, between the Company, Ann Taylor, and the Bank of New York, as Trustee relating to the Company's Convertible Subordinated Debentures due 2019. Incorporated by reference to Exhibit 4.01 to the Registration Statement of the Company filed on September 13, 1999 (Registration No. 333-86955).

                                       24
================================================================================

EXHIBIT NUMBER
--------------

   4.2 Registration Rights Agreement, dated as of June 18, 1999, between the Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith and Banc America Securities LLC. Incorporated by reference to Exhibit 4.02 to the Registration Statement of the Company filed on September 13, 1999 (Registration No. 333-86955).

   4.3    Rights  Agreement,  dated  as of May  18,  2000,  between  AnnTaylor
             Stores   Corporation  and  Continental   Stock  Transfer  &  Trust
             Company. Incorporated by reference to Exhibit 4 of Form 8-K of the Company filed on May 23, 2000.

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

                                       25
================================================================================

EXHIBIT NUMBER
--------------

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

  +10.3    The AnnTaylor  Stores  Corporation  1992 Stock Option and Restricted
             Stock and Unit Award Plan, Amended and Restated as of February 23, 1994 ("1992 Plan"). Incorporated by reference to Exhibit
             10.15 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

  +10.3.1  Amendment  to the  AnnTaylor  Stores  Corporation  1992  Plan,  as
             approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of the Company for the Quarter ended August 2, 1997 filed on September 12, 1997.

  +10.3.2  Amendment to the AnnTaylor  Stores  Corporation 1992 Plan dated as of January 16, 1998. Incorporated by reference to Exhibit 10 of Form 8-K of the Company filed on March 12, 1998.

  +10.3.3  Amendment to the AnnTaylor  Stores  Corporation 1992 Plan dated as of May 12, 1998. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of the Company for the Quarter ended April 2, 1998 filed on June 16, 1998.

  +10.3.4  Amendment to the AnnTaylor  Stores  Corporation 1992 Plan dated as of March 10, 2000. Incorporated by reference to Exhibit 10.8.4 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

 *+10.4    The AnnTaylor  Stores  Corporation  2000 Stock Option and Restricted
             Stock Award Plan (the "2000 Plan").

  +10.4.1  First  Amendment  to the 2000  Plan,  adopted  January  29,  2002.
             Incorporated by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.

  +10.5    AnnTaylor Stores  Corporation 2002 Stock Option and Restricted Stock
             and Unit Award Plan. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.

  +10.6    AnnTaylor  Stores  Corporation   Amended  and  Restated   Management
             Performance Compensation Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.16 to the Form 10-Q of the Company for the Quarter ended August 2, 1997 filed on September 12, 1997.

  +10.6.1  Amendment  to  the  AnnTaylor  Stores   Corporation   Amended  and
             Restated Management Performance Compensation Plan dated as of March 12, 1998. Incorporated by reference to Exhibit 10.17.1 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.


                                       26
================================================================================

EXHIBIT NUMBER
--------------

  +10.6.2  Amendment  to  the  AnnTaylor  Stores   Corporation   Amended  and
             Restated Management Performance Compensation Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.9.2 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

  +10.7  AnnTaylor Stores Corporation  Deferred  Compensation Plan ("Deferred
             Compensation Plan"). Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

  +10.7.1  Amendment  to the  Deferred  Compensation  Plan as approved by the
             Board of Directors on August 11, 1995. Incorporated by reference to Exhibit 10.33.1 to the Form 10-Q of the Company for the Quarter ended July 29, 1995 filed on September 11, 1995.

  +10.7.2  Amendment  to the  Deferred  Compensation  Plan,  effective  as of
             January 1, 2002. Incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.

   10.8 Amended and Restated Credit Agreement, dated as of April 30, 2001, among AnnTaylor, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, The CIT Group/Business Credit, Inc., Firstar Bank, N.A., and Transamerica Business Capital Corporation, as Co-Agents, The Chase Manhattan Bank and First Union National Bank, as Syndication Agents, Fleet National Bank, as Documentation Agent, and Bank of America, N.A., The Chase Manhattan Bank, and First Union National Bank, as Issuing Banks and the Lenders from time to time party thereto. Incorporated by reference to Exhibit 10.18 to the Form 10-Q of the Company for the Quarter ended May 5, 2001 filed on June 18, 2001.

   10.8.1 Amendment No. 1 to Credit Agreement, dated as of December 20, 2001, by and among AnnTaylor, Inc., the Guarantors and Bank of America, N.A., as Administrative Agent for each of the Lenders pursuant to the Credit Agreement. Incorporated by reference to
             Exhibit 10.1 on Form 8-K of the Company filed on January 10, 2002.

   10.8.2 Amendment No. 2 to the Credit Agreement, dated as of August 29, 2002, by and among AnnTaylor, Inc., the Guarantors and Bank of America, N.A., as Administrative Agent for each of the Lenders pursuant to the Credit Agreement. Incorporated by reference to
             Exhibit  10.1 on Form 8-K of the  Company  filed on  September  4,
             2002.

  +10.9  AnnTaylor Stores Corporation  Long-Term Cash Incentive  Compensation
             Plan, as approved by stockholders on June 17, 1998. Incorporated by reference to Exhibit A to the Proxy Statement dated May 1, 1998 filed on May 6, 1998.

  +10.9.1  Amendment  to the  AnnTaylor  Stores  Corporation  Long-Term  Cash
             Incentive   Compensation   Plan,  dated  as  of  March  10,  2000.
             Incorporated by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

  +10.10   AnnTaylor Stores  Corporation  Special Severance Plan, dated as of
             March 10, 2000. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

                                       27
================================================================================

EXHIBIT NUMBER
--------------

   +10.11   Employment  Agreement  dated as of  February  1,  1994  between  the
             Company and Sally  Frame  Kasaks.  Incorporated  by  reference  to
             Exhibit 10.8 to the Form 10-Q of the Company for the Quarter ended October 29, 1994 filed on December 12, 1994.

   +10.12   Employment  Agreement,  dated as of January  29,  2002,  between the
             Company and J.  Patrick  Spainhour.  Incorporated  by reference to
             Exhibit 10.5 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.

   +10.13   Employment  Agreement,  dated  as of March 7,  2001,  between  the
             Company and Barry Erdos ("Erdos Agreement"). Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Company filed on April 5, 2001.

   +10.13.1 Amendment,  dated  as of June 1,  2001,  to the  Erdos  Agreement.
             Incorporated by reference to Exhibit 10.17.1 to the Form 10-Q of the Company for the Quarter ended May 5, 2001 filed on June 18, 2001.

   +10.13.2 Amendment  No. 2,  dated as of  November  25,  2001,  to the Erdos
             Agreement. Incorporated by reference to Exhibit 10.19.2 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.

   +10.14   Employment  Agreement,  dated  as of April  24,  2001,  between  the
             Company and Kim Roy ("Roy Agreement"). Incorporated by reference to Exhibit 10.19 to the Form 10-Q of the Company for the Quarter ended May 5, 2001 filed on June 18, 2001.

   +10.14.1 Amendment  No.  1,  dated  as of  November  25,  2001  to the  Roy
             Agreement. Incorporated by reference to Exhibit 10.20.1 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.

   +10.15   Employment  Agreement,  dated as of May 3, 2001, between the Company and Katherine Lawther Krill ("Krill Agreement"). Incorporated by reference to Exhibit 10.20 to the Form 10-Q of the Company for the Quarter ended May 5, 2001 filed on June 18, 2001.

   +10.15.1 Amendment  No. 1,  dated as of  November  25,  2001,  to the Krill
             Agreement. Incorporated by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.

   *14      Business Conduct Guidelines.

   *21      Subsidiaries of the Company.

   *23      Consent of Deloitte & Touche LLP.

   *99.1    Certification of chief executive  officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   *99.2    Certification of chief financial  officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed electronically herewith.
+  Management contract or compensatory plan or arrangement.

                                       28
================================================================================

                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ANNTAYLOR STORES CORPORATION


                                     By: /s/J. Patrick Spainhour
                                         ---------------------------
                                            J. Patrick Spainhour
                                            Chairman and Chief Executive Officer

Date: March 14, 2003
      --------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/    J. Patrick Spainhour   Chairman, Chief Executive         March 14, 2003
---------------------------      Officer and Director           --------------
       J. Patrick Spainhour                                         Date


/s/    Barry Erdos            Senior Executive Vice President,  March 14, 2003
---------------------------    Chief Operating Officer          --------------
       Barry Erdos             and Director                         Date


/s/    James M. Smith         Senior Vice President,           March 14, 2003
---------------------------    Chief Financial Officer          --------------
       James M. Smith          and Treasurer                        Date


/s/    Sallie A. DeMarsilis   Vice President and Controller    March 14, 2003
---------------------------                                    --------------
       Sallie A. DeMarsilis                                         Date


/s/    Gerald S. Armstrong    Director                         March 14, 2003
---------------------------                                    --------------
       Gerald S. Armstrong                                          Date


/s/    James J. Burke, Jr.     Director                         March 14, 2003
---------------------------                                    --------------
       James J. Burke, Jr.                                          Date


/s/    Wesley E. Cantrell      Director                         March 14, 2003
---------------------------                                    --------------
       Wesley E. Cantrell                                           Date


/s/    Robert C. Grayson      Director                         March 14, 2003
---------------------------                                    --------------
       Robert C. Grayson                                            Date


/s/    Ronald W. Hovsepian    Director                         March 14, 2003
---------------------------                                    --------------
       Ronald W. Hovsepian                                          Date


/s/    Rochelle B. Lazarus    Director                         March 14, 2003
---------------------------                                    --------------
       Rochelle B. Lazarus                                          Date


/s/    Hanne M. Merriman      Director                         March 14, 2003
---------------------------                                    --------------
       Hanne M. Merriman                                            Date

================================================================================

                                 CERTIFICATION
                                 -------------



I, J. Patrick Spainhour, certify that:

1. I have reviewed this annual report on Form 10-K of AnnTaylor Stores Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:     March 14, 2003               /s/J. Patrick Spainhour
          --------------               -----------------------
                                          J. Patrick Spainhour
                                          Chairman and Chief Executive
                                          Officer

                                       30
================================================================================

                                 CERTIFICATION
                                 -------------



I, James M. Smith, certify that:

1. I have reviewed this annual report on Form 10-K of AnnTaylor Stores Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 14, 2003                  /s/ James M. Smith
       --------------                  ------------------
                                           James M. Smith
                                           Senior Vice President,
                                           Chief Financial Officer and
                                           Treasurer

================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------




                                                          PAGE NO.
                                                          --------

Independent Auditors' Report.............................    33

Consolidated Financial Statements:

     Consolidated Statements of Income for
       the fiscal years ended
       February 1, 2003, February 2, 2002
       and February 3, 2001..............................    34

     Consolidated Balance Sheets as of
       February 1, 2003 and February 2, 2002.............    35

     Consolidated Statements of Stockholders'
       Equity for the fiscal years ended
       February 1, 2003, February 2, 2002
       and February 3, 2001.............................     36

     Consolidated Statements of Cash Flows
       for the fiscal years ended
       February 1, 2003, February 2, 2002
       and February 3, 2001.............................     37

     Notes to Consolidated Financial Statements.........     38

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at February 1, 2003 and February 2, 2002 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.


/s/  DELOITTE & TOUCHE LLP


Deloitte & Touche LLP
New York, New York
February 28, 2003

================================================================================

                           ANNTAYLOR STORES CORPORATION
                           ----------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
         FOR THE FISCAL YEARS ENDED FEBRUARY 1, 2003, FEBRUARY 2, 2002 AND
                               FEBRUARY 3, 2001






                                         FISCAL YEARS ENDED
                                ---------------------------------------
                                 FEBRUARY 1,   FEBRUARY 2,  FEBRUARY 3,
                                    2003           2002        2001
                                 ----------   ----------   ----------
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales ....................   $1,380,966   $1,299,573   $1,232,776

Cost of sales ................      633,473      651,808      622,036
                                 ----------   ----------   ----------
Gross margin .................      747,493      647,765      610,740
Selling, general and
    administrative expenses ..      612,479      576,584      501,460
Amortization of goodwill .....         --         11,040       11,040
                                 ----------   ----------   ----------
Operating income .............      135,014       60,141       98,240
Interest income ..............        3,279        1,390        2,473
Interest expense .............        6,886        6,869        7,315
                                 ----------   ----------   ----------
Income before income taxes ...      131,407       54,662       93,398
Income tax provision .........       51,249       25,557       41,035
                                 ----------   ----------   ----------
    Net income ...............   $   80,158   $   29,105   $   52,363
                                 ==========   ==========   ==========


    Basic earnings per share..   $     1.81   $     0.67   $     1.22
                                 ==========   ==========   ==========
    Diluted earnings per share   $     1.72   $     0.67   $     1.17
                                 ==========   ==========   ==========




          See accompanying notes to consolidated financial statements.

================================================================================

                          ANNTAYLOR STORES CORPORATION
                          ----------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     FEBRUARY 1, 2003 AND FEBRUARY 2, 2002





                                                      FEBRUARY 1,    FEBRUARY 2,
                                                          2003           2002
                                                      ----------    -----------
                       ASSETS                            (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
Current assets
  Cash and cash equivalents .......................   $  212,821    $    30,037
  Accounts receivable, net ........................       10,367         65,598
  Merchandise inventories .........................      185,484        180,117
  Prepaid expenses and other current assets........       46,599         50,314
                                                      ----------    -----------
      Total current assets ........................      455,271        326,066
Property and equipment, net .......................      247,115        250,735
Goodwill, net .....................................      286,579        286,579
Deferred financing costs, net .....................        4,170          5,044
Other assets ......................................       17,691         14,742
                                                      ----------    -----------
      Total assets ................................   $1,010,826    $   883,166
                                                      ==========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ................................   $   57,058    $    52,011
  Accrued salaries and bonus ......................       27,567         12,121
  Accrued tenancy .................................       10,808         10,151
  Gift certificates and merchandise
         credits redeemable .......................       25,637         21,828
  Accrued expenses ................................       30,125         37,907
  Current portion of long-term debt ...............          ---          1,250
                                                      ----------    -----------
      Total current liabilities ...................      151,195        135,268
Long-term debt, net ...............................      121,652        118,280
Deferred lease costs and other liabilities ........       23,561         17,489

Stockholders' equity
  Common stock, $.0068 par value;
    120,000,000 shares authorized;
    48,932,860 and 48,275,957
    shares issued, respectively ...................          332            328
  Additional paid-in capital ......................      500,061        484,582
  Retained earnings ...............................      296,113        218,600
  Deferred compensation on restricted stock .......       (3,968)        (9,296)
                                                      ----------    -----------
                                                         792,538        694,214
      Treasury stock, 4,050,972 and
         4,210,232 shares
         respectively, at cost ....................      (78,120)       (82,085)
                                                      ----------    -----------
      Total stockholders' equity ..................      714,418        612,129
                                                      ----------    -----------
      Total liabilities and stockholders' equity ..   $1,010,826    $   883,166
                                                      ==========    ===========




            See accompanying notes to consolidated financial statements.


                                       35
================================================================================

                          ANNTAYLOR STORES CORPORATION
                          ----------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
        FOR THE FISCAL YEARS ENDED FEBRUARY 1, 2003, FEBRUARY 2, 2002 AND
                                FEBRUARY 3, 2001
                                 (IN THOUSANDS)


                                          COMMON STOCK      ADDITIONAL               RESTRICTED            TREASURY
                                       ------------------    PAID-IN    RETAINED       STOCK          -------------------
                                       SHARES      AMOUNT    CAPITAL    EARNINGS       AWARDS         SHARES      AMOUNT
                                       ------   ---------   ---------   --------     ---------        -----    ---------
Balance at January 29, 2000 .....      47,397   $     322   $ 470,307   $137,623    $  (2,246)       4,542    $ (90,384)
Net income ......................         ---         ---         ---     52,363          ---          ---          ---
Exercise of stock options and
   related tax benefit ..........         165           1       2,912        ---          ---          ---          ---
Activity related to common
   stock issued as employee
   incentives ...................          27        --           144        ---          523          (24)         434
Issuance of common stock pursuant
   to Associate Discount Stock
   Purchase Plan ................         162           1       2,030         (1)         ---          ---          ---
                                       ------   ---------   ---------   --------     ---------        -----    ---------

Balance at February 3, 2001 .....      47,751         324     475,393    189,985       (1,723)       4,518      (89,950)
Net income ......................         ---         ---         ---     29,105          ---          ---          ---
Exercise of stock options and
   related tax benefit ..........         264           2       4,535       (431)         ---          (57)       1,386
Activity related to common
   stock issued as employee
   incentives ...................         156           1       2,941        (59)      (7,573)        (251)       6,479
Issuance of common stock pursuant
   to Associate Discount Stock
   Purchase Plan ................         105           1       1,713        ---          ---          ---          ---
                                       ------   ---------   ---------   --------     ---------        -----    ---------

Balance at February 2, 2002 .....      48,276         328     484,582    218,600       (9,296)       4,210      (82,085)
Net income ......................         ---         ---         ---     80,158          ---          ---          ---
Exercise of stock options and
   related tax benefit ..........         387           2       9,504     (2,768)         ---         (314)       8,039
Activity related to common
   stock issued as employee
   incentives ...................         142           1       3,616        123        5,328          155       (4,074)
Issuance of common stock pursuant
   to Associate Discount Stock
   Purchase Plan ................         128           1       2,359        ---          ---          ---          ---
                                       ------   ---------   ---------   --------     ---------       -----    ---------
Balance at February 1, 2003 .....      48,933   $     332   $ 500,061   $296,113    $  (3,968)       4,051    $ (78,120)
                                       ======   =========   =========   ========     =========       =====    =========






              See accompanying notes to consolidated financial statements.


                                       36
================================================================================

                          ANNTAYLOR STORES CORPORATION
                          ----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
        FOR THE FISCAL YEARS ENDED FEBRUARY 1, 2003, FEBRUARY 2, 2002 AND
                                FEBRUARY 3, 2001

                                                                    FISCAL YEARS ENDED
                                                         --------------------------------------------
                                                         FEBRUARY 1,    FEBRUARY 2,       FEBRUARY 3,
                                                             2003         2002                2001
                                                         ---------      ---------         ---------
                                                                        (IN THOUSANDS)
Operating activities:
   Net income ........................................   $  80,158    $  29,105           $  52,363
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Amortization of deferred compensation .........       5,931        1,841               1,133
       Amortization of goodwill ......................         ---       11,040              11,040
       Deferred income taxes .........................      12,008       (5,115)             (3,863)
       Depreciation and amortization .................      47,687       43,529              35,033
       Gain on sale of proprietary credit card .......      (2,095)         ---                 ---
       Loss on disposal and write-down of property
           and equipment .............................       1,384        9,483               1,884
       Non-cash interest .............................       4,261        4,140               4,247
       Provision for loss on accounts receivable .....         ---        1,443               1,154
       Tax benefit from exercise of stock options ....       3,548          981                 797
       Changes in assets and liabilities:
         Accounts receivable .........................        (475)      (8,750)               (457)
         Merchandise inventories .....................      (5,367)      (9,486)            (30,605)
         Prepaid expenses and other current assets ...        (898)       6,948
                                                                                            (12,106)
         Other non-current assets and liabilities, net      (4,272)      (2,303)             (3,918)
         Accounts payable and accrued expenses .......      17,177       (4,277)             20,721
                                                         ---------    ---------           ---------
   Net cash provided by operating activities .........     159,047       78,579              77,422
                                                         ---------    ---------           ---------
Investing activities:
   Proceeds from sale of proprietary credit card .....      57,800          ---                 ---
   Purchases of property and equipment ...............     (45,450)     (83,693)            (83,310)
                                                         ---------    ---------           ---------
   Net cash provided (used) by investing activities ..      12,350      (83,693)            (83,310)
                                                         ---------    ---------           ---------
Financing activities:
   Issuance of common stock pursuant to Associate
    Discount Stock Purchase Plan .....................       2,359        1,714               2,030
   Payment of financing costs ........................         (15)      (1,583)                (45)
   Payments on mortgage ..............................      (1,250)      (1,401)             (1,300)
   Proceeds from exercise of stock options ...........      10,293        4,459               2,084
                                                         ---------    ---------           ---------
   Net cash provided by financing activities .........      11,387        3,189               2,769
                                                         ---------    ---------           ---------
Net increase (decrease) in cash ......................     182,784       (1,925)             (3,119)
Cash, beginning of year ..............................      30,037       31,962              35,081
                                                         ---------    ---------           ---------
Cash, end of year ....................................   $ 212,821    $  30,037           $  31,962
                                                         =========    =========           =========
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest ............   $   1,307    $   2,504           $   2,418
                                                         =========    =========           =========
   Cash paid during the year for income taxes ........   $  40,088    $  19,170           $  43,393
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

================================================================================

                          ANNTAYLOR STORES CORPORATION
                          ----------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold principally under the Ann Taylor and Ann Taylor Loft brand names. Its principal market consists of the United States. The Company sells its products through traditional retail stores and over the Internet through its Online Store.


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


REVENUE RECOGNITION

      The  Company  records  revenue as  merchandise  is sold to  clients.  The
Company's policy with respect to gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability. Amounts related to shipping and handling billed to clients in a sales transaction are classified as revenue and the costs related to shipping product to clients (billed and unbilled) are classified as cost of goods sold. Reserves for estimated discounts, returns and allowances are provided when sales are recorded.


CASH AND CASH EQUIVALENTS

      Cash and short-term highly liquid investments with original maturity dates of three months or less are considered cash or cash equivalents.


MERCHANDISE INVENTORIES

      Merchandise inventories are valued at the lower of average cost or market, at the individual item level.


                                       38
================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COST OF SALES

      Cost of sales is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third party suppliers to the Company's distribution center.


STORE PRE-OPENING COSTS

      Non-capital expenditures, such as advertising and payroll costs incurred prior to the opening of a new store are charged to expense in the period they are incurred.


PROPERTY AND EQUIPMENT

      Property  and   equipment   are  recorded  at  cost.   Depreciation   and
amortization  are  computed  on  a  straight-line   basis  over  the  following
estimated useful lives:

     Building............................40 years
     Leasehold improvements..............3-10 years or term of lease, if shorter
     Furniture, fixtures and equipment...2-10 years
     Software............................5 years


DEFERRED RENT OBLIGATIONS

      Rent expense under non-cancelable operating leases with scheduled rent increases and landlord incentives is accounted for on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred liability.


DEFERRED FINANCING COSTS

      Deferred financing costs are being amortized using the interest method over the term of the related debt. Accumulated amortization at February 1, 2003 and February 2, 2002 was $4,458,000 and $3,569,000, respectively.


FINANCE SERVICE CHARGE INCOME

      Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $1,820,000, $9,354,000 and $8,614,000 in Fiscal 2002, Fiscal 2001, and
Fiscal 2000, respectively.

      On February 4, 2002, the Company sold its proprietary credit card portfolio to World Financial Network National Bank. The associated gain of $2,095,000 is reported in selling, general and administrative expenses in the Consolidated Statements of Income. In connection with the sale, the Company contracted with Alliance Data Systems ("ADS") to provide private label credit card services to proprietary Ann Taylor credit card clients. ADS pays the Company a percentage of all collected finance charges.

================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND OTHER LONG-LIVED ASSETS

     The Company acquired Ann Taylor in a leveraged buyout in 1989. As a result of that transaction, $380,250,000, representing the excess of the allocated purchase price over the fair value of the Company's net assets, was recorded as goodwill and has been amortized on a straight-line basis through the end of
Fiscal 2001 using an assumed 40 year life. In addition, as a result of the September 1996 acquisition of the operations that became the Company's sourcing division, the Company recorded goodwill of $38,430,000 that has been amortized on a straight-line basis through the end of Fiscal 2001 using an assumed 25 year life. The Company adopted Statement of Financial Accounting Standards ('"SFAS"') No. 142, "Goodwill and Other Intangible Assets" on February 3, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment. The Company performed impairment testing which considered the Company's net discounted future cash flows to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill was necessary, and concluded that there was no such impairment loss at February 1, 2003. This will be reevaluated annually, or more frequently if necessary, using similar testing. In the case of long-lived tangible assets, if the undiscounted future cash flows related to the long-lived assets are less than the assets' carrying value, a similar impairment charge would be considered. Management's estimate of future cash flows is based on historical experience, knowledge, and market data.

     Net Income and earnings per share for Fiscal 2001 and Fiscal 2000, adjusted to exclude the after-tax effect of goodwill amortization, are as follows:

                                                       FISCAL YEARS ENDED
                                                    ------------------------
                                                    FEBRUARY 2,  FEBRUARY 3,
                                                       2002         2001
                                                      -------       -------
                                                     (IN THOUSANDS, EXCEPT
                                                       PER SHARE AMOUNTS)

Reported net income ..........................       $29,105       $52,363
Goodwill amortization ........................        10,645        10,642
                                                     -------       -------
Adjusted net income ..........................       $39,750       $63,005
                                                     =======       =======

Basic earnings per share:
 As reported .................................       $  0.67       $  1.22
 Goodwill amortization .......................          0.25          0.25
                                                     -------       -------
 Adjusted basic earnings per share ...........       $  0.92       $  1.47
                                                     =======       =======

Diluted earnings per share:
 As reported .................................       $  0.67       $  1.17
 Goodwill amortization .......................          0.23          0.23
                                                     -------       -------
 Adjusted diluted earnings per share .........       $  0.90       $  1.40
                                                     =======       =======



ADVERTISING

      Costs associated with the production of advertising, such as printing and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first takes place. Costs of direct mail catalogs and postcards are expensed when the advertising arrives in clients' homes. Advertising costs were $30,600,000, $34,000,000 and $32,000,000 in
Fiscal 2002, 2001 and 2000, respectively.


                                       40
================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED AWARDS

      The Company accounts for stock-based awards and employees' purchase rights under the Stock Purchase Plan using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards granted at fair market value and employees' purchase rights under the Associate Discount Stock Purchase Plan (see Note 8). Had compensation costs of option awards and employees' purchase rights been determined under a fair value alternative method as stated in SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", the Company would have been required to prepare a fair value model for such options and employees' purchase rights, and record such amount in the consolidated financial statements as compensation expense. Restricted stock awards result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of stockholders' equity and is amortized to operating expenses over the vesting period of the stock award. Pro forma stock based employee compensation costs, net income and earnings per share, as they would have been recognized if the fair value method had been applied to all awards, are presented in the table below. See Note 8 for the weighted average assumptions used in determining the fair value of option grants.

                                               FISCAL YEARS ENDED
                                       ---------------------------------------
                                       FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                          2003          2002           2001
                                       ----------    ----------    ----------
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income:
  As reported ......................   $   80,158    $   29,105    $   52,363
  Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of
    related tax effects ............       (3,790)       (3,514)       (2,535)
                                       ----------    ----------    ----------
  Pro forma ........................   $   76,368    $   25,591    $   49,828
                                       ==========    ==========    ==========


Basic earnings per share:
  As reported ......................   $     1.81    $     0.67    $     1.22
                                       ==========    ==========    ==========
  Pro forma ........................   $     1.73    $     0.59    $     1.16
                                       ==========    ==========    ==========
Diluted earnings per share:
  As reported ......................   $     1.72    $     0.67    $     1.17
                                       ==========    ==========    ==========
  Pro forma ........................   $     1.64    $     0.59    $     1.12
                                       ==========    ==========    ==========


 DEFERRED COMPENSATION

      Restricted stock awards result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of stockholders' equity and is amortized to operating expenses over the vesting period of the stock award.


INCOME TAXES

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets will be realized in the future.


                                       41
================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

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


SEGMENTS

      The Company's brands have been aggregated into one reportable segment, given the similarity of the economic characteristics between the operations represented by its brands.


COMPREHENSIVE INCOME

      SFAS No. 130, "Comprehensive Income", requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners. For all years presented, there are no material items requiring separate disclosure in accordance with this statement.


RECLASSIFICATION

      Certain Fiscal 2001 and Fiscal 2000 amounts have been reclassified to conform to the Fiscal 2002 presentation.


RECENT ACCOUNTING PRONOUNCEMENTS

      Effective February 3, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced by periodic tests for impairment within six months of the date of adoption, and then on a periodic basis thereafter. Based on the impairment testing performed in February 2003, management determined that there was no impairment loss related to the net carrying value of the Company's recorded goodwill.

      In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 has not had a significant impact on the Company's consolidated financial statements.

================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      In  August  2001,  the FASB  issued  SFAS No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets". This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, other than goodwill, including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has determined that the adoption of SFAS No. 144 has had no impact on the Company's consolidated financial statements.

      In  April  2002,  the  FASB  issued  SFAS No.  145,  "Rescission  of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 will have no immediate impact on the Company's consolidated financial statements, but will evaluate in future periods the classification of any debt extinguishment costs in accordance with APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF No. 94-3, and is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 during the fourth quarter of Fiscal 2002 with no material impact on the Company's consolidated financial statements.

      In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". FASB Statement No. 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB Statement No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years ending after December 15, 2002. The Company has considered the optional fair value method accounting allowed under SFAS No. 148 and has elected to continue using the intrinsic value method under which no compensation costs have been recognized for stock based compensation. The Company has adopted the amended disclosure requirements of SFAS No. 148. Pro forma net income and earnings per share as if the fair value based method had been applied are presented in Note 1 of the Consolidated Financial Statements above.

                                       43
================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, and clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability equal to the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements issued after December 15, 2002. The Company adopted FIN No. 45 during the fourth quarter of Fiscal 2002 with no material impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after that date. For variable interest entities created before January 31, 2003, the provisions of this interpretation are effective July 1, 2003. Management is currently evaluating the provisions of this interpretation, and does not believe that it will have a significant impact on the Company's consolidated financial statements.


2.  LONG-TERM DEBT

      The following table summarizes long-term debt outstanding at February 1, 2003 and February 2, 2002:

                                 FEBRUARY 1, 2003     FEBRUARY 2, 2002
                               -------------------  --------------------
                               CARRYING  ESTIMATED  CARRYING  ESTIMATED
                                AMOUNT   FAIR VALUE  AMOUNT   FAIR VALUE
                               -------    -------    -------    -------
                                            (IN THOUSANDS)
Mortgage ..................   $    ---   $    ---   $  1,250   $  1,250
Convertible Debentures, net    121,652    122,810    118,280    115,084
                               -------    -------    -------    -------
       Total debt .........    121,652    122,810    119,530    116,334
Less current portion ......       --         --        1,250      1,250
                               -------    -------    -------    -------
       Total long-term debt   $121,652   $122,810   $118,280   $115,084
                              ========   ========   ========   ========

      In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", the Company determined the estimated fair value of its financial instruments using quoted market information, as available. As judgment is involved, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

                                       44
================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------


2.  LONG-TERM DEBT (CONTINUED)

      On April 30, 2001, Ann Taylor entered into an Amended and Restated $175,000,000 senior secured revolving Credit Facility (the "Credit Facility") with Bank of America N.A. and a syndicate of lenders. This Credit Facility was amended on December 20, 2001 and on August 29, 2002 to adjust certain ratio provisions, and amend certain definitions used in the calculation of ratios required in the Credit Facility. The Credit Facility matures on April 29, 2004.

      Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at February 1, 2003 was $175,000,000. Commercial and standby letters of credit outstanding under the Credit Facility as of February 1, 2003 were approximately $97,114,000. Loans outstanding under the Credit Facility at any time may not exceed $75,000,000. In addition, the Credit Facility requires that the outstanding loan balance be reduced to zero for a 30-day period each calendar year. There were no loans outstanding at any time during fiscal 2002.

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

      During Fiscal 1999, the Company completed the issuance of an aggregate of $199,072,000 principal amount at maturity of its Convertible Subordinated Debentures due 2019 ("Convertible Debentures"). The Convertible Debentures were sold at an original issue price of $552.56 per $1,000 principal amount at maturity of Debenture. Cash interest is payable on the principal amount at maturity of the Convertible Debentures at the rate of 0.55% per annum. This interest rate and the accrual of original issue discount represent a yield to maturity on the Convertible Debentures of 3.75%. The Convertible Debentures are convertible at the option of the holders thereof initially into 18.117 shares of the Company's common stock per $1,000 principal amount at maturity of Debenture. The Convertible Debentures may be redeemed at the Company's option on or after June 18, 2004. In addition, the Company is obligated to purchase on specified purchase dates, beginning June 18, 2004 and each five years thereafter, at specified Put Prices plus accrued cash interest to the purchase date, any outstanding Convertible Debentures for which a written notice has been received from the holder. The Company's obligations with respect to the Convertible Debentures are guaranteed on a subordinated basis by Ann Taylor.

      During Fiscal 2002, the seven year mortgage loan related to the Company's distribution center land and building in Louisville, Kentucky was paid in full. Ann Taylor and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., were parties to the $7,000,000 seven-year mortgage loan.

                                       45
================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------


3.  PREFERRED SECURITIES

      In April and May of Fiscal 1996, the Company completed the sale of an aggregate of $100,625,000 of 8-1/2% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities (the "preferred securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the
"Trust"). On June 29, 1999, the Trust redeemed all of the outstanding preferred securities. All but $100,000 of the liquidation amount of the preferred securities was tendered for conversion into an aggregate of 7,675,076 shares of Company common stock prior to the redemption date, at a conversion price of $13.10 per share of common stock, or 3.817 shares of common stock per $50 liquidation amount of the security. Holders of preferred securities that were not tendered for conversion received 105.95% of the liquidation amount of the preferred securities redeemed, plus accrued distributions.


4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

      As a result of the February 2002 sale of the Company's proprietary credit card portfolio, as further described in Note 1, the Company no longer maintains an allowance for doubtful accounts, since the balance in accounts receivable at February 1, 2003 represents credit card accounts receivable due from third-party processors. A summary of activity in the allowance for doubtful accounts for the fiscal years ended February 2, 2002 and February 3, 2001 is as follows:

                                              FISCAL YEARS ENDED
                                      -----------------------------------
                                      FEBRUARY 2, 2002   FEBRUARY 3, 2001
                                      ----------------   ----------------
                                                   (IN THOUSANDS)
Balance at beginning of year ............   $   621          $   666
Provision for loss on accounts receivable     1,443            1,154
Accounts written off ....................    (1,501)          (1,199)
                                             ------           ------
Balance at end of year ..................   $   563          $   621
                                             ======           ======

5.  COMMITMENTS AND CONTINGENCIES

LEASES

      The Company occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Some leases also contain early termination options, which can be exercised by the Company under specific conditions. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. In addition, most of the leases require payment of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments shown below.

      Future minimum lease payments under non-cancelable operating leases as of February 1, 2003 are as follows:

      FISCAL YEAR                            (IN THOUSANDS)
      ------------
       2003.................................. $   145,759
       2004..................................     144,982
       2005..................................     136,510
       2006..................................     115,689
       2007..................................     106,621
       2008 and thereafter...................     386,832
                                              -----------
       Total................................. $ 1,036,393
                                              ===========

================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------



5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES (CONTINUED)

      Rent expense for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 was as follows:

                                                 FISCAL YEARS ENDED
                                     -------------------------------------------
                                     FEBRUARY 1,     FEBRUARY 2,   FEBRUARY  3,
                                         2003           2002            2001
                                       --------        --------      --------
                                                   (IN THOUSANDS)

Minimum rent .......................   $123,322        $107,858      $ 91,482
Percentage rent.....................      1,617           2,006         3,534
                                       --------        --------      --------
     Total .........................   $124,939        $109,864      $ 95,016
                                       ========        ========      ========


OTHER

      The  Company  is party to a  3-year  contract  for  services  to  provide training to store associates, and maintenance and support for related software. Payments under this contract total $6,500,000 in each of Fiscal 2003 and Fiscal 2004, and $5,000,000 in Fiscal 2005.

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


6.  NET INCOME PER SHARE

      Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options, conversion of all outstanding convertible securities and vesting of unvested restricted stock, if the effect is dilutive.

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

                                                              FISCAL YEARS ENDED
                              -------------------------------------------------------------------------------------------
                                    FEBRUARY 1, 2003                 FEBRUARY 2, 2002           FEBRUARY 3, 2001
                             ---------------------------       --------------------------   -------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    PER                             PER                         PER
                                                   SHARE                           SHARE                       SHARE
                              INCOME    SHARES     AMOUNT      INCOME     SHARES   AMOUNT   INCOME     SHARES  AMOUNT
                             -------    ------     -----       -------    ------   -----    -------    ------   -----
BASIC EARNINGS PER SHARE
------------------------
Income available
   to common stockholders    $80,158    44,248     $1.81       $29,105    43,325   $0.67    $52,363    42,912   $1.22

EFFECT OF DILUTIVE
SECURITIES
----------
Stock options and
   restricted stock ......       ---       447                     ---       336                ---       312
Convertible Debentures ...     2,848     3,606                     ---       ---              2,644     3,606
                             -------    ------                 -------    ------            -------    ------
DILUTED EARNINGS PER SHARE
--------------------------
Income available
   to common stockholders    $83,006    48,301     $1.72       $29,105    43,661   $0.67    $55,007    46,830   $1.17
                             =======    ======     =====       =======    ======   =====    =======    ======   =====


                                       47
================================================================================

                           ANNTAYLOR STORES CORPORATION
                           ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------


6.  NET INCOME PER SHARE (CONTINUED)

      Options to purchase 1,088,874, 3,113,160 and 1,440,510 shares of common stock were excluded from the above computations of weighted average shares for diluted earnings per share for Fiscal 2002, 2001 and 2000, respectively. This was due to the antidilutive effect of the options' exercise prices as compared to the average market price of the common shares during those periods. Additionally, conversion of the Convertible Debentures into common stock is excluded from the computation of diluted earnings per share for Fiscal 2001, due to the antidilutive effect of the conversion for that period.


7.  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                    FISCAL YEARS ENDED
                                                ---------------------------
                                                FEBRUARY 1,     FEBRUARY 2,
                                                   2003            2002
                                                  --------        --------
                                                      (IN THOUSANDS)
Land and building ............................   $ 10,040        $  9,415
Leasehold improvements .......................    171,404         161,210
Furniture and fixtures .......................    277,917         246,731
Construction in progress .....................     19,134          20,181
                                                 --------        --------
                                                  478,495         437,537
Less accumulated depreciation and amortization    231,380         186,802
                                                 --------        --------
    Net property and equipment ...............   $247,115        $250,735
                                                 ========        ========


8.  OTHER EQUITY AND STOCK INCENTIVE PLANS

COMMON STOCK

      In April 2002, the Company's Board of Directors approved a 3-for-2 stock split of the Company's common stock in the form of a stock dividend. One additional share of common stock for every two shares owned was distributed on May 20, 2002 to stockholders of record at the close of business on May 2, 2002. See Note 6 of the Consolidated Financial Statements for adjusted shares and per share data reflecting the issuance of additional shares in connection with the stock split.

PREFERRED STOCK

      At February 1, 2003, February 2, 2002 and February 3, 2001, there were 2,000,000 shares of preferred stock, par value $0.01, authorized and unissued.

REPURCHASE PROGRAM

      During the third quarter of Fiscal 1999, the Company's Board of Directors authorized a program under which the Company was authorized to purchase up to $40,000,000 of the Company's common stock and/or Convertible Debentures through open market purchases and/or in privately negotiated transactions. On January 10, 2000, the Board of Directors increased the amount of securities that could be purchased under the program to $90,000,000. As of January 29, 2000, 4,518,750 shares of the Company's common stock had been repurchased for an aggregate purchase price of $89,900,000 (exclusive of brokerage commissions), completing the securities repurchase program. All of the repurchased shares became treasury shares and may be used for general corporate or other purposes. No Convertible Debentures were purchased.

      In August 2002, the Company's Board of Directors authorized a $50 million securities repurchase program. The repurchase program is subject to


                                       48
================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------

8.  OTHER EQUITY AND STOCK INCENTIVE PLANS (CONTINUED)

REPURCHASE PROGRAM (CONTINUED)

compliance with the Company's revolving credit agreement. Pursuant to this program, purchases of shares of the Company's Common Stock and/or its Convertible Debentures due 2019 may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of Common Stock will become treasury shares and may be used for general corporate and other purposes. Repurchased Convertible Debentures will be cancelled. The Company repurchased 300,000 shares of its common stock during February 2003 in connection with this securities repurchase program, at a total cost of approximately $5,900,000.

ASSOCIATE DISCOUNT STOCK PURCHASE PLAN

      In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the "Stock Purchase Plan"). In Fiscal 2002, an additional 600,000 shares of the Company's common stock were reserved for issuance under the Stock Purchase Plan. Under the terms of the Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock semiannually, at a price equal to the lower of 85% of the closing price of the Company's common stock on the grant date or the purchase date of each semi-annual stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. During Fiscal
2002,  Fiscal  2001  and  Fiscal  2000,  79,320,  105,032  and  161,907  shares respectively were issued pursuant to the Stock Purchase Plan, at an average price per share of $19.94, $16.33 and $12.53, respectively. No shares of common stock were issued pursuant to the Stock Purchase Plan prior to Fiscal 2000. At February 1, 2003, there were 628,741 shares available for future issuance under this Stock Purchase Plan.


STOCK INCENTIVE PLANS

      In 1992 the Company established a stock option plan (the "1992 Plan"), which was amended and restated in 1994 to include restricted stock and unit awards. In Fiscal 2000, the Company established a stock option and restricted stock award plan (the "2000 Plan") and in Fiscal 2001, the Company established a stock option and restricted stock and unit award plan (the "2002 Plan"). Under the 2000 Plan, the number of shares of common stock as to which options and restricted stock may be granted from time to time may not exceed 1,500,000, of which no more than 375,000 may be granted as restricted stock. Under the 2002 Plan, the number of shares of common stock as to which options and restricted stock may be granted from time to time may not exceed 3,000,000 shares, of which no more than 525,000 may be granted as restricted stock. Each of the 1992, 2000 and 2002 Plans also includes an acceleration clause by which all options not exercisable by their terms will, upon the occurrence of certain events, become exercisable. At February 1, 2003, there were 2,633,437 shares reserved for issuance under the 1992 Plan, 1,128,739 shares reserved for issuance under the 2000 Plan, and 3,000,000 shares reserved for issuance under the 2002 Plan. Under the terms of all plans, the exercise price of any option may not be less than 100% of the fair market value of the common stock on the date of grant.

      Stock options granted prior to 1994 generally vest over a five year period, with 20% becoming exercisable immediately upon grant of the option and 20% per year for the next four years. Stock options granted since 1994 generally vest either (i) over a four year period, with 25% becoming exercisable on each of the first four anniversaries of the grant, or (ii) in seven or nine years with accelerated vesting upon the achievement of specified earnings or stock price targets within a five-year period. In general, stock options granted under all of the plans expire ten years from the date of grant. At February 1, 2003, there were no shares available for future grant under the 1992 Plan, 170,250 shares available for future grant under the 2000 Plan, and 1,388,250 shares available for future grant under the 2002 Plan.


                                       49
================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------



8.  OTHER EQUITY AND STOCK INCENTIVE PLANS (CONTINUED)

STOCK INCENTIVE PLANS (CONTINUED)


      The following table summarizes stock option transactions for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001:

                                                            WEIGHTED
                                                            AVERAGE     NUMBER
                                           OPTION PRICES     PRICE    OF SHARES
                                           -------------     -----    ---------

Options outstanding at January 29, 2000   $ 7.67 - $31.79   $21.32    2,698,022
  Granted .............................   $11.25 - $25.75   $15.81    1,306,350
  Exercised ...........................   $ 9.46 - $24.17   $12.81     (165,089)
  Canceled ............................   $ 9.46 - $29.87   $17.41     (454,790)
                                                                      ---------
Options outstanding at February 3, 2001   $ 7.67 - $31.79   $20.14    3,384,493
  Granted..............................   $16.69 - $25.30   $22.43    2,826,150
  Exercised............................   $ 9.46 - $23.59   $14.09     (320,355)
  Canceled.............................   $10.33 - $30.00   $20.62     (402,567)
                                                                      ---------
Options outstanding at February 2, 2002   $ 7.67 - $31.79   $21.65    5,487,721
  Granted..............................   $22.85 - $30.59   $27.98      180,000
  Exercised............................   $ 7.67 - $29.50   $16.01     (701,339)
  Canceled.............................   $14.00 - $29.50   $22.59     (504,962)
                                                                      ---------
Options outstanding at February 1, 2003   $ 7.67 - $31.79   $22.69    4,461,420
                                                                      =========


      Options for 1,792,177, 1,094,978 and 947,681 shares were exercisable as of February 1, 2003, February 2, 2002 and February 3, 2001, respectively, and had a weighted average exercise price of $23.03, $17.97 and $16.36 per share, respectively.

      The   following   table   summarizes   information   concerning   options
outstanding and exercisable at February 1, 2003:

                               OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                         ---------------------------------   ------------------
                                       WEIGHTED
                                       AVERAGE    WEIGHTED              WEIGHTED
                                       REMAINING   AVERAGE               AVERAGE
                            NUMBER   CONTRACTUAL  EXERCISE     NUMBER   EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING  LIFE(YEARS)  PRICE    EXERCISABLE   PRICE
------------------------  ----------- ----------- --------   ----------- -------
      $ 9.67 - $12.71       288,600     3.8        $10.93      284,850    $10.93
      $12.72 - $15.89       107,307     5.7        $14.29       76,182    $14.20
      $15.90 - $19.07     1,099,795     7.4        $17.08      208,798    $16.75
      $19.08 - $22.25       280,244     4.3        $20.67       90,994    $20.60
      $22.26 - $25.43     1,596,600     8.9        $25.22      362,737    $25.22
      $25.44 - $28.61       196,000     8.1        $27.21       65,250    $27.20
      $28.62 - $31.79       892,874     6.2        $29.52      703,366    $29.55
                          ---------     ---         -----    ---------     -----
      $ 9.67 - $31.79     4,461,420     7.3        $22.69    1,792,177    $23.03
                          =========     ===         =====    =========     =====


                                       50
================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------


8.  OTHER EQUITY AND STOCK INCENTIVE PLANS (CONTINUED)

STOCK INCENTIVE PLANS (CONTINUED)

      The weighted average fair values of options at their grant date during Fiscal 2002, 2001, and 2000, where the exercise price equaled the market price on the date of grant, were $15.95, $12.91, and $9.03, respectively.
The  estimated  fair  value  of each  option  grant  is  calculated  using  the
Black-Scholes option-pricing model, with the following weighted average assumptions:

                                             FISCAL YEARS ENDED
                            ----------------------------------------------------
                            FEBRUARY 1, 2003  FEBRUARY 2, 2002  FEBRUARY 3, 2001
                            ----------------  ----------------  ----------------
Expected volatility ........         74.7%          82.2%            69.7%
Risk-free interest rate.....          1.7%           5.6%             5.9%
Expected life (years).......          4.0            4.5              4.0
Dividend yield .............           --             --               --

      The 1992 Plan and 2002 Plan also include restricted stock and unit awards. A unit represents the right to receive the cash value of a share of common stock on the date the restrictions on the unit lapse. The restrictions on grants generally lapse over a four-year period from the date of the grant. In the event a grantee terminates employment with the Company, any restricted stock or restricted units remaining subject to restrictions are forfeited. During Fiscal 2000, 2001 and 2002, certain executives were awarded restricted common stock. The resulting unearned compensation expense, based upon the market value on the date of grants, was charged to stockholders' equity and is being amortized over the restricted period.

      The following table summarizes restricted stock activity and its impact on net income for the years ended February 1, 2003, February 2, 2002 and February 3, 2001.


                                                    FISCAL YEARS ENDED
                                          --------------------------------------
                                          FEBRUARY 1,   FEBRUARY 2,  FEBRUARY 3,
                                             2003          2002         2001
                                             -------      -------      -------
                                                  (DOLLARS IN THOUSANDS)

Shares outstanding - beginning of period     557,127      161,753      161,587
Shares granted .........................      36,150      481,500      192,750
Shares vested ..........................    (172,627)     (12,501)     (53,334)
Shares forfeited .......................     (15,375)     (73,625)    (139,250)
                                             -------      -------      -------
Shares outstanding - end of period .....     405,275      557,127      161,753
                                             =======      =======      =======
Compensation expense ...................   $   5,937    $   1,855    $   1,210
                                             =======      =======      =======

STOCKHOLDER RIGHTS PLAN

      On May 18, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan, pursuant to which Rights were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on May 30, 2000. As a result of the 3-for-2 split of the Company's common stock on May 20, 2002, each share of common stock now represents two-thirds of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the Voting Power of the Company as represented by the Company's common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Voting Power of the Company as represented by the Company's common stock, holders of the Rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $125 exercise price, shares of the Company's common stock or of any company into which the Company is merged having a value of $250. The Rights will expire on May 18, 2010.

                                       51
================================================================================

                            ANNTAYLOR STORES CORPORATION
                            ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------



9.  INCOME TAXES

      The provision for income taxes for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 consists of the following:

                                                   FISCAL YEARS ENDED
                                      ------------------------------------------
                                      FEBRUARY 1,      FEBRUARY 2,   FEBRUARY 3,
                                          2003            2002           2001
                                        -------         -------        -------
                                                     (IN THOUSANDS)
    Federal:
     Current.......................     $32,959         $27,492        $38,082
     Deferred......................      10,467          (4,359)        (3,047)
                                        -------         -------        -------
       Total federal...............      43,426          23,133         35,035
                                        -------         -------        -------
    State and local:
     Current.......................       5,726           2,589          6,476
     Deferred......................       1,569            (756)          (817)
                                        -------         -------        -------
       Total state and local.......       7,295           1,833          5,659
                                        -------         -------        -------
    Foreign:
     Current.......................         577             591            471
     Deferred......................         (49)            ---           (130)
                                        -------         -------        -------
       Total foreign...............         528             591            341
                                        -------         -------        -------
     Total.........................     $51,249         $25,557        $41,035
                                        =======         =======        =======


      The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 is as follows:


                                                   FISCAL YEARS ENDED
                                          -------------------------------------
                                          FEBRUARY 1,  FEBRUARY 2,   FEBRUARY 3,
                                              2003          2002          2001
                                          ---------     ---------     ---------
                                            (IN THOUSANDS, EXCEPT PERCENTAGES)

Income before income taxes .............. $ 131,407     $  54,662     $  93,398
Federal statutory rate ..................        35%           35%           35%
                                          ---------     ---------     ---------
Provision for income taxes
   at federal statutory rate ............ $  45,993     $  19,132     $  32,689
State and local income taxes,
   net of federal income tax benefit ....     5,364         2,916         4,751
Non-deductible amortization of goodwill .       ---         3,500         3,500
Earnings of foreign subsidiaries ........       (89)           29            78
Other ...................................       (19)          (20)           17
                                          ---------     ---------     ---------
Provision for income taxes .............. $  51,249     $  25,557     $  41,035
                                          =========     =========     =========



      The tax effects of significant items comprising the Company's deferred tax assets as of February 1, 2003 and February 2, 2002 are as follows:


                                          FEBRUARY 1, 2003  FEBRUARY 2, 2002
                                          ----------------  ----------------
                                                     (IN THOUSANDS)
    Current:
     Inventory............................      $ 5,585        $ 5,929
     Accrued expenses.....................        2,540          6,666
     Real estate..........................       (2,928)        (2,819)
                                                 ------         ------
    Total current.........................      $ 5,197        $ 9,776
                                                =======        =======
    Noncurrent:
     Accrued expenses.....................      $ 1,108        $   ---
     Depreciation and amortization........      (10,282)        (1,970)
     Rent expense.........................        6,950          6,057
     Other................................         (332)           765
                                                 ------         ------
    Total noncurrent......................      $(2,556)       $ 4,852
                                                =======        =======

                                       52
================================================================================

                            ANNTAYLOR STORES CORPORATION
                            ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------



9.  INCOME TAXES (CONTINUED)

      Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered permanently reinvested, which at February 1, 2003 amounted to approximately $7,008,000. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $2,161,000.


10. RETIREMENT PLANS

SAVINGS PLAN

      Ann Taylor maintains a defined contribution 401(k) savings plan for substantially all full-time employees of Ann Taylor and its subsidiaries. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. Ann Taylor makes a matching contribution of 50% with respect to the first 3% of each participant's annual earnings contributed to the plan. Ann Taylor's contributions to the plan for Fiscal 2002, Fiscal 2001 and Fiscal 2000 were $972,000, $950,000 and $792,000, respectively.


PENSION PLAN

      Substantially all full-time employees of the Company are covered under a noncontributory defined benefit pension plan, which calculates benefits based on a career average formula. The Company's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.

      The Company's funding obligations and liability under the terms of the plan are determined using certain actuarial assumptions, including a discount rate of 6.75% and an expected long-term rate of return on plan assets of 8.5%. The discount rate selected was determined based on the change in the Moody's Aa corporate bond yields, which have decreased by 59 basis points over the course of Fiscal 2002. On this basis, the discount rate utilized was adjusted from 7.50% at February 2, 2002 to 6.75% at February 1, 2003. The market-related value of plan assets for determining pension expense is equal to the fair value of plan assets, recognizing gains or losses as they occur. Plan assets as of February 1, 2003 are allocated 50% in equities, 33% in bond related funds and 17% in short-term investments. For purposes of developing long-term rates of return, it was assumed that the short-term investments were reallocated to equities, yielding assumed long-term rates of return of 10% and 6% for equities and bond-related funds, respectively. In selecting an expected long-term rate of return on plan assets, consideration was given to the Company's historical annual rate of return over a 7-year period, which averaged 8.8% per year. In light of this, and in view of current market conditions, the expected long-term rate of return on plan assets utilized was reduced from 9.0% for the fiscal year ended February 1, 2003 to 8.5% for the fiscal year ending January 31, 2004.

                                       53
================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------


10. RETIREMENT PLANS (CONTINUED)

PENSION PLAN (CONTINUED)

      The following table provides information for the pension plan at February 1, 2003, February 2, 2002 and February 3, 2001:

                                                  FISCAL YEARS ENDED
                                     -------------------------------------------
                                       FEBRUARY 1,      FEBRUARY 2,  FEBRUARY 3,
                                           2003            2002          2001
                                         -------         -------         ------
                                                     (IN THOUSANDS)
      Change in benefit obligation:
      Benefit obligation,
         beginning of year.............  $ 9,023         $ 6,782         $4,954
      Service cost.....................    2,116           1,524          1,206
      Interest.........................      735             523            442
      Actuarial loss...................    2,458           1,458            879
      Benefits paid....................   (1,422)         (1,264)          (699)
                                         -------         -------         ------
      Benefit obligation,
         end of year...................  $12,910         $ 9,023         $6,782
                                         =======         =======         ======

      Change in plan assets:
      Fair value of plan assets,
         beginning of year.............  $ 9,127         $ 9,644         $9,489
      Actual return on plan assets.....   (1,339)         (1,091)           854
      Employer contribution ...........    9,522           1,838            ---
      Benefits paid....................   (1,422)         (1,264)          (699)
                                         -------         -------         ------
      Fair value of plan assets,
         end of year...................  $15,888         $ 9,127         $9,644
                                         =======         =======         ======
      Funded status (fair value
         of plan assets less
         benefit obligation)...........  $ 2,978         $   104         $2,862
      Unrecognized net actuarial
         (gain) loss...................    7,268           2,710           (763)
      Unrecognized prior service cost..       44              51             57
                                         -------         -------         ------
      Prepaid benefit cost.............  $10,290         $ 2,865         $2,156
                                         =======         =======         ======


Net pension cost includes the following components:

                                                 FISCAL YEARS ENDED
                                       ----------------------------------------
                                       FEBRUARY 1,   FEBRUARY 2,    FEBRUARY 3,
                                          2003          2002           2001
                                         -------       -------       -------
                                                  (IN THOUSANDS)

Service cost .........................   $ 2,116       $ 1,524       $ 1,206
Interest cost ........................       735           523           442
Expected return on assets ............    (1,021)         (924)         (831)
Amortization of prior losses (gains)..       261           ---            (1)
Amortization of prior service cost ...         6             6             6
                                         -------       -------       -------
Net periodic pension cost ............   $ 2,097       $ 1,129       $   822
                                         =======       =======       =======


    For the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, the following actuarial assumptions were used:

                                                  FISCAL YEARS ENDED
                                        -------------------------------------
                                        FEBRUARY 1,  FEBRUARY 2,  FEBRUARY 3,
                                            2003         2002        2001
                                            ----         ----        ----

Discount rate.............................  7.50%       7.75%       8.25%
Long-term rate of return on assets........  9.00%       9.00%       9.00%
Rate of increase in future compensation...  4.00%       4.00%       4.00%

                                       54
================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
            -------------------------------------------------------



11. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                 QUARTER
                                ---------------------------------------
                                  FIRST     SECOND     THIRD     FOURTH
                                  -----     ------     -----     ------
                                 ( IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2002
Net sales.....................  $345,392   $343,143   $340,218  $352,213
Gross margin..................   186,563    181,178    196,458   183,294
Net income....................  $ 20,922    $18,202    $24,911  $ 16,123

Basic earnings per share......  $   0.48    $  0.41    $  0.56  $   0.36
Diluted earnings per share....  $   0.45    $  0.39    $  0.53  $   0.35


      In the fourth quarter of Fiscal 2002, the Company incurred a pre-tax nonrecurring charge related to the severance costs associated with a former executive's employment agreement with the Company. In addition, the Company changed its vacation vesting policy in January 2003, which resulted in pre-tax savings. The combined effect of these items on fourth quarter pre-tax income resulted in a savings of $1,700,000.



                                                       QUARTER
                                     ----------------------------------------
                                      FIRST     SECOND      THIRD     FOURTH
                                      -----     ------      -----     ------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2001
Net sales .......................   $307,090   $310,292   $310,804   $371,387
Gross margin ....................    159,652    152,003    167,875    168,235
Net income (loss) ...............   $ 10,944   $  6,399   $ 12,094   $   (332)

Basic earnings (loss) per share .   $   0.25   $   0.15   $   0.28   $  (0.01)
Diluted earnings (loss) per share   $   0.25   $   0.15   $   0.27   $  (0.01)


      In the fourth quarter of Fiscal 2001, the Company incurred an approximate $17,000,000 pre-tax nonrecurring charge. Approximately $4,100,000 of this amount related to the inventory write-off associated with the discontinuation of the Ann Taylor cosmetics line, and inventory costs associated with canceling certain Fall 2001 and Spring 2002 merchandise orders. Approximately $7,200,000 related to the write-down of certain anntaylor.com assets, based upon projected cash flows, which were not deemed adequate to support the carrying value of the assets associated with this ongoing business. An additional $3,300,000 related to the cost, net of insurance proceeds, of settling a class action lawsuit. The remaining $2,400,000 represented the write-off of certain fixed assets related to the discontinuation of the Ann Taylor cosmetics line, and severance costs associated with reductions made in the Company's store and home office workforce.


      The sum of the quarterly per share data may not equal the annual amounts due to changes in the weighted average shares and share equivalents outstanding. Conversion of the Convertible Debentures into common stock is not included in the computation of diluted earnings per share for the second and fourth quarters of Fiscal 2001 due to the antidilutive effect of the conversion.