Form 10-Q
period 2003-05-03
TAYLOR ANN STORES CORP
filed 2003-06-13
CIK 874214

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

                                   FORM 10-Q
                                   ---------



  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ------------------------------------------------------------------
                              EXCHANGE ACT OF 1934
                              --------------------


                  FOR THE QUARTERLY PERIOD ENDED MAY 3, 2003



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
                                             ----    ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes |X| No      .
                                               ----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                   Outstanding as of
           Class                                     May 30, 2003
           -----                                     ------------
   Common Stock, $.0068 par value                     44,290,384
   ------------------------------                     ----------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

================================================================================

                         INDEX TO FORM 10-Q
                         ------------------





                                                                 PAGE NO.
                                                                 --------
   PART I. FINANCIAL INFORMATION
   ------- ---------------------

      Item 1.   Financial Statements

                Condensed Consolidated Statements of Income
                  for the Quarters Ended May 3, 2003 and
                  May 4, 2002........................................ 3
                Condensed Consolidated Balance Sheets at
                  May 3, 2003 and February 1, 2003................... 4
                Condensed Consolidated Statements of Cash Flows
                  for the Quarters Ended May 3, 2003 and
                  May 4, 2002........................................ 5
                Notes to Condensed Consolidated Financial Statements. 6

      Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................10

      Item 4.   Controls and Procedures..............................16


   PART II.   OTHER INFORMATION
   --------   -----------------

      Item 4.   Submission of Matters to a Vote of Security Holders..17

      Item 6.   Exhibits and Reports on Form 8-K.....................18


   SIGNATURES........................................................19
   ----------

   CERTIFICATIONS ...................................................20
   --------------

   EXHIBIT INDEX.....................................................24
   -------------




================================================================================

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


ITEM 1.    FINANCIAL STATEMENTS


                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
              FOR THE QUARTERS ENDED MAY 3, 2003 AND MAY 4, 2002
                                  (UNAUDITED)


                                                           QUARTERS ENDED
                                                     -------------------------
                                                     MAY 3, 2003   MAY 4, 2002
                                                     -----------   -----------
              `                                        (IN THOUSANDS, EXCEPT
                                                         PER SHARE AMOUNTS)

Net sales ........................................     $352,017     $345,392
Cost of sales ....................................      163,002      158,829
                                                        -------      -------

Gross margin .....................................      189,015      186,563
Selling, general and administrative expenses .....      158,618      151,081
                                                        -------      -------

Operating income .................................       30,397       35,482

Interest income ..................................          688          516
Interest expense .................................        1,694        1,699
                                                        -------      -------

Income before income taxes .......................       29,391       34,299

Income tax provision .............................       11,463       13,377
                                                        -------      -------

   Net income ....................................     $ 17,928     $ 20,922
                                                        =======      =======

Basic earnings per share of common stock .........     $   0.41     $   0.48
                                                        =======      =======
Diluted earnings per share of common stock .......     $   0.39     $   0.45
                                                        =======      =======


    See accompanying notes to condensed consolidated financial statements.

                                       3
================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       MAY 3, 2003 AND FEBRUARY 1, 2003
                                  (UNAUDITED)




                                                         MAY 3,      FEBRUARY 1,
                                                          2003           2003
                                                     -----------    -----------
                       ASSETS                                 (IN THOUSANDS)
Current assets
  Cash and cash equivalents ......................   $   188,274    $   212,821
  Accounts receivable, net .......................        20,436         10,367
  Merchandise inventories ........................       196,401        185,484
  Prepaid expenses and other current assets ......        53,975         46,599
                                                     -----------    -----------
      Total current assets .......................       459,086        455,271
Property and equipment, net ......................       242,948        247,115
Goodwill, net ....................................       286,579        286,579
Deferred financing costs, net ....................         3,949          4,170
Other assets .....................................        16,996         17,691
                                                     -----------    -----------
      Total assets ...............................   $ 1,009,558    $ 1,010,826
                                                     ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ...............................   $    62,003    $    57,058
  Accrued expenses ...............................        79,170         94,137
                                                     -----------    -----------
      Total current liabilities ..................       141,173        151,195

Long-term debt, net ..............................       122,515        121,652
Deferred lease costs and other liabilities .......        26,075         23,561


Stockholders' equity
  Common stock, $.0068 par value;
      120,000,000 shares authorized;
      48,953,485 and 48,932,860
      shares issued, respectively ................           332            332
  Additional paid-in capital .....................       500,420        500,061
  Retained earnings ..............................       313,401        296,113
  Deferred compensation on restricted stock ......        (5,584)        (3,968)
                                                     -----------    -----------
                                                         808,569        792,538
      Treasury stock, at cost
         4,660,851 and 4,050,972
           shares, respectively ..................       (88,774)       (78,120)
                                                     -----------    -----------
      Total stockholders' equity .................       719,795        714,418
                                                     -----------    -----------
      Total liabilities and stockholders' equity .   $ 1,009,558    $ 1,010,826
                                                     ===========    ===========



       See accompanying notes to condensed consolidated financial statements.

                                       4
================================================================================

                          ANNTAYLOR STORES CORPORATION
                          ----------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
               FOR THE QUARTERS ENDED MAY 3, 2003 AND MAY 4, 2002
                                  (UNAUDITED)


                                                            QUARTERS ENDED
                                                       MAY 3, 2003  MAY 4, 2002
                                                       ---------     ---------
                                                            (IN THOUSANDS)
Operating activities:
  Net income .......................................   $  17,928     $  20,922
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Amortization of deferred compensation ..........         780         1,391
    Deferred income taxes ..........................         231           ---
    Depreciation and amortization ..................      12,649        11,730
    Gain on sale of proprietary credit
      card accounts receivable .....................         ---        (2,095)
    Loss on disposal of property and equipment .....         552           306
    Non-cash interest ..............................       1,084         1,056
    Tax benefit from exercise of stock options .....          53         2,794
    Changes in assets and liabilities:
      Receivables ..................................     (10,069)       (5,277)
      Merchandise inventories ......................     (10,917)        7,842
      Prepaid expenses and other current assets ....      (6,808)          396
      Accounts payable and accrued expenses ........     (10,022)       (1,237)
      Other non-current assets and liabilities, net        2,411         1,703
                                                       ---------     ---------
  Net cash provided (used) by operating activities .      (2,128)       39,531
                                                       ---------     ---------
Investing activities:
  Purchases of property and equipment ..............      (9,035)      (11,045)
  Net proceeds from sale of proprietary
    credit card accounts receivable ................         ---        57,800
                                                       ---------     ---------
  Net cash provided (used) by investing activities .      (9,035)       46,755
                                                       ---------     ---------
Financing activities:
  Payments on mortgage .............................         ---        (1,250)
  Payment of financing costs .......................         ---           (14)
  Common stock activity related to stock
    based compensation programs, net ...............        (603)        9,449
  Repurchase of common stock .......................     (12,781)          ---
                                                       ---------     ---------
  Net cash provided (used) by financing activities .     (13,384)        8,185
                                                       ---------     ---------
Net increase (decrease) in cash ....................     (24,547)       94,471
Cash and cash equivalents, beginning of period .....     212,821        30,037
                                                       ---------     ---------
Cash and cash equivalents, end of period ...........   $ 188,274     $ 124,508
                                                       =========     =========

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest.........    $     301     $     354
                                                       =========     =========
  Cash paid during the period for income taxes.....    $   1,022     $   2,581
                                                       =========     =========



        See accompanying notes to condensed consolidated financial statements.


                                      5
================================================================================

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

      The results of operations for the 2003 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

      The February 1, 2003 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of AnnTaylor Stores Corporation ("the Company").

      Detailed footnote information is not included for the quarters ended May 3, 2003 and May 4, 2002. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 2002 Annual Report to Stockholders.


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

      In April 2002, the Company's Board of Directors approved a 3-for-2 split of the Company's Common Stock, in the form of a stock dividend. One additional share of Common Stock for every two shares owned was distributed on May 20, 2002 to stockholders of record at the close of business on May 2, 2002. All share and per share amounts for the period ended May 4, 2002 have been restated to reflect the effect of the stock split:

                                 [Tables next page]

                                       6
================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)


2.  EARNINGS PER SHARE (CONTINUED)
--  ------------------------------


                                                               QUARTERS ENDED
                                         --------------------------------------------------------------
                                                   MAY 3, 2003                     MAY 4, 2002
                                         ----------------------------   -------------------------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             PER SHARE                       PER SHARE
                                           INCOME    SHARES    AMOUNT   INCOME      SHARES     AMOUNT
                                          -------    ------  ---------  ------      -------  ---------
BASIC EARNINGS PER SHARE
------------------------
Income available to common
  stockholders                            $17,928    44,043     $0.41   $20,922     43,978      $0.48

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options and restricted stock            ---       266                 ---        721
Convertible Debentures                        724     3,606                 706      3,606
                                          -------    ------             -------     ------
DILUTED EARNINGS PER SHARE
--------------------------
Income available to common
  stockholders                            $18,652    47,915     $0.39   $21,628     48,305      $0.45
                                          =======    ======     =====   =======     ======      =====



     Options to purchase 2,768,893 and 875,625 shares of common stock during the quarters ended May 3, 2003 and May 4, 2002, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share, due to the antidilutive effect of the options' exercise prices as compared to the average market price of the shares of common stock during those periods.



3.  STOCK-BASED AWARDS
--  ------------------

    The Company accounts for stock-based awards and employees' purchase rights under the Associate Discount Stock Purchase Plan using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards granted at fair market value and employees' purchase rights under the Associate Discount Stock Purchase Plan. The Company has considered the optional fair value accounting allowed under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Financial Accounting Standards Board ("FASB") Statement No. 123", and has elected to continue using the intrinsic value method. Had compensation costs of option awards and employees' purchase rights been determined under a fair value alternative method as stated in SFAS No. 148 the Company would have been required to prepare a fair value model for such options and employees'
purchase  rights,  and  record  such  amount  in  the  consolidated   financial
statements as compensation expense.   Restricted stock awards result in the

================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------


3.  STOCK-BASED AWARDS (CONTINUED)
--  ------------------------------

recognition of deferred compensation. Deferred compensation is shown as a reduction of stockholders' equity and is amortized to operating expense over the vesting period of the stock award. Pro forma stock based employee compensation costs, net income and earnings per share, as they would have been recognized if the fair value method had been applied to all awards, are presented in the table below.

                                                              QUARTERS ENDED
                                                           ---------------------
                                                              MAY 3,      MAY 4,
                                                               2003       2002
                                                             -------    -------
                                                          (DOLLARS IN THOUSANDS,
                                                          EXCEPT PER SHARE DATA)

Net income:
   As reported...........................................    $17,928    $20,922
   Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax effects...       (974)      (898)
                                                             -------    -------
   Pro forma.............................................    $16,954    $20,024
                                                             =======    =======

Basic earnings per share:
   As reported...........................................    $  0.41    $  0.48
                                                             =======    =======
   Pro forma.............................................    $  0.38    $  0.46
                                                             =======    =======
Diluted earnings per share:
   As reported...........................................    $  0.39    $  0.45
                                                             =======    =======
   Pro forma ............................................    $  0.37    $  0.43
                                                             =======    =======


4.  LONG-TERM DEBT
--  --------------


      Long-term debt outstanding at May 3, 2003 was $122,515,000, which represents the net carrying value of the Company's convertible debentures on that date.


                                       8
================================================================================

                         ANNTAYLOR STORES CORPORATION
                         ----------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)


5.  RECENT ACCOUNTING PRONOUNCEMENTS
--  --------------------------------

      On May 15, 2003 the Financial Accounting Standards Board (the "FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management is currently evaluating the provisions of SFAS No. 150, and does not believe that it will have an impact on the Company's consolidated financial statements.

      On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No 149 is effective for contracts entered into or modified after June 30, 2003. Management is currently evaluating the provisions of SFAS No. 149, and does not believe that it will have a significant impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after that date. For variable interest entities created before January 31, 2003, the provisions of this interpretation are effective July 1, 2003. Management has determined FIN No. 46 will have no impact on the Company's consolidated financial statements.


                                       9
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
                                                   QUARTERS ENDED
                                               -------------------------
                                               MAY 3, 2003   MAY 4, 2002
                                               -----------   -----------
    Number of Stores:
       Open at beginning of period...............  584           538
       Opened during period......................   18            13
       Expanded or remodeled during period*......    1           ---
       Closed during period......................  ---           ---
       Open at end of period.....................  602           551
    Type of Stores Open at End of Period:
       Ann Taylor stores.........................  351           343
       Ann Taylor Loft stores....................  224           188
       Ann Taylor Factory stores.................   27            20

    --------------------
    * Expanded stores are excluded from comparable store sales for the first year following expansion.



QUARTER ENDED MAY 3, 2003 COMPARED TO QUARTER ENDED MAY 4, 2002

     The Company's net sales in the first quarter of fiscal 2003 increased to $352,017,000 from $345,392,000 in the first quarter of fiscal 2002, an increase of $6,625,000, or 1.9 percent. By division, net sales for the first quarter of fiscal 2003, were $201,326,000 for Ann Taylor and $119,923,000 for Ann Taylor Loft. The overall sales increase was primarily the result of an increase in the number of stores open as compared to last year. Comparable store sales for the first quarter of fiscal 2003 decreased 6.5 percent, compared to an increase of
0.1 percent in the first quarter of fiscal 2002. Comparable store sales by division were down 8.1 percent for Ann Taylor and down 2.8 percent for Ann Taylor Loft. Management believes that the decrease in comparable store sales was, in part, the result of client dissatisfaction with certain of the Company's product offerings and merchandise assortment available in Ann Taylor stores.

      Gross margin as a percentage of net sales decreased slightly to 53.7 percent in the first quarter of fiscal 2003, compared to 54.0 percent in the first quarter of fiscal 2002.


                                       10
================================================================================

      Selling, general and administrative expenses were $158,618,000, or 45.1 percent of net sales, in the first quarter of fiscal 2003, compared to $151,081,000, or 43.7 percent of net sales, in the first quarter of fiscal 2002. The increase in selling, general and administrative expenses as a percentage of sales was primarily the result of an overall deleveraging of expenses due to negative comparable store sales, and higher tenancy and new store operations expenses. These increases were partially offset by a decrease in the provision for management performance bonus. Additionally, 2002 was favorably impacted by the $2,095,000 gain on the sale of the Ann Taylor proprietary credit card.

      As a result of the foregoing factors, the Company had operating income of $30,397,000, or 8.6 percent of net sales, in the first quarter of fiscal 2003, compared to $35,482,000, or 10.3 percent of net sales, in the first quarter of fiscal 2002.

      Interest income was $688,000 in the first quarter of fiscal 2003, compared to $516,000 in the first quarter of fiscal 2002. The increase is attributable to higher cash on hand, partially offset by lower interest rates.

      Interest expense was $1,694,000 in the first quarter of fiscal 2003, compared to $1,699,000 in the first quarter of fiscal 2002.

      The income tax provision was $11,463,000, or 39 percent of income before income taxes, in the first quarter of fiscal 2003, compared to $13,377,000, or 39 percent of income before income taxes, in the first quarter of fiscal 2002.

      As a result of the foregoing factors, the Company had net income of $17,928,000, or 5.1 percent of net sales, for the first quarter of fiscal 2003, compared to $20,922,000, or 6.1 percent of net sales, for the first quarter of fiscal 2002.

      AnnTaylor  Stores  Corporation   conducts  no  business  other  than  the
management of Ann Taylor.



FINANCIAL CONDITION


      For the first quarter of fiscal 2003, net cash used by operating activities totaled $2,128,000, primarily as a result of an increase in working capital. Cash used by investing activities during the first quarter of fiscal 2003 amounted to $9,035,000, for the purchase of property and equipment. Cash used by financing activities during the first quarter of fiscal 2003 amounted to $13,384,000 due primarily the Company's repurchase of common stock.

================================================================================

      Merchandise inventories were $196,401,000 at May 3, 2003, compared to inventories of $185,484,000 at February 1, 2003. Merchandise inventories at May 3, 2003 and February 1, 2003 included approximately $31,589,000 and $41,771,000, respectively, of inventory associated with the Company's sourcing division, which is primarily finished goods in transit from factories. On a per square foot basis, inventories at the end of the first quarter of fiscal 2003, including inventories attributable to the Company's sourcing division, were up approximately 3 percent compared to inventories at the end of fiscal 2002.

      Total fiscal 2003 capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, and the investment in information systems, are expected to be approximately $85,000,000. For the three months ended May 3, 2003, capital expenditures totaled $9,035,000, net of landlord construction allowances. During the first three months of fiscal 2003, the Company opened one new Ann Taylor store and 17 new Ann Taylor Loft stores. For the remainder of fiscal 2003, the Company expects to open 10 additional Ann Taylor stores, 49 additional Ann Taylor Loft stores and one Ann Taylor Factory store.

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

      In April 2002, the Company's Board of Directors approved a 3-for-2 stock split of the Company's Common Stock in the form of a stock dividend. One additional share of Common Stock for every two shares owned was distributed on May 20, 2002 to stockholders of record at the close of business on May 2, 2002. All share and per share amounts for the period ended May 4, 2002 have been restated to reflect the effect of the stock split.

      In August 2002, the Company's Board of Directors authorized a $50 million securities repurchase program. The repurchase program is subject to compliance with the Company's revolving credit agreement. Pursuant to this program, purchases of shares of the Company's Common Stock and/or its Convertible Debentures due 2019 may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of Common Stock will become treasury shares available for general corporate and other purposes. Repurchased Convertible Debentures will be cancelled. The Company repurchased 680,000 shares of its common stock during the first quarter of 2003 in connection with this securities repurchase program, at a total cost of approximately $12,800,000.


                                       12
================================================================================

RECENT ACCOUNTING PRONOUNCEMENTS

      On May 15, 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management is currently evaluating the provisions of this statement, and does not believe that it will have an impact on the Company's consolidated financial statements.

      On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. Management is currently evaluating the provisions of this statement, and does not believe that it will have a significant impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after that date. For variable interest entities created before January 31, 2003, the provisions of this interpretation are effective July 1, 2003. Management has determined FIN No. 46 will have no impact on the Company's consolidated financial statements.


CRITICAL ACCOUNTING POLICIES

      Management has determined that the Company's most critical accounting policies are those related to merchandise inventory valuation, intangible asset impairment, income taxes and pension accounting.


                                       13
================================================================================

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

      The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets". This accounting standard requires that goodwill and indefinite life intangible assets are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives will continue to be amortized over their useful lives. The Company performs impairment testing annually using net discounted future cash flows to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill is necessary. The most recent impairment tests did not result in an impairment charge. In the case of long-lived tangible assets, if the undiscounted future cash flows related to the long-lived assets are less than the assets' carrying value, a similar impairment charge would be considered. Management's estimate of future cash flows is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in the Statement Regarding Forward-Looking Disclosures.

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

================================================================================

      All full-time employees of the Company who have been employed by the Company for at least one year are covered under a noncontributory defined benefit pension plan. The Company's funding obligations and liability under the terms of the plan are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on plan assets. The assumptions used are based on current market conditions and historical analysis, and can be affected by a variety of factors. Management believes that it has taken reasonable steps to ensure that the plan is adequately funded and the Company is adequately accrued for costs related to the pension plan.

      Management believes these critical accounting policies represent the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections of this Quarterly Report on Form 10-Q, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company's Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; the potential impact of health concerns relating to severe acute respiratory syndrome, particularly on manufacturing operations of the Company's vendors in Asia and elsewhere; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; and other factors set forth in the Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.


                                       15
================================================================================

ITEM 4.  CONTROLS AND PROCEDURES

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





                                       16
================================================================================

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      AnnTaylor Stores Corporation's 2003 Annual Meeting of Stockholders was held on May 1, 2003. The following matters were voted upon and approved by the Company's stockholders at the meeting:

1. Messrs. Gerald S. Armstrong and Wesley E. Cantrell, and Ms. Hanne M. Merriman, were re-elected as Class III Directors of the Company for terms expiring in 2006, or until their respective successors are elected and qualified. 38,241,680, 39,720,356 and 38,239,321 shares were voted in favor of, no shares were voted against, and 2,943,517, 1,464,841, and 2,945,876 shares abstained from voting on, the re-election of Messrs. Armstrong and Cantrell, and Ms. Merriman, respectively.

2. The material terms of the performance goals under the Company's Long Term Cash Incentive Compensation Plan, as amended, were re-approved. 39,923,212 shares were voted in favor of, 1,241,264 shares were voted against and 20,721 shares abstained from voting on, this proposal.

3.   The  Company's  2003  Equity  Incentive  Plan,  adopted  by  the  Board  of
     Directors, was approved. 33,334,806 shares were voted in favor of, 7,831,165 shares were voted against and 19,226 shares abstained from voting on, this proposal.

4. The engagement of Deloitte & Touche LLP as the Company's independent auditors for the 2003 fiscal year was ratified. 35,785,987 shares were voted in favor of, 5,386,739 shares were voted against and 12,471 shares abstained from voting on, this proposal.

                                       17
================================================================================

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
    (a)     Exhibits:

          Exhibit
          Number    Description
          -------   --------------------------------------------------------
            10.1    First  Amendment to the AnnTaylor  Stores  Corporation  2002
                    Stock Option and Restricted Stock and Unit Award Plan, effective as of March 11, 2003.

            10.2 Employment Agreement, dated as of March 28, 2003, between the Company and Jerome Jessup.

            10.3    AnnTaylor Stores Corporation 2003 Equity Incentive Plan.

            99.1 Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)   Reports on Form 8-K:

               The following reports on Form 8-K were filed during the quarter covered by this report:

                DATE OF REPORT       ITEM(S) REPORTED
                --------------       ----------------
                    2/6/2003         Item 5 and Item 7
                    3/11/2003        Item 5 and Item 7
                    4/10/2003        Item 7 and Item 9


The report on Form 8-K dated March 11, 2003 included the Company's Condensed Consolidated Statements of Operations for the quarters and fiscal years ended February 1, 2003 and February 2, 2002 and Condensed Consolidated Balance Sheets at February 1, 2003 and February 2, 2002.

                                       18
================================================================================

                                SIGNATURES
                                ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ANNTAYLOR STORES CORPORATION



Date: June 13, 2003                 By: /s/J. Patrick Spainhour
      ----------------                  ---------------------------
                                           J. Patrick Spainhour
                                           Chairman and Chief Executive
                                           Officer




Date: June 13, 2003                 By: /s/James M. Smith
      ----------------                  ---------------------------
                                           James M. Smith
                                           Senior Vice President,
                                           Chief Financial Officer and
                                           Treasurer



                                       19
================================================================================

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



Date: June 13, 2003                  /s/J. Patrick Spainhour
      -----------------------        ---------------------------------
                                        J. Patrick Spainhour
                                        Chairman and Chief Executive
                                        Officer

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

                                       22
================================================================================

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


Date: June 13, 2003                   /s/James M. Smith
      -------------------------       ------------------------------
                                         James M. Smith
                                         Senior Vice President,
                                         Chief Financial Officer and
                                         Treasurer

================================================================================

Exhibit Index
--------------

Exhibit
Number       Description

10.1 First Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 11, 2003.

10.2 Employment Agreement, dated as of March 28, 2003, between the Company and Jerome Jessup.

10.3         AnnTaylor Stores Corporation 2003 Equity Incentive Plan.

99.1 Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.