Form 10-Q
period 2003-08-02
TAYLOR ANN STORES CORP
filed 2003-09-12
CIK 874214

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


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2003



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
                                             ----    -----


     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes |X| No      .
                                               ----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Outstanding as of
        Class                                 August 29, 2003
        -----                                 ---------------
COMMON STOCK, $.0068 PAR VALUE                   45,092,384
------------------------------                   ----------


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


================================================================================

                                INDEX TO FORM 10-Q
                                ------------------







                                                                        PAGE NO.
                                                                       --------
PART I.   FINANCIAL INFORMATION
-------   ---------------------

     Item 1. Financial Statements

             Condensed Consolidated Statements of Income
               for the Quarters and Six Months Ended
               August 2, 2003 and August 3, 2002........................... 3
             Condensed Consolidated Balance Sheets at
               August 2, 2003 and February 1, 2003......................... 4
             Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended August 2, 2003 and
               August 3, 2002.............................................. 5
             Notes to Condensed Consolidated Financial Statements.......... 6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................10

     Item 4. Controls and Procedures.......................................17


PART II.  OTHER INFORMATION
--------  -----------------

     Item 6. Exhibits and Reports on Form 8-K..............................18


SIGNATURES    .............................................................19
----------

EXHIBIT INDEX .............................................................20
-------------


                                       -2-
================================================================================

                           PART I. FINANCIAL INFORMATION
                           -----------------------------


ITEM 1.    FINANCIAL STATEMENTS


                            ANNTAYLOR STORES CORPORATION
                            ----------------------------
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    -------------------------------------------
      FOR THE QUARTERS AND SIX MONTHS ENDED AUGUST 2, 2003 AND AUGUST 3, 2002
                                    (UNAUDITED)




                                         QUARTERS ENDED       SIX MONTHS ENDED
                                      --------------------  --------------------
                                      AUGUST 2,  AUGUST 3,  AUGUST 2,  AUGUST 3,
                                         2003       2002       2003       2002
                                       -------    -------    -------    -------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales ........................... $390,207   $343,143   $742,224   $688,535
Cost of sales .......................  187,646    161,965    350,648    320,794
                                       -------    -------    -------    -------
Gross margin ........................  202,561    181,178    391.586    367,741
Selling, general and administrative
  expenses ..........................  166,660    150,425    325,278    301,506
                                       -------    -------    -------    -------

Operating income ....................   35,901     30,753     66,298     66,235
Interest income .....................      777        913      1,465      1,429
Interest expense ....................    1,674      1,826      3,368      3,525
                                       -------    -------    -------    -------
Income before income taxes ..........   35,004     29,840     64,395     64,139
Income tax provision ................   13,827     11,638     25,290     25,015
                                       -------    -------    -------    -------
    Net income ...................... $ 21,177   $ 18,202   $ 39,105   $ 39,124
                                       =======    =======    =======    =======

Basic earnings per share of
    common stock..................... $   0.48   $   0.41   $   0.89   $   0.89
                                       =======    =======    =======    =======

Diluted earnings per share of
    common stock..................... $   0.45   $   0.39   $   0.84   $   0.84
                                       =======    =======    =======    =======


       See accompanying notes to condensed consolidated financial statements.

================================================================================

                             ANNTAYLOR STORES CORPORATION
                             ----------------------------
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        -------------------------------------
                         AUGUST 2, 2003 AND FEBRUARY 1, 2003
                                     (UNAUDITED)


                                                        AUGUST 2,    FEBRUARY 1,
                                                          2003          2003
                                                      ----------     ----------
                       ASSETS                               (IN THOUSANDS)
Current assets
  Cash and cash equivalents ......................    $  259,594     $  212,821
  Accounts receivable, net .......................        14,830         10,367
  Merchandise inventories ........................       168,683        185,484
  Prepaid expenses and other current assets ......        51,494         46,599
                                                      ----------     ----------
      Total current assets .......................       494,601        455,271
Property and equipment, net ......................       253,892        247,115
Goodwill, net ....................................       286,579        286,579
Deferred financing costs, net ....................         3,727          4,170
Other assets .....................................        15,492         17,691
                                                      ----------     ----------
      Total assets ...............................    $1,054,291     $1,010,826
                                                      ==========     ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ...............................    $   68,842     $   57,058
  Accrued expenses ...............................        88,217         94,137
                                                      ----------     ----------
      Total current liabilities ..................       157,059        151,195

Long-term debt, net ..............................       123,386        121,652
Deferred lease costs and other liabilities .......        27,066         23,561


Stockholders' equity
  Common stock, $.0068 par value;
     120,000,000 shares authorized;
     49,106,344 and 48,932,860 shares
     issued, respectively ........................           334            332
  Additional paid-in capital .....................       503,683        500,061
  Retained earnings ..............................       334,013        296,113
  Deferred compensation on restricted stock ......        (4,834)        (3,968)
                                                      ----------     ----------
                                                         833,196        792,538
      Treasury stock, at cost
       4,568,506 and 4,050,972
         shares, respectively ....................       (86,416)       (78,120)
                                                      ----------     ----------
      Total stockholders' equity .................       746,780        714,418
                                                      ----------     ----------
      Total liabilities and stockholders' equity..    $1,054,291     $1,010,826
                                                      ==========     ==========


       See accompanying notes to condensed consolidated financial statements.

                                      -4-
================================================================================

                           ANNTAYLOR STORES CORPORATION
                           ----------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
            FOR THE SIX MONTHS ENDED AUGUST 2, 2003 AND AUGUST 3, 2002
                                   (UNAUDITED)


                                                            SIX MONTHS ENDED
                                                         -----------------------
                                                          AUGUST 2,    AUGUST 3,
                                                            2003         2002
                                                         ---------    ---------
                                                             (IN THOUSANDS)
Operating activities:
  Net income .........................................   $  39,105    $  39,124
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Amortization of deferred compensation ............       1,540        2,167
    Deferred income taxes ............................        (471)       1,340
    Depreciation and amortization ....................      25,640       23,736
    Gain on sale of proprietary credit
      card accounts receivable .......................        --         (2,095)
    Loss on disposal of property and equipment .......         725          347
    Non-cash interest ................................       2,177        2,117
    Tax benefit from exercise of stock options .......         666        3,524
    Changes in assets and liabilities:
      Receivables ....................................      (4,463)      (1,809)
      Merchandise inventories ........................      16,801       10,662
      Prepaid expenses and other current assets ......      (3,791)         115
      Accounts payable and accrued expenses ..........       5,864       18,155
      Other non-current assets and
        liabilities, net .............................       5,070        1,629
                                                         ---------    ---------
  Net cash provided by operating activities ..........      88,863       99,012
                                                         ---------    ---------
Investing activities:
  Purchases of property and equipment ................     (33,141)     (17,572)
  Net proceeds from sale of proprietary
    credit card accounts receivable ..................        --         57,800
                                                         ---------    ---------
  Net cash provided (used) by investing activities ...     (33,141)      40,228
                                                         ---------    ---------
Financing activities:
  Payments on mortgage ...............................        --         (1,250)
  Payment of financing costs .........................        --            (14)
  Common stock activity related to stock
     based compensation programs, net ................       3,832       12,439
  Repurchase of common stock .........................     (12,781)        --
                                                         ---------    ---------
  Net cash provided (used) by financing activities ...      (8,949)      11,175
                                                         ---------    ---------
Net increase in cash .................................      46,773      150,415
Cash and cash equivalents, beginning of period .......     212,821       30,037
                                                         ---------    ---------
Cash and cash equivalents, end of period .............   $ 259,594    $ 180,452
                                                         =========    =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest ...........   $   1,133    $   1,260
                                                         =========    =========
  Cash paid during the period for income taxes .......   $  19,239    $   8,234
                                                         =========    =========


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

    The results of operations for the fiscal 2003 interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

    The February 1, 2003 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of AnnTaylor Stores Corporation (the "Company").

    Detailed footnote information is not included for the quarters ended August 2, 2003 and August 3, 2002. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 2002 Annual Report to Stockholders.


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


                             [Tables on next page]

================================================================================

                          ANNTAYLOR STORES CORPORATION
                          ----------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)


2.  EARNINGS PER SHARE (CONTINUED)
--  ------------------------------


                                                QUARTERS  ENDED
                              -------------------------------------------------
                                  AUGUST 2, 2003            AUGUST 3, 2002
                              ----------------------    -----------------------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               PER                        PER
                                              SHARE                      SHARE
                              INCOME  SHARES  AMOUNT    INCOME   SHARES  AMOUNT
                              ------  ------  ------    ------   ------  ------
BASIC EARNINGS PER SHARE
------------------------
Income available to common
  stockholders               $21,177  44,024  $0.48     $18,202   44,311  $0.41
                                               ====                        ====

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options and restricted
   stock                         ---     665                ---      583
Convertible Debentures           722   3,606                709    3,606
                              ------  ------             ------   ------

DILUTED EARNINGS PER SHARE
--------------------------
Income available to common
  stockholders               $21,899  48,295  $0.45     $18,911   48,500  $0.39
                              ======  ======   ====      ======   ======   ====




                                               SIX MONTHS ENDED
                              -------------------------------------------------
                                  AUGUST 2, 2003            AUGUST 3, 2002
                              ----------------------    -----------------------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               PER                        PER
                                              SHARE                      SHARE
                              INCOME  SHARES  AMOUNT    INCOME   SHARES  AMOUNT
                              ------  ------  ------    ------   ------  ------
BASIC EARNINGS PER SHARE
------------------------
Income available to common
  stockholders               $39,105  44,034  $0.89     $39,124   44,145  $0.89
                                               ====                        ====

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options and restricted
   stock                         ---     439                ---      634
Convertible Debentures         1,446   3,606              1,444    3,606
                              ------  ------             ------   ------

DILUTED EARNINGS PER SHARE
--------------------------
Income available to common
  stockholders               $40,551  48,079  $0.84     $40,568   48,385  $0.84
                              ======  ======   ====      ======   ======   ====



    Options to purchase 980,999 and 2,538,801 shares of common stock during the quarter and six months ended August 2, 2003, respectively, and 989,749 and 975,749 shares of common stock during the quarter and six months ended August 3, 2002, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share, due to the antidilutive effect of the options' exercise prices as compared to the average market price of the common shares during those periods.

================================================================================

                          ANNTAYLOR STORES CORPORATION
                          ----------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)



3.  STOCK-BASED AWARDS
--  ------------------

      The Company accounts for stock-based awards and employees' purchase rights under the Associate Discount Stock Purchase Plan using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards granted at fair market value and employees' purchase rights under the Associate Discount Stock Purchase Plan. The Company has considered the optional fair value accounting allowed under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Financial Accounting Standards Board ("FASB") Statement No. 123", and has elected to continue using the intrinsic value method. Had compensation costs of option awards and employees' purchase rights been determined under a fair value alternative method as stated in SFAS No. 148, the Company would have been required to prepare a fair value model for such options and employees'
purchase rights, and record such amount in the consolidated financial statements as compensation expense. Restricted stock awards result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of stockholders' equity and is amortized to operating expense over the vesting period of the stock award. Pro forma stock based employee compensation costs, net income and earnings per share, as they would have been recognized if the fair value method had been applied to all awards, are presented in the table below:

                                            QUARTERS ENDED   SIX MONTHS ENDED
                                         ------------------- ------------------
                                         AUGUST 2, AUGUST 3, AUGUST 2, AUGUST 3,
                                           2003      2002      2003      2002
                                          -------  -------   -------  -------

                                           (DOLLARS IN THOUSANDS, EXCEPT PER
                                                        SHARE DATA)

Net income:
  As reported ........................    $21,177  $18,202   $39,105  $39,124
  Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects       (955)  (1,031)   (1,928)  (1,929)
                                          -------  -------   -------  -------
  Pro forma ...........................   $20,222  $17,171   $37,177  $37,195
                                          =======  =======   =======  =======

Basic earnings per share:
  As reported .........................   $  0.48  $  0.41   $  0.89  $  0.89
                                          =======  =======   =======  =======
  Pro forma ...........................   $  0.45  $  0.39   $  0.84  $  0.84
                                          =======  =======   =======  =======
Diluted earnings per share:
  As reported .........................   $  0.45  $  0.39   $  0.84  $  0.84
                                          =======  =======   =======  =======
  Pro forma ...........................   $  0.43  $  0.37   $  0.80  $  0.80
                                          =======  =======   =======  =======

================================================================================

4.  LONG-TERM DEBT
--  --------------


    Long-term debt outstanding at August 2, 2003 was $123,386,000, which represents the net carrying value of the Company's convertible debentures on that date.


5.  RECENT ACCOUNTING PRONOUNCEMENTS
--  --------------------------------

      On May 15, 2003 the Financial Accounting Standards Board (the "FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has had no impact on the Company's consolidated financial statements for the periods presented. The Company will record financial instruments entered into or modified in future periods in accordance with the provisions of SFAS No. 150.

      On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No 149 is effective for contracts entered into or modified after June 30, 2003. Management has evaluated the provisions of SFAS No. 149, and determined that it has had no impact on the Company's consolidated financial statements for the periods presented. The Company will evaluate contracts entered into or modified in future periods and record them in accordance with the provisions of SFAS No. 149.


                                      -9-
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                         QUARTERS ENDED       SIX MONTHS ENDED
                                        -------------------  -------------------
                                        AUGUST 2, AUGUST 3,  AUGUST 2, AUGUST 3,
                                           2003     2002        2003     2002
                                           ----     ----        ----     ----

Number of Stores:
   Open at beginning of period............  602     551         584      538
   Opened during period...................    3       4          21       17
   Expanded or remodeled during period*...    3     ---           4      ---
   Closed during period...................    2     ---           2      ---
   Open at end of period..................  603     555         603      555
Type of Stores Open at End of Period:
   Ann Taylor stores......................                      350      344
   Ann Taylor Loft stores.................                      226      183
   Ann Taylor Factory Stores..............                       27       28

------------------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.


QUARTER ENDED AUGUST 2, 2003 COMPARED TO THE QUARTER ENDED AUGUST 3, 2002

    The Company's net sales in the second quarter of fiscal 2003 increased to $390,207,000 from $343,143,000 in the second quarter of fiscal 2002, an increase of $47,064,000 or 13.7 percent. By division, net sales for the second quarter of fiscal 2003, were $216,038,000 for Ann Taylor and $140,008,000 for Ann Taylor Loft. Comparable store sales for the second quarter of fiscal 2003 increased 5.3 percent, compared to a 0.2 percent decrease in the second quarter of fiscal 2002. Comparable store sales by division were up 4.9 percent for Ann Taylor and up 5.7 percent for Ann Taylor Loft. The increase in sales was primarily attributable to the opening of new stores and the increase in comparable store sales. Management believes the comparable store sales increase was due to strategically managed promotions that helped optimize selling of product that continued to border on being too safe, lacking color and sophistication at AnnTaylor and continued product successes at Ann Taylor Loft.

    Gross margin as a percentage of net sales decreased to 51.9 percent in the second quarter of fiscal 2003 from 52.8 percent in the second quarter of fiscal 2002. The decrease is primarily due to the combined effect of lower full price sales at Ann Taylor and lower margin rates achieved on non-full price sales at both divisions.


                                      -10-
================================================================================

    Selling, general and administrative expenses were $166,660,000 or 42.7 percent of net sales, in the second quarter of fiscal 2003, compared to $150,425,000, or 43.8 percent of net sales, in the second quarter of fiscal 2002. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to increased leverage on fixed expenses resulting from higher comparable store sales.

    As a result of the foregoing, the Company had operating income of $35,901,000, or 9.2 percent of net sales, in the second quarter of fiscal 2003, compared to $30,753,000, or 9.0 percent of net sales, in the second quarter of fiscal 2002.

    Interest income was $777,000 in the second quarter of fiscal 2003, compared to $913,000 in the second quarter of fiscal 2002. The decrease is due to lower interest rates partially offset by a higher cash on hand balance.

    Interest expense was $1,674,000 in the second quarter of fiscal 2003, compared to $1,826,000 in the second quarter of fiscal 2002. The decrease is due to lower rates on commitment fees related to the Company's credit facility.

    The income tax provision was $13,827,000, or 39.5 percent of income before taxes, in the second quarter of fiscal 2003, compared to $11,638,000, or
39.0 percent of income before taxes, in the second quarter of fiscal 2002. During the second quarter of fiscal 2003, the Company increased its effective income tax rate from 39 percent to 40 percent to reflect higher state taxes.

    As a result of the foregoing factors, the Company had net income of $21,177,000, or 5.4 percent of net sales, for the second quarter of fiscal 2003, compared to $18,202,000, or 5.3 percent of net sales, for the second quarter of fiscal 2002.

    AnnTaylor   Stores   Corporation   conducts  no  business  other  than  the
management of Ann Taylor.


SIX MONTHS ENDED AUGUST 2, 2003 COMPARED TO THE SIX MONTHS ENDED AUGUST 3, 2002

    The Company's net sales in the first six months of fiscal 2003 increased to $742,224,000 from $688,535,000 for the same period last year, an increase of $53,689,000 or 7.8 percent. By division, net sales for the first six months of fiscal 2003 were $417,364,000 for Ann Taylor and $259,931,000 for Ann Taylor Loft. Comparable store sales for the first six months of fiscal 2003 decreased 0.5 percent compared to a decrease of 0.1 percent during the same period in fiscal 2002. Comparable store sales by division were down 1.8 percent for Ann Taylor and up 1.7 percent for Ann Taylor Loft. The overall sales increase was primarily the result of an increase in the number of stores open as compared to last year.


                                      -11-
================================================================================

    Gross margin as a percentage of net sales decreased to 52.8 percent for the first six months of fiscal 2003 from 53.4 percent during the same period last year. The decrease in gross margin as a percentage of net sales is primarily due to lower full price sales and lower margin on non-full price sales at Ann Taylor.

    Selling, general and administrative expenses as a percent of net sales for the first six months of fiscal 2003 were flat compared to the same period last year, at 43.8 percent of net sales.

    As a result of the foregoing, the Company had operating income of $66,298,000, or 8.9 percent of net sales, in the first six months of fiscal 2003, compared to $66,235,000, or 9.6 percent of net sales, in the first six months of fiscal 2002.

    Interest income was $1,465,000 in the first six months of fiscal 2003, compared to $1,429,000 in the first six months of fiscal 2002.

    Interest expense was $3,368,000 in the first six months of fiscal 2003, compared to $3,525,000 in the first six months of fiscal 2002.

    The income tax provision was $25,290,000, or 39.3 percent of income before taxes, in the first six months of fiscal 2003, compared to $25,015,000, or
39.0 percent of income before taxes, for the same period last year. During the second quarter of fiscal 2003, the Company increased its effective income tax rate from 39 percent to 40 percent to reflect higher state taxes.

    As a result of the foregoing factors, the Company had net income of $39,105,000, or 5.3 percent of net sales, for the first six months of fiscal 2003, compared to net income of $39,124,000, or 5.7 percent of net sales, for the first six months of fiscal 2002.


FINANCIAL CONDITION

    For the first six months of fiscal 2003, net cash provided by operating activities totaled $88,863,000, primarily as a result of earnings, adjusted for non-cash items and a decrease in merchandise inventories. Cash used by investing activities during the first six months of fiscal 2003 amounted to $33,141,000, for the purchase of property and equipment. Cash used by financing activities during the first six months of fiscal 2003 amounted to $8,949,000, due primarily to the Company's repurchase of common stock partially offset by cash received from the exercise of stock options.

    Merchandise inventories were $168,683,000 at August 2, 2003, compared to $185,484,000 at February 1, 2003. On a per square foot basis, inventories at August 2, 2003 were down approximately 12 percent compared to the inventories

================================================================================
at the end of fiscal 2002. The decrease is primarily due to lower in-transit inventory levels and the timing of merchandise reciepts.

    Total fiscal 2003 capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, and the investment in information systems, are expected to be approximately $80,000,000. For the six months ended August 2, 2003, capital expenditures totaled $33,141,000 net of landlord construction allowances. During the first six months of fiscal 2003, the Company opened one new Ann Taylor store, 19 new Ann Taylor Loft stores and one Ann Taylor Factory store and closed one Ann Taylor store and one Ann Taylor Factory store. For the remainder of fiscal 2003, the Company expects to open 8 additional Ann Taylor stores and 44 additional Ann Taylor Loft stores.

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

    In August 2002, the Company's Board of Directors authorized a $50 million securities repurchase program. The repurchase program is subject to compliance with the Company's credit facility. Pursuant to this program, purchases of shares of the Company's common stock and/or its convertible debentures due 2019 may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will become treasury shares and may be used for general corporate and other purposes. Repurchased convertible debentures will be cancelled. The Company repurchased 680,000 shares of its common stock during the first six months of 2003 in connection with this securities repurchase program, at a total cost of approximately $12,800,000. A portion of the shares repurchased have subsequently been reissued under the Company's stock based compensation programs.


                                      -13-
================================================================================

RECENT ACCOUNTING PRONOUNCEMENTS

      On May 15, 2003 the Financial Accounting Standards Board (the "FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has had no impact on the Company's consolidated financial statements for the periods presented. The Company will record financial instruments entered into or modified in future periods in accordance with the provisions of SFAS No. 150.

      On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No 149 is effective for contracts entered into or modified after June 30, 2003. Management has evaluated the provisions of SFAS No. 149, and determined that it has had no impact on the Company's consolidated financial statements for the periods presented. The Company will evaluate contracts entered into or modified in future periods and record them in accordance with the provisions of SFAS No. 149.


CRITICAL ACCOUNTING POLICIES

      Management  has determined  that the Company's  most critical  accounting
policies   include  those   related  to   merchandise   inventory   valuations,
intangible asset impairment, income taxes and pension accounting.

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

      The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets". This accounting standard requires that goodwill and indefinite life intangible assets are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives will continue to be amortized over their useful lives. The Company performs impairment

================================================================================
testing annually using net discounted future cash flows to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill is necessary. The most recent impairment tests did not result in an
impairment  charge.  In  the  case  of  long-lived   tangible  assets,  if  the
undiscounted future cash flows related to the long-lived assets are less than the assets' carrying value, a similar impairment charge would be considered. Management's estimate of future cash flows is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in the Statement Regarding Forward-Looking Disclosures.

      The Company follows SFAS No. 109 "Accounting for Income Taxes," which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to the Company's operations. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets should be realized in the future. The Company's effective tax rate considers management's judgment of expected tax liabilities in the various taxing jurisdictions within which it is subject to tax. The Company is involved in both foreign and domestic tax audits. At any given time, many tax years are subject to audit by various taxing authorities.

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

                                      -15-
================================================================================

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


                                      -16-
================================================================================

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

      Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

      There was no change in the Company's internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

================================================================================

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:

           Exhibit
           Number    Description
           ------    -----------


           31.1      Certification of chief executive officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2      Certification of chief financial officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)   Reports on Form 8-K:



          The following reports on Form 8-K were filed during the quarter covered by this report:

                 DATE OF REPORT     ITEM(S) REPORTED
                 --------------     ----------------

                    5/8/03           Item 7 and Item 12
                    5/14/03          Item 7 and Item 12
                    6/5/03           Item 7 and Item 9
                    7/10/03          Item 7 and Item 9

           The report on Form 8-K dated May 14, 2003 included the Company's Condensed Consolidated Statements of Operations for the quarters ended May 3, 2003 and May 4, 2002 and Condensed Consolidated Balance Sheets at May 3, 2003 and February 1, 2003.



                                      -18-
================================================================================

                                SIGNATURES
                                ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ANNTAYLOR STORES CORPORATION



Date: September 12, 2003            By: /s/J. Patrick Spainhour
                                        ---------------------------
                                           J. Patrick Spainhour
                                           Chairman, Chief Executive
                                           Officer




Date: September 12, 2003            By: /s/James M. Smith
                                        ---------------------------
                                           James M. Smith
                                           Senior Vice President,
                                           Chief Financial Officer and
                                           Treasurer

================================================================================

Exhibit Index
-------------


Exhibit
Number     Description
------     -----------


31.1 Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.