Form 10-Q
period 2003-12-12
TAYLOR ANN STORES CORP
filed 2003-12-12
CIK 874214

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


          FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2003



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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  |X|    No    .
                                     ----
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  |X|    No      .
              -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding as of
        Class                                November 28, 2003
        -----                                ------------------
 COMMON STOCK, $.0068 PAR VALUE               45,257,594


---------------------------------------------------------------------
---------------------------------------------------------------------


================================================================================

                          INDEX TO FORM 10-Q
                          ------------------







                                                              PAGE NO.
                                                              --------
   PART I. FINANCIAL INFORMATION
   -----------------------------

      Item 1.Financial Statements

             Condensed Consolidated Statements of Income
               for the Quarters and Nine Months Ended
               November 1, 2003 and November 2, 2002.............. 3
             Condensed Consolidated Balance Sheets at
               November 1, 2003 and February 1, 2003.............. 4
             Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended November 1, 2003 and
               November 2, 2002................................... 5
             Notes to Condensed Consolidated Financial Statements. 6

      Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations................11

      Item 4.Controls and Procedures..............................17


   PART II.OTHER INFORMATION
   -------------------------

      Item 2.   Changes in Securities and Use of Proceeds.........18

      Item 6.   Exhibits and Reports on Form 8-K..................18

   SIGNATURES   ..................................................20
   ----------

   EXHIBIT INDEX .................................................21
   --------------


================================================================================

                     PART I. FINANCIAL INFORMATION
                     -----------------------------



ITEM 1. FINANCIAL STATEMENTS

                   ANNTAYLOR STORES CORPORATION
                   ----------------------------
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            -------------------------------------------
    FOR THE QUARTERS AND NINE MONTHS ENDED NOVEMBER 1, 2003 AND
                         NOVEMBER 2, 2002
                            (UNAUDITED)


                                     QUARTERS ENDED          NINE MONTHS ENDED
                                ---------------------    -----------------------
                                  NOV. 1,      NOV. 2,      NOV. 1,     NOV. 2,
                                  2003         2002         2003        2002
                                 -------      -------      -------      -------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales .................   $  396,807   $  340,218   $1,139,031   $1,028,753
Cost of sales .............      168,031      143,760      518,679      464,554
                                 -------      -------      -------      -------

Gross margin ..............      228,776      196,458      620,352      564,199
Selling, general and
  administrative expenses .      177,356      154,906      502,634      456,412
                                 -------      -------      -------      -------

Operating income ..........       51,420       41,552      117,718      107,787
Interest income ...........          803          923        2,268        2,352
Interest expense ..........        1,716        1,638        5,084        5,163
                                 -------      -------      -------      -------

Income before income taxes        50,507       40,837      114,902      104,976
Income tax provision ......       20,202       15,926       45,492       40,941
                                 -------      -------      -------      -------

    Net income ............   $   30,305   $   24,911   $   69,410   $   64,035
                              ==========   ==========   ==========   ==========


Basic earnings per share
    of common stock .......   $     0.68   $     0.56   $     1.57   $     1.45
                              ==========   ==========   ==========   ==========
Diluted earnings per share
    of common stock .......   $     0.63   $     0.53   $     1.48   $     1.37
                              ==========   ==========   ==========   ==========





 See accompanying notes to condensed consolidated financial statements.

                                      -2-
================================================================================

                       ANNTAYLOR STORES CORPORATION
                       ----------------------------
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  -------------------------------------
                  NOVEMBER 1, 2003 AND FEBRUARY 1, 2003
                               (UNAUDITED)



                                                   NOVEMBER 1,    FEBRUARY 1,
                                                       2003          2003
                                                   -----------    -----------
                       ASSETS                            (IN THOUSANDS)

Current assets
  Cash and cash equivalents ....................   $   270,413    $   212,821
  Accounts receivable, net .....................        17,576         10,367
  Merchandise inventories ......................       227,234        185,484
  Prepaid expenses and other current assets ....        57,994         46,599
                                                   -----------    -----------
      Total current assets .....................       573,217        455,271
Property and equipment, net ....................       261,424        247,115
Goodwill, net ..................................       286,579        286,579
Deferred financing costs, net ..................         3,506          4,170
Other assets ...................................        14,812         17,691
                                                   -----------    -----------
      Total assets .............................   $ 1,139,538    $ 1,010,826
                                                   ===========    ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable .............................   $    79,544    $    57,058
  Accrued expenses .............................       112,859         94,137
                                                   -----------    -----------
      Total current liabilities ................       192,403        151,195

Long-term debt, net ............................       124,265        121,652
Deferred lease costs and other liabilities .....        30,128         23,561


Stockholders' equity
  Common stock, $.0068 par value;
     120,000,000 shares authorized;
     49,347,471 and 48,932,860 shares
     issued, respectively ......................           336            332
  Additional paid-in capital ...................       511,767        500,061
  Retained earnings ............................       362,804        296,113
  Deferred compensation on restricted stock ....        (4,249)        (3,968)
                                                   -----------    -----------
                                                       870,658        792,538
      Treasury stock, at cost
       4,235,176 and 4,050,972 shares,
         respectively ..........................       (77,916)       (78,120)
                                                   -----------    -----------
      Total stockholders' equity ...............       792,742        714,418
                                                   -----------    -----------
      Total liabilities and stockholders' equity   $ 1,139,538    $ 1,010,826
                                                   ===========    ===========






       See accompanying notes to condensed consolidated financial statements.

                                      -3-
================================================================================

                 ANNTAYLOR STORES CORPORATION
                 ----------------------------
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       -----------------------------------------------
  FOR THE NINE MONTHS ENDED NOVEMBER 1, 2003 AND NOVEMBER 2,
                             2002
                         (UNAUDITED)
                                                         NINE MONTHS ENDED
                                                      ------------------------
                                                      NOVEMBER 1,  NOVEMBER 2,
                                                          2003        2002
                                                      ---------    ---------
                                                           (IN THOUSANDS)

Operating activities:
  Net income ......................................   $  69,410    $  64,035
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Amortization of deferred compensation .........       2,419        4,234
    Deferred income taxes .........................       1,073        3,685
    Depreciation and amortization .................      39,208       36,076
    Gain on sale of proprietary credit
      card accounts receivable ....................        --         (2,095)
    Loss on disposal or write down of
      property and equipment ......................         724          631
    Non-cash interest .............................       3,277        3,184
    Tax benefit from exercise of stock options ....       3,100        3,490
    Changes in assets and liabilities:
      Receivables .................................      (7,209)      (4,515)
      Merchandise inventories .....................     (41,750)     (27,969)
      Prepaid expenses and other current assets ...      (9,810)      (1,149)
      Accounts payable and accrued expenses .......      41,208       26,265
      Other non-current assets and liabilities, net       6,788       (1,354)
                                                      ---------    ---------
  Net cash provided by operating activities .......     108,438      104,518
                                                      ---------    ---------
Investing activities:
  Purchases of property and equipment .............     (54,241)     (37,084)
  Net proceeds from sale of proprietary
      credit card accounts receivable .............        --         57,800
                                                      ---------    ---------
  Net cash provided (used) by investing activities      (54,241)      20,716
                                                      ---------    ---------
Financing activities
  Payment of deferred financing costs .............        --            (15)
  Payments on mortgage ............................        --         (1,250)
  Common stock activity related to stock
    based compensation programs, net ..............      16,176       11,847
  Repurchase of common stock ......................     (12,781)        --
                                                      ---------    ---------
  Net cash provided by financing activities .......       3,395       10,582
                                                      ---------    ---------
Net increase in cash ..............................      57,592      135,816
Cash and cash equivalents, beginning of period ....     212,821       30,037
                                                      ---------    ---------
Cash and cash equivalents, end of period ..........   $ 270,413    $ 165,853
                                                      =========    =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest ........   $   1,442    $   1,564
                                                      =========    =========
  Cash paid during the period for income taxes ....   $  22,940    $  27,640
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

    Detailed footnote information is not included for the quarters ended November 1, 2003 and November 2, 2002. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor Stores Corporation 2002 Annual Report to Stockholders.


2.  EARNINGS PER SHARE
    ------------------

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


                       [Tables on next page]
                                      -5-
================================================================================

                    ANNTAYLOR STORES CORPORATION
                    ----------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
                            (UNAUDITED)



2.  EARNINGS PER SHARE (CONTINUED)
    ------------------------------


                                                         QUARTERS ENDED
                                    ---------------------------------------------------------
                                          NOVEMBER 1, 2003           NOVEMBER 2, 2002
                                    -------------------------     ---------------------------
                                             (IN   THOUSANDS, EXCEPT  PER SHARE AMOUNTS)

                                                       PER SHARE                     PER SHARE
                                      INCOME    SHARES  AMOUNT    INCOME     SHARES   AMOUNT
                                      -------   ------  ------    ------     ------  ---------
BASIC EARNINGS PER SHARE
------------------------
Income available to common
   stockholders                      $30,305    44,697   $0.68    $24,911    44,328   $0.56
                                                         =====                        =====
EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options and restricted stock        --     1,040                 --       430
Convertible Debentures                   722     3,606                714     3,606
                                     -------    ------            -------    ------
DILUTED EARNINGS PER SHARE
--------------------------
Income available to common
   stockholders                      $31,027    49,343   $0.63    $25,625    48,364   $0.53
                                     =======    ======   =====    =======    ======   =====



                                                        NINE MONTHS ENDED
                                    ---------------------------------------------------------
                                          NOVEMBER 1, 2003           NOVEMBER 2, 2002
                                    -------------------------     ---------------------------
                                             (IN   THOUSANDS, EXCEPT  PER SHARE AMOUNTS)

                                                       PER SHARE                     PER SHARE
                                      INCOME    SHARES  AMOUNT    INCOME     SHARES   AMOUNT
                                      -------   ------  ------    ------     ------  ---------
BASIC EARNINGS PER SHARE
------------------------
Income available to common
   stockholders                      $69,410    44,255   $1.57    $64,035    44,206   $1.45
                                                         =====                        =====
EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options and restricted stock        --       588                 --       561
Convertible Debentures                 2,168     3,606              2,129     3,606
                                     -------    ------            -------    ------
DILUTED EARNINGS PER SHARE
--------------------------
Income available to common
   stockholders                      $71,578    48,449   $1.48    $66,164    48,373   $1.37
                                     =======    ======   =====    =======    ======   =====




    Options to purchase 15,000 and 908,061 shares of common stock during the quarter and nine months ended November 1, 2003, respectively, and 2,660,136 and 1,016,936 shares of common stock during the quarter and nine months ended November 2, 2002, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share, due to the antidilutive effect of the options' exercise price as compared to the average market price of the common shares during those periods.

                                      -6-
================================================================================

                  ANNTAYLOR STORES CORPORATION
                    ----------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
                            (UNAUDITED)


3.  STOCK-BASED AWARDS
    ------------------

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



                                        QUARTERS ENDED       NINE MONTHS ENDED
                                      ------------------    ------------------

                                      NOV. 1,    NOV. 2,    NOV. 1,    NOV. 2,
                                        2003       2002      2003       2002
                                      -------    -------    -------    -------

                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income:
As reported ........................  $30,305    $24,911    $69,410    $64,035
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of related
    tax effects ....................     (567)      (798)    (2,412)    (2,702)
                                      -------    -------    -------    -------
Pro forma ..........................  $29,738    $24,113    $66,998    $61,333
                                      =======    =======    =======    =======

Basic earnings per share:
As reported ........................  $  0.68    $  0.56    $  1.57    $  1.45
                                      =======    =======    =======    =======
Pro forma ..........................  $  0.67    $  0.54    $  1.51    $  1.39
                                      =======    =======    =======    =======
Diluted earnings per share:
As reported ........................  $  0.63    $  0.53    $  1.48    $  1.37
                                      =======    =======    =======    =======
Pro forma ..........................  $  0.62    $  0.51    $  1.43    $  1.31
                                      =======    =======    =======    =======




                                      -7-
================================================================================

                  ANNTAYLOR STORES CORPORATION
                    ----------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
                            (UNAUDITED)



4.  LONG-TERM DEBT
    --------------


    Long-term   debt   outstanding   at   November   1,   2003  was
$124,265,000, which represents the net carrying value of the Company's convertible debentures on that date.

    The Company's obligations with respect to the convertible debentures are unconditionally guaranteed on a subordinated basis by the Company's wholly owned operating subsidiary AnnTaylor, Inc. ("Ann Taylor"). The Company's quarterly report need not include financial statements for the subsidiary guarantor, Ann
Taylor, based on the criteria listed in the Securities and Exchange Commission's Regulation S-X, Rule 3-10(e). The Company has no independently owned assets and conducts no business other than the management of Ann Taylor.

    On November 14, 2003, Ann Taylor and certain of its subsidiaries entered into a Second Amended and Restated
$175,000,000 senior secured revolving credit facility (the "Credit Facility") with Bank of America N.A. and a syndicate of lenders. The Credit Facility, which provides for an increase in the total facility and the aggregate commitments thereunder up to $250,000,000, amended Ann Taylor's then existing $175,000,000 bank credit agreement scheduled to expire in April 2004. The Credit Facility matures on November 13, 2008 and will be used by Ann Taylor and certain of its subsidiaries for working capital, letters of credit and other general corporate purposes.

    Loans outstanding under the Credit Facility at any time may not exceed $75,000,000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no loans outstanding under the Credit Facility as of the date of this filing.

    Amounts outstanding under the Credit Facility bear interest at a rate equal to, at Ann Taylor's option, the Bank of America Base Rate, or Eurodollar Rate, plus a margin of up to 0.25%, and 1.25% to 2.00%, respectively. In addition, Ann Taylor is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.325% to 0.40% per annum. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.75% and from 1.25% to 2.00%, respectively. The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens.

                                      -8-
================================================================================

                  ANNTAYLOR STORES CORPORATION
                    ----------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
                            (UNAUDITED)


4.  LONG-TERM DEBT (CONTINUED)
    --------------------------

    The Credit Facility permits the payment of cash dividends by the Company (and dividends by certain of its subsidiaries to fund such cash dividends) if Liquidity (as defined in the Credit
Facility) is at least $35,000,000. Certain subsidiaries of the Company are also permitted to pay dividends to the Company to fund certain taxes owed by the Company; fund ordinary operating expenses of the Company not in excess of $500,000 per annum; for repurchases of Common Stock held by employees not in excess of $100,000 per annum; and for certain other stated purposes.

    The lenders have been granted a pledge of the common stock of Ann Taylor and certain of its subsidiaries, and a security interest in substantially all real and personal property (other than leasehold interests) and all other assets of Ann Taylor and certain of its subsidiaries, as collateral for Ann Taylor's obligations under the Credit Facility.


                                      -9-
================================================================================

ITEM 2.  MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


                                       QUARTERS ENDED   NINE MONTHS ENDED
                                       --------------   -----------------
                                      NOV. 1,   NOV.2,  NOV. 1,   NOV. 2,
                                       2003      2002     2003     2002
                                       ----      ----     ----     ----
Number of Stores:
   Open at beginning of period ......   603       555      584      538
   Opened during period .............    36        26       57       43
   Expanded during period*  .........     1        --        5       --
   Closed during period .............    --         1        2        1
   Open at end of period ............   639       580      639      580
Type of Stores Open at End of Period:
   Ann Taylor stores ................                      355      350
   Ann Taylor Loft stores ...........                      257      202
   Ann Taylor Factory stores ........                       27       28

-------------------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.



QUARTER ENDED  NOVEMBER 1, 2003 COMPARED TO QUARTER ENDED  NOVEMBER 2, 2002

    The Company's net sales for the third quarter of fiscal 2003 increased to $396,807,000 from $340,218,000 in the third quarter of fiscal 2002, an increase of $56,589,000 or 16.6 percent. By division, net sales for the third quarter of fiscal 2003, were $207,077,000 for Ann Taylor and $157,023,000 for Ann Taylor Loft. Comparable store sales for the third quarter of 2003 increased  6.2  percent,  compared  to  a  comparable  store  sales decrease of 1.1 percent for the same period last year. Comparable store sales by division, for the quarter, were up 1.9 percent for Ann Taylor, and up 13.4 percent for Ann Taylor Loft. The increase in net sales is primarily due to the opening of new stores and an increase in comparable store sales. Management believes that third quarter performance was driven by positive client acceptance across all product categories at Ann Taylor Loft, combined with positive comparable store sales results at Ann Taylor.

    Gross margin as a percentage of net sales for the third quarter of fiscal 2003 was unchanged from last year at 57.7 percent.

     Selling, general and administrative expenses during the third quarter of fiscal 2003 were $177,356,000, or 44.7 percent of net sales, compared to $154,906,000, or 45.5 percent of net sales in the third quarter of fiscal 2002. The decrease in selling, general and administrative expenses as a percentage of net sales was due to increased leverage on tenancy and other fixed expenses resulting from positive comparable store sales.

                                      -10-
================================================================================

    As a result of the foregoing, the Company had operating income of $51,420,000, or 13.0 percent of net sales, in the third quarter of fiscal 2003, compared to operating income of $41,552,000, or 12.2 percent of net sales, in the third quarter of fiscal 2002.

    Interest income was $803,000 in the third quarter of fiscal 2003, compared to $923,000 in the third quarter of fiscal 2002. The decrease is primarily attributable to lower interest rates partially offset by a higher cash on hand balance.

    Interest expense was $1,716,000 in the third quarter of fiscal 2003, compared to $1,638,000 in the third quarter of fiscal 2002.

    The income tax provision was $20,202,000, or 40.0 percent of income before income taxes, in the third quarter of fiscal 2003, compared to $15,926,000, or 39.0 percent of income before income taxes, in the third quarter of fiscal 2002. During the second quarter of fiscal 2003, the Company increased its effective income tax rate from 39 percent to 40 percent to reflect higher state taxes.

    As a result of the foregoing factors, the Company had net income of $30,305,000, or 7.6 percent of net sales, for the third quarter of fiscal 2003, compared to net income of $24,911,000, or
7.3 percent of net sales, for the third quarter of fiscal 2002.


NINE MONTHS  ENDED  NOVEMBER 1, 2003  COMPARED TO NINE MONTHS ENDED
NOVEMBER 2, 2002

    The Company's net sales for the nine month period ended November 1, 2003 increased $110,278,000, or 10.7 percent, to $1,139,031,000, up from $1,028,753,000 for the same period last year. By division, net sales for the first nine months of fiscal 2003 were $624,441,000 for Ann Taylor and $416,954,000 for Ann
Taylor Loft. Comparable store sales for the period increased 1.7 percent, compared to a 0.4 percent decrease for the same period last year. Comparable store sales by division were down 0.6 percent for Ann Taylor, and up 5.7 percent for Ann Taylor Loft. The increase in net sales is due to the combined effect of positive comparable store sales, driven primarily by positive acceptance of Ann Taylor Loft product, and an increase in the number of stores open during the period as compared to the same period last year.

    Gross margin as a percentage of net sales for the nine month period ended November 1, 2003 was 54.5 percent, compared to 54.8 percent for the same period last year.

    Selling, general and administrative expenses for the nine month period ended November 1, 2003 were $502,634,000, or 44.1 percent of net sales, compared to $456,412,000, or 44.4 percent of net sales, for the same period last year.

                                     -11-
================================================================================

    As a result of the foregoing, the Company had operating income of $117,718,000, or 10.3 percent of net sales, for the nine month period ended November 1, 2003, compared to operating income of $107,787,000, or 10.5 percent of net sales, in the first nine months of fiscal 2002.

    Interest income was $2,268,000 for the first nine months of fiscal 2003, compared to $2,352,000 for the same period last year.

    Interest expense was $5,084,000 for the first nine months of fiscal 2003, compared to $5,163,000 for the same period last year.

    The income tax provision was $45,492,000, or 39.6 percent of income before income taxes, for the nine month period ended November 1, 2003, compared to $40,941,000, or 39.0 percent of income before income taxes, for the same period last year. During the second quarter of fiscal 2003, the Company increased its effective income tax rate from 39 percent to 40 percent to reflect higher state taxes.

    As a result of the foregoing factors, the Company had net income of $69,410,000, or 6.1 percent of net sales, for the nine month period ended November 1, 2003, compared to net income of $64,035,000, or 6.2 percent of net sales, for the same period last year.


FINANCIAL CONDITION

    For the first nine months of fiscal 2003, net cash provided by operating activities totaled $108,438,000, primarily as a result of earnings adjusted for non-cash items. Cash used by investing activities during the first nine months of fiscal 2003 amounted to $54,241,000, for the purchase of property and equipment. Cash provided by financing activities during the first nine months of fiscal 2003 amounted to $3,395,000, due primarily to the cash received from the exercise of stock options, partially offset by cash paid for the Company's repurchase of common stock.

    Merchandise inventories were $227,234,000 at November 1, 2003, compared to $185,484,000 at February 1, 2003. On a per square foot basis, inventories at November 1, 2003 were up approximately 12 percent compared to the inventories at the end of fiscal 2002. The increase in inventory is primarily due to higher inventory levels in anticipation of fourth quarter selling.

    Total fiscal 2003 capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, and the investment in information systems, are expected to be approximately $72,000,000. For the nine months ended November 1, 2003, capital expenditures totaled $54,241,000, net of landlord construction allowances. During the

                                      -12-
================================================================================
first nine months of fiscal  2003,  the Company  opened six new Ann
Taylor  stores,  50 new  Ann  Taylor  Loft  stores  and one new Ann
Taylor  Factory  store.  During  the  first  nine  months of fiscal
2003 the  Company  closed one Ann  Taylor  store and one Ann Taylor
Factory  store.  For the  remainder  of fiscal  2003,  the  Company
expects  to  open  two   additional   Ann  Taylor   stores  and  11
additional Ann Taylor Loft stores.

    On November 14, 2003, Ann Taylor and certain of its subsidiaries entered into a Second Amended and Restated $175,000,000 senior secured revolving Credit Facility with Bank of America N.A. and a syndicate of lenders. The Credit Facility, which provides for an increase in the total facility and the aggregate commitments thereunder up to $250,000,000, amended Ann Taylor's then existing $175,000,000 bank credit agreement scheduled to expire in April 2004. The Credit Facility matures on November 13, 2008 and will be used by Ann Taylor and certain of its subsidiaries for working capital, letters of credit and other general corporate purposes. The terms of the Credit Facility are described more fully in Note 4 to the Condensed Consolidated Financial Statements.

    In August 2002, the Company's Board of Directors authorized a $50 million securities repurchase program. The repurchase program is subject to compliance with the Company's credit facility. Pursuant to this program, purchases of shares of the Company's common stock and/or its convertible debentures due 2019 may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will become treasury shares and may be used for general corporate and other purposes. Repurchased convertible debentures will be cancelled. The Company repurchased 680,000 shares of its common stock during the first nine months of 2003 in connection with this securities repurchase program, at a total cost of approximately $12,800,000.

    In April 2002, the Company's Board of Directors approved a 3-for-2 split of the Company's common stock, in the form of a stock dividend. One additional share of common stock for every two shares owned was distributed on May 20, 2002 to stockholders of record at the close of business on May 2, 2002.

                                      -13-
================================================================================

CRITICAL ACCOUNTING POLICIES

      Management has determined that the Company's most critical accounting policies include those related to merchandise inventory valuation, intangible asset impairment, income taxes and pension accounting.

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

      The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets". This accounting standard requires that goodwill and indefinite life intangible assets are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives will continue to be amortized over their useful lives. The Company performs impairment testing annually to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill is necessary. The most recent impairment tests did not result in an impairment charge. In the case of long-lived tangible assets, if the undiscounted future cash flows related to the long-lived assets are less than the assets' carrying value, a similar impairment charge would be considered. Management's estimate of future cash flows is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in the Statement Regarding Forward-Looking Disclosures.

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

      All full-time employees of the Company who have been employed by the Company for at least one year are covered under a noncontributory defined benefit pension plan. The Company's

                                      -14-
================================================================================
funding  obligations  and liability under the terms of the plan are
determined  using  certain  actuarial   assumptions,   including  a
discount  rate and an  expected  long-term  rate of  return on plan
assets.   The   assumptions   used  are  based  on  current  market
conditions  and  historical  analysis,  and  can be  affected  by a
variety  of  factors.   Management   believes  that  it  has  taken
reasonable steps to ensure that the plan is adequately funded and the Company is adequately accrued for costs related to the pension plan.

      Management believes these critical accounting policies represent the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections of this Quarterly Report on Form 10-Q, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company's Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise;
financial or political instability in any of the countries in which the Company's goods are manufactured; the potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of the Company's vendors in Asia and elsewhere; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; and other factors set forth in the Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.

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

                                      -16-
================================================================================

                    PART II. OTHER INFORMATION
                    --------------------------


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       See  discussion  of the  Credit  Facility  in  Note 4 of the
Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition".


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits:

           Exhibit
           Number    Description
           ------    -----------

           10.1 Second Amended and Restated Credit Agreement, dated as of November 14, 2003, by and among AnnTaylor, Inc., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent. Incorporated by reference to Exhibit 10.1 on Form 8-K of the Company filed on November 14, 2003.

           10.2 Second Amended and Restated Pledge and Security Agreement, dated as of November 14, 2003, by AnnTaylor, Inc., AnnTaylor Stores Corporation, Annco, Inc., AnnTaylor Distribution Services, Inc. and AnnTaylor Retail, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to
                     Exhibit 10.2 on Form 8-K of the Company filed on November 14, 2003.

           10.3 Second Amended and Restated Parent Guaranty, dated as of November 14, 2003, made by AnnTaylor Stores Corporation in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 on Form 8-K of the Company filed on November 14, 2003.

           31.1* Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


                                      -17-
================================================================================

           31.2* Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1* Certification of chief executive officer and chief financial officer pursuant to Section
                     906 of the Sarbanes-Oxley Act of 2002.

           * Filed electronically herewith.

(b)   Reports on Form 8-K:

          The following reports on Form 8-K were filed during the quarter covered by this report:


                 DATE OF REPORT      ITEM(S) REPORTED
                 --------------      ----------------

                    8/7/03           Item 7 and Item 12
                    8/13/03          Item 7 and Item 12
                    9/4/03           Item 7 and Item 9
                    9/17/03          Item 5 and Item 7
                    10/9/03          Item 7 and Item 9

           The report on Form 8-K dated August 13, 2003 included the Company's Condensed Consolidated Statements of
      Operations for the quarters and six months ended August 2, 2003 and August 3, 2002 and Condensed Consolidated Balance
      Sheets at August 2, 2003 and February 1, 2003.

                                      -18-
================================================================================

                          SIGNATURES
                          ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ANNTAYLOR STORES CORPORATION



Date: December 12, 2003              By:  /s/J. Patrick Spainhour
      ----------------                    -----------------------
                                          J. Patrick Spainhour
                                          Chairman, Chief Executive
                                          Officer


Date: December 12, 2003              By:  /s/James M. Smith
      ----------------                    -----------------------
                                          James M. Smith
                                          Senior Vice President,
                                          Chief Financial Officer and
                                          Treasurer

================================================================================

Exhibit Index
-------------

Exhibit
Number     Description
------     -----------

10.1 Second Amended and Restated Credit Agreement, dated as of November 14, 2003, by and among AnnTaylor, Inc., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent. Incorporated by reference to Exhibit 10.1 on Form 8-K of the Company filed on November 14, 2003.

10.2 Second Amended and Restated Pledge and Security Agreement, dated as of November 14, 2003, by AnnTaylor, Inc., AnnTaylor Stores Corporation, Annco, Inc., AnnTaylor Distribution Services, Inc. and AnnTaylor Retail, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K of the Company filed on November 14, 2003.

10.3 Second Amended and Restated Parent Guaranty, dated as of November 14, 2003, made by AnnTaylor Stores Corporation in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 on Form 8-K of the Company filed on November 14, 2003.

31.1*      Certification of chief executive officer pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*      Certification of chief financial officer pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Filed electronically herewith.