Form 10-K
TAYLOR ANN STORES CORP
filed 2004-03-25
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

  FORM 10-K

(Mark One)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934.

For the fiscal year ended January 31, 2004

OR

|  |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934.

Commission file number 1-10738

ANNTAYLOR STORES CORPORATION
 (Exact name of registrant as specified in its charter)

DELAWARE	13-3499319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

142 West 57th Street, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 541-3300
(Registrant’s telephone number, including area code)

______________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.0068 Par Value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

________________

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No      .

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes |X|  No      .

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of August 2, 2003 was $1,345,276,718.

        The number of shares of the registrant's common stock outstanding as of February 27, 2004 was 45,495,072.

         Documents Incorporated By Reference:

        Portions of the Registrant's Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders to be held on April 29, 2004 are incorporated by reference into Part III.

PART I

ITEM 1. Business

General

        AnnTaylor Stores Corporation (the “Company”), through its wholly owned subsidiaries, is a leading national specialty retailer of better quality women’s apparel, shoes and accessories sold primarily under the “Ann Taylor” and “Ann Taylor Loft” brands. The Company’s stores offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a total wardrobing strategy. This total wardrobing strategy is reinforced by an emphasis on client service. Ann Taylor sales associates are trained to assist clients in merchandise selection and wardrobe coordination, helping them achieve the “Ann Taylor look” while reflecting the clients’ personal styles. Unless the context indicates otherwise, all references herein to the Company include the Company and its wholly owned subsidiaries.

        The Company believes that “Ann Taylor” is a highly recognized national brand that defines a distinct fashion point of view. The Ann Taylor brand appeals to a broad range of clients through the Company’s Ann Taylor and Ann Taylor Loft concepts. Ann Taylor merchandise represents classic styles, updated to reflect current fashion trends.

        The Company is dedicated to maintaining the right merchandise mix in its stores among suits and separates, tops, footwear and accessories. The Company concentrates on calibrating the timing of its product offerings to address clients’ wardrobing needs, anticipating fabric and yarn preferences on a regional and seasonal basis, and timing direct marketing efforts accordingly.

        The Ann Taylor client base consists primarily of fashion conscious women from the ages of 25 to 55. The Ann Taylor concept appeals to professional women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategy, personalized client service, efficient store layouts and continual flow of new merchandise. The Ann Taylor Loft concept appeals to women with a more relaxed lifestyle and work environment, who appreciate the Ann Taylor style and compelling value. Certain clients of Ann Taylor and Ann Taylor Loft cross-shop both brands.

        As of January 31, 2004, the Company operated 648 retail stores in 43 states, the District of Columbia and Puerto Rico, of which 354 were Ann Taylor stores, 268 were Ann Taylor Loft stores and 26 were Ann Taylor Factory stores. The Company’s operations are conducted within one segment for financial reporting purposes. See “Stores and Expansion” for further discussion.

        In Fiscal 2000, the Company launched anntaylor.com (the “Online Store”), making Ann Taylor merchandise available for direct retail sale to clients over the Internet. The Online Store was designed as an extension of the in-store experience and offers a wide selection of each season’s Ann Taylor collection. The Company believes that the Online Store further builds the Ann Taylor brand and enhances the Company’s relationships with clients, as well as creates the opportunity for sales to new and existing clients.

        In January 2003, the Company launched anntaylorloft.com (collectively with anntaylor.com, the “Online Stores”). The site currently offers clients a search vehicle for locating stores, as well as the opportunity to sign up to receive catalogs and other promotional materials via regular mail or email. The site is scheduled to allow internet sales in Spring 2004.

Merchandise Design and Production

        Substantially all merchandise offered by the Company’s stores is developed by the Company’s in-house product design and development teams, which design merchandise exclusively for the Company. The Company’s merchandising groups determine inventory needs for the upcoming season, edit the assortments developed by the design teams, plan monthly merchandise flows, and arrange for the production of merchandise by independent manufacturers, primarily through the Company’s sourcing division or through private label specialists.

        The Company’s production management and quality assurance departments establish the technical specifications for all Company merchandise and inspect merchandise on a test basis for uniformity of size and color, as well as for conformity with specifications and overall quality of manufacturing in order to identify potential problems prior to shipment. In addition, spot inspections are performed in factories which produce the Company’s merchandise, including periodic in-line inspections while goods are in production.

        The Company sources merchandise from approximately 260 manufacturers and vendors, none of which accounted for more than 4% of the Company’s merchandise purchases in Fiscal 2003. The Company’s merchandise is manufactured in over 24 countries, with approximately 27% of the Company’s merchandise manufactured in China, 13% in Hong Kong, 13% in the Philippines, and 8% in Korea. Substantially all of the Company’s foreign purchases are negotiated and paid in U.S. dollars.

        The Company cannot predict with certainty whether any of the foreign countries in which its products are currently manufactured or any of the countries in which the Company may manufacture its products in the future will be subject to future import restrictions by the U.S. government, including the likelihood, type or degree of effect of any such new trade restriction.  Trade restrictions, including increased tariffs or quotas, against apparel, footwear or other items sold by the Company could affect the importation of such merchandise and could increase the cost or reduce the supply of merchandise available to the Company and adversely affect the Company’s business, financial condition, results of operations and liquidity.

        On January 1, 2005, in accordance with its commitments under the World Trade Organization (“WTO”) the United States will no longer apply quantitative limits (“quotas”) on the import of apparel from other WTO Members. This action may create short-term cost pressures and reduce availability in certain key product categories from certain countries, specifically China and the Philippines among others, in the fourth quarter of 2004. In 2005, this event should initially improve flexibility obtaining imported merchandise manufactured in countries currently subject to quotas, however this flexibility may be reduced or eliminated if new restrictions are imposed on the import of apparel from other countries. Although the Company cannot predict with certainty the effect the elimination of quotas will have on its business, management believes that any impact on operations arising from changes to quotas or other trade restrictions will not be material.

        The Company’s merchandise flow may also be adversely affected by financial or political instability in any of the countries in which its goods are manufactured, the potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of the Company’s vendors in Asia and elsewhere, or acts of war or terrorism in the United States or worldwide, if it affects the production, shipment or receipt of merchandise from such countries.  Merchandise flow may also be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds. See “Statement Regarding Forward Looking Disclosures”.

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

Inventory Control and Merchandise Allocation

        The Company’s planning departments analyze each store’s size, location, demographics, sales and inventory history to determine the quantity of merchandise to be purchased for, and the allocation of merchandise to, the Company’s stores. Upon receipt, merchandise is allocated to achieve an emphasis that is suited to each store’s client base. Merchandise typically is sold at its original marked price for several weeks, with the length of time varying by item. The Company reviews its inventory levels on an on-going basis in order to identify slow-moving merchandise styles and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear this merchandise. Markdowns may be used if inventory exceeds client demand for reasons of design, seasonal adaptation or changes in client preference, or if it is determined that the inventory will not sell at its currently marked price. Some marked-down items remaining unsold are moved periodically to the Company’s Ann Taylor Factory stores, where additional markdowns may be taken.

        In Fiscal 2003, inventory turned 4.1 times compared to 3.5 times in Fiscal 2002 and 3.7 times in Fiscal 2001. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and the end of the period.

        The Company’s comprehensive merchandising information system provides systems support for the Company’s merchandising functions. This system serves as the Company’s central source of information regarding merchandise items, inventory management, purchasing, replenishment, receiving and distribution. During 2003 the Company introduced a new store planning system to improve the management of store inventory levels.

        The Company uses a centralized distribution system, under which nearly all merchandise is distributed to the Company’s stores through its distribution center, located in Louisville, Kentucky. See “Properties”. Merchandise is shipped by the distribution center to the Company’s stores several times each week.

Stores and Expansion

        An important aspect of the Company’s business strategy is a real estate expansion program designed to reach new clients through the opening of new stores. The Company opens new stores in markets that it believes have a sufficient concentration of its target clients. The Company also adds stores, or expands the size of existing stores, in markets where the Company already has a presence, as market conditions warrant and sites become available. Store locations are determined on the basis of various factors, including geographic location, demographic studies, anchor tenants in a mall location, other specialty stores in a mall or specialty center location or in the vicinity of a village location, and the proximity to professional offices in a downtown or village location. Stores opened in factory outlet centers are located in factory outlet malls in which co-tenants generally include a significant number of outlet or discount stores operated under nationally recognized upscale brand names. Store size also is determined on the basis of various factors, including geographic location, demographic studies, and space availability.

        As of January 31, 2004, the Company operated 648 stores throughout the United States, the District of Columbia and Puerto Rico, of which 354 were Ann Taylor stores, 268 were Ann Taylor Loft stores, and 26 were Ann Taylor Factory Stores.

        The average Ann Taylor store is approximately 5,000 square feet in size. The Company also has three flagship Ann Taylor stores in New York City, San Francisco and Chicago, which represent the fullest assortment of Ann Taylor merchandise. In Fiscal 2003, the Company opened 8 Ann Taylor stores that averaged approximately 4,600 square feet. In Fiscal 2004, the Company plans to open approximately 10 — 15 Ann Taylor stores, which are expected to average approximately 5,000 square feet.

        Ann Taylor Loft stores average approximately 6,000 square feet. In Fiscal 2003, the Company opened 61 Ann Taylor Loft stores that averaged approximately 5,400 square feet. In Fiscal 2004, the Company expects to open approximately 65 — 70 Ann Taylor Loft stores, which are expected to average approximately 5,500 square feet.

        The Company’s 26 Ann Taylor Factory stores average approximately 9,200 square feet. In Fiscal 2003 the Company opened 1 Ann Taylor Factory store that was approximately 7,400 square feet. In Fiscal 2004, the Company expects to open approximately seven Ann Taylor Factory stores, which are expected to average about 7,200 square feet.

        The Company’s stores typically have approximately 20% of their total square footage allocated to stockroom and other non-selling space.

        The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor stores (“ATS”), Ann Taylor Loft stores (“ATL”), and Ann Taylor Factory stores (“ATFS”) over the past five years:

Fiscal Year	Total Stores Open at Beginning of Fiscal Year	No. Stores Opened During Fiscal Year			No. Stores Expanded During Fiscal Year(a)	No. Stores Closed During Fiscal Year (a)	No. Stores Open at End of Fiscal Year
		ATS	ATL	ATFS			ATS	ATL(b)	ATFS(a)	Total

1999	365	18	29	--	8	7	319	75	11	405
2000	405	18	63	--	4	8	332	133	13	478
2001	478	10	57	--	6	7	342	186	10	538
2002	538	10	39	--	--	3	350	207	27	584
2003	584	8	61	1	8	6	354	268	26	648

(a)	All stores expanded and all stores closed were ATS stores, except that in 2003, two stores closed were ATFS stores; in 2002, one store closed was an ATFS store; in 2001, five stores closed were ATFS stores, and two stores closed were ATL stores; and in 2000, two stores closed were ATL stores and one store closed was an ATFS store. In addition, two stores closed in 2000 and four stores closed in 1999 were ATS stores that were replaced in the same locations with new ATL stores.

(b)	In 2002, 2001 and 2000, 18, two and three ATL stores located in factory outlet malls were converted to ATFS stores, respectively.

        The Company believes that its existing store base is a significant strategic asset of its business, and its stores are located in some of the most productive retail centers in the United States. The Company has invested approximately $219,000,000 in its store base since the beginning of Fiscal 1999; approximately 53% of its stores are either new or have been remodeled, as a result of an expansion or relocation, in the last five years.

        The Company’s Fiscal 2003 real estate expansion plan resulted in an increase in the Company’s total store square footage of approximately 357,000 square feet (net of store closings), or 10.8%, from approximately 3,305,000 square feet at the end of Fiscal 2002 to approximately 3,662,000 square feet at the end of Fiscal 2003. In Fiscal 2004, the Company intends to increase store square footage by approximately 470,000 square feet, or 12.8%.

        The Company’s expansion in Fiscal 2004 may include increased implementation of new ideas in design and product mix similar to those tested in the Company’s store in the Short Hills Mall in New Jersey. This 11,000 square foot store features a more striking and sophisticated look, consistent with this upscale mall, and includes a separate entrance for Ann Taylor Petite clients.

        Capital expenditures for the Company’s Fiscal 2003 store expansion program, net of landlord construction allowances, totaled approximately $33,000,000 and expenditures for store refurbishing and refixturing totaled approximately $15,000,000. The Company expects that capital expenditures for its Fiscal 2004 store expansion program, net of landlord construction allowances, will be approximately $50,000,000 and expenditures for store refurbishing and refixturing will be approximately $22,000,000.

        The Company’s ability to continue to increase store square footage will be dependent upon, among other things, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the negotiation of acceptable lease terms. See “Statement Regarding Forward Looking Disclosures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Customer Credit

        On February 4, 2002, the Company sold its proprietary credit card portfolio to World Financial Network National Bank and contracted with Alliance Data Systems Corporation, to provide private label credit card services to proprietary Ann Taylor credit card customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Information Systems

        During Fiscal 2003 the Company continued its ongoing commitment to make investments and enhancements to information services and technology. The Company continued to rollout enhancements to its performance measurement software which enables the measurement of store associate job performance against learning and productivity goals. The Company completed the rollout of a store based Wide Area Network that has resulted in improved communication between corporate offices and stores, and will provide a platform for future operational improvements. In addition, the Company completed several new initiatives in fiscal 2003. These include the deployment of an application that serves to locate product across the chain for clients; and the implementation of a price optimization system which will help improve the profitability of merchandising decisions and improve gross margin by optimally pricing product relative to client demand.

Brand Building and Marketing

        The Company believes that its Ann Taylor and Ann Taylor Loft brands are among its most important assets. The ability of the Company to continuously evolve these brands to appeal to the changing needs and priorities of their target client bases is a key source of its competitive advantage. All aspects of brand development for both retail concepts, including product design, store merchandising and shopping environments, channels of distribution, and marketing and advertising, are controlled by the Company. The Company continues to invest in the development of these brands through, among other things, client research, advertising, in-store marketing, direct mail marketing, and its internet presence. The Company also makes investments to enhance the overall client experience through the opening of new stores, the expansion and remodeling of existing stores, and a focus on client service.

        The Company believes it is strategically important to communicate on a regular basis directly with its current client base and with potential clients, through national and regional advertising, as well as through direct mail marketing and in-store presentation. Marketing expenditures as a percentage of sales were 2.5% in Fiscal 2003, 2.2% in Fiscal 2002 and 2.6% in Fiscal 2001.

Trademarks and Service Marks

         The “AnnTaylor” and “AnnTaylor Loft” trademarks are registered with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. The Company’s rights in the “AnnTaylor” and “AnnTaylor Loft” marks are a significant part of the Company’s business, as the Company believes those trademarks are well known in the women’s retail apparel industry. Accordingly, the Company intends to maintain its “AnnTaylor” and “AnnTaylor Loft” marks and related registrations and vigorously protect its trademarks against infringement.

Competition

        The women’s retail apparel industry is highly competitive. The Company’s stores compete with certain departments in national or local department stores, and with other specialty store chains, independent retail stores, catalog and internet businesses that offer similar categories of merchandise. The Company believes that its focused merchandise selection, exclusive fashions, personalized service, wardrobing advice and convenience distinguish it from other apparel retailers. Many of the Company’s competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company and there is no assurance that the Company will be able to compete successfully with them in the future.

Employees

        As of January 31, 2004, the Company had approximately 13,000 employees, of which 3,100 were full-time salaried employees, 1,700 were full-time hourly employees and 8,200 were part-time hourly employees working less than 30 hours per week. None of the Company’s employees are represented by a labor union. The Company believes that its relationship with its employees is good.

Available Information

        The Company makes available free of charge on its website, http://investor.anntaylor.com, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the United States Securities and Exchange Commission (the “SEC”). Copies of the charters of each of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as the Company’s Corporate Governance Guidelines and Business Conduct Guidelines, are also available on the website or in print upon written request by any shareholder.

Statement Regarding Forward-Looking Disclosures

        Sections of this annual report on Form 10-K, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. These forward-looking statements reflect the Company’s current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company’s brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company’s Online Store(s); a significant change in the regulatory environment applicable to the Company’s business; risks associated with the possible inability of the Company, particularly through its sourcing and logistics functions, to operate within production and delivery constraints; the impact of quotas, and the elimination thereof; an increase in the rate of import duties or export quotas with respect to the Company’s merchandise; financial or political instability in any of the countries in which the Company’s goods are manufactured; the potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of the Company’s vendors in Asia and elsewhere; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; the inability of the Company to hire, retain and train key personnel, and other factors set forth in the Company’s filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.

ITEM 2.    Properties

        As of January 31, 2004, the Company operated 648 stores in 43 states, the District of Columbia and Puerto Rico, all of which were leased. Store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods. Some of the leases grant the Company the right to extend the term for one or two additional five-year periods. Some leases also contain early termination options, which can be exercised by the Company under specific conditions. Most of the store leases require the Company to pay a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the leases also require the Company to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of the Company’s leases, including renewal options, expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores

2004 - 2006	131
2007 - 2009	176
2010 - 2012	137
2013 and later	204

        Ann Taylor leases corporate offices at 142 West 57th Street in New York City, containing approximately 140,000 square feet and approximately 93,000 square feet of office space at 1372 Broadway in New York City. The leases for these premises expire in 2006 and 2010, respectively. The Company also leases office space in New Haven, Connecticut, containing approximately 39,000 square feet. This lease expires in October 2004. The Company is currently evaluating alternative office locations in the New Haven area.

        Ann Taylor’s wholly owned subsidiary, AnnTaylor Distribution Services, Inc., owns its 256,000 square foot distribution center located in Louisville, Kentucky. Nearly all Ann Taylor merchandise is distributed to the Company’s stores through this facility. The parcel on which the Louisville distribution center is located comprises approximately 20 acres and could accommodate possible future expansion of the facility.

ITEM 3.    Legal Proceedings

        The Company is a party to routine litigation incidental to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial position, consolidated results of operations, or liquidity of the Company.

ITEM 4.    Submission of Matters to a Vote of Security Holders

         None.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

         The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol ANN. The number of holders of record of common stock at February 27, 2004 was 579. The following table sets forth the high and low sale prices for the common stock on the New York Stock Exchange for the periods indicated.

        In April 2002, the Company’s Board of Directors approved a 3-for-2 split of the Company’s common stock, in the form of a stock dividend. One additional share of Common stock for every two shares owned was distributed on May 20, 2002 to stockholders of record at the close of business on May 2, 2002. All share and per share amounts for all periods presented in this report have been restated to reflect the stock split.

	Market Price
	High	Low

Fiscal Year 2003
Fourth quarter	$41.84	$35.65
Third quarter	36.67	28.40
Second quarter	30.72	22.18
First quarter	24.18	17.05
Fiscal Year 2002
Fourth quarter	$25.75	$17.84
Third quarter	30.07	19.74
Second quarter	33.19	20.57
First quarter	31.85	24.54

        The Company has never paid cash dividends on its common stock. As a holding company, the Company’s ability to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries, including the Company’s direct wholly owned subsidiary AnnTaylor, Inc. (“Ann Taylor”). In addition, any determination to pay cash dividends is at the discretion of the Company’s Board of Directors. The payment of dividends by Ann Taylor to the Company is subject to certain restrictions under Ann Taylor’s Credit Facility. The Company is also subject to certain restrictions contained in the Credit Facility on the payment of cash dividends on its common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

ITEM 6.    Selected Financial Data

        The following historical consolidated income statement and consolidated balance sheet information has been derived from the audited consolidated financial statements of the Company. The Company’s consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 and consolidated balance sheets as of January 31, 2004 and February 1, 2003, as audited by Deloitte & Touche LLP, independent auditors, appear elsewhere in this document. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto of the Company included elsewhere in this document. All references to years are to the fiscal year of the Company, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below had 52 weeks, except the fiscal year ended February 3, 2001 which had 53 weeks.

	Fiscal Years Ended
	January 31, 2004		February 1, 2003		February 2, 2002		February 3, 2001		January 29, 2000
	(dollars in thousands, except per square foot data and per share data)
Consolidated Income Statement Information:
Net sales	$1,587,708		$ 1,380,966		$ 1,299,573		$ 1,232,776		$1,084,519
Cost of sales	721,463		633,473		651,808		622,036		536,014

Gross margin	866,245		747,493		647,765		610,740		548,505
Selling, general and administrative expenses	694,590		612,479		576,584		501,460		414,315
Loss on debt extinguishment (a)	--		--		---		---		1,603
Amortization of goodwill (b)	--		--		11,040		11,040		11,040

Operating income	171,655		135,014		60,141		98,240		121,547
Interest income	3,298		3,279		1,390		2,473		4,378
Interest expense (c)	6,665		6,886		6,869		7,315		11,814

Income before income taxes	168,288		131,407		54,662		93,398		114,111
Income tax provision	67,346		51,249		25,557		41,035		49,580

Net income	$ 100,942		$ 80,158		$ 29,105		$ 52,363		$ 64,531

Basic earnings per share (d)	$ 2.27		$ 1.81		$ 0.67		$ 1.22		$ 1.48

Diluted earnings per share (d)	$ 2.13		$ 1.72		$ 0.67		$ 1.17		$ 1.36

Weighted average shares outstanding (in 000s)(d)	44,409		44,248		43,325		42,912		43,532

Weighted average shares outstanding,
assuming dilution (in 000s) (d)	48,763		48,301		43,661		46,830		49,273

Consolidated Operating Information:
Percentage increase (decrease) in comparable
store sales (e)	5.3%		(3.9)%		(6.1)%		(0.5)%		8.4%
Net sales per gross square foot (f)	$ 456		$ 434		$ 452		$ 496		$ 502
Number of stores:
Open at beginning of period	584		538		478		405		365
Opened during the period	70		49		67		81		47
Expanded during the period	8		--		6		4		8
Closed during the period	6		3		7		8		7
Open at the end of the period	648		584		538		478		405
Total store square footage at end of period (000’s)	3,662		3,305		3,057		2,695		2,280
Capital expenditures	$ 71,364		$ 45,450		$ 83,693		$ 83,310		$ 53,409
Depreciation and amortization including
goodwill (b)	$ 51,825		$ 47,687		$ 54,569		$ 46,073		$ 41,387
Working capital turnover (g)	4.4	x	5.6	x	7.2	x	7.6	x	6.8	x
Inventory turnover (h)	4.1	x	3.5	x	3.7	x	4.0	x	3.9	x

Consolidated Balance Sheet Information:
Working capital (i)	$ 415,748		$ 304,076		$ 190,798		$ 172,767		$ 151,368
Goodwill, net (b)	286,579		286,579		286,579		297,619		308,659
Total assets	1,151,873		1,008,526		883,166		848,115		765,117
Total debt	125,152		121,652		119,530		117,610		115,785
Stockholders’ equity	830,636		714,418		612,129		574,029		515,622

(Footnotes on following page)

          (Footnotes for preceding page)

(a)	In Fiscal 1999, Ann Taylor incurred a loss of $1,603,000 ($962,000, or $0.02 per share, net of income tax benefit) in connection with the redemption of its outstanding 8¾% Subordinated Notes due 2000.

(b)	The Company acquired Ann Taylor in a leveraged buyout in 1989. As a result of that transaction, $380,250,000, representing the excess of the allocated purchase price over the fair value of the Company’s net assets, was recorded as goodwill and has been amortized on a straight-line basis through the end of Fiscal 2001 using an assumed 40 year life. In addition, as a result of the September 1996 acquisition of the operations that became the Company’s sourcing division, the Company recorded goodwill of $38,430,000 that has been amortized on a straight-line basis through the end of Fiscal 2001 using an assumed 25 year life. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on February 3, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. The Company tests goodwill for impairment annually, during February, and determined that the carrying value of its goodwill at January 31, 2004 and February 1, 2003 was not impaired.

(c)	Includes non-cash interest expense of $4,320,000, $4,261,000, $4,140,000, $4,247,000, and $3,026,000, in Fiscal 2003, 2002, 2001, 2000, and 1999, respectively, from amortization of deferred financing costs and accretion of original issue discount.

(d)	In May 2002, the Company effected a 3-for-2 stock split of its common stock. All share and per share amounts in the financial information have been restated to reflect the split.

(e)	Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store. In addition, in a year with 53 weeks, sales in the last week of that year are not included in determining comparable store sales; therefore, comparable store sales for Fiscal 2000 reflect a 52-week period.

(f)	Net sales per gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

(g)	Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.

(h)	Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period.

(i)	Includes current portion of long-term debt of $1,250,000, $1,400,000, and $1,300,000, at the end of Fiscal 2001, 2000, and 1999, respectively. There was no current portion at the end of Fiscal 2003 or Fiscal 2002.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

        The Company experienced record sales and earnings in Fiscal 2003, due in large part to client acceptance of the Company’s product offerings, managed store growth, focused inventory management and control over expenses. These factors contributed to a 27.1% increase in operating income and a $0.41 increase in diluted earnings per share over Fiscal 2002, and are each key to the Company’s continued growth.

        Positive client acceptance of the Company’s product offerings was a primary factor in the strong earnings performance experienced in Fiscal 2003. This is evidenced by a 5.3% increase in comparable store sales over last year, with both Ann Taylor and Ann Taylor Loft achieving double-digit comparable store sales growth in the fourth quarter of Fiscal 2003. The Company plans to continue its focus on strengthening the Ann Taylor brand through the further development of its collections and successful product extensions.

        In Fiscal 2003, the Company opened 70 new stores funded by operating cash flow, and is planning to open 80 to 90 stores next year, also expected to be funded by operating cash flow. The Company believes controlled store growth is one factor critical to its success in achieving continued economic growth, and is committed to continuing to identify the best properties and negotiating the most favorable lease terms in order to achieve this objective.

        Disciplined inventory and expense management each contributed to the Company’s earnings growth in Fiscal 2003, and will continue to be a focus in the future. Improved inventory management, which centered on offering the right product to clients at the right locations, resulted in an increase in inventory turns from 3.5 times in Fiscal 2002 to 4.1 times in Fiscal 2003. In addition, while total net sales increased 15.0% in Fiscal 2003 over Fiscal 2002, selling, general and administrative expenses as a percentage of net sales decreased 0.6% due in part to management’s efforts to control costs and monitor spending.

        While the Company’s financial results have grown steadily and record sales performance was achieved during the 2003 holiday season, the retail environment remains very competitive. Management’s plan for future growth builds on the strengths discussed above, and is based on offering clients brand-appropriate merchandise at convenient, accessible locations. The Company’s ability to achieve this objective will be dependent on factors such as those outlined in the “Statement Regarding Forward-Looking Disclosures”.

        The Company’s reported operating results and financial position include the application of critical accounting policies. Management has determined that the Company’s most critical accounting policies are those related to merchandise inventory valuation, intangible asset impairment and income taxes. These critical policies are discussed further below and in the Notes to the Company’s Consolidated Financial Statements.

Results of Operations

        The following table sets forth consolidated income statement data expressed as a percentage of net sales:

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	45.5	45.9	50.2

Gross margin	54.5	54.1	49.8
Selling, general and administrative expenses	43.7	44.3	44.4
Amortization of goodwill	--	--	0.8

Operating income	10.8	9.8	4.6
Interest income	0.2	0.2	0.1
Interest expense	0.4	0.5	0.5

Income before income taxes	10.6	9.5	4.2
Income tax provision	4.2	3.7	2.0

Net income	6.4%	5.8%	2.2%

        The following table sets forth selected consolidated income statement data expressed as a percentage change from the prior period:

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	increase (decrease)

Net sales	15.0%	6.3%	5	.4%
Operating income	27.1%	124.5%	(38	.8)%
Net income	25.9%	175.4%	(44	.4)%

Sales

        The following table sets forth certain sales and store data:

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002

Net sales (in thousands)	$1,587,708	$1,380,966	$1,299,573
Comparable store sales percentage
increase(decrease)(a)
Total Company	5.3%	(3.9)%	(6.1)%
Ann Taylor	3.2%	(5.3)%	(8.8)%
Ann Taylor Loft	9.4%	(1.0)%	4.0%
Net sales per average gross square foot(b)	$456	$434	$452
Total store square footage at
end of period (000's) (b)	3,662	3,305	3,057
Number of:
New stores	70	49	67
Expanded stores	8	--	6
Closed stores	6	3	7
Total stores open at end of period	648	584	538

(a)	Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.

(b)	Net sales per gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

        The Company’s net sales increased $206,742,000, or 15.0% in Fiscal 2003 from Fiscal 2002. The increase in net sales is due to the combined effect of an increase in comparable store sales and the opening of new stores. Management believes that the increase in comparable store sales was due to client acceptance of the merchandise assortment available at both Ann Taylor and Ann Taylor Loft, particularly in the fourth quarter.

        The Company’s net sales increased $81,393,000, or 6.3% in Fiscal 2002 from Fiscal 2001. The increase in net sales was primarily attributable to the opening of new stores, partially offset by a decrease in comparable store sales. Management believes that the decrease in comparable store sales was, in part, the result of client dissatisfaction with certain of the Company’s product offerings and merchandise assortment available in Ann Taylor stores in the fall 2002 season. Fiscal 2002 sales were also impacted by an overall reduction in client spending caused by the economic environment.

        The Company’s net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been higher than in the other quarters. As a result, the Company has not had significant overhead and other costs generally associated with large seasonal variations.

Gross Margin

        Gross margin as a percentage of sales increased to 54.5% in Fiscal 2003 from 54.1% in Fiscal 2002.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses as a percentage of net sales decreased 0.6% in Fiscal 2003 from Fiscal 2002. The decrease was primarily due to increased leverage on fixed expenses resulting from the increase in comparable store sales.

        Selling, general and administrative expenses as a percentage of net sales decreased 0.1% in Fiscal 2002 from Fiscal 2001. Lower internet operating costs and reduced marketing spending were offset by an increase in the provision for management performance bonus and higher tenancy expenses. Fiscal 2001 selling, general and administrative expenses included approximately $12,900,000 in pre-tax nonrecurring charges. Approximately $7,200,000 of this amount related to the write-down of certain anntaylor.com assets, based upon projected cash flows, which were not deemed adequate to support the carrying value of the assets associated with this ongoing business. An additional $3,300,000 related to the cost, net of insurance proceeds, of settling a class action lawsuit. The remaining $2,400,000 represented the write-off of certain fixed assets related to the discontinuation of the Ann Taylor cosmetics line, and severance costs associated with reductions made in the Company’s store and home office workforce.

Interest Income

        Interest income was substantially unchanged in Fiscal 2003.

        Interest income increased $1,889,000 in Fiscal 2002 from Fiscal 2001. The increase was primarily attributable to higher cash on hand during Fiscal 2002 compared to Fiscal 2001, partially offset by lower interest rates.

Interest Expense

        There has been no significant change in interest expense during the years presented.

        The weighted average interest rate on the Company’s outstanding indebtedness at January 31, 2004, February 1, 2003 and February 2, 2002 was 3.75%. Interest expense also includes various other charges, the largest of which are fees related to the Company’s revolving credit facility. See Note 3 to the Consolidated Financial Statements for further discussion of the Company’s revolving credit facility.

Income Taxes

        The effective income tax rate was 40.0%, 39.0% and 46.8% of net income in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

        The increase in the effective income tax rate in Fiscal 2003 from Fiscal 2002 is due to higher state income taxes.

        The decrease in the effective income tax rate in Fiscal 2002 from Fiscal 2001 was the result of non-deductible goodwill amortization expense which, as discussed in the Notes to the Company’s Consolidated Financial Statements, has not been recorded since Fiscal 2001.

Liquidity and Capital Resources

        The Company’s primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company’s liquidity:

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(dollars in thousands)
Cash provided by operating activities	$189,618	$159,047	$78,579
Working capital	$415,748	$304,076	$190,798
Current ratio	3.57:1	3.04:1	2.41:1
Debt to equity ratio	.15:1	.17:1	.20:1

        As presented in the Company’s Consolidated Statements of Cash Flows, cash provided by operating activities in each of the fiscal years presented primarily resulted from net earnings before non-cash expenses such as depreciation and amortization. Cash used for investing activities in each of the fiscal years presented includes capital expenditures, offset in Fiscal 2002 by proceeds from the sale of the Company’s proprietary credit card portfolio. Cash provided by financing activities in each of the fiscal years presented includes proceeds from the exercise of stock options and other employee stock based compensation programs.

        On November 14, 2003, Ann Taylor and certain of its subsidiaries entered into a Second Amended and Restated $175,000,000 senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility which, at the Company’s option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250,000,000, amended Ann Taylor’s then existing $175,000,000 bank credit agreement scheduled to expire in April 2004. The Credit Facility matures on November 13, 2008 and will be used by Ann Taylor and certain of its subsidiaries for letters of credit and other general corporate purposes. The Credit Facility contains financial and other covenants regarding indebtedness, liens and dividends. There were no borrowings outstanding under the Credit Facility at any point during Fiscal 2003 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled $96,814,000 and $97,114,000 as of January 31, 2004 and February 1, 2003, respectively. See Note 3 to the Consolidated Financial Statements for further discussion of the Credit Facility.

        Merchandise inventories decreased $10,926,000, or 6.0% in Fiscal 2003 from Fiscal 2002. The decrease in merchandise inventories is primarily due to strong holiday and post-holiday sales, particularly at Ann Taylor Loft, offset in part by inventory purchased to support new stores opened since the beginning of Fiscal 2003. Merchandise inventory on a per-square-foot basis was approximately $47 at the end of Fiscal 2003 compared to $55 at the end of Fiscal 2002. Inventory turned 4.1 times in Fiscal 2003 compared to 3.5 times in Fiscal 2002. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period.

        The following table sets forth the Company’s capital expenditures (in thousands):

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
New store construction	$36,217	$25,868	$46,611
Store renovation/refurbishment	15,292	5,250	5,769
Information systems	16,022	10,353	23,950
Other	3,833	3,979	7,363

Total	$71,364	$45,450	$83,693

        The Company expects its total capital expenditure requirements in Fiscal 2004 will be approximately $116,000,000. Approximately $50,000,000 will be spent on new store construction, store expansion and relocation, for a planned square footage increase of approximately 470,000 square feet, or 12.8%. Another $22,000,000 is planned for store renovation and refurbishment programs. Approximately $28,000,000 will be spent to support continued investments in information systems, and $16,000,000 is planned for corporate office and distribution center initiatives and other general corporate purposes. The actual amount of the Company’s capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores. See “Business — Stores and Expansion”.

        In order to finance its operations and capital requirements, the Company expects to use internally generated funds. The Company believes that cash flow from operations will be sufficient to enable it to meet its ongoing cash needs for its business, as presently conducted, for the foreseeable future.

        On February 4, 2002, the Company sold its proprietary credit card portfolio to World Financial Network National Bank. The associated gain of $2,095,000 is reported in selling, general and administrative expenses in the Consolidated Statement of Income for Fiscal 2002. In connection with the sale, the Company contracted with Alliance Data Systems Corporation (“ADS”) to provide private label credit card services to proprietary Ann Taylor credit card clients. ADS pays the Company a percentage of all collected finance charges.

        During Fiscal 1999, the Company completed the issuance of an aggregate of $199,072,000 principal amount at maturity of its Convertible Subordinated Debentures due 2019 (“Convertible Debentures”). The Convertible Debentures were sold at an original issue price of $552.56 per $1,000 principal amount at maturity of Debenture. Cash interest is payable on the principal amount at maturity of the Convertible Debentures at the rate of 0.55% per annum. This interest rate and the accrual of original issue discount represent a yield to maturity on the Convertible Debentures of 3.75%. The Convertible Debentures are convertible at the option of the holders thereof into 18.117 shares of the Company’s common stock per $1,000 principal amount at maturity of Debenture. The Convertible Debentures may be redeemed at the Company’s option on or after June 18, 2004. In addition, the Company is obligated to purchase on specified purchase dates, beginning June 18, 2004 and each five years thereafter, at specified Put Prices plus accrued cash interest to the purchase date, any outstanding Convertible Debentures for which a written notice has been received from the holder. The Company is evaluating possible options related to the Convertible Debentures however, as of the date of this filing, the Company has no intention to redeem any of the Convertible Debentures. The Company’s obligations with respect to the Convertible Debentures are guaranteed on a subordinated basis by Ann Taylor.

        In August 2002, the Company’s Board of Directors authorized a $50,000,000 securities repurchase program, which was increased to $75,000,000 (not including the value of shares already repurchased under the original program) by the Company’s Board of Directors on March 9, 2004. The repurchase program is subject to compliance with the Company’s Credit Facility. Pursuant to this program, purchases of shares of the Company’s common stock and/or its Convertible Debentures due 2019 may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will become treasury shares available for general corporate and other purposes. Repurchased Convertible Debentures will be cancelled. The Company repurchased 680,000 shares of its common stock during the first quarter of Fiscal 2003 in connection with this securities repurchase program, at a total cost of approximately $12,800,000. No Convertible Debentures have been repurchased.

        During Fiscal 2002 the seven-year mortgage loan related to the Company’s distribution center land and building in Louisville, Kentucky was paid in full. Ann Taylor and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., were parties to the $7,000,000 seven-year mortgage loan.

        Substantially all full-time employees of the Company are covered under a noncontributory defined benefit pension plan. The Company’s funding obligations and liability under the terms of the plan are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on plan assets. The discount rate selected was determined based on the change in the Moody’s Aa corporate bond yields, and was adjusted from 6.75% at February 1, 2003 to 6.0% at January 31, 2004. The market-related value of plan assets for determining pension expense is equal to the fair value of plan assets. Plan assets as of January 31, 2004 are allocated 58% in equities, 23% in bond related funds and 19% in short-term investments. To develop the expected long-term rate of return on plan assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In light of this, and in view of current market conditions, the expected long-term rate of return on plan assets was reduced from 8.5% for the fiscal year ended January 31, 2004 to 7.25% for the fiscal year ending January 29, 2005. While no contributions to the plan have been required, as the fair value of plan assets has been greater than the benefit obligation for all periods presented, the Company contributed $4,000,000 and $9,522,000 to the pension plan in Fiscal 2003 and Fiscal 2002, respectively. Although not required to make a contribution to the pension plan next year, the Company may likewise make a contribution in Fiscal 2004.

        In April 2002, the Company’s Board of Directors approved a 3-for-2 stock split of the Company’s common stock in the form of a stock dividend. One additional share of common stock for every two shares owned was distributed on May 20, 2002 to stockholders of record at the close of business on May 2, 2002. See the Consolidated Statements of Stockholders’ Equity for adjusted shares and per share data reflecting the issuance of additional shares in connection with the stock split.

        On May 18, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan (“Rights Plan”). Rights under the Rights Plan (“Rights”) were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on May 30, 2000. As a result of the 3-for-2 split of the Company’s common stock on May 20, 2002, each share of common stock now represents two-thirds of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the voting power of the Company as represented by the Company’s common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the voting power of the Company as represented by the Company’s common stock, holders of the Rights, other than the person or group triggering their exercise, will be able to purchase, in exchange for the $125 exercise price, shares of the Company’s common stock or of any company into which the Company is merged having a value of $250. The Rights will expire on May 18, 2010. No Rights were exercised under the Rights Plan in Fiscal 2003.

        The Company is self-insured for expenses related to its employee point of service medical and dental plans, and its workers’ compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis, and other relevant data. Management believes that it has taken reasonable steps to ensure that the Company is adequately accrued for costs incurred related to these programs at January 31, 2004.

Off Balance Sheet Arrangements

        The Company has no off balance sheet arrangements as defined by Regulation 229.303 Item 303 (a) (4).

Contractual Obligations

        The following table sets forth the Company’s contractual obligations as of January 31, 2004:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt (a)	$199,072	$--	$--	$--	$199,072
Operating leases (b)	1,132,629	164,570	300,688	252,499	414,872
Purchase obligations:
Merchandise (c)	219,776	219,776	--	--	--
New store construction (d)	12,527	12,527	--	--	--
Information systems (e)	17,143	9,458	7,506	179	--
Employment agreements	6,445	3,525	2,437	322	161
Other (f)	20,673	15,814	2,785	2,074	--

Total	$1,608,265	$425,670	$313,416	$255,074	$614,105

(a)	Represents the face value of the Company’s Convertible Debentures, which includes $73,920,000 of unamortized original issue discount at January 31, 2004.
(b)	Represents future minimum lease payments under non-cancelable operating leases as of January 31, 2004.
(c)	Represents open purchase orders with vendors for merchandise not yet received or recorded on the Company’s Consolidated Balance Sheet.
(d)	Represents commitments for Fiscal 2004 store construction not recorded on the Company’s Consolidated Balance Sheet.
(e)	Represents maintenance and license agreements for services to be provided and / or software not yet received or recorded on the Company’s Consolidated Balance Sheet.
(f)	Represents contractual commitments or open purchase orders for goods or services not received or recorded on the Company’s Consolidated Balance Sheet.

Recent Accounting Pronouncements

        In December 2003, Financial Accounting Standards Board (the “FASB”) revised and reissued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 must be applied no later than as of the end of the first reporting period ending after March 15, 2004. Management has determined FIN No. 46 will have no impact on the Company’s consolidated financial statements.

        In April 2003 the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management has evaluated the provisions of SFAS No. 149, and determined that it has had no impact on the Company’s consolidated financial statements for the periods presented. The Company will evaluate contracts entered into in future periods and record them in accordance with the provisions of SFAS No. 149.

        In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for certain financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 for financial instruments included in its scope. The adoption of SFAS No. 150 has had no impact on the Company’s consolidated financial statements for the periods presented. The Company will record financial instruments entered into or modified in future periods in accordance with the provisions of SFAS No. 150.

        In December 2003 the FASB revised and reissued SFAS No. 132. This Statement revises disclosures about pension plans and other postretirement benefit plans, and is effective for fiscal years ending after December 15, 2003. The Company has adopted the additional disclosure requirements of this Statement, which are presented in the Notes to the Company’s Consolidated Financial Statements.

Critical Accounting Policies

        Management has determined that the Company’s most critical accounting policies are those related to merchandise inventory valuation, intangible asset impairment and income taxes. These policies are also discussed in the Notes to the Consolidated Financial Statements, and in relevant sections of this discussion and analysis.

        Merchandise inventories are valued at the lower of average cost or market, at the individual item level. Market is determined based on the estimated net realizable value, which is generally the merchandise selling price. Merchandise inventory levels are monitored to identify slow-moving items and broken assortments (items no longer in stock in a sufficient range of sizes) and markdowns are used to clear such merchandise. Merchandise inventory value is reduced if the selling price is marked below cost. Physical inventory counts are performed annually in January, and estimates are made for any shortages between the previous physical inventory count and the balance sheet date.

        The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that amortization of goodwill and indefinite life intangible assets be replaced with annual impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives. The Company performs impairment testing annually to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill is necessary. The most recent impairment tests did not result in an impairment charge. In the case of long-lived tangible assets, if the undiscounted future cash flows related to the long-lived assets are less than the assets’ carrying value, a similar impairment charge would be considered. Management’s estimate of future cash flows is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in the “Statement Regarding Forward-Looking Disclosures”.

        The Company follows SFAS No. 109 “Accounting for Income Taxes,” which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to the Company’s operations. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets should be realized in the future. The Company’s effective tax rate considers management’s judgment of expected tax liabilities in the various taxing jurisdictions within which it is subject to tax. The Company is involved in both state and local tax audits. At any given time, many tax years are subject to audit by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates. While no adjustments to recorded amounts are anticipated, a 1% variance in the Company’s effective tax rate would affect pre-tax income by approximately $1,700,000 in Fiscal 2003.

Statement Regarding Forward-Looking Disclosures

        Sections of this annual report on Form 10-K, including the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. These forward-looking statements reflect the Company’s current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company’s brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company’s Online Store(s); a significant change in the regulatory environment applicable to the Company’s business; risks associated with the possible inability of the Company, particularly through its sourcing and logistics functions, to operate within production and delivery constraints; the impact of quotas, and the elimination thereof; an increase in the rate of import duties or export quotas with respect to the Company’s merchandise; financial or political instability in any of the countries in which the Company’s goods are manufactured; the potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of the Company’s vendors in Asia and elsewhere; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; the inability of the Company to hire, retain and train key personnel, and other factors set forth in the Company’s filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Company currently maintains all of its cash and cash equivalents in financial instruments with original maturity dates of three months or less. The Company’s Credit Facility allows for investments in financial instruments with original maturity dates of up to 12 months. Generally, over approximately 60% of these financial instruments have a fixed rate of return and are therefore subject to interest rate risk. These fixed rate investments will decline in value if interest rates increase. Due to the short duration of these financial instruments, a change of 100 basis points in interest rates would not have a material effect on the Company’s financial condition.

        The Company’s outstanding long-term debt as of January 31, 2004 bears interest at fixed rates; therefore, the Company’s consolidated results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Credit Facility. As of January 31, 2004, the Company has no such amounts outstanding. The effect of interest rate changes on the Company would depend on the amount of indebtedness outstanding at the time and the amount of such change.

ITEM 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements of the Company for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 are included as a part of this Report (See Item 15):

Consolidated Statements of Income for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.
Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003.
Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.
Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.
Notes to Consolidated Financial Statements.

ITEM 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.    Controls and Procedures

        Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

        There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

        The information required by this item is incorporated herein by reference to the Sections entitled “Election of Class I Directors”, “Executive Officers”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

        The Company has Business Conduct Guidelines that apply to all Ann Taylor associates, including its chief executive officer, chief financial officer, and principal accounting officer/controller, as well as members of the Company’s Board of Directors. A copy of the Business Conduct Guidelines is available on the Company’s Investor Relations website at http://investor.anntaylor.com. Any future changes or amendments to the Business Conduct Guidelines, and any waiver that applies to the Company’s chief executive officer, chief financial officer, or principal accounting officer/controller, will also be posted on http://investor.anntaylor.com.

ITEM 11.     Executive Compensation.

        The information required by this Item is incorporated herein by reference to the Sections entitled “Compensation of Directors and Related Matters”, “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                   Matters.

        The information required by this Item is incorporated herein by reference to the Sections entitled “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

ITEM 13.    Certain Relationships and Related Transactions.

        The information required by this item is incorporated herein by reference to the Section entitled “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

ITEM 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated herein by reference to the Section entitled “Ratification of Engagement of Independent Auditors” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)        List of documents filed as part of this Annual Report:

1.	The following consolidated financial statements of the Company are filed as part of this Annual Report:

Independent Auditors’ Report; Consolidated Statements of Income for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002; Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003; Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002; Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002; Notes to Consolidated Financial Statements.

2.	Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

3.	The exhibits filed as a part of this Annual Report are listed in the exhibit index below:

    (b)        Reports on Form 8-K:

                The Company filed the following reports on Form 8-K during the quarter ended January 31, 2004:

Date of Reports	Item(s) Reported
November 6, 2003	Item 7 and Item 9
November 12, 2003	Item 7 and Item 12
November 14, 2003	Item 5 and Item 7
December 4, 2003	Item 7 and Item 9
January 8, 2004	Item 7 and Item 9

         The report on Form 8-K dated November 12, 2003 included the Company’s Condensed Consolidated Statements of Operations for the quarters and 9 months ended November 1, 2003 and November 2, 2002 and Condensed Consolidated Balance Sheets at November 1, 2003 and February 1, 2003.

(c)   Exhibit Index.

Exhibit Number
3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Company for the Quarter ended May 1, 1999 filed on June 11, 1999.

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company,
   dated May 18, 1999. Incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Company for the Quarter ended May 1, 1999 filed on June 11, 1999.

3.2	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Form 10-Q of the Company for the Quarter ended November 2, 1991 filed on December 17, 1991 (Registration No. 33-28522).

Exhibit Number
4.1	Indenture, dated as of June 18, 1999, between the Company, Ann Taylor, and the Bank of New York, as Trustee relating to the Company's Convertible Subordinated Debentures
   due 2019. Incorporated by reference to Exhibit 4.01 to the Registration Statement of the
   Company filed on September 13, 1999 (Registration No. 333-86955).

4.2	Amended and Restated Rights Agreement, dated as of May 1, 2001, between the
   Company and Mellon Investor Services LLC. Incorporated by reference to Exhibit 1 of
   Form 8-A/A No. 1 of the Company filed on May 24, 2001.

10.1	Lease, dated as of March 17, 1989, between Carven Associates and Ann Taylor concerning the West 57th Street headquarters. Incorporated by reference to Exhibit
    10.21 to the Registration Statement of the Company and Ann Taylor filed on
    May 3, 1989 (Registration No. 33-28522).

10.1.1	First Amendment to Lease, dated as of November 14, 1990, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.1 to the Registration
    Statement of the Company filed on April 11, 1991 (Registration No. 33-39905).

10.1.2	Second Amendment to Lease, dated as of February 28, 1993, between Carven
   Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.2 to the Annual
   Report on Form 10-K of the Company filed on April 29, 1993.

10.1.3	Extension and Amendment to Lease dated as of October 1, 1993, between Carven
   Associates and Ann Taylor. Incorporated by reference to Exhibit 10.11 to the Form
    10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26,
    1993.

10.1.4	Modification of Amendment and Extension to Lease, dated as of April 14, 1994 between
   Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.4 to the
   Annual Report on Form 10-K of the Company filed on April 28, 1995.

10.1.5	Fifth Amendment to Lease, dated as of March 14, 1995, between Carven Associates and
    Ann Taylor.  Incorporated by reference to Exhibit 10.15.5 to the Annual Report on
   Form 10-K of the Company filed on April 28, 1995.

10.1.6	Sixth Amendment to Lease, dated as of January 5, 1996, between Pacific Metropolitan
   Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.6 to the Annual
    Report on Form 10-K of the Company filed on April 30, 1998.

10.1.7	Seventh Amendment to Lease, dated as of June 5, 1996, between Pacific Metropolitan
    Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.7 to the Annual
   Report on Form 10-K of the Company filed on April 30, 1998.

10.1.8	Eighth Amendment to Lease, undated, between Pacific Metropolitan Corporation and Ann
   Taylor. Incorporated by reference to Exhibit 10.8.8 to the Annual Report on Form 10-K of
   the Company filed on April 30, 1998.

10.1.9	Ninth Amendment to Lease, dated as of May 13, 1997, between Pacific Metropolitan
    Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.9 to the Annual
   Report on Form 10-K of the Company filed on April 30, 1998.

10.1.10	Tenth Amendment to Lease, dated as of May 21, 1997, between Pacific Metropolitan
   Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.10 to the Annual
   Report on Form 10-K of the Company filed on April 30, 1998.

Exhibit Number
10.1.11	Eleventh Amendment to Lease, dated as of May 15, 1998, between Pacific Metropolitan
     Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.3.11 to the
     Annual Report on Form 10-K of the Company filed on March 29, 1999.

10.1.12	Sublease Agreement, dated as of February 23, 1999, between Societe Air France formerly known as Compagnie Nationale Air France) and Ann Taylor. Incorporated by
    reference to Exhibit 10.2.12 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

*10.2	Amended and Restated Tax Sharing Agreement, dated as of November 10, 2003, between the Company and AnnTaylor.
†10.3	The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit
   Award Plan, Amended and Restated as of February 23, 1994 (the "1992 Plan").
   Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the
   Company filed on May 1, 1997.

†10.3.1	Amendment to the 1992 Plan, as approved by stockholders on June 18, 1997.
   Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of the Company for the
   Quarter ended August 2, 1997 filed on September 12, 1997.

†10.3.2	Amendment to the 1992 Plan dated as of January 16, 1998. Incorporated by reference to Exhibit 10 of Form 8-K of the Company filed on March 12, 1998.
†10.3.3	Amendment to the 1992 Plan dated as of May 12, 1998. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of the Company for the Quarter ended April 2, 1998 filed on June 16, 1998.
†10.3.4	Amendment to the 1992 Plan dated as of March 10, 2000. Incorporated by reference to Exhibit 10.8.4 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.
*†10.3.5	Amendment to the 1992 Plan effective as of March 9, 2004.
†10.4	The AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan
   (the "2000 Plan"). Incorporated by reference to Exhibit 10.4 to the Annual Report on
   Form 10-K of the Company filed on April 1, 2003.

†10.4.1	First Amendment to the 2000 Plan, adopted January 29, 2002. Incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.
*†10.4.2	Second Amendment to the 2000 Plan, effective as of March 9, 2004.
†10.5	AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit
   Award Plan (the "2002 Plan").  Incorporated by reference to Exhibit 10.9 to the Annual
   Report on Form 10-K of the Company filed on April 4, 2002.

†10.5.1	First Amendment to then 2002 Plan, effective as of March 11, 2003. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended May 3, 2003 filed on June 13, 2003.
*†10.5.2	Second Amendment to the 2002 Plan, effective as of March 9, 2004.

Exhibit Number
†10.6	AnnTaylor Stores Corporation 2003 Equity Incentive Plan (the "2003 Plan"). Incorporated
   by reference to Exhibit 10.3 to the Form 10-Q of the Company for the Quarter ended
   May 3, 2003 filed on June 13, 2003.

*†10.6.1	First Amendment to the 2003 Plan, effective as of March 9, 2004.
†10.7	AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan. Incorporated by reference to Exhibit A to the Proxy Statement of the Company filed on April 4, 2002.
†10.8	AnnTaylor Stores Corporation Deferred Compensation Plan ("Deferred
   Compensation Plan"). Incorporated by reference to Exhibit 10.33 to the
   Annual Report on Form 10-K of the Company filed on April 28, 1995.

†10.8.1	Amendment to the Deferred Compensation Plan as approved by the Board
   of Directors on August 11, 1995.   Incorporated by reference to Exhibit 10.33.1 to the
   Form 10-Q of the Company for the Quarter ended on July 29, 1995 filed on September
   12, 1995.

†10.8.2	Amendment to the Deferred Compensation Plan, effective as of January 1, 2002. Incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.
10.9	Second Amended and Restated Credit Agreement, dated as of November 14, 2003, by and among Ann Taylor, Annco, Inc., AnnTaylor Distribution Services, Inc.,
   AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent.
   Incorporated by reference to Exhibit 10.1 on Form 8-K of the Company filed on
   November 14, 2003.

10.10	Second Amended and Restated Pledge and Security Ageement, dated as of November
   14, 2003, by the Company, Ann Taylor, Annco, Inc., AnnTaylor Distribution
   Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A. in its capacity as administrative agent for each of the Lenders party to the Credit
    Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K of the Company filed on November 14, 2003.

10.11	Second Amended and Restated Parent Guaranty, dated as of November 14, 2003 made by the Company in favor of Bank of America, N.A. in its capacity as administrative agent for each of the Lenders party to the Credit Agreement.
   Incorporated by reference to Exhibit 10.3 on Form 8-K of the Company filed on November 14, 2003..

†10.12	AnnTaylor Stores Corporation Long-Term Cash Incentive Compensation Plan. Incorporated by reference to Exhibit A to the Proxy Statement filed on April 1, 2003.
†10.13	AnnTaylor Stores Corporation Special Severence Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.
†10.14	Employment Agreement, dated as of February 1, 1994, between the Company and Sallie
   Frame Kasaks. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of the
   Company for the Quarter ended Ocober 29, 1994 filed on December 12, 1994.

†10.15	Employment Agreement, dated as of January 29, 2002, between the Company and
     J. Patrick Spainhour. Incorporated by reference to Exhibit 10.5 to the Annual
     Report on Form 10-K of the Company filed on April 4, 2002.

Exhibit Number
†10.16	Employment Agreement, dated as of March 7, 2001, between the Company and Barry
     Erdos ("Erdos Agreement"). Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Company filed on April 5, 2001.

†10.16.1	Amendment, dated as of June 1, 2001, to the Erdos Agreement. Incorporated by reference to Exhibit 10.17.1 to the Form 10-Q of the Company for the Quarter ended May 5, 2001 filed on June 18, 2001.
†10.16.2	Amendment No. 2, dated as of November 25, 2001, to the Erdos Agreement. Incorporated by reference to Exhibit 10.19.2 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.
*†10.17	Separation agreement, dated as of March 9, 2004, between the Company and Barry Erdos.
†10.18	Employment Agreement, dated as of April 24, 2001, between the Company and Kim Roy
     ("Roy Agreement"). Incorporated by reference to Exhibit 10.19 to the Form 10-Q of the Company for the Quarter ended May 5, 2001 filed on June 18, 2001.

†10.18.1	Amendment No. 1, dated as of November 25, 2001, to the Roy Agreement. Incorporated by reference to Exhibit 10.20.1 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.
*10.19	Employment Agreement, dated as of January 29, 2004, between the Company and Katherine Lawther Krill.
†10.20	Employment Agreement, dated as of March 28, 2003, between the Company and
      Jerome Jessup. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the
      Company for the Quarter ended May 3, 2003 filed on June 13, 2003.

21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K of the Company filed on April 1, 2003.
*23	Consent of Deloitte & Touche LLP.
*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed electronically herewith.
†Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNTAYLOR STORES CORPORATION

Date: March 16, 2004	By: /s/ J. Patrick Spainhour
J. Patrick Spainhour
Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. Patrick Spainhour	Chairman, Chief Executive	March 16, 2004
J. Patrick Spaihour	Officer and Director	Date
(Principal Executive Officer)

/s/ James M. Smith	Executive Vice President,	March 16, 2004
James M. Smith	Chief Financial Officer	Date
and Treasurer
(Principal Financial Officer)

/s/ Sallie A. DeMarsilis	Senior Vice President, Finance	March 16, 2004
Sallie A. DeMarsilis	(Principal Accounting Officer)	Date

/s/ James J. Burke, Jr.	Director	March 16, 2004
James J. Burke, Jr.		Date

/s/ Wesley E. Cantrell	Director	March 16, 2004
Wesley E. Cantrell		Date

/s/ Robert C. Grayson	Director	March 16, 2004
Robert C. Grayson		Date

/s/ Ronald W. Hovsepian	Director	March 16, 2004
Ronald W. Hovsepian		Date

/s/ Rochelle B. Lazarus	Director	March 16, 2004
Rochelle B. Lazarus		Date

/s/ Michael W. Trapp	Director	March 16, 2004
Michael W. Trapp		Date

ANNTAYLOR STORES CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of
      ANNTAYLOR STORES CORPORATION:

        We have audited the accompanying consolidated financial statements of AnnTaylor Stores Corporation and its subsidiaries, listed in the accompanying index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at January 31, 2004 and February 1, 2003 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill on February 3, 2002 to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
New York, New York
March 9, 2004

ANNTAYLOR STORES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Fiscal Years Ended January 31, 2004, February 1, 2003 and February 2, 2002

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(in thousands, except per share amounts)

Net sales	$1,587,708	$1,380,966	$1,299,573
Cost of sales	721,463	633,473	651,808

Gross margin	866,245	747,493	647,765
Selling, general and administrative expenses	694,590	612,479	576,584
Amortization of goodwill	--	--	11,040

Operating income	171,655	135,014	60,141
Interest income	3,298	3,279	1,390
Interest expense	6,665	6,886	6,869

Income before income taxes	168,288	131,407	54,662
Income tax provision	67,346	51,249	25,557

Net income	$100,942	$80,158	$29,105

Basic earnings per share	$2.27	$1.81	$0.67

Diluted earnings per share	$2.13	$1.72	$0.67

See accompanying notes to consolidated financial statements.

ANNTAYLOR STORES CORPORATION
CONSOLIDATED BALANCE SHEETS
January 31, 2004 and February 1, 2003

	January 31, 2004	February 1, 2003
	(in thousands)
ASSETS

Current assets
Cash and cash equivalents	$337,087	$212,821
Accounts receivable	12,476	10,567
Merchandise inventories	172,058	182,984
Prepaid expenses and other current assets	55,747	46,599

Total current assets	577,368	452,971
Property and equipment, net	265,569	247,115
Goodwill, net	286,579	286,579
Deferred financing costs, net	4,886	4,170
Other assets	17,471	17,691

Total assets	$1,151,873	$1,008,526

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$52,170	$54,558
Accrued salaries and bonus	23,714	27,567
Accrued tenancy	11,185	10,808
Gift certificates and merchandise credits redeemable	32,120	25,637
Accrued expenses	42,431	30,325

Total current liabilities	161,620	148,895
Long-term debt, net	125,152	121,652
Deferred lease costs and other liabilities	34,465	23,561

Stockholders' equity
Common stock, $.0068 par value; 120,000,000
shares authorized; 49,465,620 and 48,932,860
shares issued, respectively	336	332
Additional paid-in capital	516,824	500,061
Retained earnings	393,926	296,113
Deferred compensation on restricted stock	(6,148)	(3,968)

	904,938	792,538
Treasury stock, 4,087,620 and 4,050,972 shares
respectively, at cost	(74,302)	(78,120)

Total stockholders' equity	830,636	714,418

Total liabilities and stockholders' equity	$1,151,873	$1,008,526

See accompanying notes to consolidated financial statements.

ANNTAYLOR STORES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
(in thousands)

	Common Stock					Treasury
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Restricted Stock Awards	Shares	Amount
Balance at February 3, 2001	47,751	$324	$475,393	$189,985	$(1,723)	4,518	$(89,950)
Net income	--	--	--	29,105	--	--	--
Exercise of stock options and
related tax benefit	264	2	4,535	(431)	--	(57)	1,386
Activity related to common
stock issued as employee
incentives	156	1	2,941	(59)	(7,573)	(251)	6,479
Issuance of common stock pursuant
to Associate Discount Stock
Purchase Plan	105	1	1,713	--	--	--	--

Balance at February 2, 2002	48,276	328	484,582	218,600	(9,296)	4,210	(82,085)
Net income	--	--	--	80,158	--	--	--
Exercise of stock options and
related tax benefit	387	2	9,504	(2,768)	--	(314)	8,039
Activity related to common
stock issued as employee
incentives	142	1	3,616	123	5,328	155	(4,074)
Issuance of common stock pursuant
to Associate Discount Stock
Purchase Plan	128	1	2,359	--	--	--	--

Balance at February 1, 2003	48,933	332	500,061	296,113	(3,968)	4,051	(78,120)
Net income	--	--	--	100,942	--	--	--
Exercise of stock options and
related tax benefit	434	3	13,907	(2,701)	--	(514)	13,212
Activity related to common
stock issued as employee
incentives	(3)	--	998	(428)	(2,180)	(129)	3,387
Repurchase of common stock	--	--	--	--	--	680	(12,781)
Issuance of common stock pursuant
to Associate Discount Stock
Purchase Plan	102	1	1,858	--	--	--	--

Balance at January 31, 2004	49,466	$336	$516,824	$393,926	$(6,148)	4,088	$(74,302)

See accompanying notes to consolidated financial statements.

ANNTAYLOR STORES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended January 31, 2004, February 1, 2003 and February 2, 2002

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(in thousands)
Operating activities:
Net income	$100,942	$80,158	$29,105
Adjustments to reconcile net income to net cash
provided by operating activities
Amortization of deferred compensation	3,678	5,931	1,841
Amortization of goodwill	--	--	11,040
Deferred income taxes	3,771	12,008	(5,115)
Depreciation and amortization	51,825	47,687	43,529
Gain on sale of proprietary credit card	--	(2,095)	--
Loss on disposal and write-down of property
and equipment	1,085	1,384	9,483
Non-cash interest	4,320	4,261	4,140
Provision for loss on accounts receivable	--	--	1,443
Tax benefit from exercise of stock options	4,050	3,548	981
Changes in assets and liabilities:
Accounts receivable	(1,909)	(475)	(8,750)
Merchandise inventories	10,926	(2,867)	(9,486)
Prepaid expenses and other current assets	(8,570)	(898)	6,948
Other non-current assets and liabilities, net	6,775	(4,272)	(2,303)
Accounts payable and accrued expenses	12,725	14,677	(4,277)

Net cash provided by operating activities	189,618	159,047	78,579

Investing activities:
Proceeds from sale of proprietary credit card	--	57,800	--
Purchases of property and equipment	(71,364)	(45,450)	(83,693)

Net cash provided (used) by investing activities	(71,364)	12,350	(83,693)

Financing activities:
Common stock activity related to stock based
compensation programs, net	20,329	12,652	6,173
Payment of financing costs	(1,536)	(15)	(1,583)
Repurchases of common stock	(12,781)	--	--
Payments on mortgage	--	(1,250)	(1,401)

Net cash provided by financing activities	6,012	11,387	3,189

Net increase (decrease) in cash	124,266	182,784	(1,925)
Cash, beginning of year	212,821	30,037	31,962

Cash, end of year	$337,087	$212,821	$30,037

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,202	$1,307	$2,504

Cash paid during the year for income taxes	$56,147	$40,088	$19,170

See accompanying notes to consolidated financial statements.

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

        The Company is a leading national specialty retailer of better quality women’s apparel, shoes and accessories sold principally under the Ann Taylor and Ann Taylor Loft brands. Its principal market consists of the United States. The Company sells its products through traditional retail stores and over the Internet through its Online Store.

Basis of Presentation

        The consolidated financial statements include the accounts of AnnTaylor Stores Corporation (the “Company”) and its subsidiaries, including AnnTaylor, Inc. (“Ann Taylor”). The Company has no material assets other than the common stock of Ann Taylor and conducts no business other than the management of Ann Taylor. All intercompany accounts have been eliminated in consolidation.

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

Revenue Recognition

        The Company records revenue as merchandise is sold to clients. The Company’s policy with respect to gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability. Amounts related to shipping and handling billed to clients in a sales transaction are classified as revenue and the costs related to shipping product to clients (billed and unbilled) are classified as cost of goods sold. Reserves for estimated discounts, returns and allowances are provided when sales are recorded.

Cash and Cash Equivalents

        Cash and short-term highly liquid investments with original maturity dates of 3 months or less are considered cash or cash equivalents.

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Merchandise Inventories

        Merchandise inventories are valued at the lower of average cost or market, at the individual item level. Merchandise inventory value is reduced if the selling price is marked below cost. Physical inventory counts are performed annually in January, and estimates are made for any shortages between the previous physical inventory count and the balance sheet date.

Cost of Sales

        Cost of sales is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third party suppliers to the Company’s distribution center.

Store Pre-Opening Costs

        Non-capital expenditures, such as advertising and payroll costs incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Building	40 years
Leasehold improvements	3-10 years or term of lease, if shorter
Furniture, fixtures and equipment	2-10 years
Software	5 years

Deferred Rent Obligations

        Rent expense under non-cancelable operating leases with scheduled rent increases and landlord incentives is accounted for on a straight-line basis over the lease term. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability.

Deferred Financing Costs

        Deferred financing costs are being amortized using the interest method over the term of the related debt. Accumulated amortization at January 31, 2004 and February 1, 2003 was $5,101,000 and $4,458,000 respectively. Amortization expense recognized was $820,000, $889,000, and $820,000 in Fiscal 2003, Fiscal 2002, and Fiscal 2001, respectively.

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Summary of Significant Accounting Policies (Continued)

Finance Service Charge Income

        On February 4, 2002, the Company sold its proprietary credit card portfolio to World Financial Network National Bank. The associated gain of $2,095,000 is reported in selling, general and administrative expenses in the Consolidated Statements of Income. In connection with the sale, the Company contracted with Alliance Data Systems (“ADS”) to provide private label credit card services to proprietary Ann Taylor credit card clients. ADS pays the Company a percentage of all collected finance charges which is recorded as a reduction of selling, general and administrative expenses in the Consolidated Statements of Income.

        During Fiscal 2001 income from finance charges relating to owned customer receivables was $9,354,000 and was deducted from selling, general and administrative expenses in the Consolidated Statements of Income.

Goodwill and Other Long-Lived Assets

         The Company acquired Ann Taylor in a leveraged buyout in 1989. As a result of that transaction, $380,250,000, representing the excess of the allocated purchase price over the fair value of the Company’s net assets, was recorded as goodwill and was amortized on a straight-line basis through the end of Fiscal 2001 using an assumed 40 year life. In addition, as a result of the September 1996 acquisition of the operations that became the Company’s sourcing division, the Company recorded goodwill of $38,430,000 that was amortized on a straight-line basis through the end of Fiscal 2001 using an assumed 25 year life. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets” on February 3, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. The Company performs annual impairment testing which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill is necessary. As a result of this testing, the Company concluded that there was no such impairment loss at January 31, 2004 or February 1, 2003. This will be reevaluated annually, or more frequently if necessary, using similar testing. In the case of long-lived tangible assets, if the undiscounted future cash flows related to the long-lived assets are less than the assets’ carrying value, a similar impairment charge would be considered. Management’s estimate of future cash flows is based on historical experience, knowledge, and market data.

        Net income and earnings per share for Fiscal 2001, adjusted to exclude the after-tax effect of goodwill amortization, are as follows:

(in thousands, except per share amounts)

Reported net income	$29,105
Goodwill amortization (net of tax)	10,645

Adjusted net income	$39,750

Basic earnings per share:
As reported	$0.67
Goodwill amortization (net of tax)	0.25

Adjusted basic earnings per share	$0.92

Diluted earnings per share:
As reported	$0.67
Goodwill amortization (net of tax)	0.23

Adjusted diluted earnings per share	$0.90

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Advertising

        Costs associated with the production of advertising, such as printing and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising appears in print. Costs of direct mail catalogs and postcards are expensed when the advertising is scheduled to arrive in clients’ homes. Advertising costs were approximately $39,000,000, $30,600,000 and $34,000,000 in Fiscal 2003, 2002 and 2001, respectively.

Stock-based Awards

        The Company accounts for stock-based awards and employees’ purchase rights under the Stock Purchase Plan using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards granted at fair market value and employees’ purchase rights under the Associate Discount Stock Purchase Plan (see Note 6). Had compensation costs of option awards and employees’ purchase rights been determined under a fair value alternative method as stated in SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123", the Company would have been required to prepare a fair value model for such options and employees’ purchase rights, and record such amount in the consolidated financial statements as compensation expense. Pro forma stock based employee compensation costs, net income and earnings per share, as they would have been recognized if the fair value method had been applied to all awards, are presented in the table below. See Note 6 for the weighted average assumptions used in determining the fair value of option grants.

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(dollars in thousands, except per share data)
Net income:
As reported	$ 100,942	$ 80,158	$29,105
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(3,517)	(3,790)	(3,514)

Pro forma	$ 97,425	$ 76,368	$25,591

Basic earnings per share:
As reported	$ 2.27	$ 1.81	$ 0.67

Pro forma	$ 2.19	$ 1.73	$ 0.59

Diluted earnings per share:
As reported	$ 2.13	$ 1.72	$ 0.67

Pro forma	$ 2.06	$ 1.64	$ 0.59

      Deferred Compensation

        Restricted stock awards result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of stockholders’ equity and is amortized to operating expenses over the vesting period of the stock award.

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets will be realized in the future.

        Under the asset and liability method, deferred tax assets and liabilities are recognized, and income or expense is recorded, for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company and its domestic subsidiaries file a consolidated Federal income tax return, while the Company’s foreign subsidiaries file in their respective local jurisdictions.

Segments

        The Company has aggregated its Ann Taylor and Ann Taylor Loft brands based on the aggregation criteria outlined in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, which states that two or more operating segments may be aggregated into a single operating segment if aggregation is consistent with the objective and basic principles of the Statement, if the segments have similar economic characteristics, similar product, similar production process, similar clients, and similar methods of distribution.

        Ann Taylor and Ann Taylor Loft have similar economic characteristics and similar operating, financial and competitive risks. Ann Taylor and Ann Taylor Loft are similar in nature of product, as they both offer women’s apparel, shoes and accessories. The merchandise inventory for both Ann Taylor and Ann Taylor Loft is sourced from the same countries and some of the same vendors, using similar production processes. Ann Taylor and Ann Taylor Loft clients have similar characteristics, based on independent market research. Ann Taylor and Ann Taylor Loft merchandise is distributed to retail stores in a similar manner, through the Company’s Louisville Distribution Center. In addition, both Ann Taylor and Ann Taylor Loft are distributed to stores in a similar manner, through the Company’s retail stores located primarily in malls and downtown areas.

Comprehensive Income

        SFAS No. 130, “Comprehensive Income”, requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners. For all years presented, there are no material items requiring separate disclosure in accordance with this statement.

Reclassification

        Certain Fiscal 2002 and Fiscal 2001 amounts have been reclassified to conform to the Fiscal 2003 presentation.

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In December 2003, Financial Accounting Standards Board (the “FASB”) revised and reissued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 must be applied no later than as of the end of the first reporting period ending after March 15, 2004. Management has determined FIN No. 46 will have no impact on the Company’s consolidated financial statements.

        In April 2003 the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management has evaluated the provisions of SFAS No. 149, and determined that it has had no impact on the Company’s consolidated financial statements for the periods presented. The Company will evaluate contracts entered into in future periods and record them in accordance with the provisions of SFAS No. 149.

        In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for certain financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003 for financial instruments included in its scope. The adoption of SFAS No. 150 has had no impact on the Company’s consolidated financial statements for the periods presented. The Company will record financial instruments entered into or modified in future periods in accordance with the provisions of SFAS No. 150.

        In December 2003, the FASB revised and reissued SFAS No. 132. This statement revises disclosures about pension plans and other postretirement benefit plans and is effective for financial statements for fiscal years ending after December 15, 2003. The Company has adopted the additional disclosure requirements of this statement, which are presented in Note 8 of the Consolidated Financial Statements.

2.    Property and Equipment

        Property and equipment consists of the following:

	Fiscal Years Ended
	January 31, 2004	February 1, 2003
	(in thousands)
Land and building	$10,040	$10,040
Leasehold improvements	194,737	171,404
Furniture and fixtures	318,228	277,917
Construction in progress	19,444	19,134

	542,449	478,495
Less accumulated depreciation and amortization	276,880	231,380

Net property and equipment	$265,569	$247,115

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.   Long-Term Debt

        During Fiscal 1999, the Company completed the issuance of an aggregate of $199,072,000 principal amount at maturity of its Convertible Subordinated Debentures due 2019 (“Convertible Debentures”). The Convertible Debentures were sold at an original issue price of $552.56 per $1,000 principal amount at maturity of Debenture. Cash interest is payable on the principal amount at maturity of the Convertible Debentures at the rate of 0.55% per annum. This interest rate and the accrual of original issue discount represent a yield to maturity on the Convertible Debentures of 3.75%. The Convertible Debentures are convertible at the option of the holders thereof into 18.117 shares of the Company’s common stock per $1,000 principal amount at maturity of Debenture. The Convertible Debentures may be redeemed at the Company’s option on or after June 18, 2004. In addition, the Company is obligated to purchase on specified purchase dates, beginning June 18, 2004 and each five years thereafter, at specified Put Prices plus accrued cash interest to the purchase date, any outstanding Convertible Debentures for which a written notice has been received from the holder. The Company is evaluating possible options related to the Convertible Debentures however, as of the date of this filing, the Company has no intention to redeem any of the Convertible Debentures.

        The net carrying amount of the Company’s Convertible Debentures at January 31, 2004 and February 1, 2003 was $125,152,000 and $121,652,000, respectively. The estimated fair value of these Convertible Debentures at January 31, 2004 and February 1, 2003 was $149,579,000 and $122,810,000, respectively. In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company determined the estimated fair value of its Convertible Debentures using quoted market information, as available. As judgment is involved, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The Company’s obligations with respect to the Convertible Debentures are unconditionally guaranteed on a subordinated basis by the Company’s wholly owned operating subsidiary, Ann Taylor.

        On November 14, 2003, Ann Taylor and certain of its subsidiaries entered into a Second Amended and Restated $175,000,000 senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility, which, at the Company’s option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250,000,000, amended Ann Taylor’s then existing $175,000,000 bank credit agreement scheduled to expire in April 2004. The Credit Facility matures on November 13, 2008 and will be used by Ann Taylor and certain of its subsidiaries for letters of credit and other general corporate purposes.

        Loans outstanding under the Credit Facility at any time may not exceed $75,000,000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under the Credit Facility at any point during Fiscal 2003 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled $96,814,000 and $97,114,000 as of January 31, 2004 and February 1, 2003, respectively.

        Amounts outstanding under the Credit Facility bear interest at a rate equal to, at Ann Taylor’s option, the Bank of America Base Rate, or Eurodollar Rate, plus a margin of up to 0.25%, and 1.25% to 2.00%, respectively. In addition, Ann Taylor is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.325% to 0.40% per annum. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.75% and from 1.25% to 2.00%, respectively. The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens.

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

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.   Long-Term Debt (Continued)

        The lenders have been granted a pledge of the common stock of Ann Taylor and certain of its subsidiaries, and a security interest in substantially all real and personal property (other than leasehold interests) and all other assets of Ann Taylor and certain of its subsidiaries, as collateral for Ann Taylor’s obligations under the Credit Facility.

        During Fiscal 2002, the seven year mortgage loan related to the Company’s distribution center land and building in Louisville, Kentucky was paid in full. Ann Taylor and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., were parties to the $7,000,000 seven-year mortgage loan.

4.   Commitments and Contingencies

Leases

        The Company occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Some leases also contain early termination options, which can be exercised by the Company under specific conditions. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. In addition, most of the leases require payment of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments.

        The Company also leases certain office equipment for its corporate offices and store locations under non-cancelable operating leases, all of which have 3-year terms.

        Future minimum lease payments under non-cancelable operating leases as of January 31, 2004 are as follows:

Fiscal Year	(in thousands)

2004	164,570
2005	160,538
2006	140,150
2007	130,814
2008	121,685
2009 and thereafter	414,872

Total	$1,132,629

        Rent expense for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 was as follows:

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(in thousands)

Minimum rent	$133,391	$123,322	$107,858
Percentage rent	1,575	1,617	2,006

Total	$134,966	$124,939	$109,864

Other

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

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Net Income per Share

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

        In April 2002, the Company’s Board of Directors approved a 3-for-2 split of the Company’s common stock, in the form of a stock dividend. One additional share of common stock for every two shares owned was distributed on May 20, 2002 to stockholders of record at the close of business on May 2, 2002. Shares outstanding, as well as basic and diluted earnings per share (restated for the effect of the stock split) follow:

	Fiscal Years Ended
	January 31, 2004			February 1, 2003			February 2, 2002
	(in thousands, except per share amounts)

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share
Income available
to common stockholders	$100,942	44,409	$2.27	$80,158	44,248	$1.81	$29,105	43,325	$0.67

Effect of Dilutive Securities
Stock options and
restricted stock	--	748		--	447		--	336
Convertible Debentures	2,895	3,606		2,848	3,606		--	--
Diluted Earnings per Share
Income available
to common stockholders	$103,837	48,763	$2.13	$83,006	48,301	$1.72	$29,105	43,661	$0.67

        Options to purchase 266,250, 1,088,874 and 3,113,160 shares of common stock were excluded from the above computations of weighted average shares for diluted earnings per share for Fiscal 2003, 2002 and 2001, respectively. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods. Additionally, conversion of the Convertible Debentures into common stock is excluded from the computation of diluted earnings per share for Fiscal 2001, due to the antidilutive effect of the conversion for that period.

6.   Other Equity and Stock Incentive Plans

Preferred Stock

        At January 31, 2004, February 1, 2003 and February 2, 2002, there were 2,000,000 shares of preferred stock, par value $0.01, authorized and unissued.

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.   Other Equity and Stock Incentive Plans (Continued)

Repurchase Program

        In August 2002, the Company’s Board of Directors authorized a $50,000,000 securities repurchase program, which was increased to $75,000,000 (not including the value of shares already repurchased under the original program) by the Company’s Board of Directors on March 9, 2004. The repurchase program is subject to compliance with the Company’s Credit Facility. Pursuant to this program, purchases of shares of the Company’s common stock and/or its Convertible Debentures due 2019 may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will become treasury shares and available for general corporate and other purposes. Repurchased Convertible Debentures will be cancelled. The Company repurchased 680,000 shares of its common stock during the first quarter of Fiscal 2003 in connection with this securities repurchase program, at a total cost of approximately $12,800,000. No Convertible Debentures have been repurchased.

Associate Discount Stock Purchase Plan

        In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”). In Fiscal 2002, an additional 600,000 shares of the Company’s common stock were reserved for issuance under the Stock Purchase Plan. Under the terms of the Stock Purchase Plan, which was revised during Fiscal 2003, eligible employees may purchase shares of the Company’s common stock quarterly, at a price equal to the lower of 85% of the closing price of the Company’s common stock on the grant date or the purchase date of each quarterly stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. During Fiscal 2003, Fiscal 2002 and Fiscal 2001, 102,131, 128,248, and 105,032 shares respectively were issued pursuant to the Stock Purchase Plan, at an average price per share of $18.20, $18.40 and $16.33, respectively. At January 31, 2004, there were 477,683 shares available for future issuance under the Stock Purchase Plan.

Stock Incentive Plans

        The Company has established four stock incentive plans, which are summarized below:

			Shares Reserved
Year Established	Defined Name	Plan Description	Restricted Stock (a)	Total Authorized	Shares Reserved for Issuance at January 31, 2004	Available For Future Grant
1992 (b)	1992 Plan	Stock option and restricted stock and unit award plan	475,000	4,750,000	2,156,977	--

2000	2000 Plan	Stock option and restricted stock and unit award plan	375,000	1,500,000	726,381	52,563

2001	2002 Plan	Stock option and restricted stock and unit award plan	525,000	3,000,000	2,537,344	537,955

2003	2003 Plan	Stock option and restricted stock and unit award plan	440,000	2,200,000	2,188,334	1,885,209

(a)	The Company may issue restricted stock grants up to the levels presented under each plan, however shares not used for this purpose are available for issuance as stock option grants, except for 100,000 shares under the 1992 Plan.

(b)	Amended in 1994 to include restricted stock and unit awards.

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.   Other Equity and Stock Incentive Plans (Continued)

Stock Incentive Plans (Continued)

        Each of the Plans described above also includes an acceleration clause by which all options not exercisable by their terms will, upon the occurrence of certain events, become exercisable. Under the terms of all Plans, the exercise price of any option may not be less than 100% of the fair market value of the common stock on the date of grant.

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

        The following table summarizes stock option transactions for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002:

	Option Prices	Weighted Average Price	Number of Shares
Options outstanding at February 3, 2001	$ 7.67 - $31.79	$20.14	3,384,493
Granted	$16.69 - $25.30	$22.43	2,826,150
Exercised	$ 9.46 - $23.59	$14.09	(320,355)
Canceled	$10.33 - $30.00	$20.62	(402,567)

Options outstanding at February 2, 2002	$ 7.67 - $31.79	$21.65	5,487,721
Granted	$22.85 - $30.59	$27.98	180,000
Exercised	$ 7.67 - $29.50	$16.01	(701,339)
Canceled	$14.00 - $29.50	$22.59	(504,962)

Options outstanding at February 1, 2003	$ 7.67 - $31.79	$22.69	4,461,420
Granted	$19.06 - $39.74	$23.08	1,319,500
Exercised	$10.33 - $31.79	$21.49	(948,037)
Canceled	$15.54 - $29.50	$23.72	(291,849)

Options outstanding at January 31, 2004	$ 9.67 - $39.74	$22.99	4,541,034

        Options for 1,900,269, 1,792,177 and 1,094,978 shares were exercisable as of January 31, 2004, February 1, 2003 and February 2, 2002, respectively, and had a weighted average exercise price of $23.40, $23.03 and $17.97 per share, respectively.

        The following table summarizes information concerning options outstanding and exercisable at January 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 8.54 - $12.80	260,250	2.7	$10.95	258,375	$10.95
$12.80 - $17.07	445,526	6.2	$16.02	232,705	$15.85
$17.07 - $21.34	1,267,412	8.2	$18.90	68,562	$18.81
$21.34 - $25.61	1,541,035	7.8	$24.97	651,191	$25.18
$25.61 - $29.88	771,811	5.7	$29.21	669,561	$29.36
$29.88 - $34.14	87,500	8.6	$32.47	19,875	$30.55
$34.14 - $38.41	15,000	9.7	$35.90	--	$ --
$38.41 - $42.68	152,500	9.9	$39.69	--	$ --

$ 8.54 - $42.68	4,541,034	7.2	$22.99	1,900,269	$23.40

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Other Equity and Stock Incentive Plans (Continued)

Stock Incentive Plans (Continued)

        The weighted average fair values of options at their grant date during Fiscal 2003, 2002 and 2001, where the exercise price equaled the market price on the date of grant, were $9.07, $15.95 and $12.92, respectively. The estimated fair value of each option grant is calculated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Expected volatility	51.4%	74.7%	77.3%
Risk-free interest rate	1.2%	1.7%	3.1%
Expected life (years)	4.0	4.0	4.0
Dividend yield	--	--	--

        All the plans allow for restricted stock awards, and the 1992 Plan, 2002 Plan, and 2003 Plan also include restricted unit awards. A unit represents the right to receive the cash value of a share of common stock on the date the restrictions on the unit lapse. The restrictions on restricted stock or restricted unit grants generally lapse over a four-year period from the date of the grant. In the event a grantee terminates employment with the Company, any restricted stock or restricted units remaining subject to restrictions are forfeited. During Fiscal 2003, 2002 and 2001 certain executives were awarded restricted common stock. The resulting unearned compensation expense, based upon the market value on the date of grants, was charged to stockholders’ equity and is being amortized over the restricted period.

        The following table summarizes restricted stock activity and its impact on net income for the years ended January 31, 2004, February 1, 2003 and February 2, 2002.

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(dollars in thousands)
Shares outstanding - beginning of period	405,275	557,127	161,753
Shares granted	224,500	36,150	481,500
Shares vested	(170,495)	(172,627)	(12,501)
Shares forfeited	(22,875)	(15,375)	(73,625)

Shares outstanding - end of period	436,405	405,275	557,127

Compensation expense	$3,678	$5,937	$1,855

Stockholder Rights Plan

        On May 18, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan (“Rights Plan”). Rights under the Rights Plan (“Rights”) were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on May 30, 2000. As a result of the 3-for-2 split of the Company’s common stock on May 20, 2002, each share of common stock now represents two-thirds of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the voting power of the Company as represented by the Company’s common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the voting power of the Company as represented by the Company’s common stock, holders of the Rights, other than the person or group triggering their exercise, will be able to purchase, in exchange for the $125 exercise price, shares of the Company’s common stock or of any company into which the Company is merged having a value of $250. The Rights will expire on May 18, 2010. No Rights were exercised under the Rights Plan in Fiscal 2003.

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.   Income Taxes

        The provision for income taxes for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 consists of the following:

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(in thousands)
Federal:
Current	$48,595	$32,959	$27,492
Deferred	4,947	10,467	(4,359)

Total federal	53,542	43,426	23,133

State and local:
Current	14,291	5,726	2,589
Deferred	(1,100)	1,569	(756)

Total state and local	13,191	7,295	1,833

Foreign:
Current	690	577	591
Deferred	(77)	(49)	--

Total foreign	613	528	591

Total	$67,346	$51,249	$25,557

        The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 is as follows:

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(in thousands, except percentages)

Income before income taxes	$168,288	$131,407	$54,662
Federal statutory rate	35%	35%	35%

Provision for income taxes at federal statutory rate	58,901	45,993	19,132
State and local income taxes, net of federal
income tax benefit	6,983	5,364	2,916
Non-deductible amortization of goodwill	--	--	3,500
Earnings of foreign subsidiaries	263	(89)	29
Other	1,199	(19)	(20)

Provision for income taxes	$67,346	$51,249	$25,557

        The tax effects of significant items comprising the Company’s deferred tax assets as of January 31, 2004 and February 1, 2003 are as follows:

	January 31, 2004	February 1, 2003
	(in thousands)
Current:
Inventory	$5,743	$5,585
Accrued expenses	3,262	2,540
Real estate	(3,239)	(2,928)

Total current	$5,766	$5,197

Non-current:
Accrued expenses	$3,426	$1,108
Depreciation and amortization	(16,591)	(10,282)
Rent expense	7,742	6,950
Other	(1,472)	(332)

Total non-current	$(6,895)	$(2,556)

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.   Income Taxes (Continued)

        Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered permanently reinvested, which at January 31, 2004 amounted to approximately $6,804,000. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $2,162,000.

8.   Retirement Plans

Savings Plan

        The Company maintains a defined contribution 401(k) savings plan for substantially all full-time employees of Ann Taylor and its subsidiaries. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. The Company makes a matching contribution of 50% with respect to the first 3% of each participant’s annual earnings contributed to the plan. The Company’s contributions to the plan for Fiscal 2003, Fiscal 2002 and Fiscal 2001 were $1,387,000, $972,000 and $950,000, respectively.

Pension Plan

        Substantially all full-time associates of the Company who complete 1,000 hours of service are covered under a noncontributory defined benefit pension plan. The plan calculates benefits based on a career average formula.

        The following table provides information for the pension plan at January 31, 2004, and February 1, 2003:

	Fiscal Years Ended
	January 31, 2004	February 1, 2003
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$12,910	$9,023
Service cost	3,005	2,116
Interest cost	967	735
Actuarial loss	5,476	2,458
Benefits paid	(1,321)	(1,422)

Benefit obligation at end of year	$21,037	$12,910

Change in plan assets:
Fair value of plan assets at beginning of year	$15,888	$9,127
Actual return on plan assets	3,318	(1,339)
Employer contribution	4,000	9,522
Benefits paid	(1,321)	(1,422)

Fair value of plan assets at end of year	$21,885	$15,888

Funded status (fair value of plan assets less
benefit obligation)	$848	$2,978
Unrecognized net actuarial loss	10,033	7,268
Unrecognized prior service cost	39	44

Net amount recognized	$10,920	$10,290

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.   Retirement Plans (Continued)

Pension Plan (Continued)

Pension benefits recognized in the statement of financial position consist of:

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(in thousands)
Prepaid benefit cost	$10,920	$10,290	$2,865
Accrued benefit cost	--	--	--
Intangible assets	--	--	--
Accumulated other comprehensive income	--	--	--

Net amount included in total assets	$10,920	$10,290	$2,865

        The accumulated benefit obligation for all defined benefit pension plans was $21,037,000, $12,910,000 and $9,023,000 at January 31, 2004 and February 1, 2003 and February 2, 2002 respectively.

        The following table summarizes the components of Net Periodic Pension Cost:

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(in thousands)
Service cost	$3,005	$2,116	$1,524
Interest cost	967	735	523
Expected return on plan assets	(1,268)	(1,021)	(924)
Amortization of prior service cost	6	6	--
Amortization of net loss	660	261	6

Net periodic pension cost	$3,370	$2,097	$1,129

For the fiscal years ended January 31, 2004, and February 1, 2003 the following weighted-average assumptions were used to determine benefit obligations at the end of the fiscal years:

	Fiscal Years Ended
	January 31, 2004	February 1, 2003
Discount rate	6.00%	6.75%
Rate of increase in future compensation	4.00%	4.00%

        For the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 the following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Fiscal Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Discount rate	6.75%	7.50%	7.75%
Long-term rate of return on assets	8.50%	9.00%	9.00%
Rate of increase in future compensation	4.00%	4.00%	4.00%

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.   Retirement Plans (Continued)

Pension Plan (Continued)

         To develop the expected long-term rate of return on plan assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In light of this, and in view of current market conditions, the expected long-term rate of return on plan assets was reduced from 8.5% for the fiscal year ended January 31, 2004 to 7.25% for the fiscal year ending January 29, 2005.

        The Company’s pension plan weighted-average asset allocation at the end of the fiscal year, by asset category, are as follows:

	Fiscal Years Ended
	January 31, 2004	February 1, 2003
Asset Category
Equity securities	58%	50%
Debt securities	23%	33%
Other	19%	17%

Total	100%	100%

         The Company’s investment policy specifies a minimum investment of 50% but not more than 70% in equity securities, up to 30% but not more than 50% in debt securities, and up to 20% in other short-term investments. The Company reviews the returns on pension plan investments on a periodic basis in order to consider appropriate changes in the mix of assets in light of current market conditions. Equity securities do not include any of the Company’s common stock.

         While no contributions to the plan have been required, as the fair value of plan assets has been greater than the benefit obligation for all periods presented, the Company contributed $4,000,000 and $9,522,000 to the pension plan in Fiscal 2003 and Fiscal 2002, respectively. Although not required to make a contribution to the pension plan next year, the Company may likewise make a contribution in Fiscal 2004.

9.   Quarterly Financial Data — Unaudited

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Fiscal 2003
Net sales	$352,017	$390,207	$396,807	$448,677
Gross margin	189,015	202,561	228,776	245,893
Net income	$17,928	$21,177	$30,305	$31,532

Basic earnings per share	$0.41	$0.48	$0.68	$0.70
Diluted earnings per share	$0.39	$0.45	$0.63	$0.65

ANNTAYLOR STORES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Quarterly Financial Data — Unaudited (Continued)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Fiscal 2002
Net sales	$345,392	$343,143	$340,218	$352,213
Gross margin	186,563	181,178	196,458	183,294
Net income	$20,922	$18,202	$24,911	$16,123

Basic earnings per share	$0.48	$0.41	$0.56	$0.36
Diluted earnings per share	$0.45	$0.39	$0.53	$0.35

        In the fourth quarter of Fiscal 2002, the Company incurred a pre-tax nonrecurring charge related to the severance costs associated with a former executive’s employment agreement with the Company. In addition, the Company changed its vacation vesting policy for corporate associates in January 2003, which resulted in pre-tax savings. The combined effect of these items on fourth quarter pre-tax income resulted in a savings of $1,700,000.

        The sum of the quarterly per share data may not equal the annual amounts due to changes in the weighted average shares and share equivalents outstanding.