Form 10-Q
period 2004-06-04
TAYLOR ANN STORES CORP
filed 2004-06-04
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes |X|  No      .

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 28, 2004
Common Stock, $.0068 par value	69,039,153

INDEX TO FORM 10-Q

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Statements of Income
for the Quarters Ended May 1, 2004 and
May 3, 2003 (unaudited)	3
Condensed Consolidated Balance Sheets at
May 1, 2004 and January 31, 2004 (unaudited)	4
Condensed Consolidated Statements of Cash Flows
for the Quarters Ended May 1, 2004 and
May 3, 2003 (unaudited)	5
Notes to Condensed Consolidated Financial
Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURES	19

EXHIBIT INDEX	20

Note:  In April 2004, the Company's Board of Directors approved a 3-for-2 split of the Company's common stock in the form of a stock dividend.   All share and per share amounts herein are presented on a post-split basis.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ANNTAYLOR STORES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Quarters Ended May 1, 2004 and May 3, 2003
(unaudited)

	Quarters Ended
	May 1, 2004	May 3, 2003
	(in thousands, except per share amounts)

Net sales	$433,246	$352,017
Cost of sales	. 180,343	163,002

Gross margin	252,903	189,015
Selling, general and administrative expenses	199,288	158,618

Operating income	53,615	30,397
Interest income	1,001	688
Interest expense	1,670	1,694

Income before income taxes	52,946	29,391
Income tax provision	21,178	11,463

Net income	$31,768	$17,928

Basic earnings per share of common stock	$0.47	$0.27

Diluted earnings per share of common stock	$0.43	$0.26

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR STORES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
May 1, 2004 and January 31, 2004
(unaudited)

	May 1, 2004	January 31, 2004
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$348,768	$337,087
Accounts receivable	23,379	12,476
Merchandise inventories	214,057	172,058
Prepaid expenses and other current assets	64,928	55,747

Total current assets	651,132	577,368
Property and equipment, net	269,949	265,569
Goodwill, net	286,579	286,579
Deferred financing costs, net	1,693	4,886
Other assets	15,190	17,471

Total assets	$1,224,543	$1,151,873

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$75,957	$52,170
Accrued expenses	116,771	109,450
Convertible debentures, net	126,047	--

Total current liabilities	318,775	161,620
Long-term debt, net	--	125,152
Deferred lease costs and other liabilities	32,994	34,465

Stockholders' equity
Common stock, $.0068 par value; 120,000,000
shares authorized, 74,529,165 and
74,198,430 shares issued, respectively	338	336
Additional paid-in capital	534,742	516,824
Retained earnings	425,133	393,926
Deferred compensation on restricted stock	(14,054)	(6,148)

.	946,159	904,938
Treasury stock, 5,569,104 and 6,131,430 shares,
respectively, at cost	(73,385)	(74,302)

Total stockholders' equity	872,774	830,636

Total liabilities and stockholders' equity	$1,224,543	$1,151,873

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR STORES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters Ended May 1, 2004 and May 3, 2003
(unaudited)

	Quarters Ended
	May 1, 2004	May 3, 2003
	(in thousands)
Operating activities:
Net income	$31,768	$17,928
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Amortization of deferred compensation	1,716	780
Deferred income taxes	1,317	231
Depreciation and amortization	14,509	12,649
Loss on disposal of property and equipment	5	552
Non-cash interest	1,038	1,084
Tax benefit from exercise of stock options	5,286	53
Changes in assets and liabilities:
Accounts receivable	(10,903)	(10,069)
Merchandise inventories	(41,999)	(10,917)
Prepaid expenses and other current assets	(6,319)	(6,808)
Accounts payable and accrued expenses	31,108	(10,022)
Other non-current assets and liabilities, net	(319)	2,411

Net cash provided (used) by operating activities	27,207	(2,128)

Investing activities:
Purchases of property and equipment	(18,894)	(9,035)

Net cash used by investing activities	(18,894)	(9,035)

Financing activities:
Common stock activity related to stock
based compensation programs, net	15,997	(603)
Repurchase of common stock	(12,629)	(12,781)

Net cash provided (used) by financing activities	3,368	(13,384)

Net increase (decrease) in cash	11,681	(24,547)
Cash and cash equivalents, beginning of period	337,087	212,821

Cash and cash equivalents, end of period	$348,768	$188,274

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$270	$301

Cash paid during the period for income taxes	$5,579	$1,022

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

        The results of operations for the 2004 interim period shown in this Report are not necessarily indicative of results to be expected for the fiscal year.

        The January 31, 2004 Condensed Consolidated Balance Sheet amounts have been derived from the audited Consolidated Balance Sheet of AnnTaylor Stores Corporation (the “Company”).

        Detailed footnote information is not included in this Report. The financial information set forth herein should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 2003 Annual Report to Stockholders.

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

        In April 2004, the Company’s Board of Directors approved a 3-for-2 split of the Company’s common stock in the form of a stock dividend. One additional share of common stock for every two shares owned was distributed on May 26, 2004 to stockholders of record at the close of business on May 11, 2004. Share and per share data in the table below, and throughout this document, are presented on a post-split basis.

	Quarters Ended
	May 1, 2004			May 3, 2003
	(in thousands, except per share amounts)

	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Earnings per Share

Income available to common stockholders	$31,768	67,979	$0.47	$17,928	66,065	$0.27

Effect of Dilutive Securities

Stock options and restricted stock	--	1,710		--	399
Convertible Debentures	732	5,409		724	5,409

Diluted Earnings per Share

Income available to common stockholders	$32,500	75,098	$0.43	$18,652	71,873	$0.26

ANNTAYLOR STORES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- -(Continued)
(unaudited)

2.  Earnings Per Share (continued)

        Options to purchase 1,315,200 and 4,153,340 shares of common stock were excluded from the above computations of weighted average shares for diluted earnings per share for the quarters ended May 1, 2004 and May 3, 2003, respectively. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods.

3.  Share-based Payments

        The Company accounts for stock-based awards and employees’ purchase rights under the Associate Discount Stock Purchase Plan using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards granted at fair market value and employees’ purchase rights under the Associate Discount Stock Purchase Plan. Had compensation costs of option awards and employees’ purchase rights been determined under a fair value alternative method as stated in SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123", the Company would have been required to prepare a fair value model for such options and employees’ purchase rights, and record such amount in the consolidated financial statements as compensation expense. Pro forma stock based employee compensation costs, net income and earnings per share, as they would have been recognized if the fair value method had been applied to all awards, are presented in the table below:

	Quarters Ended
	May 1, 2004	May 3, 2003
	(dollars in thousands, except per share data)
Net income:
As reported	$31,768	$17,928
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(1,403)	(974)

Pro forma	$30,365	$16,954

Basic earnings per share:
As reported	$0.47	$0.27

Pro forma	$0.45	$0.25

Diluted earnings per share:
As reported	$0.43	$0.26

Pro forma	$0.41	$0.25

ANNTAYLOR STORES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- — (Continued)
(unaudited)

4.  Long-Term Debt

        During Fiscal 1999, the Company completed the issuance of an aggregate of $199,072,000 principal amount at maturity of its Convertible Subordinated Debentures due 2019 (“Convertible Debentures”). The Convertible Debentures may be redeemed at the Company’s option on or after June 18, 2004. In addition, the Company is obligated to purchase on specified purchase dates, beginning June 18, 2004 and each five years thereafter, at specified Put Prices plus accrued cash interest to the purchase date, any outstanding Convertible Debentures for which a written notice has been received from the holder. Also, the Convertible Debentures are convertible at the option of the holders thereof initially into 27.1755 shares of the Company’s common stock per $1,000 principal amount at maturity of Debenture.

        The Company’s obligations with respect to the Convertible Debentures are unconditionally guaranteed on a subordinated basis by the Company’s wholly owned operating subsidiary, Ann Taylor, Inc. (“Ann Taylor”). The Company has no independently owned assets and conducts no business other than the management of Ann Taylor.

        On May 20, 2004 the Company notified the holders that it will redeem the Convertible Debentures on June 18, 2004 at $635.42 per $1,000.00 of the principal amount. The holders have the option to convert their Convertible Debentures into common stock of the Company prior to redemption. As a result of this redemption notification, the Company expects that holders will convert their Convertible Debentures into approximately 5,400,000 shares of its common stock. This expectation is based on the Company’s common stock trading at a price greater than the conversion price. However, as the Company cannot predict with certainty whether the holders will elect to convert their Convertible Debentures into common stock, it has elected to classify the Convertible Debentures as a current liability at May 1, 2004 in its Condensed Consolidated Balance Sheet. Consistent with the treatment of the carrying value of the Convertible Debentures, the Company has classified the unamortized financing costs associated with the Convertible Debentures totaling $3,062,813 as a current asset in its Condensed Consolidated Balance Sheet.

        In November 2003, Ann Taylor and certain of its subsidiaries entered into a Second Amended and Restated $175,000,000 senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility matures on November 13, 2008 and will be used by Ann Taylor and certain of its subsidiaries for letters of credit and other general corporate purposes. There were no borrowings outstanding under the Credit Facility at any point during the first quarter of Fiscal 2004 or as of the date of this filing.

        The Credit Facility permits the payment of cash dividends by the Company (and dividends by certain of its subsidiaries to fund such cash dividends) if liquidity (as defined in the Credit Facility) is at least $35,000,000. Certain subsidiaries of the Company are also permitted to: pay dividends to the Company to fund certain taxes owed by the Company; fund ordinary operating expenses of the Company not in excess of $500,000 per annum; repurchase common stock held by employees not in excess of $100,000 per annum; and for certain other stated purposes.

5.  Employee Benefits

        The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended
	May 1, 2004	May 3, 2003
	(in thousands)

Service cost	$1,052	$751
Interest cost	297	242
Expected return on plan assets	(375)	(317)
Amortization of prior service cost	2	2
Amortization of net loss	164	165

Net periodic pension cost	$1,140	$843

        While no contributions to the Company’s pension plan are required in Fiscal 2004, as the fair value of plan assets has been greater than the benefit obligation, the Company may make a contribution during the year.

6.  Securities Repurchase Program

        The Company repurchased $12,629,000 of its common stock in the first quarter of Fiscal 2004 under a $75,000,000 securities repurchase plan, announced by the Company in March 2004. This plan, which replaced a $50,000,000 plan announced in August 2002, will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

        The Company continued to build on client acceptance of its merchandise assortments with strong sales and gross margin performance in the first quarter of Fiscal 2004. Significant indicators of this growth include the following:

o	Total net sales were up 23.1% from the first quarter of Fiscal 2003, with Ann Taylor up 6.0% and Ann Taylor Loft up 54.6%;

o	Total comparable store sales were up 11.9%, with Ann Taylor up 4.2% and Ann Taylor Loft up 24.8%;

o	Ann Taylor experienced its fourth consecutive quarter of positive comparable store sales;

o	Ann Taylor Loft had its third consecutive quarter of double-digit comparable store sales growth;

o	The Company achieved net income of $31,768,000 and diluted earnings per share of $0.43, both records for a first quarter.

        The retail environment remains very competitive. While these operating results may be difficult to maintain, the Company is optimistic about the remainder of Fiscal 2004 and plans to continue its store opening schedule using cash flow from operations. Management’s plan for future growth builds on the strengths discussed above, and is based on offering clients brand-appropriate merchandise at convenient, accessible locations. The Company’s ability to achieve this objective will be dependent on factors such as those outlined in the “Statement Regarding Forward-Looking Disclosures”.

        During the Company’s planned expansion, it will continue to focus on inventory management and selling, general and administrative costs. Total inventory levels at the end of the first quarter of Fiscal 2004 decreased approximately 1% on a per square foot basis compared to last year. While selling, general and administrative expenses for the first quarter increased 0.9% over last year as a percentage of net sales, the Company anticipates that its increasing sales levels will allow it to adequately leverage these costs.

        As discussed more fully below, on May 20, 2004 the Company notified holders of its Convertible Debentures that it will exercise its option to redeem such Debentures on June 18, 2004.

Results of Operations

        The following table sets forth consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended
	May 1, 2004	May 3, 2003
Net sales	100.0%	100.0%
Cost of sales	41.6	46.3

Gross margin	58.4	53.7
Selling, general and administrative expenses	46.0	45.1

Operating income	12.4	8.6
Interest income	0.2	0.2
Interest expense	0.4	0.5

Income before income taxes	12.2	8.3
Income tax provision	4.9	3.2

Net income	7.3%	5.1%

        The following table sets forth selected consolidated income statement data expressed as a percentage change from the prior period:

	Quarters Ended
	May 1, 2004	May 3, 2003
	increase (decrease)
Net sales	23.1%	1.9%
Operating income	76.4%	(14.3)%
Net income	77.2%	(14.3)%

Sales

        The following table sets forth certain sales and store data:

	Quarters Ended
	May 1, 2004	May 3, 2003

Net sales (in thousands)	$433,246	$ 352,017
Number of stores:
Open at beginning of period	648	584
New stores	19	18
Expanded stores	--	1
Closed stores	--	--
Open at end of period	667	602
Comparable stores sales percentage increase (decrease) (a)
Total Company	11.9%	(6.5)%
Ann Taylor	4.2%	(8.1)%
Ann Taylor Loft	24.8%	(2.8)%
Total square footage at end of period (in thousands) (b)	3,768	3,400

(a)
Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.
(b)	Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

         Net sales increased $81,229,000 or 23.1% in the first quarter of Fiscal 2004 over the comparable 2003 period due to increased comparable store sales and the opening of additional stores. The Company believes client acceptance of its brands, especially at Ann Taylor Loft, continued to drive sales.

         Gross margin as a percentage of net sales increased to 58.4% in the first quarter of Fiscal 2004 from 53.7% in the first quarter of Fiscal 2003. This increase resulted from higher full price sales and higher margins on non-full price sales.

         Selling, general and administrative expenses increased in the first quarter of Fiscal 2004 to 46.0% of net sales from 45.1% of net sales in the comparable 2003 period. This increase primarily resulted from higher marketing costs, management incentive bonus costs and severance costs. These increases were partially offset by an overall leveraging of expenses resulting from the increase in comparable store sales.

Liquidity and Capital Resources

         The Company's primary source of working capital is cash flow from operations. For the three months ended May 1, 2004, cash flow provided by operating activities totaled $27,207,000. The following table sets forth other primary measures of the Company's liquidity (see discussion of classification of Convertible Debentures at May 1, 2004 below):

	May 1, 2004	January 31, 2004
(dollars in thousands)

Working capital	$332,357	$415,748
Current ratio	2.04:1	3.57:1
Debt to equity ratio	.14:1	.15:1

        For the first quarter of Fiscal 2004, net cash provided by operating activities increased primarily as a result of income before depreciation and amortization, offset by an increase in inventory. Cash used by investing activities during the first quarter of Fiscal 2004 amounted to $18,894,000, and primarily related to the opening of new stores. Cash used by financing activities for the repurchase of common stock during the first quarter of Fiscal 2004 amounted to $12,629,000 which was offset by cash provided from stock based compensation programs.

        The Company repurchased $12,629,000 of its common stock in the first quarter of Fiscal 2004 under a $75,000,000 securities repurchase plan, announced by the Company in March 2004. This plan, which replaced a $50,000,000 plan announced in August 2002, will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

        In April 2004, the Company’s Board of Directors approved a 3-for-2 split of the Company’s common stock in the form of a stock dividend. One additional share of common stock for every two shares owned was distributed on May 26, 2004 to stockholders of record at the close of business on May 11, 2004. All share and per share data herein has been restated to reflect this stock split.

        The Company expects its total capital expenditure requirements in Fiscal 2004 will be approximately $116,000,000. The actual amount of the Company’s capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores. The Company expects to use cash flow from operations to fund its capital expenditure requirements.

        During Fiscal 1999, the Company completed the issuance of an aggregate of $199,072,000 principal amount at maturity of its Convertible Subordinated Debentures due 2019 (“Convertible Debentures”). The Convertible Debentures may be redeemed at the Company’s option on or after June 18, 2004. In addition, the Company is obligated to purchase on specified purchase dates, beginning June 18, 2004 and each five years thereafter, at specified Put Prices plus accrued cash interest to the purchase date, any outstanding Convertible Debentures for which a written notice has been received from the holder. Also, the Convertible Debentures are convertible at the option of the holders thereof initially into 27.1755 shares of the Company’s common stock per $1,000 principal amount at maturity of Debenture.

        The Company’s obligations with respect to the Convertible Debentures are unconditionally guaranteed on a subordinated basis by the Company’s wholly owned operating subsidiary, Ann Taylor, Inc. (“Ann Taylor”). The Company has no independently owned assets and conducts no business other than the management of Ann Taylor.

        On May 20, 2004 the Company notified the holders that it will redeem the Convertible Debentures on June 18, 2004 at $635.42 per $1,000.00 of the principal amount. The holders have the option to convert their Convertible Debentures into common stock of the Company prior to redemption. As a result of this redemption notification, the Company expects that holders will convert their Convertible Debentures into approximately 5,400,000 shares of its common stock. This expectation is based on the Company’s common stock trading at a price greater than the conversion price. However, as the Company cannot predict with certainty whether the holders will elect to convert their Convertible Debentures into common stock, it has elected to classify the Convertible Debentures as a current liability at May 1, 2004 in its Condensed Consolidated Balance Sheet.

        At May 1, 2004, unamortized financing costs of $3,062,813 were recorded on the Company’s Condensed Consolidated Balance Sheet. To the extent holders elect to have their Convertible Debentures redeemed for cash by the Company, the associated unamortized financing costs will be recorded as costs of early extinguishment of debt when redeemed. The unamortized financing costs associated with holders that elect to convert their Convertible Debentures into common stock of the Company will be recorded to additional paid-in capital in the period converted. Consistent with the treatment of the carrying value of the Convertible Debentures, the Company has classified the unamortized financing costs associated with the Convertible Debentures as a current asset in its Condensed Consolidated Balance Sheet.

Statement Regarding Forward-Looking Disclosures

        Sections of this Quarterly Report on Form 10-Q, including the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. These forward-looking statements reflect the Company’s current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company’s brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company’s Online Store(s); a significant change in the regulatory environment applicable to the Company’s business; risks associated with the possible inability of the Company, particularly through its sourcing and logistics functions, to operate within production and delivery constraints; the impact of quotas, and the elimination thereof; an increase in the rate of import duties or export quotas with respect to the Company’s merchandise; financial or political instability in any of the countries in which the Company’s goods are manufactured; the potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of the Company’s vendors in Asia and elsewhere; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; the inability of the Company to hire, retain and train key personnel, and other factors set forth in the Company’s filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.

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

        There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (on a post-split basis):

	Total Number of Shares Purchased (a)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
February 1, 2004 to February 28, 2004	---	$	---	---	$	---
February 29, 2004 to April 3, 2004	272,930		28.25	225,000		68,678,055
April 4, 2004 to May 1, 2004	228,093		28.03	225,000		62,370,940

	501,023		$28.15	450,000

(a)	Includes 51,023 shares of restricted stock repurchased in connection with employee compensation plans.

(b)	These shares were part of a $75,000,000 securities repurchase plan, announced by the Company on
March 9, 2004. This plan, which replaced a $50,000,000 plan announced in August 2002, will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

Item 4.   Submission of Matters to a Vote of Security Holders

        AnnTaylor Stores Corporation’s 2004 Annual Meeting of Stockholders was held on April 29, 2004. The following matters were voted upon and approved by the Company’s stockholders at the meeting:

1.	Messrs. Robert C. Grayson, J. Patrick Spainhour and Michael W. Trapp, and Ms. Rochelle B. Lazarus, were re-elected as Class I Directors of the Company for terms expiring in 2007, or until their respective successors are elected and qualified. 39,344,913, 40,692,685, 39,701,257 and 38,846,250 shares were voted in favor of, no shares were voted against, and 2,219,786, 872,014, 1,863,442, and 2,718,449 shares abstained from voting on, the re-election of Messrs. Grayson, Spainhour and Trapp, and Ms. Lazarus, respectively.

2.	The Company’s 2004 Long-Term Cash Incentive Plan was approved. 39,848,251 shares were voted in favor of, 1,690,002 shares were voted against and 26,444 shares abstained from voting on, this proposal.

3.	The engagement of Deloitte & Touche LLP as the Company’s independent auditors for the 2004 fiscal year was ratified. 40,356,346 shares were voted in favor of, 1,195,986 shares were voted against and 12,366 shares abstained from voting on, this proposal.

Item 6.  Exhibits and Reports on Form 8-K

           (a)     Exhibits:

Exhibit Number	Description
10.1*	Restated Amendment to the AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.2*	Restated Second Amendment to the AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan, effective as of March 9, 2004.

10.3*	Restated Second Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.4*	Restated First Amendment to the AnnTaylor Stores Corporation 2003 Equity Incentive Plan, effective as of March 9, 2004.

10.5	AnnTaylor Stores Corporation 2004 Long-Term Cash Incentive Plan. Incorporated by reference to Exhibit B to the Proxy statement of the Company filed on March 25, 2004.

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  * Filed electronically herewith.

(b)     Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter covered by this report:

Date of Report	Item(s) Reported
February 3, 2004	Item 5 and Item 7
February 5, 2004	Item 7 and Item 9
March 2, 2004	Item 5 and Item 7
March 4, 2004	Item 7 and Item 9
March 9, 2004	Item 7 and Item 12
March 9, 2004	Item 12
March 15, 2004	Item 12
April 8, 2004	Item 9
April 29, 2004	Item 5 and Item 7

The report on Form 8-K dated March 9, 2004 included the Company’s Condensed Consolidated Statements of Operations for the quarters and fiscal years ended January 31, 2004 and February 1, 2003 and Consolidated Balance Sheets at January 31, 2004 and February 1, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNTAYLOR STORES CORPORATION

Date: June 4, 2004	By: /s/J. Patrick Spainhour
J. Patrick Spainhour
Chairman and Chief Executive
Officer
(Principal Executive Officer)

Date: June 4, 2004	By: /s/James M. Smith
James M. Smith
Executive Vice President,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1*	Restated Amendment to the AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.2*	Restated Second Amendment to the AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan, effective as of March 9, 2004.

10.3*	Restated Second Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.4*	Restated First Amendment to the AnnTaylor Stores Corportaion 2003 Equity Incentive Plan, effective as of March 9, 2004.

10.5	AnnTaylor Stores Corporation 2004 Long-Term Cash Incentive Plan. Incorporated by reference to Exhibit B to the Proxy statement of the Company filed on March 25, 2004.

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           * Filed electronically herewith.