Form 10-Q
period 2004-07-31
TAYLOR ANN STORES CORP
filed 2004-09-08
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 27, 2004
Common Stock, $.0068 par value	71,373,713

Note: In April 2004, the Company’s Board of Directors approved a 3-for-2 split of the Company’s common stock in the form of a stock dividend. Prior period share and per share amounts herein are presented on a post-split basis.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Six Months Ended July 31, 2004 and August 2, 2003

(unaudited)

	Quarters Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(in thousands, except per share amounts)
Net sales	$472,634	$390,207	$905,880	$742,224
Cost of sales	222,339	187,646	402,682	350,648

Gross margin	250,295	202,561	503,198	391,576
Selling, general and administrative expenses	200,159	166,660	399,447	325,278

Operating income	50,136	35,901	103,751	66,298
Interest income	1,295	777	2,296	1,465
Interest expense	1,079	1,674	2,749	3,368

Income before income taxes	50,352	35,004	103,298	64,395
Income tax provision	20,141	13,827	41,319	25,290

Net income	$30,211	$21,177	$61,979	$39,105

Basic earnings per share of common stock	$0.43	$0.32	$0.90	$0.59

Diluted earnings per share of common stock	$0.41	$0.30	$0.84	$0.56

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

July 31, 2004 and January 31, 2004

(unaudited)

	July 31, 2004	January 31, 2004
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$347,196	$337,087
Merchandise inventories	206,276	172,058
Prepaid expenses and other current assets	78,424	68,223

Total current assets	631,896	577,368
Property and equipment, net	271,785	265,569
Goodwill	286,579	286,579
Deferred financing costs, net	1,564	4,886
Other assets	13,631	17,471

Total assets	$1,205,455	$1,151,873

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$68,451	$52,170
Accrued expenses	116,730	109,450

Total current liabilities	185,181	161,620

Long-term debt, net	—	125,152
Deferred lease costs and other liabilities	35,492	34,465

Stockholders’ equity:
Common stock, $.0068 par value; 120,000,000 shares authorized; 79,991,197 and 74,198,430 shares issued, respectively	544	505
Additional paid-in capital	660,808	516,655
Retained earnings	455,303	393,926
Deferred compensation on restricted stock	(13,208)	(6,148)

	1,103,447	904,938

Treasury stock, 7,151,863 and 6,131,430 shares, respectively, at cost	(118,665)	(74,302)

Total stockholders’ equity	984,782	830,636

Total liabilities and stockholders’ equity	$1,205,455	$1,151,873

See accompanying notes to condensed consolidated financial statements

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 31, 2004 and August 2, 2003

(unaudited)

	Six Months Ended
	July 31, 2004	August 2, 2003
	(in thousands)
Operating activities:
Net income	$61,979	$39,105
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	3,949	1,540
Deferred income taxes	1,278	(471)
Depreciation and amortization	28,594	25,640
Loss on disposal of property and equipment	5	725
Non-cash interest	1,654	2,177
Tax benefit from exercise of stock options	5,765	666
Changes in assets and liabilities:
Receivables	(2,131)	(4,463)
Merchandise inventories	(34,219)	16,801
Prepaid expenses and other current assets	(6,832)	(3,791)
Accounts payable and accrued expenses	23,560	5,864
Other non-current assets and liabilities, net	2,352	5,070

Net cash provided by operating activities	85,954	88,863

Investing activities:
Purchases of property and equipment	(34,815)	(33,141)

Net cash used by investing activities	(34,815)	(33,141)

Financing activities:
Common stock activity related to stock based compensation programs, net	17,956	3,832
Repurchases of common stock	(58,986)	(12,781)

Net cash used by financing activities	(41,030)	(8,949)

Net increase in cash	10,109	46,773
Cash and cash equivalents, beginning of period	337,087	212,821

Cash and cash equivalents, end of period	$347,196	$259,594

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,090	$1,133

Income taxes	$28,630	$19,239

Conversion of long-term debt:
Conversion of Convertible Debentures into common stock, net of unamortized deferred financing costs	$123,484	$—

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

The results of operations for the Fiscal 2004 interim periods shown in this report are not necessarily indicative of results to be expected for the Fiscal year.

The January 31, 2004 Condensed Consolidated Balance Sheet amounts have been derived from the previously audited Consolidated Balance Sheet of AnnTaylor Stores Corporation (the “Company”).

Detailed footnote information is not included in this Report. The financial information set forth herein should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s 2003 Annual Report to Stockholders. Certain Fiscal 2003 amounts have been reclassified to conform to the Fiscal 2004 presentation.

2. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options, conversion of all outstanding convertible securities and vesting of unvested restricted stock, if the effect is dilutive. As discussed further in Note 4, the conversion of Convertible Debentures had no effect on diluted earnings per share.

In April 2004, the Company’s Board of Directors approved a 3-for-2 split of the Company’s common stock, in the form of a stock dividend. One additional share of common stock for every two shares owned was distributed on May 26, 2004 to stockholders of record at the close of business on May 11, 2004. Shares and per share data in the table below, and throughout this document, are presented on a post-split basis.

	Quarters Ended
	July 31, 2004			August 2, 2003
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Earnings per Share
Income available to common stockholders	$30,211	70,358	$0.43	$21,177	66,036	$0.32

Effect of Dilutive Securities
Stock options and restricted stock	—	1,570		—	998
Convertible Debentures	381	2,794		722	5,409

Diluted Earnings per Share
Income available to common stockholders	$30,592	74,722	$0.41	$21,899	72,443	$0.30

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2. Earnings Per Share (continued)

	Six Months Ended
	July 31, 2004			August 2, 2003
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Earnings per Share
Income available to common stockholders	$61,979	69,168	$0.90	$39,105	66,051	$0.59

Effect of Dilutive Securities
Stock options and restricted stock	—	1,609		—	659
Convertible Debentures	1,113	4,102		1,446	5,409

Diluted Earnings per Share
Income available to common stockholders	$63,092	74,879	$0.84	$40,551	72,119	$0.56

Options to purchase 1,348,925 and 1,301,525 shares of common stock during the quarter and six months ended July 31, 2004, respectively, and 1,471,499 and 3,808,202 shares of common stock during the quarter and six months ended August 2, 2003, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share, due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods.

3. Share-based Payments

The Company accounts for stock-based awards and employees’ purchase rights under the Associate Discount Stock Purchase Plan (“the Stock Purchase Plan”) using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards granted at fair market value and employees’ purchase rights under the Stock Purchase Plan. Had compensation costs of option awards and employees’ purchase rights been determined under a fair value alternative method as stated in SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company would have been required to prepare a fair value model for such options and employees’ purchase rights, and record such amount in the consolidated condensed financial statements as compensation expense. Pro forma stock based employee compensation costs, net income and earnings per share, as they would have been recognized if the fair value method had been applied to all awards, are presented in the table below:

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	Quarters Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(dollars in thousands, except per share data)
Net income:
As reported	$30,211	$21,177	$61,979	$39,105
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(777)	(955)	(2,179)	(1,928)

Pro forma	$29,434	$20,222	$59,800	$37,177

Basic earnings per share:
As reported	$0.43	$0.32	$0.90	$0.59

Pro forma	$0.42	$0.30	$0.86	$0.56

Diluted earnings per share:
As reported	$0.41	$0.30	$0.84	$0.56

Pro forma	$0.40	$0.29	$0.81	$0.53

The estimated fair value of each option grant is calculated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarters Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Expected volatility	29.6%	52.9%	34.3%	53.1%
Risk-free interest rate	1.0%	1.2%	1.0%	1.3%
Expected life (years)	4.0	4.0	4.0	4.0
Dividend yield	—	—	—	—

4. Long-Term Debt

During Fiscal 1999, the Company issued an aggregate of $199,072,000 principal amount at maturity Convertible Subordinated Debentures due 2019 (the “Convertible Debentures”). On May 20, 2004 the Company notified the holders that it would redeem these Convertible Debentures on June 18, 2004 at $635.42 per $1,000.00 of the principal amount. The holders had the option to convert their Convertible Debentures into common stock of the Company prior to redemption. On June 18, 2004, all the Convertible Debentures were converted for an aggregate total of 5,409,867 shares of common stock. The conversion of Convertible Debentures has no effect on diluted earnings per share.

In November 2003, Ann Taylor and certain of its subsidiaries entered into a Second Amended and Restated $175,000,000 senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility matures on November 13, 2008 and is used by Ann Taylor and certain of its subsidiaries for letters of credit and other general

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Long-Term Debt (continued)

corporate purposes. There were no borrowings outstanding under the Credit Facility at any point during the first six months of Fiscal 2004 or as of the date of this filing. The Credit Facility permits the payment of cash dividends by the Company (and dividends by certain of its subsidiaries to fund such cash dividends) if liquidity (as defined in the Credit Facility) is at least $35,000,000. Certain subsidiaries of the Company are also permitted to: pay dividends to the Company to fund certain taxes owed by the Company; fund ordinary operating expenses of the Company not in excess of $500,000 per annum; repurchase common stock held by employees not in excess of $100,000 per annum (with certain specified exceptions); and for certain other stated purposes.

5. Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(in thousands)
Service cost	$1,051	$751	$2,103	$1,502
Interest cost	298	242	595	484
Expected return on plan assets	(375)	(317)	(750)	(634)
Amortization of prior service cost	2	2	4	4
Amortization of net loss	164	165	328	330

Net periodic pension cost	$1,140	$843	$2,280	$1,686

While no contributions to the Company’s pension plan are required in Fiscal 2004, the Company may make a contribution during the year.

6. Securities Repurchase Programs

During the first six months of Fiscal 2004, the Company repurchased 2,150,000 shares of its common stock at a cost of approximately $59,000,000 under the $75,000,000 securities repurchase program announced on March 9, 2004. The Company repurchased an additional 440,000 shares at a cost of approximately $10,000,000 under this program subsequent to July 31, 2004. On August 11, 2004, the Company announced a new $100,000,000 securities repurchase program, which replaced the March 9, 2004 plan. The Company has repurchased 1,100,000 shares of its common stock at a cost of approximately $27,000,000 under the August 11, 2004 plan through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

The Company achieved record net income for the second quarter of Fiscal 2004, driving earnings per share performance that increased 36.7% over last year. The Company’s new store growth strategy and strong comparable store sales contributed to the double-digit sales growth experienced during both the second quarter and first six months of Fiscal 2004. Significant indicators of this growth include the following:

•	Total net sales were up 21.1% in the second quarter of Fiscal 2004 compared to the second quarter of Fiscal 2003, with Ann Taylor up 2.6% and Ann Taylor Loft up 48.9%. For the first six months of Fiscal 2004, total net sales were up 22.0% from the same period last year, with Ann Taylor up 4.2% and Ann Taylor Loft up 51.6%;

•	Total comparable store sales for the second quarter of Fiscal 2004 were up 7.0%, with Ann Taylor up 0.8% and Ann Taylor Loft up 18.1%. Comparable store sales for the six month period ended July 31, 2004 were up 9.3%, with Ann Taylor up 2.4% and Ann Taylor Loft up 21.2%;

•	Ann Taylor Loft experienced its fourth consecutive quarter of double-digit comparable store sales growth;

•	The Company achieved net income of $30,211,000 and diluted earnings per share of $0.41, both records for a second quarter period, and contributing to record net income of $61,979,000 and diluted earnings per share of $0.84 for the six month period;

•	All holders of the Company’s Convertible Debentures exercised their option to convert to common stock of the Company rather than accept the cash redemption offer.

The retail environment remains very competitive. While these operating results may be difficult to maintain, the Company remains positive about the remainder of Fiscal 2004 and plans to continue its store opening schedule using cash flow from operations. Management’s plan for future growth builds on the strengths discussed above, and is based on offering clients brand-appropriate merchandise at convenient, accessible locations. The Company’s ability to achieve this objective will be dependent on factors such as those outlined in the “Statement Regarding Forward-Looking Disclosures”.

While selling, general and administrative expenses for the first six months increased 0.3% over last year as a percentage of net sales, the Company anticipates that its increasing sales levels will allow it to adequately leverage these costs.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.0	48.1	44.5	47.2

Gross margin	53.0	51.9	55.5	52.8
Selling, general and administrative expenses	42.4	42.7	44.1	43.8

Operating income	10.6	9.2	11.4	9.0
Interest income	0.3	0.2	0.3	0.2
Interest expense	0.2	0.4	0.3	0.5

Income before income taxes	10.7	9.0	11.4	8.7
Income tax provision	4.3	3.6	4.6	3.4

Net income	6.4%	5.4%	6.8%	5.3%

The following table sets forth consolidated income statement data expressed as a percentage increase from the comparable prior year period:

	Quarters Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	21.1%	13.7%	22.0%	7.8%
Operating income	39.7%	16.7%	56.5%	0.1%
Net income	42.7%	16.3%	58.5%	0.0%

Sales

The following table sets forth certain sales and store data:

	Quarters Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales (in thousands)
Total Company (a)	$472,634	$390,207	$905,880	$742,224
Ann Taylor	221,661	216,038	435,085	417,364
AnnTaylor Loft	208,541	140,008	393,928	259,931

Comparable stores sales percentage
Increase (decrease) (b)
Total Company	7.0%	5.3%	9.3%	(0.5)%
AnnTaylor	0.8%	4.9%	2.4%	(1.8)%
AnnTaylor Loft	18.1%	5.7%	21.2%	1.7%

Number of Stores
Open at beginning of period	667	602	648	584
New Stores	21	3	40	21
Expanded stores	1	3	1	4
Closed stores	1	2	1	2
Open at end of period	687	603	687	603

Total square footage at end of period (in thousands) (c)	3,893	3,408

(a)	Total Company sales includes sales at Ann Taylor, Ann Taylor Loft and Ann Taylor Factory stores, as well as internet sales.
(b)	Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.
(c)	Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased $82,427,000 or 21.1% in the second quarter of Fiscal 2004 over the comparable 2003 period due to increased comparable store sales and the opening of additional stores. The Company believes client acceptance of its brands, especially at Ann Taylor Loft, continued to drive sales. The Company’s net sales increased $163,656,000 or 22.0% to $905,880,000 in the first six months of Fiscal 2004 over the comparable 2003 period.

Gross Margin

Gross margin as a percentage of net sales increased to 53.0% in the second quarter of Fiscal 2004 from 51.9% in the second quarter of Fiscal 2003. The increase in gross margin as a percentage of net sales was primarily due to increased profitability at Ann Taylor Loft. For the first six months ended July 31, 2004, gross margin as a percentage of net sales increased to 55.5% compared to 52.8% for the same period last year. This increase was primarily due to higher full price sales at Ann Taylor Loft and higher margins on full price and non-full price sales at both divisions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales decreased in the second quarter of Fiscal 2004 to 42.4% from 42.7% in the comparable 2003 period. This decrease was primarily due to increased leverage on fixed expenses as a result of higher comparable store sales, partially offset by increased marketing costs. Selling, general and administrative expenses as a percentage of net sales increased to 44.1% for the first six months of Fiscal 2004 compared to 43.8% for the same period last year. The increase was primarily due to higher marketing costs and an increase in the provision for management performance bonus. These increases were partially offset by an overall leveraging of expenses due to the increase in comparable store sales.

Interest Income

Interest income increased 66.7% in the second quarter of Fiscal 2004 to $1,295,000 from $777,000 in the comparable 2003 period due to increased cash balances.

Interest Expense

Interest expense decreased $595,000 in the second quarter of Fiscal 2004 to $1,079,000 from the comparable 2003 period. This decrease was due to the conversion of the outstanding Convertible Debentures, as discussed more fully below. The Company expects interest savings of approximately $2,300,000 in the second half of Fiscal 2004 as a result of the conversion.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash flow from operations. For the six months ended July 31, 2004, cash flow provided by operating activities totaled $85,954,000. The following table sets forth other primary measures of the Company’s liquidity:

	July 31, 2004	January 31, 2004
	(dollars in thousands)
Working capital	$446,715	$415,748
Current ratio	3.41:1	3.57:1

For the first six months of Fiscal 2004, net cash provided by operating activities increased primarily as a result of income before depreciation and amortization and an increase in accounts payable, offset by an increase in merchandise inventories. Inventory on a square foot basis increased 12.8% at the end of the second quarter from the end of Fiscal 2003. The Company also expects inventory levels to increase an additional ten to twenty percent on a per square foot basis for the remainder of 2004, due primarily to an overall change in product mix and product upgrades at the Ann Taylor division, costs associated with the phase-out of quota and incremental costs associated with shipping merchandise by air.

Cash used by investing activities during the first six months of Fiscal 2004 amounted to $34,815,000, and primarily related to the opening of new stores.

Cash used by financing activities during the first six months of Fiscal 2004 primarily related to the repurchase of common stock partially offset by proceeds received in connection with stock based compensation programs.

In March 2004, the Company announced a $75,000,000 securities repurchase plan. Through August 9, 2004, the Company repurchased 2,590,000 shares of its common stock at a cost of approximately $69,000,000 ($59,000,000 through July 31, 2004 and $10,000,000 thereafter) under this plan. On August 11,

2004, the Company announced a new $100,000,000 securities repurchase plan replacing the $75,000,000 plan. Under the August 11, 2004 plan, the Company has repurchased 1,100,000 shares of its common stock at an approximate cost of $27,000,000 through the date of this filing.

In April 2004, the Company’s Board of Directors approved a 3-for-2 split of the Company’s common stock, in the form of a stock dividend. One additional share of common stock for every two shares owned was distributed on May 26, 2004 to stockholders of record at the close of business on May 11, 2004. All share and per share data presented herein reflects this stock split.

The Company expects its total capital expenditure requirements in Fiscal 2004 will be approximately $120,000,000. An important aspect of the Company’s business strategy is its store expansion program designed to reach new customers through the opening of new stores. The actual amount of the Company’s capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores. Currently, the Company expects to open 11 Ann Taylor, 75 Ann Taylor Loft, and eight Ann Taylor Factory stores in Fiscal 2004. The Company expects to use cash flow from operations to fund its capital expenditure requirements.

A portion of the Fiscal 2004 capital expenditures relates to costs associated with the anticipated Fiscal 2005 relocation of the Company’s corporate offices in New York City. As a result of this relocation, the Company is adjusting the remaining lives of certain fixed assets to correlate to the expected move, the impact of which is not significant to the results of operations. In addition, the Company is expecting a one-time write-off of lease costs associated with the remaining term of the lease for the existing offices (which expires in September 2006) upon cessation of their use, the impact of which has not been determined.

During Fiscal 1999, the Company issued an aggregate of $199,072,000 principal amount at maturity Convertible Subordinated Debentures due 2019 (“Convertible Debentures”). On May 20, 2004 the Company notified the holders that it would redeem these Convertible Debentures on June 18, 2004 at $635.42 per $1,000.00 of the principal amount. The holders had the option to convert their Convertible Debentures into common stock of the Company prior to redemption. On June 18, 2004, all the Convertible Debentures were converted for an aggregate total of 5,409,867 shares of common stock. The conversion of Convertible Debentures has no effect on diluted earnings per share. As the result of the conversion of the Convertible Debentures, the Company’s total contractual obligations decreased by the face value of these securities, $199,072,000.

Critical Accounting Policies

Management has determined that the Company’s most critical accounting policies are those related to merchandise inventory valuation, intangible asset impairment, and income taxes. The Company continues to monitor its accounting policies to ensure proper application. There have been no changes to these policies as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (on a post split basis):

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
May 2, 2004 to May 29, 2004	13,063	$27.02	—	$62,370,940
May 30, 2004 to July 3, 2004	601,934	28.39	600,000	45,338,780
July 4, 2004 to July 31, 2004	1,100,000	26.66	1,100,000	16,014,298

	1,714,997	$27.27	1,700,000

(a)	Includes 14,997 shares of restricted stock repurchased in connection with employee compensation plans.

(b)	These shares were part of a $75,000,000 securities repurchase plan, announced by the Company on March 9, 2004. Subsequent to July 31, 2004, the Company has repurchased 440,000 shares of its common stock at a cost of approximately $10,000,000, bringing the total repurchased under the March 9, 2004 plan to 2,590,000 shares. On August 11, 2004, the Company announced a new $100,000,000 securities repurchase plan. This plan replaced the March 9, 2004 plan and will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors. Under the August 11, 2004 plan, the Company has repurchased 1,100,000 shares of its common stock at an approximate cost of $27,000,000 through the date of this filing.

Item 6. Exhibits

Exhibit Number	Description
10.1	Second Restated Amendment to the AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.2	Second Restated Second Amendment to the AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan, effective as of March 9, 2004.

10.3	Second Restated Second Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.4	Second Restated First Amendment to the AnnTaylor Stores Corporation 2003 Equity Incentive Plan, effective as of March 9, 2004.

10.5	Agreement of Lease, dated as of August 3, 2004, between AnnTaylor Stores Corporation and No. 1 Times Square Development LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: September 8, 2004	By:	/S/ J. PATRICK SPAINHOUR
J. Patrick Spainhour
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2004	By:	/S/ JAMES M. SMITH
James M. Smith
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Second Restated Amendment to the AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.2	Second Restated Second Amendment to the AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan, effective as of March 9, 2004.

10.3	Second Restated Second Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.4	Second Restated First Amendment to the AnnTaylor Stores Corporation 2003 Equity Incentive Plan, effective as of March 9, 2004.

10.5	Agreement of Lease, dated as of August 3, 2004, between AnnTaylor Stores Corporation and No.1 Times Square Development LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.