Form 10-Q
period 2004-10-30
ANNTAYLOR STORES CORP
filed 2004-12-06
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 26, 2004
Common Stock, $.0068 par value	70,565,961

Note: In April 2004, the Company’s Board of Directors approved a 3-for-2 split of the Company’s common stock in the form of a stock dividend. Prior period share and per share amounts herein are presented on a post-split basis.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Nine Months Ended October 30, 2004 and November 1, 2003

(unaudited)

	Quarters Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
	(in thousands, except per share amounts)
Net sales	$460,365	$396,807	$1,366,245	$1,139,031
Cost of sales	225,359	168,031	628,041	518,679

Gross margin	235,006	228,776	738,204	620,352
Selling, general and administrative expenses	211,470	177,356	610,917	502,634

Operating income	23,536	51,420	127,287	117,718
Interest income	1,290	803	3,586	2,268
Interest expense	464	1,716	3,213	5,084

Income before income taxes	24,362	50,507	127,660	114,902
Income tax provision	10,117	20,202	51,436	45,492

Net income	$14,245	$30,305	$76,224	$69,410

Basic earnings per share of common stock	$0.20	$0.45	$1.10	$1.05

Diluted earnings per share of common stock	$0.20	$0.42	$1.05	$0.99

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

October 30, 2004 and January 31, 2004

(unaudited)

	October 30, 2004	January 31, 2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$188,732	$337,087
Accounts receivable	20,197	12,476
Merchandise inventories	287,990	172,058
Prepaid expenses and other current assets	75,401	55,747

Total current assets	572,320	577,368
Property and equipment, net	286,636	265,569
Goodwill	286,579	286,579
Deferred financing costs, net	1,473	4,886
Other assets	12,138	17,471

Total assets	$1,159,146	$1,151,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,727	$52,170
Accrued expenses	115,115	109,450

Total current liabilities	178,842	161,620

Long-term debt, net	—	125,152
Deferred lease costs and other liabilities	35,634	34,465

Stockholders’ equity:
Common stock, $.0068 par value; 120,000,000 shares authorized; 80,050,075 and 74,198,430 shares issued, respectively	544	505
Additional paid-in capital	662,866	516,655
Retained earnings	469,514	393,926
Deferred compensation on restricted stock	(11,091)	(6,148)

	1,121,833	904,938
Treasury stock, 9,564,685 and 6,131,430 shares, respectively, at cost	(177,163)	(74,302)

Total stockholders’ equity	944,670	830,636

Total liabilities and stockholders’ equity	$1,159,146	$1,151,873

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended October 30, 2004 and November 1, 2003

(unaudited)

	Nine Months Ended
	October 30, 2004	November 1, 2003
	(in thousands)
Operating activities:
Net income	$76,224	$69,410
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	6,287	2,419
Deferred income taxes	658	1,073
Depreciation and amortization	43,826	39,208
Loss on disposal of property and equipment	696	724
Non-cash interest	1,745	3,277
Tax benefit from exercise of stock options	6,330	3,100
Changes in assets and liabilities:
Accounts receivable	(7,721)	(7,209)
Merchandise inventories	(115,932)	(41,750)
Prepaid expenses and other current assets	(17,243)	(9,810)
Accounts payable and accrued expenses	17,222	41,208
Other non-current assets and liabilities, net	3,433	6,788

Net cash provided by operating activities	15,525	108,438

Investing activities:
Purchases of property and equipment	(65,590)	(54,241)

Net cash used by investing activities	(65,590)	(54,241)

Financing activities:
Common stock activity related to stock based compensation programs, net	20,576	16,176
Repurchases of common stock	(118,866)	(12,781)

Net cash (used) provided by financing activities	(98,290)	3,395

Net (decrease) increase in cash	(148,355)	57,592
Cash and cash equivalents, beginning of period	337,087	212,821

Cash and cash equivalents, end of period	$188,732	$270,413

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,417	$1,442

Income taxes	$55,944	$22,940

Conversion of long-term debt:
Conversion of Convertible Debentures into common stock, net of unamortized deferred financing costs	$123,484	$—

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

The results of operations for the Fiscal 2004 interim periods presented in this report are not necessarily indicative of results to be expected for the Fiscal year.

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

2. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options, conversion of all outstanding convertible securities and vesting of unvested restricted stock, if the effect is dilutive. As discussed further in Note 4, the June 2004 conversion of the Company’s Convertible Debentures had no effect on diluted earnings per share.

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

	Quarters Ended
	October 30, 2004			November 1, 2003
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Earnings per Share
Income available to common stockholders	$14,245	70,354	$0.20	$30,305	67,046	$0.45

Effect of Dilutive Securities
Stock options and restricted stock	—	1,202		—	1,560
Convertible Debentures	—	—		722	5,409

Diluted Earnings per Share
Income available to common stockholders	$14,245	71,556	$0.20	$31,027	74,015	$0.42

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2. Earnings Per Share (continued)

	Nine Months Ended
	October 30, 2004			November 1, 2003
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Earnings per Share
Income available to common stockholders	$76,224	69,564	$1.10	$69,410	66,383	$1.05

Effect of Dilutive Securities
Stock options and restricted stock	—	1,440		—	882
Convertible Debentures	1,113	2,734		2,168	5,409

Diluted Earnings per Share
Income available to common stockholders	$77,337	73,738	$1.05	$71,578	72,674	$0.99

Options to purchase 1,775,925 and 1,487,800 shares of common stock during the quarter and nine months ended October 30, 2004, respectively, and 22,500 and 1,362,092 shares of common stock during the quarter and nine months ended November 1, 2003, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share, due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods.

3. Share-based Payments

The Company accounts for stock-based awards and employees’ purchase rights under the Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”) using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards granted at fair market value and employees’ purchase rights under the Stock Purchase Plan. Had compensation costs of option awards and employees’ purchase rights been determined under a fair value alternative method as stated in SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company would have been required to prepare a fair value model for such options and employees’ purchase rights, and record such amount in the condensed consolidated financial statements as compensation expense. Pro forma stock based employee compensation costs, net income and earnings per share, as they would have been recognized if the fair value method had been applied to all awards, are presented in the table below:

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3. Share-based Payments (continued)

	Quarters Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
	(dollars in thousands, except per share data)
Net income:
As reported	$14,245	$30,305	$76,224	$69,410
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(743)	(567)	(2,927)	(2,412)

Pro forma	$13,502	$29,738	$73,297	$66,998

Basic earnings per share:
As reported	$0.20	$0.45	$1.10	$1.05

Pro forma	$0.19	$0.44	$1.05	$1.01

Diluted earnings per share:
As reported	$0.20	$0.42	$1.05	$0.99

Pro forma	$0.19	$0.41	$1.01	$0.95

The estimated fair value of each option grant is calculated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarters Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Expected volatility	30.7%	45.3%	34.1%	52.5%
Risk-free interest rate	1.6%	1.0%	1.0%	1.2%
Expected life (years)	4.0	4.0	4.0	4.0
Dividend yield	—	—	—	—

4. Long-Term Debt

During Fiscal 1999, the Company issued an aggregate of $199,072,000 principal amount at maturity Convertible Subordinated Debentures due 2019 (the “Convertible Debentures”). On May 20, 2004, the Company notified the holders that it would redeem these Convertible Debentures on June 18, 2004 at $635.42 per $1,000.00 of the principal amount. The holders had the option to convert their Convertible Debentures into common stock of the Company prior to redemption. On June 18, 2004, all the Convertible Debentures were converted for an aggregate total of 5,409,867 shares of common stock. The conversion of Convertible Debentures had no effect on diluted earnings per share.

In November 2003, Ann Taylor and certain of its subsidiaries entered into a Second Amended and Restated $175,000,000 senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility matures on November 13, 2008 and is used by Ann Taylor and certain of its subsidiaries for letters of credit and other general corporate purposes. There were no borrowings outstanding under the Credit Facility at any point during the first nine months of Fiscal 2004 or as of the date of this filing.

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

5. Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
	(in thousands)
Service cost	$1,051	$751	$3,154	$2,253
Interest cost	298	242	893	726
Expected return on plan assets	(375)	(317)	(1,125)	(951)
Amortization of prior service cost	2	2	6	6
Amortization of net loss	164	165	492	495

Net periodic pension cost	$1,140	$843	$3,420	$2,529

While no contributions to the Company’s pension plan are required in Fiscal 2004, the Company may make a contribution during the year.

6. Securities Repurchase Programs

The Company repurchased 2,590,000 shares of its common stock at a cost of approximately $69,000,000 under the $75,000,000 securities repurchase program announced on March 9, 2004. On August 11, 2004, the Company announced a new $100,000,000 securities repurchase program, which replaced the March 9, 2004 plan. The Company has repurchased 2,100,000 shares of its common stock at a cost of approximately $50,000,000 under the August 11, 2004 plan through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

The Company reported lower operating income and net income in the third quarter of Fiscal 2004 compared to the third quarter of Fiscal 2003, primarily due to lower than anticipated sales and lower gross margin from increased promotional activity at Ann Taylor. Due to the strong results at Ann Taylor in the first half of Fiscal 2004 as well as Ann Taylor Loft’s growth and performance through the third quarter, year-to-date net sales, operating income and net income remain higher than the comparable Fiscal 2003 period. Comparable store sales at Ann Taylor were down 4.2% in the third quarter of Fiscal 2004, as a result of higher than anticipated promotional activity. Comparable store sales at Ann Taylor Loft in the third quarter of Fiscal 2004 increased 9.2%. Total store net sales for the third quarter of Fiscal 2004 were up 16.0% over the third quarter of Fiscal 2003 primarily due to Ann Taylor Loft’s store growth and comparable store sales.

The retail environment remains very competitive. The Company plans to continue its store opening schedule using cash flow from operations. Management’s plan for future growth is based on offering clients brand-appropriate merchandise at convenient, accessible locations. The Company’s ability to achieve this objective will be dependent on factors such as those outlined in the “Statement Regarding Forward-Looking Disclosures”.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.0	42.3	46.0	45.5

Gross margin	51.0	57.7	54.0	54.5
Selling, general and administrative expenses	45.9	44.7	44.7	44.1

Operating income	5.1	13.0	9.3	10.4
Interest income	0.3	0.2	0.2	0.2
Interest expense	0.1	0.5	0.2	0.5

Income before income taxes	5.3	12.7	9.3	10.1
Income tax provision	2.2	5.1	3.7	4.0

Net income	3.1%	7.6%	5.6%	6.1%

The following table sets forth consolidated income statement data expressed as a percentage increase (decrease) from the comparable prior year period:

	Quarters Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
	Increase(decrease)
Net sales	16.0%	16.6%	19.9%	10.7%
Operating income	(54.2)%	23.7%	8.1%	9.2%
Net income	(53.0)%	21.7%	9.8%	8.4%

Sales

The following table sets forth certain sales and store data:

	Quarters Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Net sales (in thousands)
Total Company (a)	$460,365	$396,807	$1,366,245	$1,139,031
Ann Taylor	199,615	207,077	634,700	624,441
Ann Taylor Loft	215,447	157,023	609,375	416,954

Comparable stores sales percentage increase(decrease) (b)
Total Company	1.4%	6.2%	6.6%	1.7%
Ann Taylor	(4.2)%	1.9%	0.2%	(0.6)%
Ann Taylor Loft	9.2%	13.4%	16.7%	5.7%

Number of Stores
Open at beginning of period	687	603	648	584
New stores	41	36	81	57
Expanded stores	1	1	2	5
Closed stores	1	—	2	2
Open at end of period	727	639	727	639

Total square footage at end of period (in thousands) (c)	4,125	3,603

(a)	Total Company sales includes sales at Ann Taylor, Ann Taylor Loft and Ann Taylor Factory stores, as well as internet sales.
(b)	Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.
(c)	Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased $63,558,000 or 16.0% in the third quarter of Fiscal 2004 over the comparable 2003 period due primarily to the opening of additional stores. Ann Taylor Loft continued to report positive comparable store sales. Sales at Ann Taylor did not meet expectations in the third quarter due to an overemphasis on a versatile separates strategy. The Company’s net sales increased $227,214,000 or 19.9% in the first nine months of Fiscal 2004 over the comparable 2003 period.

Gross Margin

Gross margin as a percentage of net sales decreased to 51.0% in the third quarter of Fiscal 2004 from 57.7% in the third quarter of Fiscal 2003. The decrease in gross margin as a percentage of net sales was primarily due to increased promotional activity at Ann Taylor. For the nine months ended October 30, 2004, gross margin as a percentage of net sales was 54.0% compared to 54.5% in 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased in the third quarter of Fiscal 2004 to 45.9% from 44.7% in the comparable 2003 period. This increase was primarily due to higher marketing costs, partially offset by a decrease in the provision for management performance bonus. For the nine-month period ended October 30, 2004, selling, general and administrative expenses as a percentage of sales increased primarily due to higher marketing costs, partially offset by increased leverage on fixed expenses as a result of higher comparable store sales.

Interest Income

Interest income increased substantially in both the third quarter and nine-month periods of Fiscal 2004 from the comparable periods in Fiscal 2003 due to increased cash balances and more favorable rates.

Interest Expense

Interest expense decreased $1,252,000 in the third quarter of Fiscal 2004 from the comparable 2003 period. This decrease was due to the interest savings associated with the conversion of the outstanding Convertible Debentures in the second quarter of Fiscal 2004, as discussed more fully below.

Income Taxes

The Company increased its effective tax rate to 41.5% in the third quarter of Fiscal 2004. This increase was primarily attributable to higher state taxes and the nondeductability of certain executive compensation.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash flow from operations. For the nine months ended October 30, 2004, cash flow provided by operating activities totaled $15,525,000. The following table sets forth other primary measures of the Company’s liquidity:

	October 30, 2004	January 31, 2004
	(dollars in thousands)
Working capital	$393,478	$415,748
Current ratio	3.20:1	3.57:1

For the first nine months of Fiscal 2004, net cash provided by operating activities increased primarily as a result of income before depreciation and amortization, partially offset by an increase in merchandise inventories. Inventory increased 12.0% on a per square foot basis at the end of the third quarter of Fiscal 2004 from the end of the third quarter of Fiscal 2003. This increase resulted from lower than anticipated sales and planned seasonal receipts.

Cash used by investing activities during the first nine months of Fiscal 2004 amounted to $65,590,000, and primarily related to the opening of new stores, store remodels and investments in information systems.

Cash used by financing activities during the first nine months of Fiscal 2004 primarily related to the repurchase of common stock partially offset by proceeds received in connection with stock based compensation programs.

The Company repurchased 2,590,000 shares of its common stock at a cost of approximately $69,000,000 under the $75,000,000 securities repurchase program announced on March 9, 2004. On August 11, 2004, the Company announced a new $100,000,000 securities repurchase program, which replaced the March 9, 2004 plan. The Company has repurchased 2,100,000 shares of its common stock at a cost of approximately $50,000,000 under the August 11, 2004 plan through the date of this filing.

In April 2004, the Company’s Board of Directors approved a 3-for-2 split of the Company’s common stock, in the form of a stock dividend. All share and per share data presented herein are presented on a post-split basis.

The Company expects its total capital expenditure requirements in Fiscal 2004 will be approximately $120,000,000. An important aspect of the Company’s business strategy is its store expansion program designed to reach new customers through the opening of new stores. The actual amount of the Company’s capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores. During the remainder of Fiscal 2004, the Company plans to open an additional four Ann Taylor and 10 Ann Taylor Loft stores, bringing the total stores added in Fiscal 2004 to 10 Ann Taylor, 77 Ann Taylor Loft and eight Ann Taylor Factory stores. The Company expects to use cash flow from operations to fund its capital expenditure requirements.

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

Critical Accounting Policies

Management has determined that the Company’s most critical accounting policies are those related to merchandise inventory valuation, intangible asset impairment, and income taxes. The Company continually monitors its accounting policies to ensure proper application. There have been no changes to these policies as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s cash and cash equivalents as of October 30, 2004 have not significantly changed since January 31, 2004. The Company redeemed its outstanding convertible debentures in the second quarter of Fiscal 2004. Information regarding the Company’s financial instruments and market risk as of January 31, 2004 is disclosed in the Company’s 2003 Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
August 1, 2004 to August 28, 2004	1,540,000	$23.98	1,540,000	$73,090,340
August 29, 2004 to October 2, 2004	402,711	24.35	400,000	63,354,780
October 3, 2004 to October 30, 2004	600,650	22.02	600,000	50,143,720

	2,543,361	$23.58	2,540,000

(a)	Includes 3,361 shares of restricted stock repurchased in connection with employee compensation plans.
(b)	440,000 of these shares were purchased at a cost of approximately $10,000,000 under the Company’s previous $75,000,000 securities repurchase plan which was announced on March 9, 2004. All other shares set forth herein were part of a $100,000,000 securities repurchase plan, announced by the Company on August 11, 2004. This plan replaced the March 9, 2004 plan and will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

Item 5. Other Information

The information required by this Item is incorporated herein by reference to the Form 8-K filed by the Company on October 29, 2004, reporting a grant of stock options to a non-employee director. A summary of compensation arrangements for non-employee directors is attached hereto as Exhibit 10.10 and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Director Non-Qualified Stock Option Agreement under the 2002 Stock Option and Restricted Stock and Unit Award Plan, as amended. Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on October 29, 2004.

10.2	Form of Director Non-Statutory Stock Option Agreement under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 of Form 8-K of the Company filed on October 29, 2004.

10.3	Form of Non-Qualified Stock Option Agreement under the 2002 Stock Option and Restricted Stock and Unit Award Plan, as amended. Incorporated by reference to Exhibit 10.3 of Form 8-K of the Company filed on October 29, 2004.

10.4	Form of Non-Statutory Stock Option Agreement under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.4 of Form 8-K of the Company filed on October 29, 2004.

10.5	Form of Restricted Stock Award Agreement under the 2002 Stock Option and Restricted Stock and Unit Award Plan, as amended. Incorporated by reference to Exhibit 10.5 of Form 8-K of the Company filed on October 29, 2004.

10.6	Form of Restricted Stock Award Agreement under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.6 of Form 8-K of the Company filed on October 29, 2004.

10.7	Form of Non-Statutory Stock Option Agreement (three year time-vesting) under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on November 9, 2004.

10.8	Form of Restricted Stock Award Agreement (performance-vesting) under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 of Form 8-K of the Company filed on November 9, 2004.

*10.9	Amendment No. 1, dated as of September 22, 2004, to Employment Agreement between the Company and Katherine Lawther Krill, dated as of January 29, 2004.

*10.10	Summary of Compensation Arrangements for Non-Employee Directors.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: December 6, 2004	By:	/s/ J. Patrick Spainhour
J. Patrick Spainhour
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: December 6, 2004	By:	/s/ James M. Smith
James M. Smith
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Director Non-Qualified Stock Option Agreement under the 2002 Stock Option and Restricted Stock and Unit Award Plan, as amended. Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on October 29, 2004.

10.2	Form of Director Non-Statutory Stock Option Agreement under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 of Form 8-K of the Company filed on October 29, 2004.

10.3	Form of Non-Qualified Stock Option Agreement under the 2002 Stock Option and Restricted Stock and Unit Award Plan, as amended. Incorporated by reference to Exhibit 10.3 of Form 8-K of the Company filed on October 29, 2004.

10.4	Form of Non-Statutory Stock Option Agreement under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.4 of Form 8-K of the Company filed on October 29, 2004.

10.5	Form of Restricted Stock Award Agreement under the 2002 Stock Option and Restricted Stock and Unit Award Plan, as amended. Incorporated by reference to Exhibit 10.5 of Form 8-K of the Company filed on October 29, 2004.

10.6	Form of Restricted Stock Award Agreement under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.6 of Form 8-K of the Company filed on October 29, 2004.

10.7	Form of Non-Statutory Stock Option Agreement (three year time-vesting) under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on November 9, 2004.

10.8	Form of Restricted Stock Award Agreement (performance-vesting) under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 of Form 8-K of the Company filed on November 9, 2004.

*10.9	Amendment No. 1, dated as of September 22, 2004, to Employment Agreement between the Company and Katherine Lawther Krill, dated as of January 29, 2004.

*10.10	Summary of Compensation Arrangements for Non-Employee Directors.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.