Form 10-K
period 2005-01-29
ANNTAYLOR STORES CORP
filed 2005-04-01
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 1-10738

ANNTAYLOR STORES CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-3499319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

142 West 57th Street, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 541-3300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.0068 Par Value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of July 31, 2004 was $2,127,406,088.

The number of shares of the registrant’s common stock outstanding as of February 25, 2005 was 70,642,066.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be held on April 28, 2005 are incorporated by reference into Part III.

ANNTAYLOR STORES CORPORATION

ANNUAL REPORT ON FORM 10-K INDEX

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

The Company believes that “Ann Taylor” is a highly recognized national brand that defines a distinct fashion point of view. The Ann Taylor brand appeals to a broad range of clients through the Company’s Ann Taylor, Ann Taylor Loft and Ann Taylor Factory concepts. Ann Taylor merchandise represents classic styles, updated to reflect current fashion trends.

The Company is dedicated to maintaining the right merchandise mix in its stores among suits and separates, tops, footwear and accessories. The Company concentrates on calibrating the timing of its product offerings to address clients’ wardrobing needs, anticipating fabric and yarn preferences on a regional and seasonal basis, and timing direct marketing efforts accordingly.

The Ann Taylor client base consists primarily of fashion conscious women from the ages of 25 to 55. The Ann Taylor concept appeals to professional women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategy, personalized client service, efficient store layouts and continual flow of new merchandise. The Ann Taylor Loft concept appeals to women with a more relaxed lifestyle and work environment, who appreciate the Ann Taylor style and compelling value. Certain clients of Ann Taylor and Ann Taylor Loft cross-shop both brands. The Ann Taylor Factory concept continues to serve not only as a clearance vehicle, but also makes available an increasing percentage of merchandise specifically designed to carry the Ann Taylor Factory label. The Company operates as one segment for financial reporting purposes.

As of January 29, 2005, the Company operated 738 retail stores in 45 states, the District of Columbia and Puerto Rico, of which 359 were Ann Taylor stores, 343 were Ann Taylor Loft stores and 36 were Ann Taylor Factory stores. See “Stores and Expansion” for further discussion.

The Company offers its merchandise for sale on the internet at two separate websites (together, the “Online Stores”). anntaylor.com, which was launched in Fiscal 2000, offers Ann Taylor merchandise, while anntaylorLOFT.com, launched in January 2003 as an informational site, began offering Ann Taylor Loft merchandise for sale in May 2004. The Online Stores were designed as an extension of the in-store experience and offer a wide selection of each season’s merchandise collections. The Company believes that the Online Stores further build the Ann Taylor brand and enhance the Company’s relationships with its clients, as well as create the opportunity for sales to new and existing clients.

Merchandise Design and Production

Substantially all merchandise offered in the Company’s stores is developed by the Company’s in-house product design and development teams, which design merchandise exclusively for the Company. The Company’s merchandising groups determine inventory needs for the upcoming season, edit the assortments developed by the design teams, plan merchandise flows, and arrange for the production of merchandise by independent manufacturers, primarily through the Company’s sourcing division or through private label specialists.

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

The Company sources merchandise from approximately 280 manufacturers and vendors, none of which accounted for more than 4% of the Company’s merchandise purchases in Fiscal 2004. The Company’s merchandise is manufactured in over 26 countries, with approximately 32% of the Company’s merchandise manufactured in China, 14% in Hong Kong, 12% in the Philippines, and 6% in South Korea. Any event causing a sudden disruption of manufacturing or imports from those countries, or the imposition of additional import restrictions, could have a material adverse effect on the Company’s operations. Substantially all of the Company’s foreign purchases are negotiated and paid for in U.S. dollars.

The Company cannot predict with certainty whether any of the foreign countries in which its products are currently manufactured or any of the countries in which the Company may manufacture its products in the future will be subject to future import restrictions by the U.S. government, including the likelihood, type or degree of effect of any such new trade restriction. Trade restrictions, including increased tariffs or quotas, on apparel, or other items sold by the Company could affect the importation of such merchandise and could increase the cost or reduce the supply of merchandise available to the Company and adversely affect the Company’s business, financial condition, results of operations and liquidity.

On January 1, 2005, in accordance with its commitments under the World Trade Organization (“WTO”) the United States discontinued imposing quantitative limits (“quotas”) on the import of apparel from WTO members. This event should initially improve flexibility obtaining imported merchandise manufactured in WTO countries, however this flexibility may be reduced or eliminated if new restrictions in the form of safeguards as provided for in the WTO agreement are imposed on the import of apparel from China. Although the Company cannot predict with certainty the effect the elimination of quotas will have on its business, management believes that any impact on operations arising from the elimination of quotas will not be material. Further, the U.S. may impose additional duties in response to an investigation as to whether a particular product being sold in the United States at less than fair value may cause (or threaten to cause) material injury to the relevant domestic industry as claimed by such industry. This is generally known as “anti-dumping” action.

The Company’s merchandise flow may also be adversely affected by financial or political instability in any of the countries in which its goods are manufactured, the potential impact of natural disasters and health concerns relating to severe infectious diseases, particularly on manufacturing operations of the Company’s vendors, or acts of war or terrorism in the United States or worldwide, if they affect the production, shipment or receipt of merchandise from such countries. Merchandise flow may also be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “– Statement Regarding Forward-Looking Disclosures”.

The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. The Company believes it has good relationships with its suppliers and that, subject to the discussion above and in the “– Statement Regarding Forward-Looking Disclosures”, there will continue to be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

Inventory Control and Merchandise Allocation

The Company’s planning departments analyze each store’s size, location, demographics, sales and inventory history to determine the quantity of merchandise to be purchased for, and the allocation of merchandise to, the Company’s stores. Upon receipt, merchandise is allocated to achieve an emphasis that is suited to each store’s client base. Merchandise typically is sold at its original marked price for several weeks, with the length of time varying by item. The Company reviews its inventory levels on an ongoing basis in order to identify slow-moving merchandise styles and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear this merchandise. Markdowns may be used if inventory exceeds client demand for reasons of design, seasonal adaptation or changes in client preference, or if it is determined that the inventory will not sell at its currently marked price. Some marked-down items remaining unsold are moved periodically to the Company’s Ann Taylor Factory stores, where additional markdowns may be taken.

In Fiscal 2004, inventory turned 4.5 times, compared to 4.1 times in Fiscal 2003 and 3.5 times in Fiscal 2002. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and the end of the period.

The Company’s comprehensive merchandising information system provides systems support for the Company’s merchandising functions. This system serves as the Company’s central source of information regarding merchandise items, inventory management, purchasing, replenishment, receiving and distribution.

The Company uses a centralized distribution system under which nearly all merchandise is distributed to the Company’s stores through its distribution center, located in Louisville, Kentucky. See “Properties”. Merchandise is shipped by the distribution center to the Company’s stores several times each week.

Stores and Expansion

An important aspect of the Company’s business strategy is a real estate expansion program designed to reach new clients through the opening of new stores. The Company opens new stores in markets that it believes have a sufficient concentration of its target clients. The Company also adds stores, or expands the size of existing stores, in markets where it already has a presence, as market conditions warrant and sites become available. Store locations are determined on the basis of various factors, including geographic location, demographic studies, anchor tenants in a mall location, other specialty stores in a mall or specialty center location or in the vicinity of a village location, and the proximity to professional offices in a downtown or village location. Stores opened in factory outlet centers are located in factory outlet malls in which co-tenants generally include a significant number of outlet or discount stores operated under nationally recognized upscale brand names. Store size also is determined on the basis of various factors, including geographic location, demographic studies, and space availability.

As of January 29, 2005, the Company operated 738 retail stores throughout the United States, the District of Columbia and Puerto Rico, of which 359 were Ann Taylor stores, 343 were Ann Taylor Loft stores, and 36 were Ann Taylor Factory Stores.

The average Ann Taylor store is approximately 5,100 square feet in size. The Company also has three flagship Ann Taylor stores in New York City, San Francisco and Chicago, which represent the fullest assortment of Ann Taylor merchandise. In Fiscal 2004, the Company opened 10 Ann Taylor stores including one Ann Taylor Petites store that averaged approximately 5,100 square feet. In Fiscal 2005, the Company plans to open approximately 8—10 Ann Taylor stores, which are expected to average approximately 5,300 square feet.

Ann Taylor Loft stores average approximately 5,800 square feet. In Fiscal 2004, the Company opened 77 Ann Taylor Loft stores that averaged approximately 5,700 square feet. In Fiscal 2005, the Company plans to open approximately 70 - 75 Ann Taylor Loft stores, which are expected to average approximately 6,200 square feet.

The Company’s 36 Ann Taylor Factory stores average approximately 8,700 square feet. In Fiscal 2004, the Company opened 8 Ann Taylor Factory stores that averaged approximately 7,200 square feet. In Fiscal 2005, the Company plans to open approximately 10 - 15 Ann Taylor Factory stores, which are expected to average approximately 7,500 square feet.

The Company’s stores typically have approximately 20% of their total square footage allocated to stockroom and other non-selling space.

The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor stores (“AT”), Ann Taylor Loft stores (“ATL”), and Ann Taylor Factory stores (“ATF”) over the past five years:

	Total Stores Open at Beginning of Fiscal Year	No. Stores Opened During Fiscal Year			No. Stores Expanded During Fiscal Year(a)	No. Stores Closed During Fiscal Year(a)	No. Stores Open at End of Fiscal Year
Fiscal Year		AT	ATL	ATF			AT	ATL(b)	ATF(b)	Total
2000	405	18	63	—	4	8	332	133	13	478
2001	478	10	57	—	6	7	342	186	10	538
2002	538	10	39	—	—	3	350	207	27	584
2003	584	8	61	1	8	6	354	268	26	648
2004	648	10	77	8	6	5	359	343	36	738

(a)	All stores expanded and all stores closed were AT stores, except that in 2004, one ATL store and one ATF store was expanded, in 2003, two stores closed were ATF stores; in 2002, one store closed was an ATF store; in 2001, five stores closed were ATF stores, and two stores closed were ATL stores; and in 2000, two stores closed were ATL stores and one store closed was an ATF store. In addition, two stores closed in 2000 were ATS stores that were replaced in the same locations with new ATL stores.

(b)	In 2004, 2002, 2001 and 2000, two, 18, two and three ATL stores located in factory outlet malls were converted to ATF stores, respectively.

The Company believes that its existing store base is a significant strategic asset of its business, and its stores are located in some of the most productive retail centers in the United States. The Company has invested approximately $388.7 million in its store base since the beginning of Fiscal 2000; approximately 52% of its stores are either new or have been remodeled, as a result of an expansion or relocation, in the last five years.

The Company’s Fiscal 2004 real estate expansion plan resulted in an increase in the Company’s total store square footage of approximately 540,000 square feet (net of store closings), or 14.7%, from approximately 3.7 million square feet at the end of Fiscal 2003 to approximately 4.2 million square feet at the end of Fiscal 2004. During Fiscal 2005, the Company intends to open approximately 88 to 100 stores, increasing store square footage by approximately 616,000 square feet, or 14.7%.

Capital expenditures for the Company’s Fiscal 2004 store expansion program totaled approximately $94.9 million and expenditures for store renovations and refurbishing totaled approximately $16.4 million. The Company expects that capital expenditures for its Fiscal 2005 store expansion program will be approximately $97 - $100 million and expenditures for store renovations and refurbishing will be approximately $25 - $28 million.

The Company’s ability to continue to increase store square footage will be dependent upon, among other things, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the negotiation of acceptable lease terms. See “ - Statement Regarding Forward-Looking Disclosures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Customer Credit

In February 2002, the Company sold its proprietary credit card portfolio to World Financial Network National Bank and contracted with Alliance Data Systems Corporation to provide private label credit card services to proprietary Ann Taylor credit card customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Information Systems

During Fiscal 2004, the Company continued to make investments in information services and technology. The Company continued to enhance its in-store technology with the enabling of debit card transactions and electronic signature capture at the point of sale. Significant enhancements to its store performance management software were implemented which allowed the measurement of store associates’ performance against learning and productivity goals.

The Company continued to make investments in its direct to consumer systems in Fiscal 2004, making anntaylorLOFT.com an online commerce site for Ann Taylor Loft, and continuing to enhance anntaylor.com. The Company also made investments and enhancements to the systems it uses to support its design, merchandising, sourcing, logistics and finance operations. These enhancements are generally aimed at supporting more refined merchandise assortments and providing speed, flexibility and cost reduction in the Company’s supply chain.

Brand Building and Marketing

The Company believes that its Ann Taylor and Ann Taylor Loft brands are among its most important assets. The ability of the Company to continuously evolve these brands to appeal to the changing needs and priorities of their target client bases is a key source of its competitive advantage. All aspects of brand development for both retail concepts, including product design, store merchandising and shopping environments, channels of distribution, and marketing and advertising, are controlled by the Company. The Company continues to invest in the development of these brands through, among other things, client research, advertising, in-store marketing, direct mail marketing, and its Online Stores. The Company also makes investments to enhance the overall client experience through the opening of new stores, the expansion and remodeling of existing stores, and a focus on client service.

The Company believes it is strategically important to communicate on a regular basis directly with its current client base and with potential clients, through national and regional advertising, as well as through direct mail marketing and in-store presentation. Marketing expenditures as a percentage of sales were 3.4% in Fiscal 2004, 2.5% in Fiscal 2003 and 2.2% in Fiscal 2002.

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

Competition

The women’s retail apparel industry is highly competitive. The Company’s stores compete with certain departments in national or local department stores, and with other specialty store chains, independent retail stores, catalog and internet businesses that offer similar categories of merchandise. The Company believes that its focused merchandise selection, exclusive fashions, personalized service, wardrobing advice and convenience distinguish it from other apparel retailers. Many of the Company’s competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company and there is no assurance that the Company will be able to compete successfully with them in the future. See “– Statement Regarding Forward-Looking Disclosures”.

Employees

As of January 29, 2005, the Company had approximately 14,900 employees, of which approximately 2,800 were full-time salaried employees, 2,800 were full-time hourly employees and 9,300 were part-time hourly employees working less than 30 hours per week. None of the Company’s employees are represented by a labor union. The Company believes that its relationship with its employees is good.

Available Information

The Company makes available free of charge on its website, http://investor.anntaylor.com, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the United States Securities and Exchange Commission (the “SEC”). Copies of the charters of each of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as the Company’s Corporate Governance Guidelines and Business Conduct Guidelines, are also available on the website or in print upon written request by any shareholder to the Corporate Secretary at 142 West 57th Street, New York, New York 10019.

Statement Regarding Forward-Looking Disclosures

Sections of this annual report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. These forward-looking statements reflect the Company’s current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including the impact and effect of the Company’s lease accounting and pension review and restatement of its financial statements, failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company’s brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company’s Online Stores; a significant change in the regulatory environment applicable to the Company’s business; risks associated with the possible inability of the Company, particularly through its sourcing and logistics functions, to operate within production and delivery constraints; the impact of quotas, and the elimination thereof; an increase in the rate of import duties or export quotas with respect to the Company’s merchandise; financial or political instability in any of the countries in which the Company’s goods are manufactured; the potential impact of natural disasters and health concerns relating to severe infectious diseases, particularly on manufacturing operations of the Company’s vendors; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; the inability of the Company to hire, retain and train key personnel, and other factors set forth in the Company’s filings with the SEC. The Company does not assume any obligation to publicly update or revise any forward-looking statements at any time for any reason.

ITEM 2.	Properties

As of January 29, 2005, the Company operated 738 retail stores in 45 states, the District of Columbia and Puerto Rico, all of which were leased. Store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods. Some of the leases grant the Company the right to extend the term for one or two additional five-year periods. Some leases also contain early termination options, which can be exercised by the Company under specific conditions. Most of the store leases require the Company to pay a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the leases also require the Company to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of the Company’s leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2005 - 2007	161
2008 – 2010	193
2011 - 2013	204
2014 and later	180

Ann Taylor’s corporate offices at 142 West 57th Street in New York City (containing approximately 140,000 square feet), will be relocated to Times Square Tower in New York City (containing approximately 297,000 square feet) in Fiscal 2005. The leases for these premises expire in 2006 and 2020, respectively. The Company will continue to maintain office space at 1372 Broadway in New York City containing approximately 93,000 square feet, the lease for which expires in 2010. In addition, the Company relocated its New Haven, Connecticut offices in Fiscal 2004 to office space in Milford, Connecticut containing approximately 47,000 square feet. The Milford lease expires in 2019.

Ann Taylor’s wholly owned subsidiary, AnnTaylor Distribution Services, Inc., owns the 256,000 square foot distribution center located in Louisville, Kentucky. Nearly all Ann Taylor merchandise is distributed to the Company’s stores through this facility. The parcel on which the Louisville distribution center is located comprises approximately 20 acres and could accommodate possible future expansion of the facility.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol “ANN”. The number of holders of record of common stock at February 25, 2005 was 575. The following table sets forth the high and low sale prices per share of the common stock on the New York Stock Exchange for the periods indicated.

In April 2004, the Company’s Board of Directors approved a 3-for-2 split of the Company’s common stock, in the form of a stock dividend. One additional share of common stock for every two shares owned was distributed on May 26, 2004 to stockholders of record at the close of business on May 11, 2004. All share and per share data throughout this document are presented on a post-split basis.

	Market Price
	High	Low
Fiscal Year 2004
Fourth quarter	$24.38	$19.98
Third quarter	27.24	21.20
Second quarter	30.34	25.11
First quarter	31.43	26.59

Fiscal Year 2003
Fourth quarter	$27.89	$23.77
Third quarter	24.45	18.93
Second quarter	20.48	14.79
First quarter	16.12	11.37

The Company has never paid cash dividends on its common stock. As a holding company, the Company’s ability to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries, including the Company’s wholly owned subsidiary AnnTaylor, Inc. (“Ann Taylor”). In addition, any determination to pay cash dividends is at the discretion of the Company’s Board of Directors. The payment of dividends by Ann Taylor to the Company is subject to certain restrictions under Ann Taylor’s Credit Facility. The Company is also subject to certain restrictions contained in the Credit Facility on the payment of cash dividends on its common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
				(in thousands)
October 31, 2004 to November 27, 2004	—	—	—	$50,144
November 28, 2004 to January 1, 2005	5,918	$21.94	—	$50,144
January 2, 2005 to January 29, 2005	34,510	$21.31	—	$50,144

(a)	Represents shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced Plan.

ITEM 6.	Selected Financial Data

The following historical consolidated income statement and consolidated balance sheet information for the years ended January 31, 2004 and February 1, 2003 has been derived from the consolidated financial statements of the Company, and has been restated to reflect adjustments that are further discussed in Note 2, “Restatement of Financial Statements” in the Notes to Consolidated Financial Statements included in Item 15, “Exhibits and Financial Statement Schedules” of this Form 10-K. The consolidated income statement and consolidated balance sheet information for the years ended February 2, 2002 and February 3, 2001, derived from the consolidated financial statements, has been adjusted to conform with the effects of the restatement discussed in Note 2. The Company’s consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 and consolidated balance sheets as of January 29, 2005 and January 31, 2004, as audited by Deloitte & Touche LLP, independent registered public accountants, appear elsewhere in this document. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto of the Company included elsewhere in this document. All references to years are to the fiscal year of the Company, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below had 52 weeks, except the fiscal year ended February 3, 2001 which had 53 weeks. All share amounts have been adjusted to reflect the 3-for- 2 splits of the Company’s common stock in Fiscal 2004 and 2002.

	Fiscal Years Ended
	January 29, 2005		January 31, 2004 (i)		February 1, 2003 (i)		February 2, 2002 (j)		February 3, 2001 (j)

			(as restated)		(as restated)		(as restated)		(as restated)
	(dollars in thousands, except per square foot data and per share data)
Consolidated Income Statement Information:
Net sales	$1,853,583		$1,587,708		$1,380,966		$1,299,573		$1,232,776
Cost of sales	906,035		721,463		633,473		651,808		622,036

Gross margin	947,548		866,245		747,493		647,765		610,740
Selling, general and administrative expenses	842,590		694,958		612,698		580,199		503,582
Amortization of goodwill (a)	—		—		—		11,040		11,040

Operating income	104,958		171,287		134,795		56,526		96,118
Interest income	5,037		3,298		3,279		1,390		2,473
Interest expense (b)	3,641		6,665		6,886		6,869		7,315

Income before income taxes	106,354		167,920		131,188		51,047		91,276
Income tax provision	43,078		67,193		51,158		24,054		40,153

Net income	$63,276		$100,727		$80,030		$26,993		$51,123

Basic earnings per share (c)	$0.91		$1.51		$1.21		$0.42		$0.79

Diluted earnings per share (c)	$0.88		$1.42		$1.14		$0.41		$0.77

Weighted average shares outstanding (in 000s) (c)	69,607		66,614		66,372		64,988		64,368
Weighted average shares outstanding, assuming dilution (in 000s) (c)	72,933		73,145		72,452		65,492		70,245

Consolidated Operating Information:
Percentage increase (decrease) in comparable store sales (d)	3.6%		5.3%		(3.9)%		(6.1)%		(0.5)%
Net sales per gross square foot (e)	$471		$456		$434		$452		$496
Number of stores:
Open at beginning of period	648		584		538		478		405
Opened during the period	95		70		49		67		81
Expanded during the period	6		8		—		6		4
Closed during the period	5		6		3		7		8
Open at the end of the period	738		648		584		538		478
Total store square footage at end of period (000’s)	4,202		3,662		3,305		3,057		2,695
Capital expenditures	$152,483		$97,300		$63,119		$105,210		$111,595
Depreciation and amortization including goodwill (a)	$78,657		$66,798		$61,201		$66,200		$55,301
Working capital turnover (f)	5.0	x	4.6	x	6.0	x	7.8	x	8.0	x
Inventory turnover (g)	4.5	x	4.1	x	3.5	x	3.7	x	4.0	x

Consolidated Balance Sheet Information:
Working capital (h)	$343,568		$400,298		$286,337		$174,691		$158,769
Goodwill, net (a)	286,579		286,579		286,579		286,579		297,619
Total assets	1,327,338		1,256,397		1,095,351		965,293		920,131
Total debt	—		125,152		121,652		119,530		117,610
Stockholders’ equity	926,744		818,856		702,853		600,691		564,703

(Footnotes on following page)

(Footnotes for preceding page)

(a)	The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on February 3, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. The Company tests goodwill for impairment annually, during February, and determined that the carrying value of its goodwill at January 29, 2005, January 31, 2004 and February 1, 2003 was not impaired.

(b)	Includes non-cash interest expense of approximately $1.9 million, $4.3 million, $4.3 million, $4.1 million and $4.2 million, in Fiscal 2004, 2003, 2002, 2001 and 2000, respectively, from amortization of deferred financing costs and accretion of original issue discount. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

(c)	In 2004 and 2002, the Company effected 3-for-2 splits of its common stock, in the form of stock dividends. All share and per share amounts in the financial information have been restated to reflect the splits.

(d)	Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store. In addition, in a year with 53 weeks, sales in the last week of that year are not included in determining comparable store sales; therefore, comparable store sales for Fiscal 2000 reflect a 52-week period.

(e)	Net sales per gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

(f)	Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.

(g)	Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period.

(h)	Includes current portion of long-term debt of approximately $1.25 million and $1.4 million, at the end of Fiscal 2001, and 2000, respectively. There was no current portion at the end of Fiscal 2004, Fiscal 2003 or Fiscal 2002.

(i)	See Note 2, “Restatement of Financial Statements” in the Notes to Consolidated Financial Statements included in Item 15, “Exhibits and Financial Statement Schedules” of this Form 10-K for the effect of these corrections and changes.

(j)	This period has been restated to conform with the corrections and changes as discussed in Note 2, “Restatement of Financial Statements” in the Notes to Consolidated Financial Statements included in Item 15, “Exhibits and Financial Statement Schedules” of this Form 10-K.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). The Company’s management subsequently initiated a review of its lease-related accounting practices and determined that the manner in which it accounted for construction allowances and the period over which it recognized rent expense was not in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases” (“FTB No. 88-1”).

With respect to construction allowances, FTB No. 88-1 states that lease incentives should be treated by the lessee as a reduction of rental expense and amortized on a straight-line basis over the term of the lease in accordance with FTB No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, the Company established liabilities (current and long-term) for the unamortized portion of construction allowances (deferred lease incentives) which are amortized over the lease term on a straight-line basis as a reduction of rent expense. The Company had previously capitalized these allowances as a reduction of property and equipment and amortized them over the lease term as a reduction of depreciation expense. This affects the presentation of construction allowances in the Company’s Consolidated Statements of Cash Flows, as construction allowances are presented within operating activities, rather than as previously reported as a reduction of capital expenditures in investing activities. Since both depreciation and rent expense are included in selling, general and administrative expenses, there is no impact to the Company’s Consolidated Statements of Income.

In determining the proper period over which to recognize rent expense with free rent periods and/or rent escalation, FTB No. 88-1 considers the lessee’s possession or right to control the physical use of the property, and requires that straight-line rent expense begin when the lessee takes possession of or controls the use of the space. The Company had previously recorded straight-line rent expense beginning on the store opening date, as the Company believed that “possession” under FTB No. 88-1 occurred on the date it took physical control of the space through occupancy, without considering the construction build-out period. The Company now considers possession to occur on the date it enters the space and begins construction build-out. The correcting adjustments are recorded as rent expense in the Company’s Consolidated Statements of Income and deferred rent expense in its Consolidated Balance Sheets.

In addition, the Company had previously classified the proceeds from the sale of its proprietary credit card portfolio as an investing activity in its Consolidated Statement of Cash Flows for the fiscal year ended February 1, 2003. The Company has restated its February 1, 2003 Consolidated Statement of Cash Flows to reflect the proceeds from the sale as an operating activity, since the credit card receivables resulted from the sale of the Company’s merchandise.

For all periods presented herein, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments on the Company’s Consolidated Balance Sheets. The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. This reclassification also resulted in changes in the Company’s Consolidated Statements of Cash Flows. The purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities in the Company’s Consolidated Statements of Cash Flows.

See Note 2 in the Notes to the consolidated financial statements of this Report for a summary of the effects of these corrections and changes on the Company’s Consolidated Balance Sheet as of January 31, 2004, as well as on the Company’s Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the fiscal years ended January 31, 2004 and February 1, 2003. See Note 11, “Selected Quarterly Financial Data – Unaudited” for the effects of these corrections and changes on the Company’s quarterly periods for Fiscal 2004 and 2003. The Company intends to amend its Forms 10-Q for the fiscal quarters ended May 1, 2004, July 31, 2004 and October 30, 2004 to reflect the restatement. The information provided in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effect of these restatements.

Management Overview

Fiscal 2004 marked the Company’s fiftieth anniversary, and was a year of both successes and challenges. The Company experienced record earnings during the first half of the year, largely due to a 9.3% increase in comparable store sales, which contributed to a 28.5% increase in gross margin over the same period in Fiscal 2003.

The successes the Company experienced during the first half of Fiscal 2004 were followed by challenges in the second half of the year. While Ann Taylor Loft continued its impressive performance, with a 6.0% increase in comparable store sales over the same period in Fiscal 2003, business at Ann Taylor suffered as a result of client dissatisfaction with some of its product offerings, particularly during the holiday season. This resulted in an increased level of promotional activity, which combined with higher inventory costs, led to lower gross margin. Overall, gross margin for the second half of Fiscal 2004 decreased 6.4% compared to last year, despite a 12.1% increase in sales.

In Fiscal 2005, the Company plans to focus on inventory management and expense control, and has already taken corrective action toward achieving these objectives. The Company has scaled back inventory orders for the spring season, and will closely monitor inventory levels and costs throughout Fiscal 2005. During the fourth quarter of Fiscal 2004, the Company made some organizational changes which are also expected to result in annualized savings of approximately $3.0 million. These steps are critical to increasing profitability and shareholder value, which are key objectives of the Company’s senior management team.

The Company opened 95 new stores in Fiscal 2004 funded by operating cash flow, and is planning to open 88 to 100 stores in Fiscal 2005, also expected to be funded by operating cash flow. The Company believes that measured store growth and the maintenance of a brand-appropriate store environment are critical to achieving sustained economic growth, and is committed to identifying the best properties and negotiating the most favorable lease terms in order to attain this goal. In Fiscal 2005, the Company also plans to supplement its new store growth program with $25 to $28 million in capital spending for store renovations and refurbishments, intended to help maintain the look and heritage of the brand.

The Company also continued to make repurchases of its common stock under the share repurchase plans announced in 2002 and 2004. In total, the Company repurchased 4,690,000 shares of its common stock during Fiscal 2004. The Company also redeemed its Convertible Debentures during the second quarter of Fiscal 2004, without taking on additional debt.

On March 17, 2005, the Company announced J. Patrick Spainhour’s retirement as Chairman of the Board and Chief Executive Officer of the Company, and all other direct and indirect subsidiaries of the Company, effective September 30, 2005. Kay Krill, the Company’s current President and a member of the Board will become the Chief Executive Officer of the Company upon Mr. Spainhour’s retirement and resignation.

The Company remains optimistic about its opportunity for success in Fiscal 2005, however, the retail environment remains very competitive. Management’s plan for future growth is based on offering clients updated classic merchandise at convenient, accessible, brand-appropriate locations. The Company’s ability to achieve this objective will be dependent on factors such as those outlined in the “– Statement Regarding Forward-Looking Disclosures”.

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

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales:

	Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.9	45.5	45.9

Gross margin	51.1	54.5	54.1
Selling, general and administrative expenses	45.5	43.7	44.3

Operating income	5.6	10.8	9.8
Interest income	0.3	0.2	0.2
Interest expense	0.2	0.4	0.5

Income before income taxes	5.7	10.6	9.5
Income tax provision	2.3	4.2	3.7

Net income	3.4%	6.4%	5.8%

The following table sets forth selected consolidated income statement data expressed as a percentage change from the prior period:

	Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	Increase (decrease)
Net sales	16.7%	15.0%	6.3%
Operating income	(38.7)%	27.1%	138.5%
Net income	(37.2)%	25.9%	196.5%

Sales

The following table sets forth certain sales and store data:

	Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Net sales (in thousands)
Total Company	$1,853,583	$1,587,708	$1,380,966
Ann Taylor	854,865	867,855	828,913
Ann Taylor Loft	826,556	588,801	439,789
Other	172,162	131,052	112,264
Comparable store sales percentage Increase(decrease) (a)
Total Company	3.6%	5.3%	(3.9)%
Ann Taylor	(2.7)%	3.2%	(5.3)%
Ann Taylor Loft	12.8%	9.4%	(1.0)%
Net sales per average gross square foot (b)	$471	$456	$434
Total store square footage at end of period (in thousands) (b)	4,202	3,662	3,305
Number of:
Total stores open at beginning of period	648	584	538
New stores	95	70	49
Expanded stores	6	8	—
Closed stores	5	6	3
Total stores open at end of period	738	648	584

(a)	Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.

(b)	Net sales per gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

The Company’s net sales increased approximately $265.9 million, or 16.7% in Fiscal 2004 from Fiscal 2003. The increase in net sales was due to the combined effect of the opening of new stores, and an increase in comparable store sales at Ann Taylor Loft.

The Company’s net sales increased approximately $206.7 million, or 15.0% in Fiscal 2003 from Fiscal 2002. The increase in net sales was due to the combined effect of an increase in comparable store sales and the opening of new stores. Management believes that the increase in comparable store sales was due to client acceptance of the merchandise assortment available at both Ann Taylor and Ann Taylor Loft, particularly in the fourth quarter of Fiscal 2003.

The Company’s net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been higher than in the other quarters. As a result, the Company has not had significant overhead and other costs generally associated with large seasonal variations.

Cost of Sales

Cost of sales is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third party suppliers to the Company’s distribution center. Buying and occupancy costs are excluded from cost of sales. Cost of sales as a percentage of net sales increased to 48.9% in Fiscal 2004 from 45.5% in Fiscal 2003. Cost of sales as a percentage of net sales remained relatively flat in Fiscal 2003 as compared to Fiscal 2002.

Gross Margin

Gross margin as a percentage of net sales decreased to 51.1% in Fiscal 2004 from 54.5% in Fiscal 2003. The decrease in gross margin as a percentage of net sales is primarily due to lower full price sales and gross margin rates, particularly at Ann Taylor.

Gross margin as a percentage of sales increased to 54.5% in Fiscal 2003 from 54.1% in Fiscal 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 45.5% in Fiscal 2004 from 43.7% in Fiscal 2003. The increase was primarily due to an increase in marketing expenditures and severance costs, partially offset by a decrease in the provision for management performance bonuses.

Selling, general and administrative expenses as a percentage of net sales decreased 0.6% in Fiscal 2003 from Fiscal 2002. The decrease was primarily due to increased leverage on fixed expenses resulting from the increase in comparable store sales in Fiscal 2003.

Interest Income

Interest income increased to approximately $5.0 million in Fiscal 2004 from approximately $3.3 million in Fiscal 2003. The increase was primarily attributable to higher cash balances and more favorable interest rates during Fiscal 2004 as compared to Fiscal 2003.

Interest income was substantially unchanged from Fiscal 2002 to Fiscal 2003.

Interest Expense

Interest expense decreased to approximately $3.6 million in Fiscal 2004 from approximately $6.7 million in Fiscal 2003. This decrease was primarily due to the conversion of the outstanding Convertible Debentures in the second quarter of Fiscal 2004, as discussed more fully below in “Liquidity and Capital Resources” and Note 4, “Long-Term Debt” in the Notes to the Consolidated Financial Statements.

There was no significant change in interest expense from Fiscal 2002 to Fiscal 2003.

As a result of the redemption of the Company’s outstanding Convertible Debentures, the Company had no outstanding debt at January 29, 2005. The weighted average interest rate on the Company’s outstanding indebtedness at January 31, 2004 and February 1, 2003 was 3.75%. Interest expense also includes various other charges, the largest of which are fees related to the Company’s revolving credit facility. See “Liquidity and Capital Resources” and Note 4, “Long-Term Debt” in the Notes to the Consolidated Financial Statements for further discussion of the Company’s revolving credit facility.

Income Taxes

The effective income tax rates were 40.5%, 40.0% and 39.0% of net income in Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

The increases in the effective income tax rates in Fiscal 2004 and Fiscal 2003 were due to higher state income taxes.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company’s liquidity:

	Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(dollars in thousands)
Cash provided by operating activities	$169,259	$215,499	$234,417
Working capital	$343,568	$400,298	$286,337
Current ratio	2.41:1	3.20:1	2.72:1
Debt to equity ratio	0:1	.15:1	.17:1

As presented in the Company’s Consolidated Statements of Cash Flows, cash provided by operating activities in each of the fiscal years presented primarily resulted from net earnings before non-cash expenses such as depreciation and amortization, and in Fiscal 2002 by proceeds from the sale of the Company’s proprietary credit card portfolio. Cash used for investing activities in each of the fiscal years presented includes capital expenditures and investments in and maturities of short-term investments. Cash provided by financing activities in each of the fiscal years presented includes proceeds from the exercise of stock options and other employee stock based compensation programs, offset in Fiscal 2004 and 2003 by repurchases of shares of the Company’s common stock.

The Company has certain investments in auction rate securities which have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. These auction rate securities are classified as short-term investments on the Company’s consolidated balance sheets.

In November 2003, Ann Taylor and certain of its subsidiaries entered into a Second Amended and Restated $175 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility which, at the Company’s option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250 million, matures on November 14, 2008 and is used by Ann Taylor and certain of its subsidiaries for letters of credit and other general corporate purposes. The Credit Facility permits the payment of cash dividends by the Company (and dividends by certain of its subsidiaries to fund such cash dividends) if, after the payment of such dividends, liquidity (as defined in the Credit Facility) is greater than $35 million. Certain subsidiaries of the Company are also permitted to: pay dividends to the Company to fund certain taxes owed by the Company; fund ordinary operating expenses of the Company not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year (with certain specified exceptions); and for certain other stated purposes. The maximum amount available for loans and letters of credit under the Credit Facility at January 29, 2005 was $175.0 million. There were no borrowings outstanding under the Credit Facility at any point during Fiscal 2004 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $149.8 million and $96.8 million as of January 29, 2005 and January 31, 2004, respectively. See Note 4 to the Consolidated Financial Statements for further discussion of the Credit Facility.

Merchandise inventories increased approximately $57.2 million, or 33.2% in Fiscal 2004 from Fiscal 2003. The increase in merchandise inventories is primarily due to the opening of 95 new stores, and also higher in-transit inventory levels. Merchandise inventory on a per-square-foot basis was approximately $55 at the end of Fiscal 2004 compared to $47 at the end of Fiscal 2003. Inventory turned 4.5 times in Fiscal 2004 compared to 4.1 times in Fiscal 2003. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period.

The following table sets forth the Company’s capital expenditures (in thousands):

	Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
New store construction	$94,932	$62,153	$43,537
Store renovation/refurbishment	16,429	15,292	5,250
Information systems	23,920	16,022	10,353
Corporate offices	13,453	672	1,183
Other	3,749	3,161	2,796

Total	$152,483	$97,300	$63,119

The Company expects its total capital expenditure requirements in Fiscal 2005 will be approximately $175 to $185 million. Approximately $97 to $100 million will be spent on new store construction, store expansion and relocation, for a planned square footage increase of approximately 616,000 square feet, or 14.7%. Another approximately $25 to $28 million is planned for store renovation and refurbishment programs. Approximately $20 to $22 million will be spent to support continued investments in information systems, and approximately $33 to $35 million is planned for corporate office and distribution center initiatives and other general corporate purposes. The actual amount of the Company’s capital expenditures will depend in part on the number of stores opened, expanded and refurbished. See “Business—Stores and Expansion”.

A portion of the Fiscal 2004 capital expenditures relates to costs associated with the anticipated June 2005 relocation of the Company’s corporate offices in New York City. As a result of this relocation, the Company adjusted the remaining lives of certain fixed assets to correlate to the expected move, the impact of which is not significant to the results of operations. In addition, the Company expects to record a one-time write-off of approximately $10.1 million for lease costs related to the existing offices at 142 West 57th Street in New York City upon cessation of their use. The related lease is scheduled to expire in September 2006.

In order to finance its operations and capital requirements, the Company expects to use internally generated funds. The Company believes that cash flow from operations will be sufficient to enable it to meet its ongoing cash needs for its business, as presently conducted, for the foreseeable future.

In February 2002, the Company sold its proprietary credit card portfolio to World Financial Network National Bank. The associated gain of approximately $2.1 million is reported in selling, general and administrative expenses in the Consolidated Statement of Income for Fiscal 2002. In connection with the sale, the Company contracted with Alliance Data Systems Corporation (“ADS”) to provide private label credit card services to proprietary Ann Taylor credit card clients. ADS pays the Company a percentage of all collected finance charges.

During Fiscal 1999, the Company issued an aggregate of $199.1 million principal amount at maturity Convertible Subordinated Debentures due 2019 (the “Convertible Debentures”). In May 2004, the Company notified the holders that it would redeem these Convertible Debentures in June 2004 at $635.42 per $1,000.00 of the principal amount. The holders had the option to convert their Convertible Debentures into common stock of the Company prior to redemption, and, on June 18, 2004, all the Convertible Debentures were converted for an aggregate total of 5.4 million shares of common stock, in accordance with the conversion features, 27.176 shares of the Company’s common stock per $1,000.00 principal amount at maturity. The conversion of Convertible Debentures had no effect on diluted earnings per share.

In August 2002, the Company’s Board of Directors authorized a $50.0 million securities repurchase program (the “2002 Plan”), which was increased to $75.0 million (not including the value of shares already repurchased under the original program) by the Company’s Board of Directors on March 9, 2004. On August 11, 2004, the Company announced a new $100.0 million securities repurchase plan (the “2004 Plan”), which replaced the $75.0 million plan. These repurchase programs are subject to compliance with the Company’s Credit Facility. Pursuant to both plans, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will become treasury shares available for general corporate and other purposes. The Company repurchased 680,000 shares of its common stock at a total cost of approximately $12.8 million under the 2002 Plan during Fiscal 2003. During Fiscal 2004, the Company repurchased an additional 2,590,000 shares of its common stock at a total cost of approximately $69.0 million under the 2002 Plan, and 2,100,000 shares of its common stock at a total cost of approximately $50.0 million under the 2004 Plan. As of January 29, 2005, there was approximately $50.1 million remaining available for share repurchases under the 2004 Plan.

During Fiscal 2002, the seven-year mortgage loan related to the Company’s distribution center land and building in Louisville, Kentucky was paid in full. Ann Taylor and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., were parties to the $7.0 million seven-year mortgage loan.

Substantially all full-time employees of the Company are covered under a noncontributory defined benefit pension plan. The Company’s funding obligations and liability under the terms of the plan are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on plan assets. The discount rate selected was selected based on a bond model which used expected cash flows from the pension plan, and then discounted those cash flows with the bond rate for that period. This resulted in a discount rate of 5.75% for pre-retirement and pre-termination periods, and a lower 5.25% rate to reflect the impact of the lump sum payments. Plan assets as of January 29, 2005 are allocated 48% in equities, 26% in bond related funds and 26% in short-term investments. For the purposes of developing long-term rates of return, it was assumed that the short-term investments were reallocated to equities and bond-related funds, yielding assumed long-term rates of return of 8.6% and 5.4% for equities and bond-related funds, respectively. To develop the expected long-term rate of return on plan assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In light of this, and in view of current market conditions, the expected long-term rate of return on plan assets was reduced from 8.5% for the fiscal year ended January 31, 2004 to 7.25% for the fiscal year ending January 29, 2005. While no contributions to the plan have been required, as the fair value of plan assets has been greater than the benefit obligation for all periods presented, the Company contributed $7.2 million and $4.0 million to the pension plan in Fiscal 2004 and Fiscal 2003, respectively. Although not required to make a contribution to the pension plan next year, the Company may likewise make a contribution in Fiscal 2005.

Based on review of the Company’s projected benefit obligation and discussion with its Pension Plan administrator, the Company recorded a cumulative $2.7 million adjustment to pension expense during the fourth quarter of Fiscal 2004. Approximately $2.2 million represents prior service and interest costs of the Plan related to prior years, the impact of which was not considered material to any of the affected periods. See Note 9 “Retirement Plans” in the Notes to Consolidated Financial Statements for further discussion.

In April 2004, the Company’s Board of Directors approved a 3-for-2 split of the Company’s common stock, in the form of a stock dividend. One additional share of common stock for every two shares owned was distributed on May 26, 2004 to stockholders of record at the close of business on May 11, 2004. In April 2002, the Company’s Board of Directors approved a 3-for-2 stock split of the Company’s common stock in the form of a stock dividend. One additional share of common stock for every two shares owned was distributed on May 20, 2002 to stockholders of record at the close of business on May 2, 2002. See the Consolidated Statements of Stockholders’ Equity for adjusted shares and per share data reflecting the issuance of additional shares in connection with the stock splits.

In May 2000, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”). Rights under the Rights Plan (“Rights”) were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on May 30, 2000. As a result of the May 2004 and May 2002 3-for-2 splits of the Company’s common stock, each share of common stock now represents four-ninths of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the voting power of the Company as represented by the Company’s common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the voting power of the Company as represented by the Company’s common stock, holders of the Rights, other than the person or group triggering their exercise, will be able to purchase, in exchange for the $125 exercise price, shares of the Company’s common stock or of any company into which the Company is merged having a value of $250. The Rights will expire on May 18, 2010. No Rights were exercised under the Rights Plan in Fiscal 2004.

The Company is self-insured for expenses related to its employee point of service medical and dental plans, and its workers’ compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis, and other relevant data. Management believes that it has taken reasonable steps to ensure that the Company is adequately accrued for costs incurred related to these programs at January 29, 2005.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements as defined by Regulation 229.303 Item 303 (a) (4).

Contractual Obligations

The following table sets forth the Company’s contractual obligations as of January 29, 2005 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases (a)	$1,523,744	$196,896	$364,024	$321,338	$641,486
Purchase obligations:
Merchandise (b)	271,804	271,804	—	—	—
New store construction (c)	17,224	17,224	—	—	—
Corporate facilities (d)	17,390	17,390	—	—	—
Information systems (e)	9,388	9,058	330	—	—
Employment agreements	5,079	2,108	2,971	—	—
Other (f)	22,852	18,576	4,276	—	—

Total	$1,867,481	$533,056	$371,601	$321,338	$641,486

(a)	Represents future minimum lease payments under non-cancelable operating leases as of January 29, 2005.

(b)	Represents open purchase orders with vendors for merchandise not yet received or recorded on the Company’s Consolidated Balance Sheet.

(c)	Represents commitments for Fiscal 2005 store construction not recorded on the Company’s Consolidated Balance Sheet.

(d)	Represents commitments for Fiscal 2005 office construction and renovation costs not recorded on the Company’s Consolidated Balance Sheet.

(e)	Represents maintenance and license agreements for services to be provided and / or software not yet received or recorded on the Company’s Consolidated Balance Sheet.

(f)	Represents contractual commitments or open purchase orders for goods or services not received or recorded on the Company’s Consolidated Balance Sheet.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The three methods allowed by SFAS No. 123R are the prospective method, the modified prospective method and the modified retrospective method. SFAS No. 123R is effective as of the first interim period beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123R and plans to adopt it in the third quarter of Fiscal 2005.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, management does not believe it will have any impact on the Company’s Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not believe it will have any impact on the Company’s Consolidated Financial Statements.

In September 2004, the FASB Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF No. 04-08”). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price of a Company’s common stock. Prior to the issuance of EITF No. 04-08, SFAS No. 128, “Earnings per Share” had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share (“EPS”) in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. EITF No. 04-08 requires that these underlying common shares be included in diluted EPS computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The provisions of EITF No. 04-08 are effective for reporting periods ending after December 15, 2004, and require restatement of prior periods to the extent applicable. The Company’s Convertible Debentures, which were redeemed in June 2004, had no contingent conversion features, and were appropriately considered in the calculation of diluted earnings per share in each of the periods presented in this document.

In March 2004, the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF No. 03-1”), but delayed the recognition and measurement provisions of EITF No. 03-1 in September 2004. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. The Company’s adoption of the requirements in the fourth quarter of Fiscal 2004 did not have a material impact on the Company’s disclosures, as the Company’s short-term investments do not have any unrealized gains or losses.

Critical Accounting Policies

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

Based on the above, management has determined that the Company’s most critical accounting policies are those related to merchandise inventory valuation, asset impairment and income taxes. These policies are also discussed in Notes to the Consolidated Financial Statements, and in relevant sections of this discussion and analysis.

Merchandise Inventory Valuation - Merchandise inventories are valued at the lower of average cost or market, at the individual item level. Market is determined based on the estimated net realizable value, which is generally the merchandise selling price. Merchandise inventory levels are monitored to identify slow-moving items and broken assortments (items no longer in stock in a sufficient range of sizes) and markdowns are used to clear such merchandise. Merchandise inventory value is reduced if the selling price is marked below cost. Physical inventory counts are performed annually in January, and estimates are made for any shortages between the date of the previous physical inventory count and the balance sheet date.

Asset Impairment - The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that amortization of goodwill and indefinite life intangible assets be replaced with annual impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives. The Company performs impairment testing annually, or more frequently if conditions warrant, to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill is necessary. The most recent impairment tests did not result in an impairment charge. In the case of long-lived tangible assets, if the undiscounted future cash flows related to the long-lived assets are less than the assets’ carrying value, a similar impairment charge would be considered. Management’s estimate of future cash flows is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in the “- Statement Regarding Forward-Looking Disclosures”.

Income Taxes - The Company follows SFAS No. 109 “Accounting for Income Taxes,” which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to the Company’s operations. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets should be realized in the future. The Company’s effective tax rate considers management’s judgment of expected tax liabilities in the various taxing jurisdictions within which it is subject to tax. The Company is involved in both state and local tax audits. At any given time, many tax years are subject to audit by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates. While no adjustments to recorded amounts are anticipated, a 1% variance in the Company’s effective tax rate would affect net income after taxes by approximately $1.1 million in Fiscal 2004.

Statement Regarding Forward-Looking Disclosures

Sections of this annual report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. These forward-looking statements reflect the Company’s current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including the impact and effect of the Company’s lease accounting and pension review and restatement of its financial statements, failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company’s brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company’s Online Stores; a significant change in the regulatory environment applicable to the Company’s business; risks associated with the possible inability of the Company, particularly through its sourcing and logistics functions, to operate within production and delivery constraints; the impact of quotas, and the elimination thereof; an increase in the rate of import duties or export quotas with respect to the Company’s merchandise; financial or political instability in any of the countries in which the Company’s goods are manufactured; the potential impact of natural disasters and health concerns relating to severe infectious diseases, particularly on manufacturing operations of the Company’s vendors; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; the inability of the Company to hire, retain and train key personnel, and other factors set forth in the Company’s filings with the SEC. The Company does not assume any obligation to publicly update or revise any forward-looking statements at any time for any reason.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company currently maintains all of its cash and cash equivalents in financial instruments with original maturity dates of three months or less. The Company’s Credit Facility allows for investments in financial instruments with original maturity dates of up to 12 months. Generally, over approximately 60% of these financial instruments have a fixed rate of return and are therefore subject to interest rate risk. These fixed rate investments (auction rate securities) will decline in value if interest rates increase. Due to the short duration of these financial instruments, a change of 100 basis points in interest rates would not have a material effect on the Company’s financial condition.

Since the Company’s Convertible Debentures were redeemed in June 2004, the Company’s consolidated results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Credit Facility. As of January 29, 2005, the Company had no such amounts outstanding. The effect of interest rate changes on the Company would depend on the amount of indebtedness outstanding at the time and the amount of such change.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements of the Company for the years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated) are included as a part of this Report (See Item 15):

Consolidated Statements of Income for the Fiscal Years Ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated).

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004 (as restated).

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated).

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated).

Notes to Consolidated Financial Statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The evaluation included consideration of the facts and circumstances surrounding the correction in the Company’s lease accounting practices described below. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

The management of AnnTaylor Stores Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (within the meaning of the Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, of the Public Company Accounting Oversight Board (United States)), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment identified the following material weakness in the Company’s internal control over financial reporting.

After reviewing its lease accounting practices in light of the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter issued to the American Institute of Certified Public Accountants on February 7, 2005, the Company determined that the manner in which it accounted for construction allowances and the period over which it recognized rent expense was incorrect due to deficient controls over the application of generally accepted accounting principles related to lease accounting.

The Company restated its Consolidated Balance Sheet as of January 31, 2004 to reflect a liability for the unamortized portion of construction allowances and other lease concessions rather than treating them as a reduction of property and equipment. The Company also restated its Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004 and February 1, 2003 to present construction allowances and other lease incentives within operating activities, rather than as a reduction of capital expenditures. This correction in the Company’s lease accounting practices does not affect the income statement classification of these amounts, as both depreciation and rent expense are presented in selling, general and administrative expenses in the Consolidated Statements of Income, nor does it impact historical or current period net income as these amounts are amortized over the life of the leases. This correction also has no impact on the Company’s historical or future cash payments under the leases.

With respect to free rent periods, the Company had previously recorded straight-line rent expense beginning on the store opening date, without considering the construction build-out period. The Company’s restated financial statements recognize straight-line rent expense when the Company takes possession of or controls the use of the space. The resulting restatement adjustments are recorded as rent expense in the Consolidated Statements of Income and deferred rent expense in the Consolidated Balance Sheets. There is no impact on “net cash provided by operating activities” during any of the periods restated as a result of the revised accounting for lease expenses during build-out periods.

Under Auditing Standard No. 2, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. In light of its determination that previously issued financial statements should be restated, management concluded that a material weakness existed in the Company’s internal control over financial reporting and disclosed this matter to the Audit Committee and to the Company’s independent registered public accounting firm.

Because of the material weakness described above, management believes that, as of January 29, 2005, the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears herein on page 28.

Changes in Internal Control over Financial Reporting

During the Company’s fourth fiscal quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company has remediated the material weakness in internal control over financial reporting by correcting its method of accounting for construction allowances and free rent periods. The Company has implemented controls to ensure all future leases will be reviewed and accounted for in accordance with SFAS No. 13, FTB No. 85-3 and FTB No. 88-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANNTAYLOR STORES CORPORATION:

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting which is included in Item 9A, that Ann Taylor Stores Corporation (the “Company”) did not maintain effective internal control over financial reporting as of January 29, 2005, because of a material weakness identified in management’s assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company failed to design and implement appropriate controls regarding its accounting and disclosure for certain leases. This material weakness resulted in restatements of the Company’s interim and annual financial statements. The impact of the restatement on the previously issued financial statements is described in footnote 2 to the consolidated financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules of the Company as of and for the year ended January 29, 2005, and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2005, of the Company and our report dated March 28, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP New York, NY March 28, 2005

ITEM 9B.	Other Information

On March 15, 2005, the Compensation Committee of the Board of Directors approved the annual base salaries and cash bonus compensation of the Company’s named executive officers. A summary of compensation arrangements for the named executive officers is attached as Exhibit 10.32 to this Annual Report on Form 10-K.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference to the Sections entitled “Election of Class II Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

The Company has Business Conduct Guidelines that apply to all Ann Taylor associates, including its chief executive officer, chief financial officer, and principal accounting officer/controller, as well as members of the Company’s Board of Directors. A copy of the Business Conduct Guidelines is available on the Company’s Investor Relations website at http://investor.anntaylor.com, and is available in print to any shareholder upon request. Any future changes or amendments to the Business Conduct Guidelines, and any waiver that applies to the Company’s chief executive officer, chief financial officer, or principal accounting officer/controller, will also be posted on http://investor.anntaylor.com.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Sections entitled “Compensation of Directors and Related Matters”, “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated herein by reference to the Section entitled “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

Equity Compensation Plan Information.

The following Table sets forth information with respect to shares of Company Common Stock that may be issued under the Company’s existing equity compensation plans.

Equity Compensation Plan Information As of January 29, 2005

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining available for future issuance under equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	4,045,450	$21.05	1,531,136	(2)
Equity compensation plans not approved by security holders (3)	2,588,986	15.06	1,006,996
Total	6,634,436	$18.71	2,538,132

(1)	Consists of the 1992 Stock Option and Restricted Stock and Unit Award Plan, the 2003 Equity Incentive Plan and the Associate Discount Stock Purchase Plan (“ADSPP”).

(2)	Includes 576,722 shares of Common Stock available for issuance under the ADSPP.

(3)	Consists of the 2000 Stock Option and Restricted Stock Award Plan and the 2002 Stock Option and Restricted Stock and Unit Award Plan. For a description of the material features of these Plans, see Note 7, “Other Equity and Stock Incentive Plans” in the Notes to Consolidated Financial Statements.

ITEM 13.	Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the Section entitled “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Section entitled “Ratification of Engagement of Independent Auditors” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this Annual Report:

1.	The following consolidated financial statements of the Company are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm; Consolidated Statements of Income for the Fiscal Years Ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated); Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004 (as restated); Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated); Consolidated Statements of Cash Flows for the Fiscal Years Ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated); Notes to Consolidated Financial Statements.

2.	Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

3.	The exhibits filed as a part of this Annual Report are listed in the Exhibit Index.

(b)	The exhibits listed in the Exhibit Index attached hereto are filed as part of this Annual Report and incorporated herein by reference.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNTAYLOR STORES CORPORATION

By:	/s/ J. Patrick Spainhour
J. Patrick Spainhour
Chairman and Chief Executive Officer

Date:   March 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. Patrick Spainhour J. Patrick Spainhour	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2005 Date

/s/ Kay Krill Kay Krill	President and Director	March 28, 2005 Date

/s/ James M. Smith James M. Smith	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2005 Date

/s/ James J. Burke, Jr. James J. Burke, Jr.	Director	March 28, 2005 Date

/s/ Wesley E. Cantrell Wesley E. Cantrell	Director	March 28, 2005 Date

/s/ Robert C. Grayson Robert C. Grayson	Director	March 28, 2005 Date

/s/ Dale W. Hilpert Dale W. Hilpert	Director	March 28, 2005 Date

/s/ Ronald W. Hovsepian Ronald W. Hovsepian	Director	March 28, 2005 Date

/s/ Michael W. Trapp Michael W. Trapp	Director	March 28, 2005 Date

/s/ Barbara A. Turf Barbara A. Turf	Director	March 28, 2005 Date

ANNTAYLOR STORES CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	35

Consolidated Financial Statements:
Consolidated Statements of Income for the Fiscal Years Ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)	36
Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004 (as restated)	37
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)	38
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)	39

Notes to Consolidated Financial Statements	40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANNTAYLOR STORES CORPORATION:

We have audited the accompanying consolidated balance sheets of AnnTaylor Stores Corporation and its subsidiaries (the “Company”), as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended January 29, 2005, January 31, 2004, and February 1, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at January 29, 2005 and January 31, 2004 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the accompanying fiscal 2003 and 2002 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
New York, NY
March 28, 2005

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Fiscal Years Ended January 29, 2005, January 31, 2004 (Restated) and February 1, 2003 (Restated)

	Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(as restated, see Note 2)	(as restated, see Note 2)
	(in thousands, except per share amounts)
Net sales	$1,853,583	$1,587,708	$1,380,966
Cost of sales	906,035	721,463	633,473

Gross margin	947,548	866,245	747,493
Selling, general and administrative expenses	842,590	694,958	612,698

Operating income	104,958	171,287	134,795
Interest income	5,037	3,298	3,279
Interest expense	3,641	6,665	6,886

Income before income taxes	106,354	167,920	131,188
Income tax provision	43,078	67,193	51,158

Net income	$63,276	$100,727	$80,030

Basic earnings per share	$0.91	$1.51	$1.21

Diluted earnings per share	$0.88	$1.42	$1.14

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED BALANCE SHEETS

January 29, 2005 and January 31, 2004 (Restated)

	January 29, 2005	January 31, 2004
		(as restated, see Note 2)
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$62,412	$26,559
Short-term investments	192,400	310,375
Accounts receivable	12,573	12,629
Merchandise inventories	229,218	172,058
Prepaid expenses and other current assets	90,711	60,228

Total current assets	587,314	581,849
Property and equipment, net	434,328	361,805
Goodwill	286,579	286,579
Deferred financing costs, net	1,382	4,887
Other assets	17,735	21,277

Total assets	$1,327,338	$1,256,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$88,340	$52,170
Accrued salaries and bonus	21,617	23,714
Accrued tenancy	32,264	31,116
Gift certificates and merchandise credits redeemable	38,892	32,120
Accrued expenses	62,633	42,431

Total current liabilities	243,746	181,551
Long-term debt, net	—	125,152
Deferred lease costs and other liabilities	156,848	130,838
Stockholders’ equity
Common stock, $.0068 par value; 120,000,000 shares authorized; 80,085,690 and 74,198,430 shares issued, respectively	545	505
Additional paid-in capital	669,128	516,655
Retained earnings	445,410	382,146
Deferred compensation on restricted stock	(11,746)	(6,148)

	1,103,337	893,158
Treasury stock, 9,453,242 and 6,131,430 shares respectively, at cost	(176,593)	(74,302)

Total stockholders’ equity	926,744	818,856

Total liabilities and stockholders’ equity	$1,327,338	$1,256,397

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended January 29, 2005, January 31, 2004 (Restated) and February 1, 2003 (Restated)

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Restricted Stock Awards	Treasury		Total
	Shares	Amount				Shares	Amount
Balance at February 2, 2002 (previously reported)	72,414	$491	$484,419	$218,600	$(9,296)	6,315	$(82,085)	$612,129
Prior year adjustment (see Note 2)	—	—	—	(11,438)	—	—	—	(11,438)

Balance February 2, 2002 (as restated, see Note 2)	72,414	491	484,419	207,162	(9,296)	6,315	(82,085)	600,691
Net income (as restated, see Note 2)	—	—	—	80,030	—	—	—	80,030
Exercise of stock options and related tax benefit	580	3	9,503	(2,768)	—	(472)	8,039	14,777
Repurchase of common and restricted stock	—	—	—	—	—	49	(936)	(936)
Amortization of restricted stock	—	—	—	—	5,931	—	—	5,931
Issuance of restricted stock	225	2	3,791	122	(969)	173	(2,946)	—
Forfeiture of restricted stock	(11)	—	(176)	2	366	12	(192)	—
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	192	2	2,358	—	—	—	—	2,360

Balance at February 1, 2003 (as restated, see Note 2)	73,400	498	499,895	284,548	(3,968)	6,077	(78,120)	702,853
Net income (as restated, see Note 2)	—	—	—	100,727	—	—	—	100,727
Exercise of stock options and related tax benefit	650	5	13,905	(2,701)	—	(772)	13,212	24,421
Amortization of restricted stock	—	—	—	—	3,678	—	—	3,678
Issuance of restricted stock	—	—	1,052	(387)	(6,433)	(337)	5,768	—
Forfeiture of restricted stock	(5)	—	(54)	(41)	575	30	(480)	—
Repurchase of common and restricted stock	—	—	—	—	—	1,133	(14,682)	(14,682)
Issuance of common stock pursuant to Associate Stock Purchase Plan	153	2	1,857	—	—	—	—	1,859

Balance at January 31, 2004 (as restated, see Note 2)	74,198	505	516,655	382,146	(6,148)	6,131	(74,302)	818,856
Net income	—	—	—	63,276	—	—	—	63,276
Exercise of stock options and related tax benefit	358	2	20,097	—	—	(987)	12,385	32,484
Amortization of restricted stock	—	—	—	—	7,392	—	—	7,392
Issuance of restricted stock	—	—	7,482	—	(16,605)	(614)	9,123	—
Forfeiture of restricted stock	(20)	—	(1,502)	(12)	3,615	123	(2,101)	—
Repurchase of common and restricted stock	—	—	—	—	—	4,800	(121,698)	(121,698)
Conversion of sub debentures	5,410	37	123,447	—	—	—	—	123,484
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	140	1	2,949	—	—	—	—	2,950

Balance at January 29, 2005	80,086	$545	$669,128	$445,410	$(11,746)	9,453	$(176,593)	$926,744

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended January 29, 2005, January 31, 2004 (Restated) and February 1, 2003 (Restated)

	Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(as restated, see Note 2)	(as restated, see Note 2)
		(in thousands)
Operating activities:
Net income	$63,276	$100,727	$80,030
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred compensation	7,392	3,678	5,931
Deferred income taxes	(5,022)	3,618	11,916
Depreciation and amortization	78,657	66,798	61,201
Gain on sale of proprietary credit card	—	—	(2,095)
Proceeds from sales of proprietary credit card	—	—	57,800
Loss on disposal and write-down of property and equipment	1,301	1,315	960
Non-cash interest	1,858	4,318	4,261
Tax benefit from exercise of stock options	7,262	4,050	3,548
Non-cash compensation expense	5,350	—	—
Changes in assets and liabilities:
Accounts receivable	56	(1,964)	(772)
Merchandise inventories	(57,159)	10,926	(2,867)
Prepaid expenses and other current assets	(28,621)	(6,725)	(633)
Other non-current assets and liabilities, net	32,713	13,203	134
Accounts payable and accrued expenses	62,196	15,555	15,003

Net cash provided by operating activities	169,259	215,499	234,417

Investing activities:
Purchases of available-for-sale securities	(414,150)	(430,450)	(255,650)
Sales of available-for-sale securities	532,125	285,175	90,550
Purchases of property and equipment	(152,483)	(97,300)	(63,119)

Net cash (used in) investing activities	(34,508)	(242,575)	(228,219)

Financing activities:
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	2,950	1,859	2,360
Proceeds from exercise of stock options	19,872	20,371	10,293
Payment of financing costs	(22)	(1,536)	(15)
Repurchases of common and restricted stock	(121,698)	(14,682)	—
Payments on mortgage	—	—	(1,250)

Net cash (used in) provided by financing activities	(98,898)	6,012	11,388

Net increase (decrease) in cash	35,853	(21,064)	17,586
Cash and cash equivalents, beginning of year	26,559	47,623	30,037

Cash and cash equivalents, end of year	$62,412	$26,559	$47,623

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,770	$2,202	$1,307

Cash paid during the year for income taxes	$58,226	$56,147	$40,088

Conversion of long-term debt:
Conversion of Convertible Debentures into common stock, net of unamortized deferred financing costs	$123,484	$—	$—

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

AnnTaylor Stores Corporation (“the Company”) is a leading national specialty retailer of better quality women’s apparel, shoes and accessories sold principally under the Ann Taylor and Ann Taylor Loft brands. Its principal market consists of the United States. The Company sells its products through traditional retail stores and over the Internet at anntaylor.com and anntaylorLOFT.com (together, the “Online Stores”).

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including AnnTaylor, Inc. (“Ann Taylor”). The Company has no material assets other than the common stock of Ann Taylor and conducts no business other than the management of Ann Taylor. All intercompany accounts have been eliminated in consolidation.

In 2004 and 2002, the Company effected 3-for-2 splits of its common stock, in the form of stock dividends. All per share amounts and outstanding shares, including all common stock equivalents (stock options and restricted stock), have been retroactively restated in the Consolidated Financial Statements and in the Notes to the Consolidated Financial Statements for all periods presented to reflect the stock spilts.

Fiscal Year

The Company follows the standard fiscal year of the retail industry, which is a 52-or 53-week period ending on the Saturday closest to January 31 of the following calendar year. All fiscal years presented in this report include 52 weeks.

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

Revenue Recognition

The Company records revenue as merchandise is sold to clients. The Company’s policy with respect to gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability. Amounts related to shipping and handling billed to clients in a sales transaction are classified as revenue and the costs related to shipping product to clients (billed and unbilled) are classified as cost of goods sold. A reserve for estimated returns is established when sales are recorded.

Cash and Cash Equivalents

Cash and short-term highly liquid investments with original maturity dates of 3 months or less are considered cash or cash equivalents. The Company invests excess cash primarily in money market accounts, certificates of deposit and short-term commercial paper.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Short-Term Investments

The Company’s short-term investments consist of auction rate securities which represent funds available for current operations. In accordance with the Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, these short-term investments are classified as available-for-sale and are carried at cost, or par value which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days.

Merchandise Inventories

Merchandise inventories are valued at the lower of average cost or market, at the individual item level. Merchandise inventory value is reduced if the selling price is marked below cost. Physical inventory counts are performed annually in January, and estimates are made for any shortages between the date of the previous physical inventory count and the balance sheet date.

Cost of Sales

Cost of sales is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third party suppliers to the Company’s distribution center. Buying and occupancy costs are excluded from cost of sales.

Store Pre-Opening Costs

Non-capital expenditures, such as rent, advertising and payroll costs incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Building	40 years
Leasehold improvements	3-10 years or term of lease, if shorter
Furniture, fixtures and equipment	2-10 years
Software	5 years

Deferred Rent Obligations

Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space and begins construction build-out. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight-line basis as a reduction of rent expense beginning in the period they are deemed to be earned, which generally coincides with the occupancy date. The current portion of unamortized deferred lease costs and construction allowances is included in “Accrued tenancy”, and the long-term portion is included in “Deferred lease costs and other liabilities” on the Company’s Consolidated Balance Sheets.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Deferred Financing Costs

Deferred financing costs are being amortized using the interest method over the term of the related debt. Accumulated amortization at January 29, 2005 and January 31, 2004 was approximately $4.5 million and $5.1 million respectively. Amortization expense recognized was approximately $441,000, $820,000 and $889,000 in Fiscal 2004, 2003 and 2002, respectively. Approximately $77,000, $203,000 and $203,000 in Fiscal Years 2004, 2003 and 2002, respectively, is related to the amortization of deferred financing costs on the Company’s Convertible Subordinated Debentures, which were redeemed in June 2004 (See Note 4 – “Long-Term Debt”). As a result of the redemption, deferred financing costs of approximately $3.1 million were charged to the carrying value of the Company’s Convertible Subordinated Debentures.

Finance Service Charge Income

In February 2002, the Company sold its proprietary credit card portfolio to World Financial Network National Bank. The associated gain of approximately $2.1 million is reported in selling, general and administrative expenses in the Consolidated Statements of Income in Fiscal 2002. In connection with the sale, the Company contracted with Alliance Data Systems (“ADS”) to provide private label credit card services to proprietary Ann Taylor credit card clients. ADS pays the Company a percentage of all collected finance charges which is recorded as a reduction of selling, general and administrative expenses in the Consolidated Statements of Income.

Goodwill and Other Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on February 3, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. The Company performs annual impairment testing which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill is necessary. As a result of this testing, the Company concluded that there was no such impairment loss necessary for Fiscal 2004, 2003 or 2002. This will be reevaluated annually during the fourth quarter, or more frequently if necessary, using similar testing. In the case of long-lived tangible assets, if the undiscounted future cash flows related to the long-lived assets are less than the assets’ carrying value, a similar impairment charge would be considered. Management’s estimate of future cash flows is based on historical experience, knowledge, and market data.

Advertising

Costs associated with the production of advertising, such as printing and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in print. Costs of direct mail catalogs and postcards are fully expensed when the advertising is scheduled to first arrive in clients’ homes. Advertising costs were approximately $62.3 million, $39.0 million and $30.6 million in Fiscal 2004, 2003 and 2002, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Stock-based Awards

The Company accounts for both stock-based awards under the Company’s equity incentive plans and employees’ purchase rights under an Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”) using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards granted at fair market value and employees’ purchase rights under the Stock Purchase Plan (see Note 7). Had compensation costs of option awards and employees’ purchase rights been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company would have been required to prepare a fair value model for such options and employees’ purchase rights, and record such amount in the consolidated financial statements as compensation expense. Pro-forma stock based employee compensation costs, net income and earnings per share, as they would have been recognized if the fair value method had been applied to all awards, are presented in the table below. See Note 7 for the weighted average assumptions used in determining the fair value of option grants. The Company is currently evaluating the provisions of SFAS No. 123R, “Share-Based Payment”, and plans to adopt it in the third quarter of Fiscal 2005.

	Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(in thousands, except per share data)
Net income:
As reported	$63,276	$100,727	$80,030
Add: Stock-based employee compensation expense included in net income, net of related tax effects	7,581	2,207	3,618
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,487)	(5,724)	(7,408)

Pro forma	$57,370	$97,210	$76,240

Basic earnings per share:
As reported	$0.91	$1.51	$1.21

Pro forma	$0.82	$1.46	$1.15

Diluted earnings per share:
As reported	$0.88	$1.42	$1.14

Pro forma	$0.80	$1.37	$1.09

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassification

Certain Fiscal 2003 and 2002 amounts have been reclassified to conform to the Fiscal 2004 presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The three methods allowed by SFAS No. 123R are the prospective method, the modified prospective method and the modified retrospective method. SFAS No. 123R is effective as of the first interim period beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123R and plans to adopt it in the third quarter of Fiscal 2005.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, management does not believe it will have any impact on the Company’s Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not believe it will have any impact on the Company’s Consolidated Financial Statements.

In September 2004, the FASB Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF No. 04-08”). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price of a Company’s common stock. Prior to the issuance of EITF No. 04-08, SFAS No. 128, “Earnings per Share” had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share (“EPS”) in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. EITF No. 04-08 requires that these underlying common shares be included in diluted EPS computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The provisions of EITF No. 04-08 are effective for reporting periods ending after December 15, 2004, and require restatement of prior periods to the extent applicable. The Company’s Convertible Debentures, which were redeemed in June 2004, had no contingent conversion features, and were appropriately considered in the calculation of diluted earnings per share in each of the periods presented in this document.

In March 2004, the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF No. 03-1”), but delayed the recognition and measurement provisions of EITF No. 03-1 in September 2004. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. The Company’s adoption of the requirements in the fourth quarter of Fiscal 2004 did not have a material impact on the Company’s disclosures, as the Company’s short-term investments do not have any unrealized gains or losses.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). The Company’s management subsequently initiated a review of its lease-related accounting practices and determined that the manner in which it accounted for construction allowances and the period over which it recognized rent expense was not in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases” (“FTB No. 88-1”).

With respect to construction allowances, FTB No. 88-1 states that lease incentives should be treated by the lessee as a reduction of rental expense and amortized on a straight-line basis over the term of the lease in accordance with FTB No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, the Company established liabilities (current and long-term) for the unamortized portion of construction allowances (deferred lease incentives) which are amortized over the lease term on a straight-line basis as a reduction of rent expense. The Company had previously capitalized these allowances as a reduction of property and equipment and amortized them over the lease term as a reduction of depreciation expense. This affects the presentation of construction allowances in the Company’s Consolidated Statements of Cash Flows, as construction allowances are presented within operating activities, rather than as previously reported as a reduction of capital expenditures in investing activities. Since both depreciation and rent expense are included in selling, general and administrative expenses, there is no impact to the Company’s Consolidated Statements of Income.

In determining the proper period over which to recognize rent expense with free rent periods and/or rent escalation, FTB No. 88-1 considers the lessee’s possession or right to control the physical use of the property, and requires that straight-line rent expense begin when the lessee takes possession of or controls the use of the space. The Company had previously recorded straight-line rent expense beginning on the store opening date, as the Company believed that “possession” under FTB No. 88-1 occurred on the date it took physical control of the space through occupancy, without considering the construction build-out period. The Company now considers possession to occur on the date it enters the space and begins construction build-out. The correcting adjustments are recorded as rent expense in the Company’s Consolidated Statements of Income and deferred rent expense in its Consolidated Balance Sheets.

In addition, the Company had previously classified the proceeds from the sale of its proprietary credit card portfolio as an investing activity in its Consolidated Statement of Cash Flows for the fiscal year ended February 1, 2003. The Company has restated its February 1, 2003 Consolidated Statement of Cash Flows to reflect the proceeds from the sale as an operating activity, since the credit card receivables resulted from the sale of the Company’s merchandise.

For all periods presented herein, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments on the Company’s Consolidated Balance Sheets. The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. The amount of the investments in auction rate securities as of January 29, 2005, January 31, 2004 and February 1, 2003 was $192.4 million, approximately $310.4 million and $165.1 million, respectively. This reclassification also resulted in changes in the Company’s Consolidated Statements of Cash Flows. The purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities in the Company’s Consolidated Statements of Cash Flows.

See Note 11, “Selected Quarterly Financial Data – Unaudited” for the effects of these corrections and changes on the Company’s quarterly periods for Fiscal Year 2004 and 2003.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Restatement of Financial Statements (Continued)

The Company restated and reclassified its Consolidated Financial Statements for each of the fiscal years ended January 31, 2004 and February 1, 2003 in this report. The following tables present a summary of the effects of these restatements and reclassification on the Company’s Consolidated Statements of Income for the fiscal years ended January 31, 2004 and February 1, 2003, Consolidated Balance Sheet as of January 31, 2004, and Consolidated Statements of Cash Flows and Stockholders’ Equity for the fiscal years ended January 31, 2004 and February 1, 2003:

	Consolidated Statements of Income
	As previously reported	Adjustments	As restated
	(in thousands, except per share amounts)
Fiscal Year Ended January 31, 2004
Selling, general and administrative expenses	$694,590	$368	$694,958
Operating income	171,655	(368)	171,287
Income before income taxes	168,288	(368)	167,920
Income tax provision	67,346	(153)	67,193
Net income	100,942	(215)	100,727

Basic earnings per share	$1.51	$—	$1.51
Diluted earnings per share	$1.42	$—	$1.42

Fiscal Year Ended February 1, 2003
Selling, general and administrative expenses	$612,479	$219	$612,698
Operating income	135,014	(219)	134,795
Income before income taxes	131,407	(219)	131,188
Income tax provision	51,249	(91)	51,158
Net income	80,158	(128)	80,030

Basic earnings per share	$1.21	$—	$1.21
Diluted earnings per share	$1.15	$(0.01)	$1.14

	Consolidated Balance Sheet
	As previously reported	Adjustments	As restated
	(in thousands)
Fiscal Year Ended January 31, 2004
Cash and cash equivalents	$337,087	$(310,528)	$26,559
Short-term investments	—	310,375	310,375
Accounts receivable	12,476	153	12,629
Prepaid and other current assets	51,941	8,287	60,228
Property and equipment, net	265,569	96,236	361,805
Total assets	1,151,873	104,524	1,256,397
Accrued tenancy	11,185	19,931	31,116
Deferred lease costs and other liabilities	34,465	96,373	130,838
Total liabilities	321,237	116,304	437,541
Retained earnings	393,926	(11,780)	382,146
Total liabilities and stockholders’ equity	1,151,873	104,524	1,256,397

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Restatement of Financial Statements (Continued)

	Consolidated Statements of Cash Flow
	As previously reported	Adjustments	As restated
	(in thousands)
Fiscal Year Ended January 31, 2004
Net cash provided by operating activities	$189,618	$25,881	$215,499
Net cash used in investing activities	(71,364)	(171,211)	(242,575)

Fiscal Year Ended February 1, 2003
Net cash provided by operating activities	$159,047	$75,370	$234,417
Net cash used in investing activities	12,350	(240,569)	(228,219)

	Consolidated Statements of Stockholders’ Equity
	As previously reported	Adjustments	As restated
	(in thousands)
As of February 2, 2002
Retained earnings	$218,600	$(11,438)	$207,162

3.	Property and Equipment

Property and equipment consists of the following:

	Fiscal Years Ended
	January 29, 2005	January 31, 2004
	(in thousands)
Land and building	$10,040	$10,040
Leasehold improvements	412,920	358,682
Furniture and fixtures	361,856	318,228
Construction in progress	68,954	23,489

	853,770	710,439
Less accumulated depreciation and amortization	419,442	348,634

Net property and equipment	$434,328	$361,805

Depreciation expense was approximately $78.7 million, $66.8 million and $61.2 million in Fiscal 2004, 2003 and 2002, respectively.

4.	Long-Term Debt

During Fiscal 1999, the Company issued an aggregate of $199.1 million principal amount at maturity Convertible Subordinated Debentures due 2019 (the “Convertible Debentures”). In May 2004, the Company notified the holders that it would redeem these Convertible Debentures in June 2004 at $635.42 per $1,000.00 of the principal amount. The holders had the option to convert their Convertible Debentures into common stock of the Company prior to redemption, and, on June 18, 2004, all the Convertible Debentures were converted for an aggregate total of 5.4 million shares of common stock, in accordance with the conversion features, 27.176 shares of the Company’s common stock per $1,000.00 principal amount at maturity. The conversion of Convertible Debentures had no effect on diluted earnings per share.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Long-Term Debt (Continued)

The net carrying amount and estimated fair value of the Company’s Convertible Debentures at January 31, 2004 was approximately $125.2 million and $149.6 million, respectively. In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company determined the estimated fair value of its Convertible Debentures using quoted market information, as available. As judgment is involved, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The Company’s obligations with respect to the Convertible Debentures were unconditionally guaranteed on a subordinated basis by the Company’s wholly owned operating subsidiary, Ann Taylor.

In November 2003, Ann Taylor and certain of its subsidiaries entered into a Second Amended and Restated $175.0 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility, which, at the Company’s option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250.0 million, matures on November 14, 2008 and is used by Ann Taylor and certain of its subsidiaries for letters of credit and other general corporate purposes.

Loans outstanding under the Credit Facility at any time may not exceed $75.0 million. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. The maximum amount available for loans and letters of credit under the Credit Facility at January 29, 2005 was $175.0 million. There were no borrowings outstanding under the Credit Facility at any point during Fiscal 2004 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $149.8 million and $96.8 million as of January 29, 2005 and January 31, 2004, respectively.

Amounts outstanding under the Credit Facility bear interest at a rate equal to, at Ann Taylor’s option, the Bank of America Base Rate, or LIBOR Rate, plus a margin of up to 0.25%, and 1.25% to 2.00%, respectively. In addition, Ann Taylor is required to pay the lenders a monthly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.325% to 0.40% per annum. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.75% and from 1.25% to 2.00%, respectively. The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens.

The Credit Facility permits the payment of cash dividends by the Company (and dividends by certain of its subsidiaries to fund such cash dividends) if, after the payment of such dividends, liquidity (as defined in the Credit Facility) is greater than $35 million. Certain subsidiaries of the Company are also permitted to: pay dividends to the Company to fund certain taxes owed by the Company; fund ordinary operating expenses of the Company not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year; and for certain other stated purposes.

The lenders have been granted a pledge of the common stock of Ann Taylor and certain of its subsidiaries, and a security interest in substantially all real and personal property (other than leasehold interests) and all other assets of Ann Taylor and certain of its subsidiaries, as collateral for Ann Taylor’s obligations under the Credit Facility.

During Fiscal 2002, the seven year mortgage loan related to the Company’s distribution center land and building in Louisville, Kentucky was paid in full. Ann Taylor and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., were parties to the $7 million seven-year mortgage loan.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Commitments and Contingencies

Leases

The Company occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some of the leases grant the Company the right to extend the term for one or two additional five-year periods under substantially the same terms and conditions as the original leases. Some leases also contain early termination options, which can be exercised by the Company under specific conditions. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. In addition, most of the leases require payment of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments.

The Company also leases certain office equipment for its corporate offices and store locations under non-cancelable operating leases, all of which have 3-year terms.

Future minimum lease payments under non-cancelable operating leases as of January 29, 2005 are as follows:

Fiscal Year	(in thousands)
2005	$196,896
2006	186,450
2007	177,574
2008	168,889
2009	152,449
2010 and thereafter	641,486

Total	$1,523,744

Rent expense for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 was as follows:

	Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(in thousands)
Minimum rent	$138,744	$118,869	$110,095
Percentage rent	2,464	1,575	1,617

Total	$141,208	$120,444	$111,712

The Company expects to record a one-time write off in the second quarter of Fiscal 2005 of approximately $10.1 million for lease costs related to the existing corporate offices at 142 West 57th Street in New York City upon cessation of use. The related lease is scheduled to expire in September 2006.

Other

The Company has been named as a defendant in several legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial position, consolidated results of operations, or liquidity of the Company. In addition, the Company is subject to periodic audits of its various tax returns by government agencies which could result in possible income tax liabilities. Due to the uncertain nature of these possible liabilities, management is not able to estimate the possible loss but does not believe that these amounts, if any, will have a material effect on the Company’s financial position or results of operations.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2004 and 2002, the Company effected 3-for-2 splits of its common stock, in the form of stock dividends. Shares outstanding, as well as basic and diluted earnings per share (adjusted for the effect of the stock split) follow:

	Fiscal Years Ended
	January 29, 2005			January 31, 2004			February 1, 2003
	(in thousands, except per share amounts)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share
Income available to common stockholders	$63,276	69,607	$0.91	$100,727	66,614	$1.51	$80,030	66,372	$1.21

Effect of Dilutive Securities
Stock options and Restricted stock	—	1,275		—	1,122		—	671
Convertible Debentures	1,113	2,051		2,895	5,409		2,848	5,409

Diluted Earnings per Share
Income available to common stockholders	$64,389	72,933	$0.88	$103,622	73,145	$1.42	$82,878	72,452	$1.14

Options to purchase 1,554,025, 399,375 and 1,633,311 shares of common stock were excluded from the above computations of weighted average shares for diluted earnings per share for Fiscal 2004, 2003 and 2002, respectively. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods.

7.	Other Equity and Stock Incentive Plans

Preferred Stock

At January 29, 2005, January 31, 2004 and February 1, 2003, there were 2,000,000 shares of preferred stock, par value $0.01, authorized and unissued.

Repurchase Program

In August 2002, the Company’s Board of Directors authorized a $50.0 million securities repurchase program (the “2002 Plan”), which was increased to $75.0 million (not including the value of shares already repurchased under the original program) by the Company’s Board of Directors on March 9, 2004. On August 11, 2004, the Company’s Board of Directors announced a new $100.0 million securities repurchase plan (the “2004 Plan”), which replaced the $75.0 million plan. These repurchase programs are subject to compliance with the Company’s Credit Facility. Pursuant to both plans, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will become treasury shares available for general corporate and other purposes. The Company repurchased 680,000 shares of its common stock at a total cost of approximately $12.8 million under the 2002 Plan during Fiscal 2003. During Fiscal 2004, the Company repurchased an additional 2,590,000 shares of its common stock at a total cost of approximately $69.0 million under the 2002 Plan, and 2,100,000 shares of its common stock at a total cost of approximately $50.0 million under the 2004 Plan.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Other Equity and Stock Incentive Plans (Continued)

Repurchase Program (Continued)

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
				(in thousands)
October 31, 2004 to November 27, 2004	—	—	—	$50,144
November 28, 2004 to January 1, 2005	5,918	$21.94	—	$50,144
January 2, 2005 to January 29, 2005	34,510	$21.31	—	$50,144

(a)	Represents shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced Plan.

Associate Discount Stock Purchase Plan

In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”). In Fiscal 2002, an additional 900,000 shares of the Company’s common stock were reserved for issuance under the Stock Purchase Plan. Under the terms of the Stock Purchase Plan, which was revised during Fiscal 2003, eligible employees may purchase shares of the Company’s common stock quarterly, at a price equal to the lower of 85% of the closing price of the Company’s common stock on the grant date or the purchase date of each quarterly stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. During Fiscal 2004, Fiscal 2003 and Fiscal 2002, 139,804, 153,196 and 192,370 shares respectively were issued pursuant to the Stock Purchase Plan, at an average price per share of $21.33, $12.13 and $12.27, respectively. At January 29, 2005, there were 576,722 shares available for future issuance under the Stock Purchase Plan.

Stock Incentive Plans

The Company has established four stock incentive plans, which are summarized below:

Year Established	Defined Name	Plan Name	Shares Reserved		Shares Reserved for Issuance at January 29, 2005	Shares Available For Future Grant
			Restricted Stock (a)	Total Authorized
1992	1992 Plan	1992 Stock Option and Restricted Stock and Unit Award Plan	713,250	7,200,000	2,835,309	—
2000	2000 Plan	2000 Stock Option and Restricted Stock Award Plan	562,500	2,250,000	626,628	117,016
2001	2002 Plan	2002 Stock Option and Restricted Stock and Unit Award Plan	787,500	4,500,000	3,016,605	889,980
2003	2003 Plan	2003 Equity Incentive Plan	660,000	3,300,000	3,056,876	954,414

(a)	The Company may issue restricted stock grants up to the levels provided under each plan, however shares not used for this purpose are available for issuance as stock option grants, except for 150,750 shares under the 1992 Plan.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Other Equity and Stock Incentive Plans (Continued)

Each of the Plans described above also includes an acceleration clause by which all options not exercisable by their terms will, upon the occurrence of certain events, become exercisable. Under the terms of all Plans, the exercise price of any option may not be less than 100% of the fair market value of the common stock on the date of grant.

Stock options granted prior to 1994 generally vest over a five year period, with 20% becoming exercisable immediately upon grant of the option and 20% per year for the next four years. Stock options granted since 1994 generally vest either (i) over a four year period, with 25% becoming exercisable on each of the first four anniversaries of the grant; (ii) over a three year period, with 33.33% becoming exercisable on each of the first three anniversaries of the grant; or (iii) in seven or nine years with accelerated vesting upon the achievement of specified earnings or stock price targets within a five-year period. In general, stock options granted under all of the plans expire ten years from the date of grant.

The following table summarizes stock option transactions for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003:

	Option Prices	Weighted Average Price	Number of Shares
Options outstanding at February 2, 2002	$5.11 - $21.19	$14.43	8,231,582
Granted	$15.23 - $20.39	$18.65	270,000
Exercised	$5.11 - $19.67	$10.67	(1,052,009)
Canceled	$9.33 - $19.67	$15.06	(757,443)

Options outstanding at February 1, 2003	$5.11 - $21.19	$15.13	6,692,130
Granted	$12.71 - $26.49	$15.39	1,979,250
Exercised	$6.89 - $21.19	$14.33	(1,422,056)
Canceled	$10.36 - $19.67	$15.81	(437,774)

Options outstanding at January 31, 2004	$6.44 - $26.49	$15.33	6,811,550
Granted	$20.59 - $30.12	$28.23	1,997,542
Exercised	$6.89 - $20.39	$14.77	(1,345,218)
Canceled	$11.16 - $30.12	$20.67	(829,438)

Options outstanding at January 29, 2005	$6.44 - $30.12	$18.71	6,634,436

Options for 3,247,326, 2,850,404 and 2,688,266 shares were exercisable as of January 29, 2005, January 31, 2004 and February 1, 2003, respectively, and had a weighted average exercise price of $15.53, $15.60 and $15.35 per share, respectively.

The following table summarizes information concerning options outstanding and exercisable at January 29, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 6.44 - $ 9.04	394,876	1.7	$7.32	394,876	$7.32
$ 9.04 - $12.05	669,073	4.7	$11.22	456,991	$10.96
$12.05 - $15.06	1,008,712	7.2	$12.82	220,903	$13.13
$15.06 - $18.07	1,675,600	6.9	$16.74	1,256,057	$16.78
$18.07 - $21.08	871,500	4.4	$19.58	825,562	$19.60
$21.08 - $24.10	438,150	9.5	$22.54	23,250	$22.47
$24.10 - $27.11	415,125	9.1	$26.54	69,687	$26.46
$27.11 - $30.12	1,161,400	8.8	$29.94	—	$—

$ 6.44 - $30.12	6,634,436	6.7	$18.71	3,247,326	$15.53

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Other Equity and Stock Incentive Plans (Continued)

Stock Incentive Plans (Continued)

During Fiscal 2004, the Company amended each of its 1992, 2000, 2002 and 2003 Plans to provide certain separated associates additional time to exercise vested stock options subsequent to termination.

The weighted average fair values of options on their grant date during Fiscal 2004, 2003 and 2002, where the exercise price equaled the market price on the date of grant, were $7.91, $6.05 and $10.63, respectively. The estimated fair value of each option grant is calculated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Expected volatility	33.5%	51.4%	74.7%
Risk-free interest rate	1.2%	1.2%	1.7%
Expected life (years)	4.0	4.0	4.0
Dividend yield	—	—	—

All the plans allow for restricted stock awards, and the 1992 Plan, 2002 Plan, and 2003 Plan also include restricted unit awards. A unit represents the right to receive the cash value of a share of common stock on the date the restrictions on the unit lapse. The restrictions on restricted stock or restricted unit grants generally lapse over a four-year period from the date of the grant. In the event a grantee terminates employment with the Company, any restricted stock or restricted units remaining subject to restrictions are forfeited. During Fiscal 2004, 2003 and 2002 certain executives were awarded time vested restricted common stock. The resulting unearned compensation expense, based upon the market value on the date of grants, was charged to stockholders’ equity and is being amortized over the vesting period.

The following table summarizes restricted stock activity and its impact on net income for the years ended January 29, 2005, January 31, 2004 and February 1, 2003.

	Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(dollars in thousands)
Shares outstanding – beginning of period	654,607	607,913	835,692
Shares granted	614,150	336,750	54,225
Shares vested	(300,776)	(255,743)	(258,941)
Shares forfeited	(143,801)	(34,313)	(23,063)

Shares outstanding – end of period	824,180	654,607	607,913

Compensation expense	$7,392	$3,678	$5,931

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Other Equity and Stock Incentive Plans (Continued)

Stockholder Rights Plan

In May 2000, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”). Rights under the Rights Plan (“Rights”) were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on May 30, 2000. As a result of the May 2004 and May 2002 3-for-2 splits of the Company’s common stock, each share of common stock now represents four-ninths of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the voting power of the Company as represented by the Company’s common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the voting power of the Company as represented by the Company’s common stock, holders of the Rights, other than the person or group triggering their exercise, will be able to purchase, in exchange for the $125 exercise price, shares of the Company’s common stock or of any company into which the Company is merged having a value of $250. The Rights will expire on May 18, 2010. No Rights were exercised under the Rights Plan in Fiscal 2004.

8.	Income Taxes

The provision for income taxes for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 consists of the following:

	Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(in thousands)
Federal:
Current	$36,654	$48,595	$32,959
Deferred	(3,469)	4,818	10,418

Total federal	33,185	53,413	43,377

State and local:
Current	9,821	14,291	5,725
Deferred	(1,472)	(1,115)	1,564

Total state and local	8,349	13,176	7,289

Foreign:
Current	1,632	691	577
Deferred	(88)	(87)	(85)

Total foreign	1,544	604	492

Total	$43,078	$67,193	$51,158

The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 is as follows:

	Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(in thousands, except percentages)
Income before income taxes	$106,354	$167,920	$131,188
Federal statutory rate	35%	35%	35%

Provision for income taxes at federal statutory rate	37,224	58,772	45,916
State and local income taxes, net of federal income tax benefit	5,431	6,959	5,350
Earnings (losses) of foreign subsidiaries	191	263	(89)
Other	232	1,199	(19)

Provision for income taxes	$43,078	$67,193	$51,158

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Income Taxes (Continued)

The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of January 29, 2005 and January 31, 2004 are as follows:

	January 29, 2005	January 31, 2004
	(in thousands)
Current:
Inventory	$8,096	$5,743
Accrued expenses	3,184	2,423
Real estate	4,646	5,888

Total current	$15,926	$14,054

Non-current:
Accrued expenses	$2,054	$3,426
Depreciation and amortization	(67,379)	(56,608)
Rent expense	61,649	47,857
Other	36	(1,472)

Total non-current	$(3,640)	$(6,797)

Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered permanently reinvested, which at January 29, 2005 amounted to approximately $6.6 million. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $2.1 million.

On October 22, 2004, the American Jobs Creation Act was signed into law. The Jobs Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Jobs Act. Under the Jobs Act, the Company may elect to apply this provision to qualifying earnings repatriations occurring in its 2004 or 2005 taxable year. At this time, the Company has made a determination that it does not expect to elect to apply the provision to any distributions occurring in either of these taxable years.

9.	Retirement Plans

Savings Plan

The Company maintains a defined contribution 401(K) savings plan for substantially all full-time employees of Ann Taylor and its subsidiaries. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. The Company makes a matching contribution of 50% with respect to the first 3% of each participant’s annual earnings contributed to the plan. The Company’s contributions to the plan for Fiscal 2004, Fiscal 2003 and Fiscal 2002 were approximately $1.3 million, $1.4 million and $970,000, respectively.

Pension Plan

Substantially all full-time associates of the Company who complete 1,000 hours of service are covered under a noncontributory defined benefit pension plan. The plan calculates benefits based on a career average formula.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Retirement Plans (Continued)

Pension Plan (Continued)

The following table provides information for the pension plan at January 29, 2005 and January 31, 2004:

	Fiscal Years Ended
	January 29, 2005	January 31, 2004
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$21,037	$12,910
Prior service and interest cost	2,215	—
Service cost	4,024	3,005
Interest cost	1,359	967
Amendment	481	—
Actuarial loss	2,991	5,476
Benefits paid	(2,073)	(1,321)

Projected benefit obligation at end of year	$30,034	$21,037

Change in plan assets:
Fair value of plan assets at beginning of year	$21,885	$15,888
Actual return on plan assets	1,134	3,318
Employer contribution	7,200	4,000
Benefits paid	(2,073)	(1,321)

Fair value of plan assets at end of year	$28,146	$21,885

Funded status (fair value of plan assets less benefit obligation)	$(1,888)	$848
Unrecognized net actuarial loss	12,319	10,033
Unrecognized prior service cost	434	39

Net amount included in other assets	$10,865	$10,920

The accumulated benefit obligation for all defined benefit pension plans was approximately $27.8 million, $21.0 million and $12.9 million at January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

The following table summarizes the components of Net Periodic Pension Cost:

	Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(in thousands)
Service cost	$4,024	$3,005	$2,116
Interest cost	1,359	967	735
Prior service and interest cost	2,215	—	—
Expected return on plan assets	(1,502)	(1,268)	(1,021)
Amortization of prior service cost	86	6	6
Amortization of net loss	1,073	660	261

Net periodic pension cost	$7,255	$3,370	$2,097

        Based on review of the Company’s projected benefit obligation and discussion with its Pension Plan administrator, the Company recorded a cumulative $2.7 million adjustment to pension expense during the fourth quarter of Fiscal 2004. Approximately $2.2 million represents prior service and interest costs of the Plan related to prior years, the impact of which was not considered material to any of the affected periods.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Retirement Plans (Continued)

Pension Plan (Continued)

For the fiscal years ended January 29, 2005 and January 31, 2004 the following weighted-average assumptions were used to determine benefit obligations at the end of the fiscal years:

	Fiscal Years Ended
	January 29, 2005	January 31, 2004
Discount rates:
Pre-retirement/pre-termination	5.75%	6.00%
Lump sum payments	5.25%	6.00%
Rate of increase in future compensation	4.00%	4.00%

For the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 the following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Fiscal Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Discount rate	6.00%	6.75%	7.50%
Long-term rate of return on assets	7.25%	8.50%	9.00%
Rate of increase in future compensation	4.00%	4.00%	4.00%

To develop the expected long-term rate of return on plan assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In light of this, and in view of current market conditions, the expected long-term rate of return on plan assets was set at 7.25% for the 2004 and 2005 fiscal years.

The Company’s pension plan weighted-average asset allocation at the end of the fiscal year, by asset category, are as follows:

	Fiscal Years Ended
	January 29, 2005	January 31, 2004
Asset Category
Equity securities	48%	58%
Debt securities	26%	23%
Other	26%	19%

Total	100%	100%

The Company’s investment policy specifies a minimum investment of 50% but not more than 70% in equity securities, a minimum of 30% but not more than 50% in debt securities, and up to 20% in other short-term investments. The Company contributed $7.2 million to its pension plan on January 28, 2005 and reallocated these funds, currently included in other assets, in accordance with the Company’s investment policy. The Company reviews the returns on pension plan investments on a periodic basis in order to consider appropriate changes in the mix of assets in light of current market conditions. Equity securities do not include any of the Company’s common stock.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Retirement Plans (Continued)

Pension Plan (Continued)

The benefits expected to be paid under the pension plan as of January 29, 2005 are as follows:

Fiscal Year	(in thousands)
2005	$2,730
2006	2,625
2007	3,099
2008	3,419
2009	4,062
2010 and thereafter	19,926

Total	$35,861

While no contributions to the plan have been required, as the fair value of plan assets has been greater than the benefit obligation for all periods presented, the Company contributed $7.2 million and $4.0 million to the pension plan in Fiscal 2004 and Fiscal 2003, respectively. Although not required to make a contribution to the pension plan next year, the Company may likewise make a contribution in Fiscal 2005.

10.	Subsequent Event

On March 17, 2005, the Company announced J. Patrick Spainhour’s retirement as Chairman of the Board and Chief Executive Officer of the Company, and all other direct and indirect subsidiaries of the Company, effective September 30, 2005 (the “Retirement Date”). Kay Krill, the Company’s current President and a member of the Board of Directors will become the Chief Executive Officer of the Company effective as of the Retirement Date. In connection with Mr. Spainhour’s resignation, the Company and Mr. Spainhour have executed a letter agreement, dated March 16, 2005 (the “Letter Agreement”). The Letter Agreement provides that, following his retirement, Mr. Spainhour will receive, subject to the execution of a release waiving all claims Mr. Spainhour may have against the Company, its affiliates and their respective officers, directors, shareholders, successors and assigns, (i) payment of an amount equal to $2,229,261 (representing 15 months salary and average bonus) during a fifteen month period beginning on the Retirement Date and ending on December 31, 2006 (the “Compensation Period”), (ii) a pro-rata portion of the 2005 fiscal year bonus, if any, that he would have received under the Company’s Management Performance Compensation Plan had his employment not terminated, based on the portion of fiscal year 2005 that Mr. Spainhour was employed by the Company (payable at the time, if any, that active employees in such plan are paid), (iii) continuation of medical and life insurance coverage during the Compensation Period, and (iv) cash incentive payments, if any, that he would have received with respect to the fiscal 2003-2005 performance cycle under the Company’s Long-Term Cash Incentive Plan (payable at the time, if any, that active employees in such plan are paid).

As of the effective date of the release to be executed by Mr. Spainhour in connection with his retirement, Mr. Spainhour’s stock options will become fully vested and remain outstanding until 90 days following the end of the Compensation Period (or the normal expiration date of the options, if earlier) in accordance with their terms. Any options remaining unexercised after such date (or the normal expiration date of the option, if earlier) shall be cancelled at such time. In addition, restricted stock awards held by Mr. Spainhour on the Retirement Date will vest on the effective date of the release to be executed by Mr. Spainhour.

Mr. Spainhour will remain subject to the non-compete and non-solicitation provisions contained in his employment agreement through the Compensation Period. In the event Mr. Spainhour violates either of these provisions or takes any action which materially violates the terms of the Letter Agreement, he immediately forfeits his right to any future payments or any benefits under the Letter Agreement, and all options will no longer be exercisable and will be cancelled immediately.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Selected Quarterly Financial Data – Unaudited

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Fiscal 2004
Net sales	$433,246	$472,634	$460,365	$487,338
Gross margin	252,903	250,295	235,006	209,344
Net income (loss), as previously reported	$31,768	$30,211	$14,245	$(12,469)
Net income (loss) (as restated, see Note 2)	$31,746	$30,087	$13,912	$(12,469)

Basic earnings (loss) per share, as previously reported	$0.47	$0.43	$0.20	$(0.18)
Basic earnings (loss) per share (as restated, see Note 2)	$0.47	$0.43	$0.20	$(0.18)

Diluted earnings (loss) per share, as previously reported	$0.43	$0.41	$0.20	$(0.18)
Diluted earnings (loss) per share (as restated, see Note 2)	$0.43	$0.41	$0.19	$(0.18)

During the fourth quarter of Fiscal 2004, the Company made some organizational changes to improve performance, which are expected to generate annualized savings of approximately $3.0 million. As a result of these actions, the Company recorded a severance charge of approximately $3.0 million in the fourth quarter of Fiscal 2004. In addition, the Company recognized a net non-cash charge of approximately $3.9 million of compensation expense in the fourth quarter of Fiscal 2004 associated with the above-mentioned terminations.

The Company entered into a lease agreement for corporate office space at Times Square Tower in New York City. In connection with this, the Company recorded rent expense of approximately $7.0 million in the fourth quarter of Fiscal 2004.

	Quarter (as restated)
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Fiscal 2003
Net sales	$352,017	$390,207	$396,807	$448,677
Gross margin	189,015	202,561	228,776	245,893
Net income, as previously reported	17,928	21,177	30,305	31,532
Net income (as restated, see Note 2)	$17,979	$20,965	$30,028	$31,755

Basic earnings per share, as previously reported	$0.27	$0.32	$0.45	$0.47
Basic earnings per share (as restated, see Note 2)	$0.27	$0.32	$0.45	$0.47

Diluted earnings per share, as previously reported	$0.26	$0.30	$0.42	$0.43
Diluted earnings per share (as restated, see Note 2)	$0.26	$0.30	$0.42	$0.44

The sum of the quarterly per share data may not equal the annual amounts due to changes in the weighted average shares and share equivalents outstanding.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

Exhibit Number

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Company for the Quarter ended May 1, 1999 filed on June 11, 1999.

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 18, 1999. Incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Company for the Quarter ended May 1, 1999 filed on June 11, 1999.

3.2	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Form 10-Q of the Company for the Quarter ended November 2, 1991 filed on December 17, 1991 (Registration No. 33-28522).

4.1	Indenture, dated as of June 18, 1999, between the Company, Ann Taylor, and the Bank of New York, as Trustee relating to the Company’s Convertible Subordinated Debentures due 2019. Incorporated by reference to Exhibit 4.01 to the Registration Statement of the Company filed on September 13, 1999 (Registration No. 333-86955).

4.2	Amended and Restated Rights Agreement, dated as of May 1, 2001, between the Company and Mellon Investor Services LLC. Incorporated by reference to Exhibit 1 of Form 8-A/A No. 1 of the Company filed on May 24, 2001.

10.1	Lease, dated as of March 17, 1989, between Carven Associates and Ann Taylor concerning the West 57th Street headquarters. Incorporated by reference to Exhibit 10.21 to the Registration Statement of the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

10.1.1	First Amendment to Lease, dated as of November 14, 1990, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.1 to the Registration Statement of the Company filed on April 11, 1991 (Registration No. 33-39905).

10.1.2	Second Amendment to Lease, dated as of February 28, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K of the Company filed on April 29, 1993.

10.1.3	Extension and Amendment to Lease dated as of October 1, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.11 to the Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26, 1993.

10.1.4	Modification of Amendment and Extension to Lease, dated as of April 14, 1994 between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.4 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

10.1.5	Fifth Amendment to Lease, dated as of March 14, 1995, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.5 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

Exhibit Number

10.1.6	Sixth Amendment to Lease, dated as of January 5, 1996, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.6 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

10.1.7	Seventh Amendment to Lease, dated as of June 5, 1996, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.7 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

10.1.8	Eighth Amendment to Lease, undated, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.8 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

10.1.9	Ninth Amendment to Lease, dated as of May 13, 1997, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.9 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

10.1.10	Tenth Amendment to Lease, dated as of May 21, 1997, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.10 to the Annual Report on Form 10-K of the Company filed on April 30, 1998.

10.1.11	Eleventh Amendment to Lease, dated as of May 15, 1998, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.3.11 to the Annual Report on Form 10-K of the Company filed on March 29, 1999.

10.1.12	Sublease Agreement, dated as of February 23, 1999, between Societe Air France formerly known as Compagnie Nationale Air France) and Ann Taylor. Incorporated by reference to Exhibit 10.2.12 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

10.2	Agreement of Lease, dated as of August 3, 2004, between the Company and No. 1 Times Square Development LLC. Incorporated by reference to Exhibit 10.5 of Form 10-Q of the Company filed on September 8, 2004.

10.3	Amended and Restated Tax Sharing Agreement, dated as of November 10, 2003, between the Company and Ann Taylor. Incorporated by reference to Exhibit 10.2 of Form 10-K of the Company filed on March 25, 2004.

†10.4	The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, Amended and Restated as of February 23, 1994 (the “1992 Plan”). Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company filed on May 1, 1997.

†10.4.1	Amendment to the 1992 Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of the Company for the Quarter ended August 2, 1997 filed on September 12, 1997.

†10.4.2	Amendment to the 1992 Plan dated as of January 16, 1998. Incorporated by reference to Exhibit 10 of Form 8-K of the Company filed on March 12, 1998.

†10.4.3	Amendment to the 1992 Plan dated as of May 12, 1998. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of the Company for the Quarter ended April 2, 1998 filed on June 16, 1998.

Exhibit Number

†10.4.4	Amendment to the 1992 Plan dated as of March 10, 2000. Incorporated by reference to Exhibit 10.8.4 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

†10.4.5	Amendment to the 1992 Plan effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3.5 of Form 10-K of the Company filed on March 25, 2004.

†10.4.6	Restated Amendment to the 1992 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.1 of Form 10-Q of the Company filed on June 4, 2004.

†10.4.7	Second Restated Amendment to the 1992 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.1 of Form 10-Q of the Company filed on September 8, 2004.

†10.5	The AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan (the “2000 Plan”). Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the Company filed on April 1, 2003.

†10.5.1	First Amendment to the 2000 Plan, adopted January 29, 2002. Incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.

†10.5.2	Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.4.2 of Form 10-K of the Company filed on March 25, 2004.

†10.5.3	Restated Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.2 of Form 10-Q of the Company filed on June 4, 2004.

†10.5.4	Second Restated Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.2 of Form 10-Q of the Company filed on September 8, 2004.

†10.6	AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan (the “2002 Plan”). Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.

†10.6.1	First Amendment to then 2002 Plan, effective as of March 11, 2003. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended May 3, 2003 filed on June 13, 2003.

†10.6.2	Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.5.2 of Form 10-K of the Company filed on March 25, 2004.

†10.6.3	Restated Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3 of Form 10-Q of the Company filed on June 4, 2004.

†10.6.4	Second Restated Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3 of Form 10-Q of the Company filed on September 8, 2004.

Exhibit Number

†10.7	AnnTaylor Stores Corporation 2003 Equity Incentive Plan (the “2003 Plan”). Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company for the Quarter ended May 3, 2003 filed on June 13, 2003.

†10.7.1	First Amendment to the 2003 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.6.1 of Form 10-K of the Company filed on March 25, 2004.

†10.7.2	Restated First Amendment to the 2003 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.4 of Form 10-Q of the Company filed on June 4, 2004.

†10.7.3	Second Restated First Amendment to the 2003 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.4 of Form 10-Q of the Company filed on September 8, 2004.

†10.8	AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan. Incorporated by reference to Exhibit A to the Proxy Statement of the Company filed on April 4, 2002.

†10.9	AnnTaylor Stores Corporation Deferred Compensation Plan (“Deferred Compensation Plan”). Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of the Company filed on April 28, 1995.

†10.9.1	Amendment to the Deferred Compensation Plan as approved by the Board of Directors on August 11, 1995. Incorporated by reference to Exhibit 10.33.1 to the Form 10-Q of the Company for the Quarter ended on July 29, 1995 filed on September 12, 1995.

†10.9.2	Amendment to the Deferred Compensation Plan, effective as of January 1, 2002. Incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.

10.10	Second Amended and Restated Credit Agreement, dated as of November 14, 2003, by and among Ann Taylor, Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent. Incorporated by reference to Exhibit 10.1 on Form 8-K of the Company filed on November 14, 2003.

10.11	Second Amended and Restated Pledge and Security Agreement, dated as of November 14, 2003, by the Company, Ann Taylor, Annco, Inc., AnnTaylor Distribution Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A. in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K of the Company filed on November 14, 2003.

10.12	Second Amended and Restated Parent Guaranty, dated as of November 14, 2003 made by the Company in favor of Bank of America, N.A. in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 on Form 8-K of the Company filed on November 14, 2003.

†10.13	AnnTaylor Stores Corporation Long-Term Cash Incentive Compensation Plan. Incorporated by reference to Exhibit A to the Proxy Statement filed on April 1, 2003.

Exhibit Number

†10.14	AnnTaylor Stores Corporation 2004 Long-Term Cash Incentive Plan. Incorporated by reference to Exhibit B to the Proxy Statement of the Company filed on March 25, 2004.

†10.15	AnnTaylor Stores Corporation Special Severance Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of the Company filed on April 18, 2000.

†10.16	Employment Agreement, dated as of February 1, 1994, between the Company and Sallie Frame Kasaks. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company for the Quarter ended October 29, 1994 filed on December 12, 1994.

†10.17	Employment Agreement, dated as of January 29, 2002, between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.

*†10.18	Letter Agreement dated March 16, 2005, between the Company and J. Patrick Spainhour

†10.19	Separation agreement, dated as of March 9, 2004, between the Company and Barry Erdos. Incorporated by reference to Exhibit 10.17 of Form 10-K of the Company filed on March 25, 2004.

†10.20	Employment Agreement, dated as of April 24, 2001, between the Company and Kim Roy (“Roy Agreement”). Incorporated by reference to Exhibit 10.19 to the Form 10-Q of the Company for the Quarter ended May 5, 2001 filed on June 18, 2001.

†10.20.1	Amendment No. 1, dated as of November 25, 2001, to the Roy Agreement. Incorporated by reference to Exhibit 10.20.1 to the Annual Report on Form 10-K of the Company filed on April 4, 2002.

†10.21	Employment Agreement, dated as of January 29, 2004, between the Company and Katherine Lawther Krill. Incorporated by reference to Exhibit 10.19 of Form 10-K of the Company filed on March 25, 2004.

†10.21.1	Amendment No. 1, dated as of September 22, 2004, to Employment Agreement between the Company and Katherine Lawther Krill, dated as of January 29, 2004. Incorporated by reference to Exhibit 10.9 on Form 10-Q of the Company filed on December 6, 2004.

†10.22	Employment Agreement, dated as of March 28, 2003, between the Company and Jerome Jessup. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company for the Quarter ended May 3, 2003 filed on June 13, 2003.

†10.23	Form of Director Non-Qualified Stock Option Agreement under the 2002 Stock Option and Restricted Stock and Unit Award Plan, as amended. Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on October 29, 2004.

†10.24	Form of Director Non-Statutory Stock Option Agreement under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 of Form 8-K of the Company filed on October 29, 2004.

Exhibit Number

*†10.25	Form of 2002 Stock Option and Restricted Stock and Unit Award Plan Non-Qualified Stock Option Agreement.

*†10.26	Form of 2003 Equity Incentive Plan Non-Statutory Stock Option Agreement.

*†10.27	Form of 2002 Stock Option and Restricted Stock and Unit Award Plan Restricted Stock Award Agreement.

*†10.28	Form of 2003 Equity Incentive Plan Restricted Stock Award Agreement.

*†10.29	Form of 2002 Stock Option and Restricted Stock and Unit Award Plan Restricted Stock Award Agreement (performance-vesting).

*†10.30	Form of 2003 Equity Incentive Plan Restricted Stock Award Agreement (performance-vesting).

†10.31	Summary of Compensation Arrangements for Non-Employee Directors. Incorporated by reference to Exhibit 10.10 of Form 10-Q of the Company filed on December 6, 2004.

*†10.32	Summary of Cash Compensation Arrangements for Named Executive Officers.

21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K of the Company filed on April 1, 2003.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

†	Management contract or compensatory plan or arrangement.