Form 10-Q/A
period 2004-05-01
ANNTAYLOR STORES CORP
filed 2005-05-26
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

Commission file number 1-10738

ANNTAYLOR STORES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3499319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Times Square, 15th Floor, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

(212) 541-3300

(Registrant’s telephone number, including area code)

142 West 57th Street, New York, NY 10019

(Former name, former address and former fiscal year, if changed since last report)

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

EXPLANATORY NOTE

This amendment No. 1 on Form 10-Q/A to the AnnTaylor Stores Corporation (“the Company”) quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2004 (“Original Filing”), initially filed with the Securities and Exchange Commission on June 4, 2004, is being filed to reflect corrections and changes in the Company’s Condensed Consolidated Balance Sheet at May 1, 2004 and the Company’s Condensed Consolidated Statements of Income and Cash Flows for the quarters ended May 1, 2004 and May 3, 2003 and the notes related thereto. The corrections made are to properly account for construction allowances and free rent periods, while also reclassifying auction rate securities to short-term investments. For a more detailed description of these matters, see Note 2, “Restatement of Financial Statements” to the accompanying condensed consolidated financial statements and the section entitled “Restatement of Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

This Form 10-Q/A includes the Original Filing in its entirety for the convenience of the reader. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing and no other material information in the Original Filing is amended herein. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1, respectively.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Amendments to the Quarterly Reports on Form 10-Q for the quarterly periods ended July 31, 2004 and October 30, 2004 are being filed concurrently with the filing of this Form 10-Q/A.

Note: In April 2004, the Company’s Board of Directors approved a 3-for-2 split of the Company’s common stock in the form of a stock dividend. All share and per share amounts herein are presented on a post-split basis.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters Ended May 1, 2004 (Restated) and May 3, 2003 (Restated)

(unaudited)

	Quarters Ended
	May 1, 2004	May 3, 2003
	(as restated, see Note 2)	(as restated, see Note 2)
	(in thousands, except per share amounts)
Net sales	$433,246	$352,017
Cost of sales	180,343	163,002

Gross margin	252,903	189,015
Selling, general and administrative expenses	199,325	158,533

Operating income	53,578	30,482

Interest income	1,001	688
Interest expense	1,670	1,694

Income before income taxes	52,909	29,476

Income tax provision	21,163	11,497

Net income	$31,746	$17,979

Basic earnings per share of common stock	$0.47	$0.27

Diluted earnings per share of common stock	$0.43	$0.26

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

May 1, 2004 (Restated) and January 31, 2004

(unaudited)

	May 1, 2004	January 31, 2004
	(as restated, see Note 2)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$53,534	$26,559
Short-term investments	295,100	310,375
Accounts receivable	23,513	12,629
Merchandise inventories	214,057	172,058
Prepaid expenses and other current assets	73,594	60,228

Total current assets	659,798	581,849
Property and equipment, net	370,519	361,805
Goodwill	286,579	286,579
Deferred financing costs, net	1,693	4,887
Other assets	15,190	21,277

Total assets	$1,333,779	$1,256,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$75,957	$52,170
Accrued expenses	137,616	129,381
Convertible debentures, net	126,047	—

Total current liabilities	339,620	181,551
Long-term debt, net	—	125,152
Deferred lease costs and other liabilities	133,188	130,838

Stockholders’ equity
Common stock, $.0068 par value; 120,000,000 shares authorized, 74,529,165 and 74,198,430 shares issued, respectively	506	505
Additional paid-in capital	534,574	516,655
Retained earnings	413,330	382,146
Deferred compensation on restricted stock	(14,054)	(6,148)

	934,356	893,158

Treasury stock, 5,569,104 and 6,131,430 shares, respectively, at cost	(73,385)	(74,302)

Total stockholders’ equity	860,971	818,856

Total liabilities and stockholders’ equity	$1,333,779	$1,256,397

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended May 1, 2004 (Restated) and May 3, 2003 (Restated)

(unaudited)

	Quarters Ended
	May 1, 2004	May 3, 2003
	(as restated, see Note 2)	(as restated, see Note 2)
	(in thousands)
Operating activities:
Net income	$31,746	$17,979
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	1,716	780
Deferred income taxes	1,304	266
Depreciation and amortization	18,423	16,144
Loss on disposal and write-down of property and equipment	5	552
Non-cash interest	1,038	1,084
Tax benefit from exercise of stock options	5,286	53
Changes in assets and liabilities:
Accounts receivable	(10,884)	(10,034)
Merchandise inventories	(41,999)	(10,917)
Prepaid expenses and other current assets	(6,319)	(6,808)
Accounts payable and accrued expenses	32,022	(7,973)
Other non-current assets and liabilities, net	3,150	928

Net cash provided by operating activities	35,488	2,054

Investing activities:
Purchases of available-for-sale securities	(77,050)	(48,850)
Sales of available-for-sale securities	92,325	83,450
Purchases of property and equipment	(27,142)	(13,181)

Net cash (used) provided by investing activities	(11,867)	21,419

Financing activities:
Issuance of common stock pursuant to associate discount stock purchase plan	875	—
Common stock activity related to stock based compensation programs, net	16,595	427
Payment of financing costs	(14)	—
Repurchases of common and restricted stock	(14,102)	(13,811)

Net cash provided (used) by financing activities	3,354	(13,384)

Net increase in cash	26,975	10,089
Cash and cash equivalents, beginning of period	26,559	47,623

Cash and cash equivalents, end of period	$53,534	$57,712

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$270	$301

Cash paid during the period for income taxes	$5,579	$1,022

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

The January 31, 2004 Condensed Consolidated Balance Sheet amounts have been derived from the restated audited Consolidated Balance Sheet of AnnTaylor Stores Corporation (the “Company”).

Detailed footnote information is not included in this Report. The financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

2. Restatement of Financial Statements

Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the period ended May 1, 2004, and following a review of its lease-related accounting practices, the Company’s management determined that the manner in which it accounted for construction allowances and the period over which it recognized rent expense was not in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB No. 88-1”).

With respect to construction allowances, FTB No. 88-1 states that lease incentives should be treated by the lessee as a reduction of rental expense and amortized on a straight-line basis over the term of the lease in accordance with FTB No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, the Company established liabilities (current and long-term) for the unamortized portion of construction allowances (deferred lease incentives) which are amortized over the lease term on a straight-line basis as a reduction of rent expense. The Company had previously capitalized these allowances as a reduction of property and equipment and amortized them over the lease term as a reduction of depreciation expense. This affects the presentation of construction allowances in the Company’s Condensed Consolidated Statements of Cash Flows, as construction allowances are presented within operating activities, rather than as previously reported as a reduction of capital expenditures in investing activities. Since both depreciation and rent expense are included in selling, general and administrative expenses, there is no net impact to the Company’s Condensed Consolidated Statements of Income.

In determining the proper period over which to recognize rent expense with free rent periods and/or rent escalation, FTB No.
88-1 considers the lessee’s possession or right to control the physical use of the property, and requires that straight-line rent expense begin when the lessee takes possession of or controls the use of the space. The Company had previously recorded straight-line rent expense beginning on the store opening date, as the Company believed that “possession” under FTB No. 88-1 occurred on the date it took physical control of the space through occupancy, without considering the construction build-out period. The Company now considers possession to occur on the date it enters the space and begins construction build-out. The correcting adjustments are recorded as rent expense in the Company’s Condensed Consolidated Statements of Income and deferred rent expense in its Condensed Consolidated Balance Sheets.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. Restatement of Financial Statements (continued)

In addition, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments on the Company’s Condensed Consolidated Balance Sheets. The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. The amount of the investments in auction rate securities as of May 1, 2004 and January 31, 2004 was $295.1 million and $310.4 million, respectively. This reclassification also resulted in changes in the Company’s Condensed Consolidated Statements of Cash Flows. The purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

The following tables present a summary of the effects of these restatements and reclassification on the Company’s Condensed Consolidated Statements of Income for the quarters ended May 1, 2004 and May 3, 2003, Condensed Consolidated Balance Sheet as of May 1, 2004, and Condensed Consolidated Statements of Cash Flows for the quarters ended May 1, 2004 and May 3, 2003.

	Condensed Consolidated Statements of Income
	As previously reported	Adjustments	As restated
	(in thousands, except per share amounts)
Quarter Ended May 1, 2004
Selling, general and administrative expenses	$199,288	$37	$199,325
Operating income	53,615	(37)	53,578
Income before income taxes	52,946	(37)	52,909
Income tax provision	21,178	(15)	21,163
Net income	31,768	(22)	31,746

Basic earnings per share	$0.47	$—	$0.47
Diluted earnings per share	$0.43	$—	$0.43

Quarter Ended May 3, 2003
Selling, general and administrative expenses	$158,618	$(85)	$158,533
Operating income	30,397	85	30,482
Income before income taxes	29,391	85	29,476
Income tax provision	11,463	34	11,497
Net income	17,928	51	17,979

Basic earnings per share	$0.27	$—	$0.27
Diluted earnings per share	$0.26	$—	$0.26

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. Restatement of Financial Statements (continued)

	Condensed Consolidated Balance Sheet
	As previously reported	Adjustments	As restated
	(in thousands)
As of May 1, 2004

Cash and cash equivalents	$348,768	$(295,234)	$53,534
Short-term investments	—	295,100	295,100
Accounts receivable	23,379	134	23,513
Prepaid and other current assets	64,928	8,666	73,594
Property and equipment, net	269,949	100,570	370,519
Total assets	1,224,543	109,236	1,333,779
Accrued expenses	116,771	20,845	137,616
Deferred lease costs and other liabilities	32,994	100,194	133,188
Total liabilities	351,769	121,039	472,808
Retained earnings	425,133	(11,803)	413,330
Total liabilities and stockholders’ equity	1,224,543	109,236	1,333,779

	Condensed Consolidated Statements of Cash Flow
	As previously reported	Adjustments	As restated
	(in thousands)
Quarter Ended May 1, 2004

Net cash provided by operating activities	$27,207	$8,281	$35,488
Net cash used by investing activities	(18,894)	7,027	(11,867)

Quarter Ended May 3, 2003

Net cash (used) provided by operating activities	$(2,128)	$4,182	$2,054
Net cash (used) provided by investing activities	(9,035)	30,454	21,419

3. Earnings Per Share

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Earnings Per Share (continued)

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

	Quarters Ended
	May 1, 2004			May 3, 2003
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Earnings per Share
Income available to common stockholders	$31,746	67,979	$0.47	$17,979	66,065	$0.27

Effect of Dilutive Securities
Stock options and restricted stock	—	1,710		—	399
Convertible Debentures	732	5,409		724	5,409

Diluted Earnings per Share
Income available to common stockholders	$32,478	75,098	$0.43	$18,703	71,873	$0.26

Options to purchase 1,315,200 and 4,153,340 shares of common stock were excluded from the above computations of weighted average shares for diluted earnings per share for the quarters ended May 1, 2004 and May 3, 2003, respectively. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods.

4. Share-based Payments

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

(unaudited)

4. Share-based Payments (continued)

	Quarters Ended
	May 1, 2004	May 3, 2003
	(dollars in thousands, except per share data)
Net income:
As reported	$31,746	$17,979
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1,030	476
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,433)	(1,450)

Pro forma	$30,343	$17,005

Basic earnings per share:
As reported	$0.47	$0.27

Pro forma	$0.45	$0.26

Diluted earnings per share:
As reported	$0.43	$0.26

Pro forma	$0.41	$0.25

5. Long-Term Debt

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

(unaudited)

5. Long-Term Debt (continued)

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

6. Employee Benefits

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

7. Securities Repurchase Program

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

With respect to construction allowances, FTB No. 88-1 states that lease incentives should be treated by the lessee as a reduction of rental expense and amortized on a straight-line basis over the term of the lease in accordance with FTB No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, the Company established liabilities (current and long-term) for the unamortized portion of construction allowances (deferred lease incentives) which are amortized over the lease term on a straight-line basis as a reduction of rent expense. The Company had previously capitalized these allowances as a reduction of property and equipment and amortized them over the lease term as a reduction of depreciation expense. This affects the presentation of construction allowances in the Company’s Condensed Consolidated Statements of Cash Flows, as construction allowances are presented within operating activities, rather than as previously reported as a reduction of capital expenditures in investing activities. Since both depreciation and rent expense are included in selling, general and administrative expenses, there is no impact to the Company’s Condensed Consolidated Statements of Income.

In determining the proper period over which to recognize rent expense with free rent periods and/or rent escalation, FTB No.
88-1 considers the lessee’s possession or right to control the physical use of the property, and requires that straight-line rent expense begin when the lessee takes possession of or controls the use of the space. The Company had previously recorded straight-line rent expense beginning on the store opening date, as the Company believed that “possession” under FTB No. 88-1 occurred on the date it took physical control of the space through occupancy, without considering the construction build-out period. The Company now considers possession to occur on the date it enters the space and begins construction build-out. The correcting adjustments are recorded as rent expense in the Company’s Condensed Consolidated Statements of Income and deferred rent expense in its Condensed Consolidated Balance Sheets.

In addition, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments on the Company’s Condensed Consolidated Balance Sheets. The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. This reclassification also resulted in changes in the Company’s Condensed Consolidated Statements of Cash Flows. The purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

The effects of the corrections and changes are discussed in Note 2, “Restatement of Financial Statements” in the Notes to Condensed Consolidated Financial Statements (unaudited). The following discussion has been updated to give effect to the restatement.

Management Overview

The Company continued to build on client acceptance of its merchandise assortments with strong sales and gross margin performance in the first quarter of Fiscal 2004. Significant indicators of this growth include the following:

•	Total net sales were up 23.1% from the first quarter of Fiscal 2003, with Ann Taylor up 6.0% and Ann Taylor Loft up 54.6%;

•	Total comparable store sales were up 11.9%, with Ann Taylor up 4.2% and Ann Taylor Loft up 24.8%;

•	Ann Taylor experienced its fourth consecutive quarter of positive comparable store sales;

•	Ann Taylor Loft had its third consecutive quarter of double-digit comparable store sales growth;

•	The Company achieved net income of $31,746,000 and diluted earnings per share of $0.43, both records for a first quarter.

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

During the Company’s planned expansion, it will continue to focus on inventory management and selling, general and administrative costs. Total inventory levels at the end of the first quarter of Fiscal 2004 decreased approximately 1% on a per square foot basis compared to last year. While selling, general and administrative expenses for the first quarter increased 1.0% over last year as a percentage of net sales, the Company anticipates that its increasing sales levels will allow it to adequately leverage these costs.

As discussed more fully below, on May 20, 2004 the Company notified holders of its Convertible Debentures that it will exercise its option to redeem such Debentures on June 18, 2004.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended
	May 1, 2004	May 3, 2003
Net sales	100.0%	100.0%
Cost of sales	41.6	46.3

Gross margin	58.4	53.7
Selling, general and administrative expenses	46.0	45.0

Operating income	12.4	8.7
Interest income	0.2	0.2
Interest expense	0.4	0.5

Income before income taxes	12.2	8.4
Income tax provision	4.9	3.3

Net income	7.3%	5.1%

The following table sets forth selected consolidated income statement data expressed as a percentage change from the prior period:

	Quarters Ended
	May 1, 2004	May 3, 2003
	increase (decrease)
Net sales	23.1%	1.9%
Operating income	75.8%	(13.7)%
Net income	76.6%	(13.7)%

Sales

The following table sets forth certain sales and store data:

	Quarters Ended
	May 1, 2004	May 3, 2003
Net sales (in thousands)	$433,246	$352,017

Number of stores:
Open at beginning of period	648	584
New stores	19	18
Expanded stores	—	1
Closed stores	—	—
Open at end of period	667	602

Comparable stores sales percentage increase (decrease) (a)
Total Company	11.9%	(6.5)%
Ann Taylor	4.2%	(8.1)%
Ann Taylor Loft	24.8%	(2.8)%

Total square footage at end of period (in thousands) (b)	3,768	3,400

(a)	Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.
(b)	Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

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

Selling, general and administrative expenses increased in the first quarter of Fiscal 2004 to 46.0% of net sales from 45.0% of net sales in the comparable 2003 period. This increase primarily resulted from higher marketing costs, management incentive bonus costs and severance costs. These increases were partially offset by an overall leveraging of expenses resulting from the increase in comparable store sales.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash flow from operations. For the three months ended May 1, 2004, cash flow provided by operating activities totaled $35,488,000. The following table sets forth other primary measures of the Company’s liquidity (see discussion of classification of Convertible Debentures at May 1, 2004 below):

	May 1, 2004	January 31, 2004
(dollars in thousands)
Working capital	$320,178	$400,298
Current ratio	1.94:1	3.20:1
Debt to equity ratio	.15:1	.15:1

For the first quarter of Fiscal 2004, net cash provided by operating activities increased primarily as a result of income before depreciation and amortization, offset by an increase in inventory. Cash used by investing activities during the first quarter of Fiscal 2004 amounted to $11,867,000, and primarily related to the opening of new stores and investments in and maturities of short-term investments. Cash used by financing activities for the repurchase of common stock during the first quarter of Fiscal 2004 amounted to $14,102,000 which was offset by cash provided from stock based compensation programs.

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

The Company expects its total capital expenditure requirements in Fiscal 2004 will be approximately $150,000,000. The actual amount of the Company’s capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores. The Company expects to use cash flow from operations to fund its capital expenditure requirements.

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

Statement Regarding Forward-Looking Disclosures

Sections of this Quarterly Report on Form 10-Q/A, including the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. These forward-looking statements reflect the Company’s current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including the impact and effect of the Company’s lease accounting and pension review and restatement of its financial statements, failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company’s brand awareness and marketing programs; the inability of the Company to secure and protect trademarks and other intellectual property rights in the United States and/or foreign countries; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company’s Online Stores; a significant change in the regulatory environment applicable to the Company’s business; risks associated with the possible inability of the Company, particularly through its sourcing and logistics functions, to operate within production and delivery constraints; the impact of quotas, and the elimination thereof; an increase in the rate of import duties or export quotas with respect to the Company’s merchandise; financial or political instability in any of the countries in which the Company’s goods are manufactured; the potential impact of natural disasters and health concerns relating to severe infectious diseases, particularly on manufacturing operations of the Company’s vendors; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; the inability of the Company to hire, retain and train key personnel, and other factors set forth in the Company’s filings with the SEC. The Company does not assume any obligation to publicly update or revise any forward-looking statements at any time for any reason.

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

The Company’s evaluation included consideration of the facts and circumstances surrounding the correction in the Company’s lease accounting practices as described in Note 2, “Restatement of Financial Statements” in the Notes to the accompanying condensed consolidated financial statements. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

There was no change in the Company’s internal control over financial reporting during the first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (on a post-split basis):

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
February 1, 2004 to February 28, 2004	—	$—	—	$—
February 29, 2004 to April 3, 2004	272,930	28.25	225,000	68,678,055
April 4, 2004 to May 1, 2004	228,093	28.03	225,000	62,370,940

	501,023	$28.15	450,000

(a)	Includes 51,023 shares of restricted stock repurchased in connection with employee compensation plans.
(b)	These shares were part of a $75,000,000 securities repurchase plan, announced by the Company on March 9, 2004. This plan, which replaced a $50,000,000 plan announced in August 2002, will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

Item 4. Submission of Matters to a Vote of Security Holders

AnnTaylor Stores Corporation’s 2004 Annual Meeting of Stockholders was held on April 29, 2004. The following matters were voted upon and approved by the Company’s stockholders at the meeting:

1.	Messrs. Robert C. Grayson, J. Patrick Spainhour and Michael W. Trapp, and Ms. Rochelle B. Lazarus, were re-elected as Class I Directors of the Company for terms expiring in 2007, or until their respective successors are elected and qualified. 39,344,913, 40,692,685, 39,701,257 and 38,846,250 shares were voted in favor of, no shares were voted against, and 2,219,786, 872,014, 1,863,442, and 2,718,449 shares abstained from voting on, the re-election of Messrs. Grayson, Spainhour and Trapp, and Ms. Lazarus, respectively.

2.	The Company’s 2004 Long-Term Cash Incentive Plan was approved. 39,848,251 shares were voted in favor of, 1,690,002 shares were voted against and 26,444 shares abstained from voting on, this proposal.

3.	The engagement of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2004 fiscal year was ratified. 40,356,346 shares were voted in favor of, 1,195,986 shares were voted against and 12,366 shares abstained from voting on, this proposal.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description
10.1+	Restated Amendment to the AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.2+	Restated Second Amendment to the AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan, effective as of March 9, 2004.

10.3+	Restated Second Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.4+	Restated First Amendment to the AnnTaylor Stores Corporation 2003 Equity Incentive Plan, effective as of March 9, 2004.

10.5	AnnTaylor Stores Corporation 2004 Long-Term Cash Incentive Plan. Incorporated by reference to Exhibit B to the Proxy statement of the Company filed on March 25, 2004.

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Exhibit previously filed with the original filing of this Quarterly Report on Form 10-Q on June 4, 2004.
*	Filed electronically herewith.

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter covered by this report:

Date of Report	Item(s) Reported
February 3, 2004	Item 5 and Item 7
February 5, 2004	Item 7 and Item 9
March 2, 2004	Item 5 and Item 7
March 4, 2004	Item 7 and Item 9
March 9, 2004	Item 7 and Item 12
March 9, 2004	Item 12
March 15, 2004	Item 12
April 8, 2004	Item 9
April 29, 2004	Item 5 and Item 7

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

AnnTaylor Stores Corporation

Date: May 26, 2005	By:	/s/ J. Patrick Spainhour
J. Patrick Spainhour
Chairman, Chief Executive Officer (Principal Executive Officer)

Date: May 26, 2005	By:	/s/ James M. Smith
James M. Smith
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1+	Restated Amendment to the AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.2+	Restated Second Amendment to the AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan, effective as of March 9, 2004.

10.3+	Restated Second Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.4+	Restated First Amendment to the AnnTaylor Stores Corporation 2003 Equity Incentive Plan, effective as of March 9, 2004.

10.5	AnnTaylor Stores Corporation 2004 Long-Term Cash Incentive Plan. Incorporated by reference to Exhibit B to the Proxy statement of the Company filed on March 25, 2004.

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Exhibit previously filed with the original filing of this Quarterly Report on Form 10-Q on June 4, 2004.
*	Filed electronically herewith.