Form 10-Q/A
period 2004-07-31
ANNTAYLOR STORES CORP
filed 2005-05-26
CIK 874214

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

EXPLANATORY NOTE

This amendment No. 1 on Form 10-Q/A to the AnnTaylor Stores Corporation (“the Company”) quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2004 (“Original Filing”), initially filed with the Securities and Exchange Commission on September 8, 2004, is being filed to reflect corrections and changes in the Company’s Condensed Consolidated Balance Sheet at July 31, 2004 and the Company’s Condensed Consolidated Statements of Income for the quarters and six months ended July 31, 2004 and August 2, 2003 and the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2004 and August 2, 2003 and the notes related thereto. The corrections made are to properly account for construction allowances and free rent periods, while also reclassifying auction rate securities to short-term investments. For a more detailed description of these matters, see Note 2, “Restatement of Financial Statements” to the accompanying condensed consolidated financial statements and the section entitled “Restatement of Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

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

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Amendments to the Quarterly Reports on Form 10-Q for the quarterly periods ended May 1, 2004 and October 30, 2004 are being filed concurrently with the filing of this Form 10-Q/A.

INDEX TO FORM 10-Q/A

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income for the Quarters and Six Months Ended July 31, 2004 (as restated) and August 2, 2003 (as restated) (unaudited)	4
	Condensed Consolidated Balance Sheets at July 31, 2004 (as restated) and January 31, 2004 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2004 (as restated) and August 2, 2003 (as restated) (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	23

SIGNATURES		24

EXHIBIT INDEX		25

Note: In April 2004, the Company’s Board of Directors approved a 3-for-2 split of the Company’s common stock in the form of a stock dividend. Prior period share and per share amounts herein are presented on a post-split basis.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Six Months Ended

July 31, 2004 (Restated) and August 2, 2003 (Restated)

(unaudited)

	Quarters Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2)
	(in thousands, except per share amounts)
Net sales	$472,634	$390,207	$905,880	$742,224
Cost of sales	222,339	187,646	402,682	350,648

Gross margin	250,295	202,561	503,198	391,576
Selling, general and administrative expenses	200,364	167,016	399,689	325,549

Operating income	49,931	35,545	103,509	66,027
Interest income	1,295	777	2,296	1,465
Interest expense	1,079	1,674	2,749	3,368

Income before income taxes	50,147	34,648	103,056	64,124
Income tax provision	20,060	13,683	41,223	25,180

Net income	$30,087	$20,965	$61,833	$38,944

Basic earnings per share of common stock	$0.43	$0.32	$0.89	$0.59

Diluted earnings per share of common stock	$0.41	$0.30	$0.84	$0.56

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

July 31, 2004 (Restated) and January 31, 2004

(unaudited)

	July 31, 2004	January 31, 2004
	(as restated, see Note 2)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$44,740	$26,559
Short-term investments	302,300	310,375
Merchandise inventories	206,276	172,058
Prepaid expenses and other current assets	87,537	72,857

Total current assets	640,853	581,849
Property and equipment, net	377,896	361,805
Goodwill	286,579	286,579
Deferred financing costs, net	1,564	4,887
Other assets	13,631	21,277

Total assets	$1,320,523	$1,256,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,451	$52,170
Accrued expenses	138,275	129,381

Total current liabilities	206,726	181,551

Long-term debt, net	—	125,152
Deferred lease costs and other liabilities	140,942	130,838

Stockholders’ equity:
Common stock, $.0068 par value; 120,000,000 shares authorized; 79,991,197 and 74,198,430 shares issued, respectively	544	505
Additional paid-in capital	660,808	516,655
Retained earnings	443,376	382,146
Deferred compensation on restricted stock	(13,208)	(6,148)

	1,091,520	893,158

Treasury stock, 7,151,863 and 6,131,430 shares, respectively, at cost	(118,665)	(74,302)

Total stockholders’ equity	972,855	818,856

Total liabilities and stockholders’ equity	$1,320,523	$1,256,397

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 31, 2004 (Restated) and August 2, 2003 (Restated)

(unaudited)

	Six Months Ended
	July 31, 2004	August 2, 2003
	(as restated, see Note 2)	(as restated, see Note 2)
	(in thousands)
Operating activities:
Net income	$61,833	$38,944
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	3,949	1,540
Deferred income taxes	1,183	(580)
Depreciation and amortization	36,801	32,743
Loss on disposal and write-down of property and equipment	154	725
Non-cash interest	1,676	2,177
Tax benefit from exercise of stock options	5,765	666
Changes in assets and liabilities:
Receivables	(2,135)	(4,460)
Merchandise inventories	(34,219)	16,801
Prepaid expenses and other current assets	(6,832)	(3,791)
Accounts payable and accrued expenses	25,175	8,823
Other non-current assets and liabilities, net	10,854	2,398

Net cash provided by operating activities	104,204	95,986

Investing activities:
Purchases of available-for-sale securities	(241,100)	(192,550)
Sales of available-for-sale securities	249,175	141,950
Purchases of property and equipment	(53,046)	(40,261)

Net cash used by investing activities	(44,971)	(90,861)

Financing activities:
Issuance of common stock pursuant to associate discount stock purchase plan	1,527	1,156
Proceeds from exercise of stock options	18,312	3,707
Payment of financing costs	(22)	—
Repurchases of common and restricted stock	(60,869)	(13,812)

Net cash used by financing activities	(41,052)	(8,949)

Net increase (decrease) in cash	18,181	(3,824)
Cash and cash equivalents, beginning of period	26,559	47,623

Cash and cash equivalents, end of period	$44,740	$43,799

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,090	$1,133

Income taxes	$28,630	$19,239

Conversion of long-term debt:
Conversion of Convertible Debentures into common stock, net of unamortized deferred financing costs	$123,484	$—

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

2. Restatement of Financial Statements

Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the period ended July 31, 2004, and following a review of its lease-related accounting practices, the Company’s management determined that the manner in which it accounted for construction allowances and the period over which it recognized rent expense was not in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB No. 88-1”).

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. Restatement of Financial Statements (continued)

In addition, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments on the Company’s Condensed Consolidated Balance Sheets. The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. The amount of the investments in auction rate securities as of July 31, 2004 and January 31, 2004 was $302.3 million and $310.4 million, respectively. This reclassification also resulted in changes in the Company’s Condensed Consolidated Statements of Cash Flows. The purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

The following tables present a summary of the effects of these restatements and reclassification on the Company’s Condensed Consolidated Statements of Income for the quarters and six months ended July 31, 2004 and August 2, 2003, Condensed Consolidated Balance Sheet as of July 31, 2004, and Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2004 and August 2, 2003.

	Condensed Consolidated Statements of Income
	As previously reported	Adjustments	As restated
	(in thousands, except per share amounts)
Quarter Ended July 31, 2004

Selling, general and administrative expenses	$200,159	$205	$200,364
Operating income	50,136	(205)	49,931
Income before income taxes	50,352	(205)	50,147
Income tax provision	20,141	(81)	20,060
Net income	30,211	(124)	30,087

Basic earnings per share	$0.43	$—	$0.43
Diluted earnings per share	$0.41	$—	$0.41

Quarter Ended August 2, 2003

Selling, general and administrative expenses	$166,660	$356	$167,016
Operating income	35,901	(356)	35,545
Income before income taxes	35,004	(356)	34,648
Income tax provision	13,827	(144)	13,683
Net income	21,177	(212)	20,965

Basic earnings per share	$0.32	$—	$0.32
Diluted earnings per share	$0.30	$—	$0.30

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. Restatement of Financial Statements (continued)

	Condensed Consolidated Statements of Income
	As previously reported	Adjustments	As restated
	(in thousands, except per share amounts)
Six Months Ended July 31, 2004

Selling, general and administrative expenses	$399,447	$242	$399,689
Operating income	103,751	(242)	103,509
Income before income taxes	103,298	(242)	103,056
Income tax provision	41,319	(96)	41,223
Net income	61,979	(146)	61,833

Basic earnings per share	$0.90	$(0.01)	$0.89
Diluted earnings per share	$0.84	$—	$0.84

Six Months Ended August 2, 2003

Selling, general and administrative expenses	$325,278	$271	$325,549
Operating income	66,298	(271)	66,027
Income before income taxes	64,395	(271)	64,124
Income tax provision	25,290	(110)	25,180
Net income	39,105	(161)	38,944

Basic earnings per share	$0.59	$—	$0.59
Diluted earnings per share	$0.56	$—	$0.56

	Condensed Consolidated Balance Sheet
	As previously reported	Adjustments	As restated
	(in thousands)
As of July 31, 2004

Cash and cash equivalents	$347,196	$(302,456)	$44,740
Short-term investments	—	302,300	302,300
Prepaid and other current assets	78,424	9,113	87,537
Property and equipment, net	271,785	106,111	377,896
Total assets	1,205,455	115,068	1,320,523
Accrued expenses	116,730	21,545	138,275
Deferred lease costs and other liabilities	35,492	105,450	140,942
Total liabilities	220,673	126,995	347,668
Retained earnings	455,303	(11,927)	443,376
Total liabilities and stockholders’ equity	1,205,455	115,068	1,320,523

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2. Restatement of Financial Statements (continued)

	Condensed Consolidated Statements of Cash Flow
	As previously reported	Adjustments	As restated
		(in thousands)
Six Months Ended July 31, 2004

Net cash provided by operating activities	$85,954	$18,250	$104,204
Net cash used by investing activities	(34,815)	(10,156)	(44,971)

Six Months Ended August 2, 2003

Net cash provided by operating activities	$88,863	$7,123	$95,986
Net cash used by investing activities	(33,141)	(57,720)	(90,861)

3. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options, conversion of all outstanding convertible securities and vesting of unvested restricted stock, if the effect is dilutive. As discussed further in Note 5, the conversion of Convertible Debentures had no effect on diluted earnings per share.

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

	Quarters Ended
	July 31, 2004			August 2, 2003
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Earnings per Share
Income available to common stockholders	$30,087	70,358	$0.43	$20,965	66,036	$0.32

Effect of Dilutive Securities
Stock options and restricted stock	—	1,570		—	998
Convertible Debentures	381	2,794		722	5,409

Diluted Earnings per Share
Income available to common stockholders	$30,468	74,722	$0.41	$21,687	72,443	$0.30

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3. Earnings Per Share (continued)

	Six Months Ended
	July 31, 2004			August 2, 2003
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Earnings per Share
Income available to common stockholders	$61,833	69,168	$0.89	$38,944	66,051	$0.59

Effect of Dilutive Securities
Stock options and restricted stock	—	1,609		—	659
Convertible Debentures	1,113	4,102		1,446	5,409

Diluted Earnings per Share
Income available to common stockholders	$62,946	74,879	$0.84	$40,390	72,119	$0.56

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Share-based Payments (continued)

	Quarters Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(dollars in thousands, except per share data)
Net income:
As reported	$30,087	$20,965	$61,833	$38,944
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1,340	460	2,369	935
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,117)	(1,415)	(4,548)	(2,863)

Pro forma	$29,310	$20,010	$59,654	$37,016

Basic earnings per share:
As reported	$0.43	$0.32	$0.89	$0.59

Pro forma	$0.42	$0.30	$0.86	$0.56

Diluted earnings per share:
As reported	$0.41	$0.30	$0.84	$0.56

Pro forma	$0.40	$0.29	$0.81	$0.53

The estimated fair value of each option grant is calculated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarters Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Expected volatility	29.6%	52.9%	34.3%	53.1%
Risk-free interest rate	1.0%	1.2%	1.0%	1.3%
Expected life (years)	4.0	4.0	4.0	4.0
Dividend yield	—	—	—	—

5. Long-Term Debt

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

In November 2003, Ann Taylor and certain of its subsidiaries entered into a Second Amended and Restated $175,000,000 senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility matures on November 13, 2008 and is used by Ann Taylor and certain of its subsidiaries for letters of credit and other general corporate purposes. There

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5. Long-Term Debt (continued)

were no borrowings outstanding under the Credit Facility at any point during the first six months of Fiscal 2004 or as of the date of this filing. The Credit Facility permits the payment of cash dividends by the Company (and dividends by certain of its subsidiaries to fund such cash dividends) if liquidity (as defined in the Credit Facility) is at least $35,000,000. Certain subsidiaries of the Company are also permitted to: pay dividends to the Company to fund certain taxes owed by the Company; fund ordinary operating expenses of the Company not in excess of $500,000 per annum; repurchase common stock held by employees not in excess of $100,000 per annum (with certain specified exceptions); and for certain other stated purposes.

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

7. Securities Repurchase Programs

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

Management Overview

The Company achieved record net income for the second quarter of Fiscal 2004, driving earnings per share performance that increased 36.7% over last year. The Company’s new store growth strategy and strong comparable store sales contributed to the double-digit sales growth experienced during both the second quarter and first six months of Fiscal 2004. Significant indicators of this growth include the following:

•	Total net sales were up 21.1% in the second quarter of Fiscal 2004 compared to the second quarter of Fiscal 2003, with Ann Taylor up 2.6% and Ann Taylor Loft up 48.9%. For the first six months of Fiscal 2004, total net sales were up 22.0% from the same period last year, with Ann Taylor up 4.2% and Ann Taylor Loft up 51.6%;

•	Total comparable store sales for the second quarter of Fiscal 2004 were up 7.0%, with Ann Taylor up 0.8% and Ann Taylor Loft up 18.1%. Comparable store sales for the six month period ended July 31, 2004 were up 9.3%, with Ann Taylor up 2.4% and Ann Taylor Loft up 21.2%;

•	Ann Taylor Loft experienced its fourth consecutive quarter of double-digit comparable store sales growth;

•	The Company achieved net income of $30,087,000 and diluted earnings per share of $0.41, both records for a second quarter period, and contributing to record net income of $61,833,000 and diluted earnings per share of $0.84 for the six month period;

•	All holders of the Company’s Convertible Debentures exercised their option to convert to common stock of the Company rather than accept the cash redemption offer.

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

While selling, general and administrative expenses for the first six months increased 0.2% over last year as a percentage of net sales, the Company anticipates that its increasing sales levels will allow it to adequately leverage these costs.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.0	48.1	44.5	47.2

Gross margin	53.0	51.9	55.5	52.8
Selling, general and administrative expenses	42.4	42.8	44.1	43.9

Operating income	10.6	9.1	11.4	8.9
Interest income	0.3	0.2	0.3	0.2
Interest expense	0.2	0.4	0.3	0.5

Income before income taxes	10.7	8.9	11.4	8.6
Income tax provision	4.3	3.5	4.6	3.4

Net income	6.4%	5.4%	6.8%	5.2%

The following table sets forth consolidated income statement data expressed as a percentage increase from the comparable prior year period:

	Quarters Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	21.1%	13.7%	22.0%	7.8%
Operating income	40.5%	15.7%	56.8%	0.0%
Net income	43.5%	15.3%	58.8%	(0.2)%

Sales

The following table sets forth certain sales and store data:

	Quarters Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales (in thousands)
Total Company (a)	$472,634	$390,207	$905,880	$742,224
Ann Taylor	221,661	216,038	435,085	417,364
AnnTaylor Loft	208,541	140,008	393,928	259,931

Comparable stores sales percentage
Increase(decrease) (b)
Total Company	7.0%	5.3%	9.3%	(0.5)%
AnnTaylor	0.8%	4.9%	2.4%	(1.8)%
AnnTaylor Loft	18.1%	5.7%	21.2%	1.7%

Number of Stores
Open at beginning of period	667	602	648	584
New stores	21	3	40	21
Expanded stores	1	3	1	4
Closed stores	1	2	1	2
Open at end of period	687	603	687	603

Total square footage at end of period (in thousands) (c)	3,893	3,408

(a)	Total Company sales includes sales at Ann Taylor, Ann Taylor Loft and Ann Taylor Factory stores, as well as internet sales.
(b)	Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.
(c)	Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales decreased in the second quarter of Fiscal 2004 to 42.4% from 42.8% in the comparable 2003 period. This decrease was primarily due to increased leverage on fixed expenses as a result of higher comparable store sales, partially offset by increased marketing costs. Selling, general and administrative expenses as a percentage of net sales increased to 44.1% for the first six months of Fiscal 2004 compared to 43.9% for the same period last year. The increase was primarily due to higher marketing costs and an increase in the provision for management performance bonus. These increases were partially offset by an overall leveraging of expenses due to the increase in comparable store sales.

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

Liquidity and Capital Resources

The Company’s primary source of working capital is cash flow from operations. For the six months ended July 31, 2004, cash flow provided by operating activities totaled $104,204,000. The following table sets forth other primary measures of the Company’s liquidity:

	July 31, 2004	January 31, 2004
	(dollars in thousands)
Working capital	$434,127	$400,298
Current ratio	3.10:1	3.20:1

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

Cash used by investing activities during the first six months of Fiscal 2004 amounted to $44,971,000, and primarily related to the opening of new stores and investments in and maturities of short-term investments.

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

There was no change in the Company’s internal control over financial reporting during the second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (on a post split basis):

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
May 2, 2004 to May 29, 2004	13,063	$27.02	—	$62,370,940
May 30, 2004 to July 3, 2004	601,934	28.39	600,000	45,338,780
July 4, 2004 to July 31, 2004	1,100,000	26.66	1,100,000	16,014,298

	1,714,997	$27.27	1,700,000

(a)	Includes 14,997 shares of restricted stock repurchased in connection with employee compensation plans.
(b)	These shares were part of a $75,000,000 securities repurchase plan, announced by the Company on March 9, 2004. Subsequent to July 31, 2004, the Company has repurchased 440,000 shares of its common stock at a cost of approximately $10,000,000, bringing the total repurchased under the March 9, 2004 plan to 2,590,000 shares. On August 11, 2004, the Company announced a new $100,000,000 securities repurchase plan. This plan replaced the March 9, 2004 plan and will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors. Under the August 11, 2004 plan, the Company has repurchased 1,100,000 shares of its common stock at an approximate cost of $27,000,000 through the date of this filing.

Item 6. Exhibits

Exhibit Number	Description
10.1+	Second Restated Amendment to the AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.2+	Second Restated Second Amendment to the AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan, effective as of March 9, 2004.

10.3+	Second Restated Second Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.4+	Second Restated First Amendment to the AnnTaylor Stores Corporation 2003 Equity Incentive Plan, effective as of March 9, 2004.

10.5+	Agreement of Lease, dated as of August 3, 2004, between AnnTaylor Stores Corporation and No.1 Times Square Development LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Exhibit previously filed with the original filing of this Quarterly Report on Form 10-Q on September 8, 2004.
*	Filed electronically herewith.

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
James M. Smith
Executive Vice President,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1+	Second Restated Amendment to the AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.2+	Second Restated Second Amendment to the AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan, effective as of March 9, 2004.

10.3+	Second Restated Second Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 9, 2004.

10.4+	Second Restated First Amendment to the AnnTaylor Stores Corporation 2003 Equity Incentive Plan, effective as of March 9, 2004.

10.5+	Agreement of Lease, dated as of August 3, 2004, between AnnTaylor Stores Corporation and No.1 Times Square Development LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Exhibit previously filed with the original filing of this Quarterly Report on Form 10-Q on September 8, 2004.
*	Filed electronically herewith.