Form 10-Q/A
period 2004-10-30
ANNTAYLOR STORES CORP
filed 2005-05-26
CIK 874214

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

EXPLANATORY NOTE

This amendment No. 1 on Form 10-Q/A to the AnnTaylor Stores Corporation (“the Company”) quarterly report on Form 10-Q for the fiscal quarter ended October 30, 2004 (“Original Filing”), initially filed with the Securities and Exchange Commission on December 6, 2004, is being filed to reflect corrections and changes in the Company’s Condensed Consolidated Balance Sheet at October 30, 2004 and the Company’s Condensed Consolidated Statements of Income for the quarters and nine months ended October 30, 2004 and November 1, 2003 and the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended October 30, 2004 and November 1, 2003 and the notes related thereto. The corrections made are to properly account for construction allowances and free rent periods, while also reclassifying auction rate securities to short-term investments. For a more detailed description of these matters, see Note 2, “Restatement of Financial Statements” to the accompanying condensed consolidated financial statements and the section entitled “Restatement of Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

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

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Amendments to the Quarterly Reports on Form 10-Q for the quarterly periods ended May 1, 2004 and July 31, 2004 are being filed concurrently with this filing of the Form 10-Q/A.

INDEX TO FORM 10-Q/A

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the Quarters and Nine Months Ended October 30, 2004 (as restated) and November 1, 2003 (as restated) (unaudited)	4

Condensed Consolidated Balance Sheets at October 30, 2004 (as restated) and January 31, 2004 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 30, 2004 (as restated) and November 1, 2003 (as restated) (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURES	23

EXHIBIT INDEX	24

Note: In April 2004, the Company’s Board of Directors approved a 3-for-2 split of the Company’s common stock in the form of a stock dividend. Prior period share and per share amounts herein are presented on a post-split basis.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Nine Months Ended

October 30, 2004 (Restated) and November 1, 2003 (Restated)

(unaudited)

	Quarters Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2)
	(in thousands, except per share amounts)
Net sales	$460,365	$396,807	$1,366,245	$1,139,031
Cost of sales	225,359	168,031	628,041	518,679

Gross margin	235,006	228,776	738,204	620,352
Selling, general and administrative expenses	212,034	177,821	611,723	503,370

Operating income	22,972	50,955	126,481	116,982
Interest income	1,290	803	3,586	2,268
Interest expense	464	1,716	3,213	5,084

Income before income taxes	23,798	50,042	126,854	114,166
Income tax provision	9,886	20,014	51,109	45,194

Net income	$13,912	$30,028	$75,745	$68,972

Basic earnings per share of common stock	$0.20	$0.45	$1.09	$1.04

Diluted earnings per share of common stock	$0.19	$0.42	$1.04	$0.98

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

October 30, 2004 (Restated) and January 31, 2004

(unaudited)

	October 30, 2004	January 31, 2004
	(as restated, see Note 2)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$58,530	$26,559
Short-term investments	130,100	310,375
Accounts receivable	20,299	12,629
Merchandise inventories	287,990	172,058
Prepaid expenses and other current assets	85,161	60,228

Total current assets	582,080	581,849
Property and equipment, net	406,798	361,805
Goodwill	286,579	286,579
Deferred financing costs, net	1,473	4,887
Other assets	12,138	21,277

Total assets	$1,289,068	$1,256,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,727	$52,170
Accrued expenses	138,595	129,381

Total current liabilities	202,322	181,551

Long-term debt, net	—	125,152
Deferred lease costs and other liabilities	154,336	130,838

Stockholders’ equity:
Common stock, $.0068 par value; 120,000,000 shares authorized; 80,050,075 and 74,198,430 shares issued, respectively	544	505
Additional paid-in capital	662,866	516,655
Retained earnings	457,254	382,146
Deferred compensation on restricted stock	(11,091)	(6,148)

	1,109,573	893,158

Treasury stock, 9,564,685 and 6,131,430 shares, respectively, at cost	(177,163)	(74,302)

Total stockholders’ equity	932,410	818,856

Total liabilities and stockholders’ equity	$1,289,068	$1,256,397

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended October 30, 2004 (Restated) and November 1, 2003 (Restated)

(unaudited)

	Nine Months Ended
	October 30, 2004	November 1, 2003
	(as restated, see Note 2)	(as restated, see Note 2)
	(in thousands)
Operating activities:
Net income	$75,745	$68,972
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	6,287	2,419
Deferred income taxes	333	776
Depreciation and amortization	56,527	49,882
Loss on disposal and write-down of property and equipment	845	724
Non-cash interest	1,767	3,277
Tax benefit from exercise of stock options	6,330	3,100
Changes in assets and liabilities:
Accounts receivable	(7,670)	(7,221)
Merchandise inventories	(115,932)	(41,750)
Prepaid expenses and other current assets	(17,243)	(9,810)
Accounts payable and accrued expenses	20,772	45,373
Other non-current assets and liabilities, net	24,613	9,577

Net cash provided by operating activities	52,374	125,319

Investing activities:
Purchases of available-for-sale securities	(278,800)	(257,350)
Sales of available-for-sale securities	459,075	195,950
Purchases of property and equipment	(102,366)	(71,134)

Net cash provided (used) by investing activities	77,909	(132,534)

Financing activities:
Issuance of common stock pursuant to associate discount stock purchase plan	2,239	1,156
Proceeds from exercise of stock options	20,304	16,106
Payment of financing costs	(22)	—
Repurchases of common and restricted stock	(120,833)	(13,867)

Net cash (used) provided by financing activities	(98,312)	3,395

Net increase (decrease) in cash	31,971	(3,820)
Cash and cash equivalents, beginning of period	26,559	47,623

Cash and cash equivalents, end of period	$58,530	$43,803

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,417	$1,442

Income taxes	$55,944	$22,940

Conversion of long-term debt:
Conversion of Convertible Debentures into common stock, net of unamortized deferred financing costs	$123,484	$—

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

The January 31, 2004 Condensed Consolidated Balance Sheet amounts have been derived from the previously restated audited Consolidated Balance Sheet of AnnTaylor Stores Corporation (the “Company”).

Detailed footnote information is not included in this Report. The financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Certain Fiscal 2003 amounts have been reclassified to conform to the Fiscal 2004 presentation.

2. Restatement of Financial Statements

Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the period ended October 30, 2004, and following a review of its lease-related accounting practices, the Company’s management determined that the manner in which it accounted for construction allowances and the period over which it recognized rent expense was not in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB No. 88-1”).

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. Restatement of Financial Statements (continued)

In addition, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments on the Company’s Condensed Consolidated Balance Sheets. The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. The amount of the investments in auction rate securities as of October 30, 2004 and January 31, 2004 was $130.1 million and $310.4 million, respectively. This reclassification also resulted in changes in the Company’s Condensed Consolidated Statements of Cash Flows. The purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

The following tables present a summary of the effects of these restatements and reclassification on the Company’s Condensed Consolidated Statements of Income for the quarters and nine months ended October 30, 2004 and November 1, 2003, Condensed Consolidated Balance Sheet as of October 30, 2004, and Condensed Consolidated Statements of Cash Flows for the nine months ended October 30, 2004 and November 1, 2003.

	Condensed Consolidated Statements of Income
	As previously reported	Adjustments	As restated
	(in thousands, except per share amounts)
Quarter Ended October 30, 2004

Selling, general and administrative expenses	$211,470	$564	$212,034
Operating income	23,536	(564)	22,972
Income before income taxes	24,362	(564)	23,798
Income tax provision	10,117	(231)	9,886
Net income	14,245	(333)	13,912

Basic earnings per share	$0.20	$—	$0.20
Diluted earnings per share	$0.20	$(0.01)	$0.19

Quarter Ended November 1, 2003

Selling, general and administrative expenses	$177,356	$465	$177,821
Operating income	51,420	(465)	50,955
Income before income taxes	50,507	(465)	50,042
Income tax provision	20,202	(188)	20,014
Net income	30,305	(277)	30,028

Basic earnings per share	$0.45	$—	$0.45
Diluted earnings per share	$0.42	$—	$0.42

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. Restatement of Financial Statements (continued)

	Condensed Consolidated Statements of Income
	As previously reported	Adjustments	As restated
	(in thousands, except per share amounts)
Nine Months Ended October 30, 2004

Selling, general and administrative expenses	$610,917	$806	$611,723
Operating income	127,287	(806)	126,481
Income before income taxes	127,660	(806)	126,854
Income tax provision	51,436	(327)	51,109
Net income	76,224	(479)	75,745

Basic earnings per share	$1.10	$(0.01)	$1.09
Diluted earnings per share	$1.05	$(0.01)	$1.04

Nine Months Ended November 1, 2003

Selling, general and administrative expenses	$502,634	$736	$503,370
Operating income	117,718	(736)	116,982
Income before income taxes	114,902	(736)	114,166
Income tax provision	45,492	(298)	45,194
Net income	69,410	(438)	68,972

Basic earnings per share	$1.05	$(0.01)	$1.04
Diluted earnings per share	$0.99	$(0.01)	$0.98

	Condensed Consolidated Balance Sheet
	As previously reported	Adjustments	As restated
	(in thousands)
As of October 30, 2004

Cash and cash equivalents	$188,732	$(130,202)	$58,530
Short-term investments	—	130,100	130,100
Accounts receivable	20,197	102	20,299
Prepaid and other current assets	75,401	9,760	85,161
Property and equipment, net	286,636	120,162	406,798
Total assets	1,159,146	129,922	1,289,068
Accrued expenses	115,115	23,480	138,595
Deferred lease costs and other liabilities	35,634	118,702	154,336
Total liabilities	214,476	142,182	356,658
Retained earnings	469,514	(12,260)	457,254
Total liabilities and stockholders’ equity	1,159,146	129,922	1,289,068

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2. Restatement of Financial Statements (continued)

	Condensed Consolidated Statements of Cash Flow
	As previously reported	Adjustments	As restated
	(in thousands)
Nine Months Ended October 30, 2004

Net cash provided by operating activities	$15,525	$36,849	$52,374
Net cash (used) provided by investing activities	(65,590)	143,499	77,909

Nine Months Ended November 1, 2003

Net cash provided by operating activities	$108,438	$16,881	$125,319
Net cash used by investing activities	(54,241)	(78,293)	(132,534)

3. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options, conversion of all outstanding convertible securities and vesting of unvested restricted stock, if the effect is dilutive. As discussed further in Note 5, the June 2004 conversion of the Company’s Convertible Debentures had no effect on diluted earnings per share.

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

	Quarters Ended
	October 30, 2004			November 1, 2003
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Earnings per Share
Income available to common stockholders	$13,912	70,354	$0.20	$30,028	67,046	$0.45

Effect of Dilutive Securities
Stock options and restricted stock	—	1,202		—	1,560
Convertible Debentures	—	—		722	5,409

Diluted Earnings per Share
Income available to common stockholders	$13,912	71,556	$0.19	$30,750	74,015	$0.42

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3. Earnings Per Share (continued)

	Nine Months Ended
	October 30, 2004			November 1, 2003
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Earnings per Share
Income available to common stockholders	$75,745	69,564	$1.09	$68,972	66,383	$1.04

Effect of Dilutive Securities
Stock options and restricted stock	—	1,440		—	882
Convertible Debentures	1,113	2,734		2,168	5,409

Diluted Earnings per Share
Income available to common stockholders	$76,858	73,738	$1.04	$71,140	72,674	$0.98

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Share-based Payments (continued)

	Quarters Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
	(dollars in thousands, except per share data)
Net income:
As reported	$13,912	$30,028	$75,745	$68,972
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1,368	527	3,753	1,461
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,111)	(1,094)	(6,680)	(3,873)

Pro forma	$13,169	$29,461	$72,818	$66,560

Basic earnings per share:
As reported	$0.20	$0.45	$1.09	$1.04

Pro forma	$0.19	$0.44	$1.05	$1.00

Diluted earnings per share:
As reported	$0.19	$0.42	$1.04	$0.98

Pro forma	$0.18	$0.41	$1.00	$0.95

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

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.0	42.3	46.0	45.5

Gross margin	51.0	57.7	54.0	54.5
Selling, general and administrative expenses	46.1	44.8	44.8	44.2

Operating income	4.9	12.9	9.2	10.3
Interest income	0.3	0.2	0.2	0.2
Interest expense	0.1	0.5	0.2	0.5

Income before income taxes	5.1	12.6	9.2	10.0
Income tax provision	2.1	5.0	3.7	3.9

Net income	3.0%	7.6%	5.5%	6.1%

The following table sets forth consolidated income statement data expressed as a percentage increase (decrease) from the comparable prior year period:

	Quarters Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
	Increase(decrease)
Net sales	16.0%	16.6%	19.9%	10.7%
Operating income	(54.9)%	23.2%	8.1%	8.9%
Net income	(53.7)%	21.1%	9.8%	8.1%

Sales

The following table sets forth certain sales and store data:

	Quarters Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Net sales (in thousands)
Total Company (a)	$460,365	$396,807	$1,366,245	$1,139,031
Ann Taylor	199,615	207,077	634,700	624,441
Ann Taylor Loft	215,447	157,023	609,375	416,954

Comparable stores sales percentage increase(decrease) (b)
Total Company	1.4%	6.2%	6.6%	1.7%
Ann Taylor	(4.2)%	1.9%	0.2%	(0.6)%
Ann Taylor Loft	9.2%	13.4%	16.7%	5.7%

Number of Stores
Open at beginning of period	687	603	648	584
New stores	41	36	81	57
Expanded stores	1	1	2	5
Closed stores	1	—	2	2
Open at end of period	727	639	727	639

Total square footage at end of period (in thousands) (c)	4,125	3,603

(a)	Total Company sales includes sales at Ann Taylor, Ann Taylor Loft and Ann Taylor Factory stores, as well as internet sales.
(b)	Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.
(c)	Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased in the third quarter of Fiscal 2004 to 46.1% from 44.8% in the comparable 2003 period. This increase was primarily due to higher marketing costs, partially offset by a decrease in the provision for management performance bonus. For the nine-month period ended October 30, 2004, selling, general and administrative expenses as a percentage of sales increased primarily due to higher marketing costs, partially offset by increased leverage on fixed expenses as a result of higher comparable store sales.

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

Liquidity and Capital Resources

The Company’s primary source of working capital is cash flow from operations. For the nine months ended October 30, 2004, cash flow provided by operating activities totaled $52,374,000. The following table sets forth other primary measures of the Company’s liquidity:

	October 30, 2004	January 31, 2004
	(dollars in thousands)
Working capital	$379,758	$400,298
Current ratio	2.88:1	3.20:1

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

Cash provided by investing activities during the first nine months of Fiscal 2004 amounted to $77,909,000, and primarily related to the opening of new stores, store remodels and investments in information systems, and investments in and maturities of short-term investments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s cash and cash equivalents as of October 30, 2004 have not significantly changed since January 31, 2004. The Company redeemed its outstanding convertible debentures in the second quarter of Fiscal 2004. Information regarding the Company’s financial instruments and market risk as of January 29, 2005 is disclosed in the Company’s 2004 Annual Report on Form 10-K.

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

There was no change in the Company’s internal control over financial reporting during the third quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Director Non-Qualified Stock Option Agreement under the 2002 Stock Option and Restricted Stock and Unit Award Plan, as amended. Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on October 29, 2004.

10.2	Form of Director Non-Statutory Stock Option Agreement under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 of Form 8-K of the Company filed on October 29, 2004.

10.3	Form of Non-Qualified Stock Option Agreement under the 2002 Stock Option and Restricted Stock and Unit Award Plan, as amended. Incorporated by reference to Exhibit 10.3 of Form 8-K of the Company filed on October 29, 2004.

10.4	Form of Non-Statutory Stock Option Agreement under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.4 of Form 8-K of the Company filed on October 29, 2004.

10.5	Form of Restricted Stock Award Agreement under the 2002 Stock Option and Restricted Stock and Unit Award Plan, as amended. Incorporated by reference to Exhibit 10.5 of Form 8-K of the Company filed on October 29, 2004.

10.6	Form of Restricted Stock Award Agreement under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.6 of Form 8-K of the Company filed on October 29, 2004.

10.7	Form of Non-Statutory Stock Option Agreement (three year time-vesting) under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on November 9, 2004.

10.8	Form of Restricted Stock Award Agreement (performance-vesting) under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 of Form 8-K of the Company filed on November 9, 2004.

10.9+	Amendment No. 1, dated as of September 22, 2004, to Employment Agreement between the Company and Katherine Lawther Krill, dated as of January 29, 2004.

10.10+	Summary of Compensation Announcements for Non-Employee Directors.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Exhibit previously filed with the original filing of this Quarterly Report on Form 10-Q on December 6, 2004.
*	Filed electronically herewith.

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
James M. Smith
Executive Vice President,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Director Non-Qualified Stock Option Agreement under the 2002 Stock Option and Restricted Stock and Unit Award Plan, as amended. Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on October 29, 2004.

10.2	Form of Director Non-Statutory Stock Option Agreement under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 of Form 8-K of the Company filed on October 29, 2004.

10.3	Form of Non-Qualified Stock Option Agreement under the 2002 Stock Option and Restricted Stock and Unit Award Plan, as amended. Incorporated by reference to Exhibit 10.3 of Form 8-K of the Company filed on October 29, 2004.

10.4	Form of Non-Statutory Stock Option Agreement under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.4 of Form 8-K of the Company filed on October 29, 2004.

10.5	Form of Restricted Stock Award Agreement under the 2002 Stock Option and Restricted Stock and Unit Award Plan, as amended. Incorporated by reference to Exhibit 10.5 of Form 8-K of the Company filed on October 29, 2004.

10.6	Form of Restricted Stock Award Agreement under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.6 of Form 8-K of the Company filed on October 29, 2004.

10.7	Form of Non-Statutory Stock Option Agreement (three year time-vesting) under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on November 9, 2004.

10.8	Form of Restricted Stock Award Agreement (performance-vesting) under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 of Form 8-K of the Company filed on November 9, 2004.

10.9+	Amendment No. 1, dated as of September 22, 2004, to Employment Agreement between the Company and Katherine Lawther Krill, dated as of January 29, 2004.

10.10+	Summary of Compensation Announcements for Non-Employee Directors.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Exhibit previously filed with the original filing of this Quarterly Report on Form 10-Q on December 6, 2004.
*	Filed electronically herewith.