Form 10-Q
period 2005-04-30
ANNTAYLOR STORES CORP
filed 2005-05-27
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 25, 2005
Common Stock, $.0068 par value	72,973,781

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters Ended April 30, 2005 and May 1, 2004

(unaudited)

	Quarters Ended
	April 30, 2005	May 1, 2004
	(in thousands, except per share amounts)
Net sales	$476,446	$433,246
Cost of sales	233,303	180,343

Gross margin	243,143	252,903
Selling, general and administrative expenses	215,733	199,325

Operating income	27,410	53,578

Interest income	1,767	1,001
Interest expense	415	1,670

Income before income taxes	28,762	52,909

Income tax provision	11,791	21,163

Net income	$16,971	$31,746

Basic earnings per share of common stock	$0.24	$0.47

Diluted earnings per share of common stock	$0.24	$0.43

See accompanying Notes to Condensed Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

April 30, 2005 and January 29, 2005

(unaudited)

	April 30, 2005	January 29, 2005
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$228,024	$62,412
Short-term investments	—	192,400
Accounts receivable	23,460	12,573
Merchandise inventories	265,869	229,218
Prepaid expenses and other current assets	84,750	90,711

Total current assets	602,103	587,314
Property and equipment, net	469,465	434,328
Goodwill	286,579	286,579
Deferred financing costs, net	1,291	1,382
Other assets	15,459	17,735

Total assets	$1,374,897	$1,327,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$75,495	$88,340
Accrued salaries and bonus	9,489	21,617
Accrued tenancy	34,857	32,264
Gift certificates and merchandise credits redeemable	31,120	38,892
Accrued expenses	77,370	62,633

Total current liabilities	228,331	243,746
Deferred lease costs and other liabilities	163,941	156,848

Stockholders’ equity
Common stock, $.0068 par value; 120,000,000 shares authorized; 81,559,031 and 80,085,690 shares issued, respectively	555	545
Additional paid-in capital	707,597	669,128
Retained earnings	462,424	445,410
Deferred compensation on restricted stock	(16,542)	(11,746)

	1,154,034	1,103,337
Treasury stock, 8,582,056 and 9,453,242 shares respectively, at cost	(171,409)	(176,593)

Total stockholders’ equity	982,625	926,744

Total liabilities and stockholders’ equity	$1,374,897	$1,327,338

See accompanying Notes to Condensed Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended April 30, 2005 and May 1, 2004

(unaudited)

	Quarters Ended
	April 30, 2005	May 1, 2004
	(in thousands)
Operating activities:
Net income	$16,971	$31,746
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	2,334	1,716
Deferred income taxes	(1,963)	1,304
Depreciation and amortization	22,772	18,423
Loss on disposal and write-down of property and equipment	374	5
Non-cash interest	91	1,038
Tax benefit from exercise of stock options	8,078	5,286
Changes in assets and liabilities:
Accounts receivable	(10,887)	(10,884)
Merchandise inventories	(36,651)	(41,999)
Prepaid expenses and other current assets	7,394	(6,426)
Accounts payable and accrued expenses	(15,415)	32,022
Other assets and deferred lease costs and other liabilities, net	9,897	3,257

Net cash provided by operating activities	2,995	35,488

Investing activities:
Purchases of available-for-sale securities	(20,600)	(77,050)
Sales of available-for-sale securities	213,000	92,325
Purchases of property and equipment	(58,282)	(27,142)

Net cash provided (used) by investing activities	134,118	(11,867)

Financing activities:
Issuance of common stock pursuant to associate discount stock purchase plan	880	875
Proceeds from exercise of stock options	36,624	16,595
Payment of financing costs	—	(14)
Repurchases of common and restricted stock	(9,005)	(14,102)

Net cash provided by financing activities	28,499	3,354

Net increase in cash	165,612	26,975
Cash and cash equivalents, beginning of period	62,412	26,559

Cash and cash equivalents, end of period	$228,024	$53,534

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$304	$270

Cash paid during the period for income taxes	$581	$5,579

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

The results of operations for the 2005 interim period shown in this Report are not necessarily indicative of results to be expected for the fiscal year.

The January 29, 2005 Condensed Consolidated Balance Sheet amounts have been derived from the audited Consolidated Balance Sheet of AnnTaylor Stores Corporation (the “Company”).

Detailed footnote information is not included in this Report. The financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Certain Fiscal 2004 amounts have been reclassified to conform to the Fiscal 2005 presentation.

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

	Quarters Ended
	April 30, 2005			May 1, 2004
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Earnings per Share
Income available to common stockholders	$16,971	71,001	$0.24	$31,746	67,979	$0.47

Effect of Dilutive Securities
Stock options and restricted stock	—	579		—	1,710
Convertible Debentures	—	—		732	5,409

Diluted Earnings per Share
Income available to common stockholders	$16,971	71,580	$0.24	$32,478	75,098	$0.43

Options to purchase 2,801,437 and 1,315,200 shares of common stock were excluded from the above computations of weighted average shares for diluted earnings per share for the quarters ended April 30, 2005 and May 1, 2004, respectively. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Share-based Payments

The Company accounts for stock-based awards and employees’ purchase rights under the Associate Discount Stock Purchase Plan using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards granted at fair market value and employees’ purchase rights under the Associate Discount Stock Purchase Plan. Had compensation costs of option awards and employees’ purchase rights been determined under a fair value alternative method as stated in SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company would have been required to prepare a fair value model for such options and employees’ purchase rights, and record such amount in the consolidated financial statements as compensation expense. Pro forma stock based employee compensation costs, net income and earnings per share, as they would have been recognized if the fair value method had been applied to all awards, are presented in the table below. The Company is currently evaluating the provisions of SFAS No. 123R, “Share-Based Payment”, and plans to adopt its provisions on January 29, 2006.

	Quarters Ended
	April 30, 2005	May 1, 2004
	(dollars in thousands, except per share data)
Net income:
As reported	$16,971	$31,746
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1,377	1,030
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,533)	(2,433)

Pro forma	$14,815	$30,343

Basic earnings per share:
As reported	$0.24	$0.47

Pro forma	$0.21	$0.45

Diluted earnings per share:
As reported	$0.24	$0.43

Pro forma	$0.21	$0.41

The estimated fair value of each option grant is calculated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarters Ended
	April 30, 2005	May 1, 2004
	(dollars in thousands, except per share data)
Expected volatility	28.9%	34.9%
Risk-free interest rate	2.6%	1.0%
Expected life (years)	4.0	4.0
Dividend yield	—	—

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. Long-Term Debt

During Fiscal 1999, the Company issued an aggregate of $199.1 million principal amount at maturity Convertible Subordinated Debentures due 2019 (the “Convertible Debentures”). In May 2004, the Company notified the holders that it would redeem these Convertible Debentures in June 2004 at $635.42 per $1,000.00 of the principal amount. The holders had the option to convert their Convertible Debentures into common stock of the Company prior to redemption, and, on June 18, 2004, all the Convertible Debentures were converted for an aggregate total of 5.4 million shares of common stock. The conversion of Convertible Debentures had no effect on diluted earnings per share.

In November 2003, Ann Taylor and certain of its subsidiaries entered into a Second Amended and Restated $175.0 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility, which, at the Company’s option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250.0 million, matures on November 14, 2008 and is used by Ann Taylor and certain of its subsidiaries for letters of credit and other general corporate purposes. There were no borrowings under the Credit Facility at any point during the first quarter of Fiscal 2005 or as of the date of this filing.

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

5. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. In April 2005, the SEC amended the compliance dates for SFAS No. 123R from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company will continue to account for share-based compensation using the intrinsic value method set forth in APB No. 25 until adoption of SFAS No. 123R on January 29, 2006. The Company is currently evaluating the impact of adopting SFAS No. 123R.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended
	April 30, 2005	May 1, 2004
	(in thousands)
Service cost	$1,193	$1,052
Interest cost	421	297
Prior service and interest cost	56	—
Expected return on plan assets	(478)	(375)
Amortization of prior service cost	19	2
Amortization of net loss	376	164

Net periodic pension cost	$1,587	$1,140

While no contributions to the Company’s pension plan are required in Fiscal 2005, as the fair value of plan assets has been greater than the benefit obligation, the Company may make a contribution during the year.

7. Securities Repurchase Program

In the first quarter of Fiscal 2005, the Company repurchased 300,000 shares of its common stock at a cost of approximately $7.4 million under the $100.0 million securities repurchase program announced in August 2004. The Company has repurchased a total of 2,400,000 shares of its common stock at a cost of approximately $57.3 million under the August 2004 plan through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

The Company reported an increase in total net sales of 10.0% from the first quarter of Fiscal 2004, with Ann Taylor down 3.6% and Ann Taylor Loft up 20.5%. Comparable store sales for the first quarter of fiscal 2005 were down 3.1%. By division, comparable store sales for the first quarter were down 4.9% at Ann Taylor and down 1.5% at Ann Taylor Loft.

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

The Company will continue to focus on inventory management and selling, general and administrative costs. Total inventory levels at the end of the first quarter of Fiscal 2005 increased approximately 8% on a per square foot basis compared to last year. Selling, general and administrative expenses for the first quarter decreased 0.8% over last year as a percentage of net sales.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended
	April 30, 2005	May 1, 2004
Net sales	100.0%	100.0%
Cost of sales	49.0	41.6

Gross margin	51.0	58.4
Selling, general and administrative expenses	45.2	46.0

Operating income	5.8	12.4
Interest income	0.4	0.2
Interest expense	0.1	0.4

Income before income taxes	6.1	12.2
Income tax provision	2.5	4.9

Net income	3.6%	7.3%

The following table sets forth selected consolidated income statement data expressed as a percentage change from the prior period:

	Quarters Ended
	April 30, 2005	May 1, 2004
	increase (decrease)
Net sales	10.0%	23.1%
Operating income	(48.8)%	75.8%
Net income	(46.5)%	76.6%

Sales

The following table sets forth certain sales and store data:

	Quarters Ended
	April 30, 2005	May 1, 2004
Net sales (in thousands)
Total Company	$476,446	$433,246
Ann Taylor	205,738	213,424
Ann Taylor Loft	223,404	185,387
Other	47,304	34,435

Comparable stores sales percentage (decrease) increase (a)
Total Company	(3.1)%	11.9%
Ann Taylor	(4.9)%	4.2%
Ann Taylor Loft	(1.5)%	24.8%

Net sales per average gross square foot (b)	$112	$117

Total square footage at end of period (in thousands) (b)	4,317	3,768

Number of:
Total stores open at beginning of period	738	648
New stores	20	19
Expanded stores	1	—
Closed stores	(2)	—
Total stores open at end of period	756	667

(a)	Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.
(b)	Net sales per gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased $43.2 million or 10.0% in the first quarter of Fiscal 2005 over the comparable 2004 period due to the opening of 12 Ann Taylor stores, 76 Ann Taylor Loft stores and 8 Ann Taylor Factory stores, since the first quarter of Fiscal 2004.

Cost of Sales

Cost of sales is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third party suppliers to the Company’s distribution center. Buying and occupancy costs are excluded from cost of sales. Cost of sales as a percentage of net sales increased to 49.0% in the first quarter of Fiscal 2005 from 41.6% in the first quarter of Fiscal 2004. The increase in cost of sales as a percentage of net sales is primarily due to increased promotional activity at both divisions.

Gross Margin

Gross margin as a percentage of net sales decreased to 51.0% in the first quarter of Fiscal 2005 from 58.4% in the first quarter of Fiscal 2004. The decrease in gross margin as a percentage of net sales is primarily due to lower full-price sales and lower margins achieved on non full-price sales, largely due to increased promotional activity at both divisions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased in the first quarter of Fiscal 2005 to 45.2% of net sales from 46.0% of net sales in the comparable 2004 period. The decrease in selling, general and administrative expenses as a percentage of net sales primarily resulted from a decrease in the provision for management performance bonus and lower marketing costs, partially offset by an overall deleveraging of expenses due to the decrease in comparable store sales.

Interest Income

Interest income increased to approximately $1.8 million in the first quarter of Fiscal 2005 from approximately $1.0 million in the comparable 2004 period. The increase was primarily attributable to higher interest rates during the first quarter of Fiscal 2005 as compared to the first quarter of Fiscal 2004.

Interest Expense

Interest expense decreased to approximately $0.4 million in the first quarter of Fiscal 2005 from approximately $1.7 million in the comparable 2004 period. The decrease was primarily due to the conversion of the outstanding Convertible Debentures in the second quarter of Fiscal 2004, as discussed more fully below in “Liquidity and Capital Resources”.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company’s liquidity:

	April 30, 2005	January 29, 2005
	(dollars in thousands)
Working capital	$373,772	$343,568
Current ratio	2.64:1	2.41:1

For the first quarter of Fiscal 2005, net cash provided by operating activities totaled approximately $3.0 million, as compared to approximately $35.5 million for the first quarter of Fiscal 2004. Net cash provided by operating activities during the first quarter of Fiscal 2005 primarily resulted from an increase in working capital, partially offset by net income before depreciation and amortization. Cash provided by investing activities during the first quarter of Fiscal 2005 amounted to approximately $134.1 million related to the sale of available-for-sale securities, offset by capital expenditures for the opening of new stores. Cash provided by financing activities amounted to approximately $28.5 million, and related primarily to the proceeds from the exercise of stock options, offset by the repurchase of shares of the Company’s common stock during the first quarter of Fiscal 2005, which amounted to $7.4 million.

The Company’s investment policy permits investments in auction rate securities which have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. Investments in auction rate securities are classified as short-term investments on the Company’s consolidated balance sheets.

In the first quarter of Fiscal 2005, the Company repurchased 300,000 shares of its common stock at a cost of approximately $7.4 million under the $100.0 million securities repurchase program announced in August 2004. The Company has repurchased a total of 2,400,000 shares of its common stock at a cost of approximately $57.3 million under the August 2004 plan through the date of this filing.

The Company expects its total capital expenditure requirements in Fiscal 2005 will be approximately $175.0 to $185.0 million. The actual amount of the Company’s capital expenditures will depend in part on the number of stores opened, expanded and refurbished. The Company expects to use cash flow from operations to fund its capital expenditure requirements.

A portion of the Fiscal 2005 capital expenditures relates to costs associated with the relocation of the Company’s new headquarters in Times Square Tower in New York City, which is expected to be completed this June. As a result of this relocation, the Company adjusted the remaining lives of certain fixed assets to correlate to the expected move, the impact of which is not significant to the results of operations. In addition, the Company expects to record a one-time write-off of approximately $10.1 million for lease costs related to the existing offices at 142 West 57th Street in New York City upon cessation of their use. The related lease is scheduled to expire in September 2006.

During Fiscal 1999, the Company issued an aggregate of $199.1 million principal amount at maturity Convertible Subordinated Debentures due 2019 (the “Convertible Debentures”). In May 2004, the Company notified the holders that it would redeem these Convertible Debentures in June 2004 at $635.42 per $1,000.00 of the principal amount. The holders had the option to convert their Convertible Debentures into common stock of the Company prior to redemption, and, on June 18, 2004, all the Convertible Debentures were converted for an aggregate total of 5.4 million shares of common stock. The conversion of Convertible Debentures had no effect on diluted earnings per share.

Critical Accounting Policies

Management has determined that the Company’s most critical accounting policies are those related to merchandise inventory valuation, asset impairment, and income taxes. The Company continually monitors its accounting policies to ensure proper application. There have been no changes to these policies as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Statement Regarding Forward-Looking Disclosures

Sections of this quarterly report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. These forward-looking statements reflect the Company’s current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including the failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company’s brand awareness and marketing programs; the inability of the Company to secure and protect trademarks and other intellectual property rights in the United States and/or foreign countries; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company’s Online Stores; a significant change in the regulatory environment applicable to the Company’s business; risks associated with the possible inability of the Company, particularly through its sourcing and logistics functions, to operate within production and delivery constraints; the impact of quotas, and the elimination thereof; an increase in the rate of import duties or export quotas with respect to the Company’s merchandise; financial or political instability in any of the countries in which the Company’s goods are manufactured; the potential impact of natural disasters and health concerns relating to severe infectious diseases, particularly on manufacturing operations of the Company’s vendors; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; the inability of the Company to hire, retain and train key personnel, and other factors set forth in the Company’s filings with the SEC. The Company does not assume any obligation to publicly update or revise any forward-looking statements at any time for any reason.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s cash and cash equivalents as of April 30, 2005 has not significantly changed since January 29, 2005. Information regarding the Company’s financial instruments and market risk as of January 29, 2005 is disclosed in the Company’s 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, which included consideration of the facts and circumstances surrounding the lease accounting practices described below, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

In the first quarter of Fiscal 2005, the Company remediated a material weakness in internal control over financial reporting by correcting its method of accounting for construction allowances and free rent periods. The Company has implemented controls to ensure all future leases will be reviewed and accounted for in accordance with accounting principles generally accepted in the United States of America.

There were no other changes in the Company’s internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 15, 2005, two former managers of the Company’s California stores filed a purported class action against AnnTaylor Retail, Inc. in Los Angeles County Superior Court alleging that the Company misclassified its store managers and assistant store managers as exempt from California overtime wage and hour laws, thereby depriving them of overtime pay. On May 5, 2005, a second purported class action was filed, although not yet served, against the Company in San Francisco County Superior Court by a former manager of one of the Company’s stores in California alleging violations of California labor laws with respect to overtime pay as well as adequate meal and rest periods. These actions are similar to numerous suits filed against retailers and others with operations in California.

The class members in both actions seek recovery in an unstated dollar amount of unpaid wages, statutory penalties, attorneys’ fees and costs and injunctive relief. These actions are at a very preliminary stage and, accordingly, it is too early to evaluate the likelihood of an unfavorable outcome. The Company intends to vigorously defend these actions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
				(In thousands)

January 30, 2005 to February 26, 2005	613	$22.22	—	$50,144
February 27, 2005 to April 2, 2005	62,360	25.52	—	50,144
April 3, 2005 to April 30, 2005	300,000	24.67	300,000	42,744

	362,973	$24.81	300,000

(a)	Includes 62,973 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced Plan.
(b)	These shares were part of a $100.0 million securities repurchase plan, announced by the Company in August 2004. This plan replaced the March 2004 plan, and will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

Item 4. Submission of Matters to a Vote of Security Holders

AnnTaylor Stores Corporation’s 2005 Annual Meeting of Stockholders was held on April 28, 2005. The following matters were voted upon and approved by the Company’s stockholders at the meeting:

1. Election of Class II Directors for terms expiring in 2008, or until their respective successors are elected and qualified:

	For	Withheld
James J. Burke, Jr.	65,524,789	663,034
Dale W. Hilpert	65,098,888	1,088,935
Ronald W. Hovsepian	65,936,016	251,807
Linda A. Huett	65,933,005	254,818

	For	Against	Abstaining
2. Ratification of the engagement of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2005	65,193,122	987,770	6,931

Item 5. Other Information

The Company entered into a letter agreement (“Letter Agreement”), dated May 12, 2005, with James M. Smith, Executive Vice President, Chief Financial Officer and Treasurer of the Company. Under the terms of the Letter Agreement, Mr. Smith received an increase in his annual base salary to $381,000 and a bonus of $100,000, repayable under certain conditions. He is also entitled to severance equal to his annual base salary and continuation of certain medical benefits for one year if he is terminated by the Company other than for “cause”. A copy of the Letter Agreement is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.

In addition, effective as of May 11, 2005, Anthony Romano’s (Executive Vice President, Corporate Operations) 2005 annual base salary was increased to $525,000.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Letter Agreement dated May 12, 2005, between the Company and James M. Smith.

10.2	Summary of Compensation Payable to Non-Employee Directors. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on May 5, 2005.

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date:	May 27, 2005	By:	/s/ J. Patrick Spainhour
J. Patrick Spainhour
Chairman, Chief Executive Officer (Principal Executive Officer)

Date:	May 27, 2005	By:	/s/ James M. Smith
James M. Smith
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Letter Agreement dated May 12, 2005, between the Company and James M. Smith.

10.2	Summary of Compensation Payable to Non-Employee Directors. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on May 5, 2005.

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.