Form 10-Q
period 2005-07-30
ANNTAYLOR STORES CORP
filed 2005-08-30
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

Commission file number 1-10738

ANNTAYLOR STORES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3499319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Times Square, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 24, 2005
Common Stock, $.0068 par value	72,839,500

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Six Months Ended July 30, 2005 and July 31, 2004

(unaudited)

	Quarters Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(in thousands, except per share amounts)
Net sales	$508,684	$472,634	$985,130	$905,880
Cost of sales	267,157	222,339	500,460	402,682

Gross margin	241,527	250,295	484,670	503,198
Selling, general and administrative expenses	231,064	200,364	446,797	399,689

Operating income	10,463	49,931	37,873	103,509
Interest income	2,175	1,295	3,942	2,296
Interest expense	453	1,079	868	2,749

Income before income taxes	12,185	50,147	40,947	103,056
Income tax provision	5,046	20,060	16,837	41,223

Net income	$7,139	$30,087	$24,110	$61,833

Basic earnings per share of common stock	$0.10	$0.43	$0.34	$0.89

Diluted earnings per share of common stock	$0.10	$0.41	$0.33	$0.84

See accompanying Notes to Condensed Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

July 30, 2005 and January 29, 2005

(unaudited)

	July 30, 2005	January 29, 2005
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$252,875	$62,412
Short-term investments	—	192,400
Accounts receivable	17,679	12,573
Merchandise inventories	231,334	229,218
Prepaid expenses and other current assets	91,900	90,711

Total current assets	593,788	587,314
Property and equipment, net	479,309	434,328
Goodwill	286,579	286,579
Deferred financing costs, net	1,199	1,382
Other assets	21,876	17,735

Total assets	$1,382,751	$1,327,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$66,318	$88,340
Accrued salaries and bonus	9,044	21,617
Accrued tenancy	44,263	32,264
Gift certificates and merchandise credits redeemable	28,898	38,892
Accrued expenses	60,305	62,633

Total current liabilities	208,828	243,746

Deferred lease costs and other liabilities	187,518	156,848

Stockholders’ equity
Common stock, $.0068 par value; 120,000,000 shares authorized; 81,607,067 and 80,085,690 shares issued, respectively	555	545
Additional paid-in capital	710,695	669,128
Retained earnings	469,563	445,410
Deferred compensation on restricted stock	(15,071)	(11,746)

	1,165,742	1,103,337
Treasury stock, 8,814,912 and 9,453,242 shares respectively, at cost	(179,337)	(176,593)

Total stockholders’ equity	986,405	926,744

Total liabilities and stockholders’ equity	$1,382,751	$1,327,338

See accompanying Notes to Condensed Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 30, 2005 and July 31, 2004

(unaudited)

	Six Months Ended
	July 30, 2005	July 31, 2004
	(in thousands)
Operating activities:
Net income	$24,110	$61,833
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	4,489	3,949
Deferred income taxes	(10,108)	1,183
Depreciation and amortization	45,624	36,801
Loss on disposal and write-down of property and equipment	512	154
Non-cash interest	183	1,676
Tax benefit from exercise of stock options	8,908	5,765
Non-cash compensation expense	471	—
Changes in assets and liabilities:
Receivables	(5,106)	(2,135)
Merchandise inventories	(2,116)	(34,219)
Prepaid expenses and other current assets	576	(6,061)
Accounts payable and accrued expenses	(26,838)	27,643
Other non-current assets and liabilities, net	34,871	10,083

Net cash provided by operating activities	75,576	106,672

Investing activities:
Purchases of available-for-sale-securities	(20,600)	(241,100)
Sale of available-for-sale securities	213,000	249,175
Purchases of property and equipment	(99,196)	(55,514)

Net cash provided by (used in) investing activities	93,204	(47,439)

Financing activities:
Issuance of common stock pursuant to associate discount stock purchase plan	1,623	1,527
Proceeds from exercise of stock options	38,666	18,312
Payment of financing costs	—	(22)
Repurchases of common and restricted stock	(18,606)	(60,869)

Net cash provided by (used in) financing activities	21,683	(41,052)

Net increase in cash	190,463	18,181
Cash and cash equivalents, beginning of period	62,412	26,559

Cash and cash equivalents, end of period	$252,875	$44,740

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Six Months Ended July 30, 2005 and July 31, 2004

(unaudited)

	Six Months Ended
	July 30, 2005	July 31, 2004
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$585	$1,090

Income taxes	$9,142	$28,630

Conversion of long-term debt:
Conversion of Convertible Debentures into common stock, net of unamortized deferred financing costs	$—	$123,484

Change in accrual for purchases of property and equipment	$(8,080)	$(2,468)

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

During the period ended July 30, 2005, the Company determined that acquisitions of property and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property and equipment, should not have been reported in the statements of cash flows. The Company’s financial statements for the six months ended July 31, 2004 have been revised to reflect an increase in cash flows from operating activities with a corresponding decrease in cash flows from investing activities of $2.5 million. Purchases of property and equipment acquired on account have now been presented as supplemental disclosure of non-cash items. This revision has no effect on net income or the amount of cash and cash equivalents reported.

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

	Quarters Ended
	July 30, 2005			July 31, 2004
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Earnings per Share
Income available to common stockholders	$7,139	71,907	$0.10	$30,087	70,358	$0.43

Effect of Dilutive Securities
Stock options and restricted stock	—	601		—	1,570
Convertible Debentures	—	—		381	2,794

Diluted Earnings per Share
Income available to common stockholders	$7,139	72,508	$0.10	$30,468	74,722	$0.41

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2. Earnings Per Share (continued)

	Six Months Ended
	July 30, 2005			July 31, 2004
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Earnings per Share
Income available to common stockholders	$24,110	71,454	$0.34	$61,833	69,168	$0.89

Effect of Dilutive Securities
Stock options and restricted stock	—	564		—	1,609
Convertible Debentures	—	—		1,113	4,102

Diluted Earnings per Share
Income available to common stockholders	$24,110	72,018	$0.33	$62,946	74,879	$0.84

Options to purchase 2,587,100 and 2,685,600 shares of common stock during the quarter and six months ended July 30, 2005, respectively, and 1,348,925 and 1,301,525 shares of common stock during the quarter and six months ended July 31, 2004, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share, due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods.

3. Share-based Payments

The Company accounts for stock-based awards and employees’ purchase rights under the Associate Discount Stock Purchase Plan using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards granted at fair market value and employees’ purchase rights under the Associate Discount Stock Purchase Plan. Had compensation costs of option awards and employees’ purchase rights been determined under a fair value alternative method as stated in SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company would have been required to prepare a fair value model for such options and employees’ purchase rights, and record such amount in the condensed consolidated financial statements as compensation expense. Pro forma stock-based employee compensation costs, net income and earnings per share, as they would have been recognized if the fair value method had been applied to all awards, are presented in the table below. The Company is currently evaluating the provisions of SFAS No. 123R, “Share-Based Payment”, and plans to adopt its provisions in Fiscal 2006.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3. Share-based Payments (continued)

	Quarters Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(dollars in thousands, except per share data)
Net income:
As reported	$7,139	$30,087	$24,110	$61,833
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1,538	1,340	2,920	2,369
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,061)	(2,117)	(5,596)	(4,548)

Pro forma	$6,616	$29,310	$21,434	$59,654

Basic earnings per share:
As reported	$0.10	$0.43	$0.34	$0.89

Pro forma	$0.09	$0.42	$0.30	$0.86

Diluted earnings per share:
As reported	$0.10	$0.41	$0.33	$0.84

Pro forma	$0.09	$0.40	$0.30	$0.81

The estimated fair value of each option grant is calculated using the Black-Scholes option-pricing model, with the following weighted average assumptions:
	Quarters Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(dollars in thousands, except per share data)
Expected volatility	28.6%	29.6%	28.9%	34.3%
Risk-free interest rate	3.0%	1.0%	2.6%	1.0%
Expected life (years)	4.0	4.0	4.0	4.0
Dividend yield	—	—	—	—

4. Long-Term Debt

During Fiscal 1999, the Company issued an aggregate of $199.1 million principal amount at maturity Convertible Subordinated Debentures due 2019 (the “Convertible Debentures”). In May 2004, the Company notified the holders that it would redeem these Convertible Debentures in June 2004. The holders had the option to convert their Convertible Debentures into common stock of the Company prior to redemption, and, on June 18, 2004, all the Convertible Debentures were converted for an aggregate total of 5.4 million shares of common stock. The conversion of Convertible Debentures had no effect on diluted earnings per share.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Long-Term Debt (continued)

In November 2003, Ann Taylor and certain of its subsidiaries entered into a Second Amended and Restated $175.0 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility, which, at the Company’s option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250.0 million, matures on November 14, 2008 and is used by Ann Taylor and certain of its subsidiaries for letters of credit and other general corporate purposes. There were no borrowings under the Credit Facility at any point during the first six months of Fiscal 2005 or as of the date of this filing.

The Credit Facility permits the payment of cash dividends by the Company (and dividends by certain of its subsidiaries to fund such cash dividends) if, after the payment of such dividends, liquidity (as defined in the Credit Facility) is greater than $35.0 million. Certain subsidiaries of the Company are also permitted to: pay dividends to the Company to fund certain taxes owed by the Company; fund ordinary operating expenses of the Company not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year; and utilize the funds for certain other stated purposes.

5. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not believe it will have any impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS 123R also amends SFAS 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as operating cash flows. Excess tax benefits, as defined by SFAS 123R, will be recognized as an addition to paid-in capital. SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. In April 2005, the SEC amended the compliance dates for SFAS No. 123R from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123R and plans to adopt its provisions in Fiscal 2006. The Company will continue to account for share-based compensation using the intrinsic value method set forth in APB No. 25 until adoption of SFAS No. 123R.

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 will have a material effect on its financial condition, results of operations or cash flows.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5. Recent Accounting Pronouncements (continued)

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN No. 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the provisions of Fin No. 47 and does not believe it will have a material effect on its financial position, results of operations or cash flows.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6. Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(in thousands)
Service cost	$1,193	$1,051	$2,386	$2,103
Interest cost	421	298	842	595
Prior service and interest cost	57	—	113	—
Expected return on plan assets	(478)	(375)	(956)	(750)
Amortization of prior service cost	19	2	38	4
Amortization of net loss	376	164	752	328

Net periodic pension cost	$1,588	$1,140	$3,175	$2,280

While no contributions to the Company’s pension plan are required in Fiscal 2005, as the fair value of plan assets has been greater than the funding obligation, the Company made a contribution of $5.0 million to the plan during the second quarter. The Company will consider future contributions to the plan during the remainder of Fiscal 2005.

7. Securities Repurchase Programs

During the first six months of Fiscal 2005, the Company repurchased 675,000 shares of its common stock at a cost of approximately $16.7 million under the $100.0 million securities repurchase program announced in August 2004. The Company has repurchased a total of 2,775,000 shares of its common stock at a cost of approximately $66.6 million under the August 2004 plan through the date of this filing. On August 18, 2005, the Company’s Board of Directors approved a new $100 million securities repurchase program which replaced the August 2004 program. Under the new program, purchases of shares of the Company’s Common Stock will be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions.

8. Other

The Company relocated its corporate headquarters to Times Square Tower in New York City from its former 142 West 57th Street location. As a result of the relocation, the Company recorded a one-time write-off of approximately $9.5 million for lease costs related to the former location. The lease for 142 West 57th Street terminates in September 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

The Company reported an increase in total net sales of 7.6% for the second quarter of Fiscal 2005, with Ann Taylor down 4.3% and Ann Taylor Loft up 17.7% compared to the same period in Fiscal 2004. For the first six months of Fiscal 2005, total net sales were up 8.7% from the same period last year, with Ann Taylor down 3.9% and Ann Taylor Loft up 19.0%. Total comparable store sales for the second quarter of Fiscal 2005 were down 3.9%, with Ann Taylor down 6.1% and Ann Taylor Loft down 3.2%. Comparable store sales for the six month period ended July 30, 2005 were down 3.5%, with Ann Taylor down 5.5% and Ann Taylor Loft down 2.4%. The decrease in comparable store sales for both periods was primarily due to client dissatisfaction with certain of the Company’s product offerings.

The retail environment remains very competitive. The Company plans to continue its planned store openings using cash flow from operations. Management’s plan for future growth is based on offering clients updated classic merchandise at convenient, accessible, brand-appropriate locations. The Company’s ability to achieve this objective will be dependent on factors such as those outlined in the “Statement Regarding Forward-Looking Disclosures”.

The Company will continue to focus on inventory management and reducing selling, general and administrative costs. Total inventory levels at the end of the second quarter of Fiscal 2005 decreased approximately 3% on a per square foot basis compared to last year. Selling, general and administrative expenses as a percentage of net sales for the first six months of Fiscal 2005 increased 1.3% over the same period last year.

Results of Operations

The following table sets forth condensed consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.5	47.0	50.8	44.5

Gross margin	47.5	53.0	49.2	55.5
Selling, general and administrative expenses	45.4	42.4	45.4	44.1

Operating income	2.1	10.6	3.8	11.4
Interest income	0.4	0.3	0.4	0.3
Interest expense	0.1	0.2	0.1	0.3

Income before income taxes	2.4	10.7	4.1	11.4
Income tax provision	1.0	4.3	1.7	4.6

Net income	1.4%	6.4%	2.4%	6.8%

The following table sets forth condensed consolidated income statement data expressed as a percentage increase (decrease) from the comparable prior year period:

	Quarters Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	increase (decrease)
Net sales	7.6%	21.1%	8.7%	22.0%
Operating income	(79.0)%	40.5%	(63.4)%	56.8%
Net income	(76.3)%	43.5%	(61.0)%	58.8%

Sales

The following table sets forth certain sales and store data:

	Quarters Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales (in thousands)
Total Company (a)	$508,684	$472,634	$985,130	$905,880
Ann Taylor	212,227	221,661	417,965	435,085
Ann Taylor Loft	245,389	208,541	468,793	393,928

Comparable stores sales percentage
Increase (decrease) (b)
Total Company	(3.9)%	7.0%	(3.5)%	9.3%
Ann Taylor	(6.1)%	0.8%	(5.5)%	2.4%
Ann Taylor Loft	(3.2)%	18.1%	(2.4)%	21.2%

Number of Stores
Open at beginning of period	756	667	738	648
New stores	26	21	46	40
Expanded stores	1	1	2	1
Closed stores	—	1	2	1
Open at end of period	782	687	782	687

Total square footage at end of period (in thousands) (c)	4,484	3,893

(a)	Total Company sales includes sales at Ann Taylor, Ann Taylor Loft and Ann Taylor Factory stores, as well as internet sales.
(b)	Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.
(c)	Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased $36.0 million or 7.6% in the second quarter of Fiscal 2005 over the comparable 2004 period due to the opening of 6 Ann Taylor stores, 77 Ann Taylor Loft stores and 12 Ann Taylor Factory stores since the second quarter of Fiscal 2004. By division, Ann Taylor’s net sales decreased $9.5 million or 4.3%, while Ann Taylor Loft experienced an increase of $36.8 million or 17.6%. The Company’s net sales increased $79.3 million or 8.7% in the first six months of Fiscal 2005 over the comparable 2004 period. For the six month period, Ann Taylor’s net sales decreased $17.1 million or 3.9%, while Ann Taylor Loft’s net sales increased $74.9 million or 19.0%.

Cost of Sales

Cost of sales is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third party suppliers to the Company’s distribution center. Buying and occupancy costs are excluded from cost of sales. Cost of sales as a percentage of net sales increased to 52.5% in the second quarter of Fiscal 2005 from 47.0% in the second quarter of Fiscal 2004. For the six months ended July 30, 2005, cost of sales as a percentage of net sales increased to 50.8% compared to 44.5% for the same period last year.

Gross Margin

Gross margin as a percentage of net sales decreased to 47.5% in the second quarter of Fiscal 2005 from 53.0% in the second quarter of Fiscal 2004. For the six months ended July 30, 2005, gross margin as a percentage of net sales decreased to 49.2% compared to 55.5% for the same period last year. The decrease in gross margin as a percentage of net sales is primarily due to lower full-price sales at Ann Taylor LOFT and lower margins achieved on non full-price sales at both divisions, largely due to an increase in promotional activity at both divisions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased in the second quarter of Fiscal 2005 to 45.4% from 42.4% in the comparable 2004 period. Selling, general and administrative expenses as a percentage of net sales increased to 45.4% for the first six months of Fiscal 2005 compared to 44.1% for the same period last year. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to the one-time charge related to the relocation of the Company’s corporate headquarters combined with an overall deleveraging of expenses due to the decrease in comparable store sales, partially offset by a decrease in the provision for management performance bonus.

Interest Income

Interest income increased 0.1% in the second quarter of Fiscal 2005 to $2.2 million from $1.3 million in the comparable 2004 period. The increase was primarily attributable to higher interest rates during the second quarter of Fiscal 2005 as compared to the second quarter of Fiscal 2004. Interest income as a percentage of net sales increased to 0.4% for the first six months of Fiscal 2005 compared to 0.3% for the same period last year.

Interest Expense

Interest expense decreased $0.6 million in the second quarter of Fiscal 2005 to $0.5 million from $1.1 million in the comparable 2004 period. This decrease was primarily due to the conversion of the outstanding Convertible Debentures in the second quarter of Fiscal 2004, as discussed more fully below in “Liquidity and Capital Resources”. Interest expense as a percentage of net sales decreased to 0.1% for the first six months of Fiscal 2005 compared to 0.3% for the same period last year.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company’s liquidity:

	July 30, 2005	January 29, 2005
	(dollars in thousands)
Working capital	$384,960	$343,568
Current ratio	2.84:1	2.41:1

For the first six months of Fiscal 2005, net cash provided by operating activities totaled approximately $75.6 million, as compared to approximately $106.7 million for the first six months of Fiscal 2004. Net cash provided by operating activities during the first six months of Fiscal 2005 primarily resulted from net earnings before non-cash expenses such as depreciation and amortization and an increase in non-current liabilities, partially offset by a decrease in accounts payable and accrued expenses. Cash provided by investing activities during the first six months of Fiscal 2005 amounted to approximately $93.2 million due to the sale of available-for-sale securities, offset by capital expenditures for the opening of new stores and a new corporate office facility. Cash provided by financing activities amounted to approximately $21.7 million, and related primarily to the proceeds from the exercise of stock options, partially offset by the repurchase of shares of the Company’s common stock.

The Company’s investment policy permits investments in auction rate securities which have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. Investments in auction rate securities are classified as short-term investments on the Company’s condensed consolidated balance sheets, as they are available to fund current operations.

During the first six months of Fiscal 2005, the Company repurchased 675,000 shares of its common stock at a cost of approximately $16.7 million under the $100.0 million securities repurchase program announced on August of 2004. The Company has repurchased a total of 2,775,000 shares of its common stock at a cost of approximately $66.6 million under the August 2004 plan through the date of this filing. On August 18, 2005, the Company’s Board of Directors approved a new $100 million securities repurchase program which replaced the August 2004 program.

The Company expects its total capital expenditure requirements in Fiscal 2005 will be approximately $175.0 to $185.0 million. The actual amount of the Company’s capital expenditures will depend in part on the number of stores opened, expanded and refurbished. The Company expects to use cash flow from operations to fund its capital expenditure requirements.

A portion of the Company’s Fiscal 2005 capital expenditures relates to costs associated with the June 2005 relocation of its corporate headquarters to Times Square Tower in New York City. As a result of this relocation, the Company adjusted the remaining lives of certain fixed assets to correlate to the expected move, the impact of which was not significant to the results of operations. In addition, the Company recorded a one-time write-off of approximately $9.5 million for lease costs related to the former offices at 142 West 57th Street in New York City. The related lease is scheduled to expire in September 2006.

During Fiscal 1999, the Company issued an aggregate of $199.1 million principal amount at maturity Convertible Subordinated Debentures due 2019 (the “Convertible Debentures”). In May 2004, the Company notified the holders that it would redeem these Convertible Debentures in June 2004. The holders had the option to convert their Convertible Debentures into common stock of the Company prior to redemption, and, on June 18, 2004, all the Convertible Debentures were converted for an aggregate total of 5.4 million shares of common stock. The conversion of Convertible Debentures had no effect on diluted earnings per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s cash and cash equivalents as of July 30, 2005 has not significantly changed since January 29, 2005. Information regarding the Company’s financial instruments and market risk as of January 29, 2005 is disclosed in the Company’s 2004 Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following is an update relating to the purported class action litigation in California involving the Company as previously disclosed under Item 1 of Part II of the Company’s Form 10-Q for the quarter ended April 30, 2005.

The second purported class action which, as previously reported, had been filed in San Francisco County Superior Court on May 5, 2005, was served against the Company on June 15, 2005. The Company and plaintiff’s counsel in this second action have agreed to take the steps necessary to seek approval by the Los Angeles Superior Court to consolidate this suit with the first purported class action filed in such court on February 15, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
				(in thousands)
May 1, 2005 to May 28, 2005	10,683	$24.96	—	$42,744
May 29, 2005 to July 2, 2005	375,538	24.86	375,000	33,422
July 3, 2005 to July 30, 2005	—	—	—	33,422

	386,221	$24.86	375,000

(a)	Includes 11,221 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced Plan.
(b)	These shares were part of a $100.0 million securities repurchase plan, announced by the Company in August 2004. On August 18, 2005, the Company’s Board of Directors approved a new $100,000,000 securities repurchase plan. This plan replaced the August 2004 plan and will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
3.1	Bylaws of AnnTaylor Stores Corporation, as amended through August 18, 2005. Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K of the Company filed on August 24, 2005.

10.1	Deferred Compensation Plan of AnnTaylor Stores Corporation, as amended through August 18, 2005. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on August 24, 2005.

10.2	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Company filed on August 24, 2005.

10.3	Trademark Licence Agreement, dated August 2, 2005, between Ann Taylor and Guangzhou Pan Yu San Yuet Fashion Manufactory Ltd. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on August 8, 2005.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: August 29, 2005	By:	/s/ J. Patrick Spainhour
J. Patrick Spainhour
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2005	By:	/s/ James M. Smith
James M. Smith
Executive Vice President,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Bylaws of AnnTaylor Stores Corporation, as amended through August 18, 2005. Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K of the Company filed on August 24, 2005.

10.1	Deferred Compensation Plan of AnnTaylor Stores Corporation, as amended through August 18, 2005. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on August 24, 2005.

10.2	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Company filed on August 24, 2005.

10.3	Trademark Licence Agreement, dated August 2, 2005, between Ann Taylor and Guangzhou Pan Yu San Yuet Fashion Manufactory Ltd. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on August 8, 2005.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.