Form 10-Q
period 2005-10-29
ANNTAYLOR STORES CORP
filed 2005-12-01
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 28, 2005
Common Stock, $.0068 par value	72,696,797

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Nine Months Ended October 29, 2005 and October 30, 2004

(unaudited)

	Quarters Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
	(in thousands, except per share amounts)
Net sales	$513,976	$460,365	$1,499,106	$1,366,245
Cost of sales	235,344	225,359	735,804	628,041

Gross margin	278,632	235,006	763,302	738,204
Selling, general and administrative expenses	228,653	212,034	675,450	611,723

Operating income	49,979	22,972	87,852	126,481
Interest income	2,150	1,290	6,092	3,586
Interest expense	560	464	1,428	3,213

Income before income taxes	51,569	23,798	92,516	126,854
Income tax provision	21,223	9,886	38,060	51,109

Net income	$30,346	$13,912	$54,456	$75,745

Basic earnings per share of common stock	$0.42	$0.20	$0.76	$1.09

Weighted average shares outstanding	71,674	70,354	71,527	69,564
Diluted earnings per share of common stock	$0.42	$0.19	$0.76	$1.04

Weighted average shares outstanding, assuming dilution	72,270	71,556	72,078	73,738

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

October 29, 2005 and January 29, 2005

(unaudited)

	October 29, 2005	January 29, 2005
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$276,525	$62,412
Short-term investments	—	192,400
Accounts receivable	22,071	12,573
Merchandise inventories	272,710	229,218
Prepaid expenses and other current assets	77,938	90,711

Total current assets	649,244	587,314
Property and equipment, net	518,318	434,328
Goodwill	286,579	286,579
Deferred financing costs, net	1,108	1,382
Other assets	20,558	17,735

Total assets	$1,475,807	$1,327,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$97,415	$88,340
Accrued salaries and bonus	9,664	21,617
Accrued tenancy	45,993	32,264
Gift certificates and merchandise credits redeemable	27,346	38,892
Accrued expenses	88,071	62,633

Total current liabilities	268,489	243,746

Deferred lease costs and other liabilities	202,760	156,848

Stockholders’ equity
Common stock, $.0068 par value; 120,000,000 shares authorized; 81,666,166 and 80,085,690 shares issued, respectively	555	545
Additional paid-in capital	714,267	669,128
Retained earnings	499,908	445,410
Deferred compensation on restricted stock	(15,312)	(11,746)

	1,199,418	1,103,337

Treasury stock, 9,363,207 and 9,453,242 shares respectively, at cost	(194,860)	(176,593)

Total stockholders’ equity	1,004,558	926,744

Total liabilities and stockholders’ equity	$1,475,807	$1,327,338

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended October 29, 2005 and October 30, 2004

(unaudited)

	Nine Months Ended
	October 29, 2005	October 30, 2004
	(in thousands)
Operating activities:
Net income	$54,456	$75,745
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	7,908	6,287
Deferred income taxes	(14,241)	333
Depreciation and amortization	68,883	56,527
Loss on disposal and write-down of property and equipment	2,830	845
Non-cash interest	274	1,767
Tax benefit from exercise of stock options	9,134	6,330
Non-cash compensation expense	480	—
Changes in assets and liabilities:
Accounts receivable	(9,519)	(7,731)
Merchandise inventories	(43,493)	(115,932)
Prepaid expenses and other current assets	18,956	(18,489)
Accounts payable and accrued expenses	24,013	17,160
Other non-current assets and liabilities, net	51,146	25,859

Net cash provided by operating activities	170,827	48,701

Investing activities:
Purchases of available-for-sale securities	(20,600)	(278,800)
Sales of available-for-sale securities	213,000	459,075
Purchases of property and equipment	(154,973)	(98,754)

Net cash provided by investing activities	37,427	81,521

Financing activities:
Issuance of common stock pursuant to associate discount stock purchase plan	2,332	2,239
Proceeds from exercise of stock options	40,043	20,365
Payment of financing costs	—	(22)
Repurchases of common and restricted stock	(36,516)	(120,833)

Net cash provided (used) by financing activities	5,859	(98,251)

Net increase in cash	214,113	31,971
Cash and cash equivalents, beginning of period	62,412	26,559

Cash and cash equivalents, end of period	$276,525	$58,530

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Nine Months Ended October 29, 2005 and October 30, 2004

(unaudited)

	Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$926	$1,417

Income taxes	$10,615	$55,944

Conversion of long-term debt:
Conversion of Convertible Debentures into common stock, net of unamortized deferred financing costs	$—	$123,484

Change in accrual for purchases of property and equipment	$729	$3,612

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

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

The results of operations for the 2005 interim periods shown in this Report are not necessarily indicative of results to be expected for the fiscal year.

The January 29, 2005 Condensed Consolidated Balance Sheet amounts have been derived from the audited Consolidated Balance Sheet of AnnTaylor Stores Corporation (the “Company”).

The Company has determined that acquisitions of property and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property and equipment, should not have been reported in the statements of cash flows. The Company’s financial statements for the nine months ended October 30, 2004 have been revised to reflect an increase in cash flows from operating activities with a corresponding decrease in cash flows from investing activities of $3.6 million. Purchases of property and equipment acquired on account have now been presented as supplemental disclosure of non-cash items. This revision has no effect on net income or the amount of cash and cash equivalents reported.

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

	Quarters Ended
	October 29, 2005			October 30, 2004
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Earnings per Share
Income available to common stockholders	$30,346	71,674	$0.42	$13,912	70,354	$0.20

Effect of Dilutive Securities
Stock options and restricted stock	—	596		—	1,202

Diluted Earnings per Share
Income available to common stockholders	$30,346	72,270	$0.42	$13,912	71,556	$0.19

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2. Earnings Per Share (continued)

	Nine Months Ended
	October 29, 2005			October 30, 2004
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Earnings per Share
Income available to common stockholders	$54,456	71,527	$0.76	$75,745	69,564	$1.09

Effect of Dilutive Securities
Stock options and restricted stock	—	551		—	1,440
Convertible Debentures	—	—		1,113	2,734

Diluted Earnings per Share
Income available to common stockholders	$54,456	72,078	$0.76	$76,858	73,738	$1.04

Options to purchase 1,622,862 and 2,801,762 shares of common stock during the quarter and nine months ended October 29, 2005, respectively, and 1,775,925 and 1,487,800 shares of common stock during the quarter and nine months ended October 30, 2004, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share, due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods.

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3. Share-based Payments (continued)

	Quarters Ended		Nine months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
	(dollars in thousands, except per share data)
Net income:
As reported	$30,346	$13,912	$54,456	$75,745
Add: Stock-based employee compensation expense included in net income, net of related tax effects	2,016	1,368	4,937	3,753
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,561)	(2,111)	(8,156)	(6,680)

Pro forma	$29,801	$13,169	$51,237	$72,818

Basic earnings per share:
As reported	$0.42	$0.20	$0.76	$1.09

Pro forma	$0.42	$0.19	$0.72	$1.05

Diluted earnings per share:
As reported	$0.42	$0.19	$0.76	$1.04

Pro forma	$0.41	$0.18	$0.71	$1.00

The estimated fair value of each option grant is calculated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Quarters Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Expected volatility	32.1%	30.7%	38.5%	34.1%
Risk-free interest rate	3.8%	1.6%	2.8%	1.0%
Expected life (years)	4.0	4.0	4.0	4.0
Dividend yield	—	—	—	—

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Long-Term Debt (continued)

In November 2003, Ann Taylor and certain of its subsidiaries entered into a Second Amended and Restated $175.0 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility, which, at the Company’s option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250.0 million, matures on November 14, 2008 and is used by Ann Taylor and certain of its subsidiaries for letters of credit and other general corporate purposes. There were no borrowings under the Credit Facility at any point during the first nine months of Fiscal 2005 or as of the date of this filing.

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

6. Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
	(in thousands)
Service cost	$1,193	$1,051	$3,579	$3,154
Interest cost	421	298	1,263	893
Prior service and interest cost	57	—	170	—
Expected return on plan assets	(478)	(375)	(1,434)	(1,125)
Amortization of prior service cost	19	2	57	6
Amortization of net loss	376	164	1,128	492

Net periodic pension cost	$1,588	$1,140	$4,763	$3,420

While no contributions to the Company’s pension plan are required in Fiscal 2005, as the fair value of plan assets has been greater than the funding obligation, the Company made a contribution of $5.0 million to the plan during the second quarter. The Company will consider future contributions to the plan during the remainder of Fiscal 2005.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Securities Repurchase Programs

On August 18, 2005, the Company’s Board of Directors approved a new $100 million securities repurchase program which replaced the $100.0 million securities repurchase program approved by the Company’s Board of Directors in August 2004. Under the new program, purchases of shares of the Company’s Common Stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. During the first nine months of Fiscal 2005, the Company repurchased 1,375,000 shares of its common stock at a cost of approximately $34.4 million, of which 700,000 shares, or approximately $17.6 million, were repurchased under the August 2005 plan.

8. Income taxes

	Quarters Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
	(in thousands)
Income Taxes	$21,223	$9,886	$38,060	$51,109
Effective tax rate	41.2%	41.5%	41.1%	40.3%

The increase in the effective tax rate during the first nine months of Fiscal 2005 compared to the first nine months of Fiscal 2004 was primarily due to higher state taxes and the non-deductibility of certain executive compensation.

9. Legal Proceedings

On February 15, 2005, two former managers of the Company’s California stores filed a purported class action against AnnTaylor Retail, Inc. in Los Angeles County Superior Court alleging that the Company misclassified its store managers and assistant store managers as exempt from California overtime wage and hour laws, thereby depriving them of overtime pay. On May 5, 2005, a second purported class action was filed against the Company in San Francisco County Superior Court by a former manager of one of the Company’s stores in California alleging violations of California labor laws with respect to overtime pay as well as adequate meal and rest periods. The action filed in San Francisco County Superior Court was transferred to Los Angeles Superior Court to be coordinated with the earlier action filed in that court.

The putative class members in the coordinated actions seek recovery in an unstated dollar amount of unpaid wages and other relief, including waiting time penalties. These actions are at a preliminary stage and, accordingly, it is too early to evaluate the outcome. The Company intends to vigorously defend these actions. A non-binding mediation is scheduled to take place in early December 2005.

On October 3, 2005, a former employee of one of the Company’s California stores brought a purported class action lawsuit against the Company and AnnTaylor Retail, Inc. in Santa Clara County Superior Court alleging that the Company denies its California employees earned vacation pay through its allegedly unlawful policies related to the accrual, use and forfeiture of vacation, personal days and holidays. The putative class members seek recovery in an unstated dollar amount of unpaid vacation wages and other relief, including waiting time penalties. This action is at a very preliminary stage and, accordingly, it is too early to evaluate the outcome. The Company intends to vigorously defend this action.

10. Other

In June 2005, the Company relocated its corporate headquarters to 7 Times Square in New York City from its former 142 West 57th Street location. As a result of the relocation, the Company recorded a one-time write-off of approximately $9.5 million for lease costs related to the former location. The lease for 142 West 57th Street terminates in September 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

AnnTaylor Stores Corporation (the “Company”), through its wholly owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “Ann Taylor Loft” and “Ann Taylor Factory” brands. Ann Taylor Stores offer polished, sophisticated, updated classic styles while Ann Taylor Loft stores focus on relaxed, fashionable styles at a great value. Ann Taylor Factory stores are primarily found in outlet malls and offer a mix of factory-direct and clearance product. As of October 29, 2005, the Company operated 820 stores in 46 states, the District of Columbia and Puerto Rico, and also Online Stores at www.anntaylor.com and www.anntaylorLOFT.com. Unless the context indicates otherwise, all references herein to the Company include the Company and its wholly owned subsidiaries.

Management Overview

The Company achieved a significant improvement in both sales and earnings in the third quarter ended October 29, 2005. Both sales and gross margin improved as a result of improved merchandise, particularly at the Ann Taylor division, as well as better inventory management. The Ann Taylor client continued to respond positively to new product offerings, as well as the division’s renewed wardrobing focus. Ann Taylor Loft was negatively affected by sluggish sales of cold weather product during the quarter.

As a result of increased sales, improved gross margin and lower expenses as a percent of sales, operating profit increased to 9.7% of net sales in the third quarter of Fiscal 2005 compared to 4.9% of net sales in the third quarter of Fiscal 2004. Fiscal 2005 third quarter net income rose 118% to $30.3 million, or $0.42 per diluted share, from $13.9 million, or $0.19 per diluted share, for the third quarter of Fiscal 2004.

The Company remains clearly focused on restoring financial performance at Ann Taylor and restoring momentum at Ann Taylor Loft. As the Company moves forward, its emphasis on satisfying client fashion preferences, as well as continued focus on inventory management, ongoing efforts to leverage selling, general and administrative costs and measured store growth are each critical in enabling the Company to achieve its growth objectives.

Management has renewed its focus on the iconic client at each division to drive better product and marketing decisions, and plans to grow net sales by opening new stores as well as increasing comparable store sales through continued investments in the Ann Taylor and Ann Taylor Loft brands. The Company plans to continue its planned store openings using cash flow from operations. The Company’s ability to achieve its objectives will be dependent on factors such as those outlined in the “Statement Regarding Forward-Looking Disclosures”.

Results of Operations

The following table sets forth condensed consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.8	49.0	49.1	46.0

Gross margin	54.2	51.0	50.9	54.0
Selling, general and administrative expenses	44.5	46.1	45.1	44.8

Operating income	9.7	4.9	5.8	9.2
Interest income	0.4	0.3	0.4	0.2
Interest expense	0.1	0.1	0.1	0.2

Income before income taxes	10.0	5.1	6.1	9.2
Income tax provision	4.1	2.1	2.5	3.7

Net income	5.9%	3.0%	3.6%	5.5%

The following table sets forth condensed consolidated income statement data expressed as a percentage increase (decrease) from the comparable prior year period:

	Quarters Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
	Increase (decrease)
Net sales	11.6%	16.0%	9.7%	19.9%
Operating income	117.6%	(54.9)%	(30.5)%	8.1%
Net income	118.1%	(53.7)%	(28.1)%	9.8%

Sales and Store Data

The following table sets forth certain sales and store data:

	Quarters Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Net sales (in thousands)
Total Company (a)	$513,976	$460,365	$1,499,106	$1,366,245
Ann Taylor	210,027	199,615	627,992	634,700
Ann Taylor Loft	251,867	215,447	720,660	609,375

Comparable stores sales percentage increase (decrease) (b)
Total Company	0.2%	1.4%	(2.3)%	6.6%
Ann Taylor	3.7%	(4.2)%	(2.6)%	0.2%
Ann Taylor Loft	(2.5)%	9.2%	(2.4)%	16.7%

Number of Stores
Open at beginning of period	782	687	738	648
New stores	40	41	86	81
Expanded stores	6	1	8	2
Closed stores	2	1	4	2
Open at end of period	820	727	820	727

Total square footage at end of period (in thousands) (c)	4,739	4,125

(a)	Total Company sales includes sales at Ann Taylor, Ann Taylor Loft and Ann Taylor Factory stores, as well as internet sales.
(b)	Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not also open during the same month of the prior period. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.
(c)	Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased $53.6 million or 11.6% in the third quarter of Fiscal 2005 over the comparable 2004 period due to the opening of 6 Ann Taylor stores, 74 Ann Taylor Loft stores and 13 Ann Taylor Factory stores since the third quarter of Fiscal 2004. By division, Ann Taylor’s net sales increased $10.4 million or 5.2%, while Ann Taylor Loft experienced an increase of $36.4 million or 16.9%. The increase in sales was primarily due to higher comparable store sales at Ann Taylor and the opening of new stores. The Company’s net sales increased $132.9 million or 9.7% in the first nine months of Fiscal 2005 over the comparable 2004 period.

Cost of Sales

Cost of sales is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third party suppliers to the Company’s distribution center. Buying and occupancy costs are excluded from cost of sales. Cost of sales as a percentage of net sales decreased to 45.8% in the third quarter of Fiscal 2005 from 49.0% in the third quarter of Fiscal 2004. For the nine months ended October 29, 2005, cost of sales as a percentage of net sales increased to 49.1% compared to 46.0% for the same period last year.

Gross Margin

Gross margin as a percentage of net sales increased to 54.2% in the third quarter of Fiscal 2005 from 51.0% in the third quarter of Fiscal 2004. The increase in gross margin as a percentage of net sales was primarily due to higher full-price sales and less promotional sales activity at Ann Taylor, partially offset by lower full-price sales and lower margin rates achieved on non full-price sales at Ann Taylor Loft. For the nine months ended October 29, 2005, gross margin as a percentage of net sales decreased to 50.9% compared to 54.0% for the same period last year. The decrease in gross margin as a percentage of net sales was primarily due to lower full-price sales at Ann Taylor Loft in the third quarter and lower margins achieved on both full-price and non full-price sales at both divisions, primarily during the first six months of Fiscal 2005.

Selling, General and Administrative Expenses

Costs included in selling, general and administrative expenses include advertising, tenancy, payroll and benefits, certain product design costs and general and administrative expenses. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to lower marketing costs, which were higher last year due to the Company’s 50th anniversary advertising campaign. Selling, general and administrative expenses as a percentage of net sales increased to 45.1% for the first nine months of Fiscal 2005 compared to 44.8% for the same period last year.

Interest Income

Interest income as a percentage of net sales increased to 0.4% in the third quarter of Fiscal 2005 to $2.2 million from $1.3 million in the comparable 2004 period. The increase was primarily attributable to an approximate 200 basis point increase in interest rates as compared to the third quarter of Fiscal 2004. Interest income as a percentage of net sales increased to 0.4% for the first nine months of Fiscal 2005 compared to 0.2% for the same period last year.

Interest Expense

Interest expense increased $0.1 million in the third quarter of Fiscal 2005 to $0.6 million from $0.5 million in the comparable 2004 period. Interest expense as a percentage of net sales decreased to 0.1% for the first nine months of Fiscal 2005 compared to 0.2% for the same period last year. This decrease was primarily due to the conversion of the outstanding Convertible Debentures in the second quarter of Fiscal 2004, as discussed more fully below in “Liquidity and Capital Resources”.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company’s liquidity:

	October 29, 2005	January 29, 2005
	(dollars in thousands)
Working capital	$380,755	$343,568
Current ratio	2.42:1	2.41:1

For the first nine months of Fiscal 2005, net cash provided by operating activities totaled approximately $170.8 million, as compared to approximately $48.7 million for the first nine months of Fiscal 2004. Net cash provided by operating activities during the first nine months of Fiscal 2005 resulted from net earnings before non-cash expenses such as depreciation and amortization and increases in accounts payable and accrued expenses, and other non-current assets and liabilities partially offset by an increase in merchandise inventories. Cash provided by investing activities during the first nine months of Fiscal 2005 amounted to approximately $37.4 million due to the sale of available-for-sale securities, offset by capital expenditures for the opening of new stores and a new corporate office facility. Cash provided by financing activities amounted to approximately $5.9 million, and related primarily to the proceeds from the exercise of stock options, partially offset by the repurchase of shares of the Company’s common stock.

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

On August 18, 2005, the Company’s Board of Directors approved a new $100 million securities repurchase program which replaced the $100.0 million securities repurchase program approved by the Company’s Board of Directors in August 2004. Under the new program, purchases of shares of the Company’s Common Stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. During the first nine months of Fiscal 2005, the Company repurchased 1,375,000 shares of its common stock at a cost of approximately $34.4 million of which 700,000 shares, or approximately $17.6 million, were repurchased under the August 2005 plan.

The Company expects its total capital expenditure requirements in Fiscal 2005 will be approximately $185.0 million. The actual amount of the Company’s capital expenditures will depend in part on the number of stores opened, expanded and refurbished. The Company expects to use cash flow from operations to fund its capital expenditure requirements.

A portion of the Company’s Fiscal 2005 capital expenditures relates to costs associated with the June 2005 relocation of its corporate headquarters to 7 Times Square in New York City. As a result of this relocation, the Company adjusted the remaining lives of certain fixed assets to correlate to the expected move, the impact of which was not significant to the results of operations. In addition, the Company recorded a one-time write-off in June 2005 of approximately $9.5 million for lease costs related to the former offices at 142 West 57th Street in New York City. The related lease is scheduled to expire in September 2006.

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

Statement Regarding Forward-Looking Disclosures

Sections of this quarterly report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. These forward-looking statements reflect the Company’s current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including the failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company’s brand awareness and marketing programs; the inability of the Company to secure and protect trademarks and other intellectual property rights in the United States and/or foreign countries; general economic conditions, including the impact of higher energy prices, or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company’s Online Stores; a significant change in the regulatory environment applicable to the Company’s business; risks associated with the possible inability of the Company, particularly through its sourcing and logistics functions, to operate within production and delivery constraints; the impact of quotas, and the elimination thereof; an increase in the rate of import duties or export quotas with respect to the Company’s merchandise; financial or political instability in any of the countries in which the Company’s goods are manufactured; the potential impact of natural disasters and health concerns relating to severe infectious diseases, particularly on manufacturing operations of the Company’s vendors; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; the inability of the Company to hire, retain and train key personnel, and other factors set forth in the Company’s filings with the SEC. The Company does not assume any obligation to publicly update or revise any forward-looking statements at any time for any reason.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s cash and cash equivalents as of October 29, 2005 has not significantly changed since January 29, 2005. Information regarding the Company’s financial instruments and market risk as of January 29, 2005 is disclosed in the Company’s 2004 Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 3, 2005, a former employee of one of the Company’s California stores brought a purported class action lawsuit against the Company and AnnTaylor Retail, Inc. in Santa Clara County Superior Court alleging that the Company denies its California employees earned vacation pay through its allegedly unlawful policies related to the accrual, use and forfeiture of vacation, personal days and holidays. The putative class members seek recovery in an unstated dollar amount of unpaid vacation wages and other relief, including waiting time penalties. This action is at a very preliminary stage and, accordingly, it is too early to evaluate the outcome. The Company intends to vigorously defend this action.

Earlier in Fiscal 2005, two other purported class action suits were brought against the Company in California. The plaintiffs in these actions allege, among other things, the Company violated California labor laws with respect to overtime pay. The following is an update relating to these two purported class action suits as previously disclosed under Item 1 of Part II of the Company’s Form 10-Q for the quarters ended April 30, 2005 and July 30, 2005.

The action filed in San Francisco County Superior Court was transferred to Los Angeles Superior Court to be coordinated with the earlier action filed in that court. A non-binding mediation with respect to these coordinated actions is scheduled to take place in early December 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
				(in thousands)
July 31, 2005 to August 27, 2005	—	$—	—	$100,000
August 28, 2005 to October 1, 2005	302,591	26.37	300,000	92,091
October 2, 2005 to October 29, 2005	408,617	24.27	400,000	82,374

	711,208	$25.16	700,000

(a)	Includes 11,208 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced Plan.
(b)	These shares were purchased under a $100.0 million securities repurchase plan, approved by the Company’s Board of Directors in August 2005. This plan replaced the August 2004 plan and will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
10.1	Employment Agreement with Katherine L. Krill, effective as of October 1, 2005. Incorporated by reference to Exhibit 10 of the Current Report on Form 8-K of the Company filed on November 23, 2005.

10.2	Agreement between AnnTaylor Stores Corporation and Laura Weil, dated as of August 29, 2005. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on September 1, 2005.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: December 1, 2005	By:	/s/ Kay Krill
Kay Krill
President & Chief Executive Officer
(Principal Executive Officer)

Date: December 1, 2005	By:	/s/ James M. Smith
James M. Smith
Executive Vice President,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement with Katherine L. Krill, effective as of October 1, 2005. Incorporated by reference to Exhibit 10 of the Current Report on Form 8-K of the Company filed on November 23, 2005.

10.2	Agreement between AnnTaylor Stores Corporation and Laura Weil, dated as of August 29, 2005. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on September 1, 2005.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.