Form 10-K
period 2006-01-28
ANNTAYLOR STORES CORP
filed 2006-03-23
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 28, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of July 29, 2005 was $2,100,848,888.

The number of shares of the registrant’s common stock outstanding as of February 28, 2006 was 72,524,654.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be held on April 27, 2006 are incorporated by reference into Part III.

ANNTAYLOR STORES CORPORATION

ANNUAL REPORT ON FORM 10-K INDEX

Statement Regarding Forward-Looking Disclosures

This Annual Report on Form 10-K includes, and incorporates by reference, certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. These forward-looking statements reflect the Company’s current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including without limitation those discussed in the sections of this Report entitled “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. The Company does not assume any obligation to publicly update or revise any forward-looking statements at any time for any reason.

PART I

ITEM 1.	Business

General

AnnTaylor Stores Corporation, through its wholly-owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “Ann Taylor Loft” and “Ann Taylor Factory” brands. Our stores offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a total wardrobing strategy. This total wardrobing strategy is reinforced by an emphasis on client service. Ann Taylor sales associates are trained to assist clients in merchandise selection and wardrobe coordination, helping them achieve the “Ann Taylor look” while reflecting the clients’ personal styles. As used in this report, all references to “we,” “our,” “us”, and “the Company” refer to AnnTaylor Stores Corporation and its wholly-owned subsidiaries.

We are dedicated to maintaining the right merchandise mix in our stores among suits and separates, tops, footwear and accessories. We concentrate on calibrating the timing of our product offerings to address clients’ wardrobing needs, anticipating fabric and yarn preferences on a regional and seasonal basis, and timing direct marketing efforts accordingly.

We believe that “Ann Taylor” and “Ann Taylor Loft” (“LOFT”) are highly recognized national brands with distinct fashion points of view. Our client base consists primarily of fashion conscious women from the ages of 25 to 55. Ann Taylor stores offer polished, sophisticated updated classic styles while LOFT stores focus on relaxed, fashionable styles at a great value. Ann Taylor Factory stores are primarily found in outlet malls and offer a mix of factory-direct and clearance product. In addition, clients may shop online at anntaylor.com and anntaylorLOFT.com or by phone at 1-800-DIAL-ANN.

As of January 28, 2006, we operated 824 retail stores in 46 states, the District of Columbia and Puerto Rico, of which 357 were Ann Taylor stores, 416 were LOFT stores and 51 were Ann Taylor Factory stores. See “Stores and Expansion” for further discussion.

Merchandise Design and Production

Substantially all merchandise offered in our stores is developed by our in-house product design and development teams, which design merchandise exclusively for us. Our merchandising groups determine inventory needs for the upcoming season, edit the assortments developed by the design teams, plan merchandise flows, and arrange for the production of merchandise by independent manufacturers, primarily through our sourcing division or through private label specialists.

Our production management and quality assurance departments establish the technical specifications for all Company merchandise, inspect factories in which the merchandise is produced, including periodic in-line inspections while goods are in production to identify potential problems prior to shipment, and, upon receipt, inspect merchandise on a test basis for uniformity of size and color, as well as for conformity with specifications and overall quality of manufacturing.

We source merchandise from approximately 285 manufacturers and vendors, none of which accounted for more than 4% of our merchandise purchases in Fiscal 2005. Our merchandise is manufactured in over 25 countries, with approximately 28% of our merchandise manufactured in China, 15% in Hong Kong and 13% in the Philippines. Any event causing a sudden disruption of manufacturing or imports from those countries, or the imposition of additional import restrictions, could have a material adverse effect on our operations. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

We have a human rights compliance program that requires all of our suppliers, facilities, and subcontractors to comply with our Global Supplier Principles & Guidelines. We also conduct unannounced third-party audits to confirm manufacturer compliance with our human rights compliance standards.

We cannot predict with certainty whether any of the foreign countries in which our products are currently manufactured or any of the countries in which we may manufacture our products in the future will be subject to future import restrictions by the U.S. government, including the likelihood, type or degree of effect of any such new trade restriction. Trade restrictions, including increased tariffs or quotas, on apparel, or other items sold by us could affect the importation of such merchandise and could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition, results of operations and liquidity. Further, the U.S. may impose additional duties in response to an investigation as to whether a particular product being sold in the United States at less than fair value may cause (or threaten to cause) material injury to the relevant domestic industry as claimed by such industry. This is generally known as “anti-dumping” action.

Our merchandise flow may also be adversely affected by factors discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. We believe we have good relationships with our suppliers and that, subject to the discussion above and in the “Statement Regarding Forward-Looking Disclosures” and “Risk Factors”, we will continue to have adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

Inventory Control and Merchandise Allocation

Our planning departments analyze each store’s size, location, demographics, sales and inventory history to determine the quantity of merchandise to be purchased for, and the allocation of merchandise to our stores. Upon receipt, merchandise is allocated to achieve an emphasis that is suited to each store’s client base. Merchandise typically is sold at its original marked price for several weeks, with the length of time varying by item. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise styles and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear this merchandise. Markdowns may be used if inventory exceeds client demand for reasons of design, seasonal adaptation or changes in client preference, or if it is determined that the inventory will not sell at its currently marked price.

In Fiscal 2005, inventory turned 4.7 times, compared to 4.5 times in Fiscal 2004 and 4.1 times in Fiscal 2003. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and the end of the period. As a result of an increased focus on inventory management in the last half of Fiscal 2005, and an increase in comparable store sales, merchandise inventories decreased approximately $24.7 million, or 10.8% in Fiscal 2005 from Fiscal 2004.

Our comprehensive merchandising information system provides systems support for our merchandising functions. This system serves as our central source of information regarding merchandise items, inventory management, purchasing, replenishment, receiving and distribution.

We use a centralized distribution system under which nearly all merchandise is distributed to our stores through our distribution center, located in Louisville, Kentucky. See “Properties”. Merchandise is shipped by the distribution center to our stores several times each week.

Stores and Expansion

An important aspect of our business strategy is a real estate expansion program designed to reach new clients through the opening of new stores. We open new stores in markets that we believe have a sufficient concentration of our target clients. We also add stores, or expand the size of existing stores, in markets where we already have a presence, as market conditions warrant and sites become available. Store locations are determined on the basis of various factors, including geographic location, demographic studies, anchor tenants in a mall location, other specialty stores in a mall or specialty center location or in the vicinity of a village location, and the proximity to professional offices in a downtown or village location. Stores opened in factory outlet centers are located in factory outlet malls in which co-tenants generally include a significant number of outlet or discount stores operated under nationally recognized upscale brand names. Store size also is determined on the basis of various factors, including geographic location, demographic studies, and space availability.

As of January 28, 2006, we operated 824 retail stores throughout the United States, the District of Columbia and Puerto Rico, of which 357 were Ann Taylor stores, 416 were LOFT stores, and 51 were Ann Taylor Factory stores.

The average Ann Taylor store is approximately 5,200 square feet in size. We also have three flagship Ann Taylor stores in New York City, San Francisco and Chicago, which represent the fullest assortment of Ann Taylor merchandise. In Fiscal 2005, we opened 9 Ann Taylor stores that averaged approximately 5,300 square feet. In Fiscal 2006, we plan to open approximately 8-10 Ann Taylor stores, which are expected to average approximately 5,200 square feet.

LOFT stores average approximately 5,900 square feet. In Fiscal 2005, we opened 73 LOFT stores that averaged approximately 6,200 square feet. In Fiscal 2006, we plan to open approximately 55-60 LOFT stores, which are expected to average approximately 6,000 square feet.

Our 51 Ann Taylor Factory stores average approximately 8,400 square feet. In Fiscal 2005, we opened 15 Ann Taylor Factory stores that averaged approximately 7,400 square feet. In Fiscal 2006, we plan to open approximately 3-5 Ann Taylor Factory stores, which are expected to average approximately 7,000 square feet.

Our stores typically have approximately 20% of their total square footage allocated to stockroom and other non-selling space.

The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor stores (“ATS”), LOFT stores (“ATL”), and Ann Taylor Factory stores (“ATF”) over the past five years:

	Total Stores Open at Beginning of Fiscal Year	No. Stores Opened During Fiscal Year			No. Stores Expanded During Fiscal Year	No. Stores Closed During Fiscal Year	No. Stores Open at End of Fiscal Year
Fiscal Year		ATS	ATL	ATF			ATS	ATL	ATF	Total
2001	478	10	57	—	6	7	342	186	10	538
2002	538	10	39	—	—	3	350	207	27	584
2003	584	8	61	1	8	6	354	268	26	648
2004	648	10	77	8	6	5	359	343	36	738
2005	738	9	73	15	12	11	357	416	51	824

We believe that our existing store base is a significant strategic asset of our business, and our stores are located in some of the most productive retail centers in the United States. We have invested approximately $427 million in our store base since the beginning of Fiscal 2001; approximately 50% of our stores are either new or have been remodeled, as a result of an expansion or relocation, in the last five years.

Our Fiscal 2005 real estate expansion plan resulted in an increase in our total store square footage of approximately 600,000 square feet (net of store closings), or 14.3%, from approximately 4.2 million square feet at the end of Fiscal 2004 to approximately 4.8 million square feet at the end of Fiscal 2005. During Fiscal 2006, we intend to open approximately 66 to 75 stores, increasing store square footage by approximately 432,000 square feet, or 9.0%.

Capital expenditures for our Fiscal 2005 store expansion program totaled approximately $96.9 million and expenditures for store remodeling and refurbishing totaled approximately $19.0 million. We expect that capital expenditures for our Fiscal 2006 store expansion program will be approximately $82 - $85 million and expenditures for store renovations and refurbishing will be approximately $38 - $40 million.

Our ability to continue to increase store square footage will be dependent upon, among other things, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the negotiation of acceptable lease terms. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Information Systems

During Fiscal 2005, we continued our investment in information services and technology, enhancing the systems we use to support our merchandising, sourcing, logistics, point of sale and finance operations. These enhancements are generally aimed at supporting more refined merchandise assortments, improving inventory management and providing speed, flexibility and cost reduction in our supply chain. In addition, we relocated our primary data center to a new facility in Connecticut.

Brand Building and Marketing

We believe that our Ann Taylor and LOFT brands are among our most important assets and that these brands and their relationship with our clients are key to our competitive advantage. We continuously evolve these brands to appeal to the changing needs of our target clients and stay competitive in the market.

All aspects of brand development for both retail concepts, including product design, store merchandising and design, channels of distribution, and marketing and advertising, are controlled by us. We continue to invest in the development of these brands through, among other things, client research, advertising, in-store and direct marketing, and our online sites. We also make investments to enhance the overall client experience through the opening of new stores, the expansion and remodeling of existing stores, and a focus on client service.

We believe it is strategically important to communicate on a regular basis directly with our current client base and with potential clients, through national and regional advertising, as well as through direct mail marketing and in-store presentation. Marketing expenditures as a percentage of sales were 2.7% in Fiscal 2005, 3.4% in Fiscal 2004 and 2.5% in Fiscal 2003.

Trademarks and Service Marks

The “AnnTaylor” and “AnnTaylor Loft” trademarks are registered with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. Our rights in the “AnnTaylor” and “AnnTaylor Loft” marks are a significant part of our business, as we believe those trademarks are famous and well- known in the women’s apparel industry. Accordingly, we intend to maintain our “AnnTaylor” and “AnnTaylor Loft” trademarks and related registrations and vigorously protect our trademarks against infringement.

We currently have a license agreement with a third party for the right to use the “ANN TAYLOR” trademark for manufacturing and exporting purposes in the People’s Republic of China. The license agreement expires on June 30, 2015. Subject to certain exceptions, the license agreement also provides us with a right of first refusal in the event that the third party proposes to assign, sell or transfer its “ANN TAYLOR” trademark. See “Statement Regarding Forward-Looking Disclosures” and “Risk Factors”.

Competition

The women’s retail apparel industry is highly competitive. Our stores compete with certain departments in national or local department stores and with other specialty stores, catalog and internet businesses that offer similar categories of merchandise. We believe that our focused merchandise selection, exclusive fashions and service distinguish us from other apparel retailers. Our competitors range from smaller, growing companies to considerably larger players with substantially greater financial, marketing and other resources. There is no assurance that we will be able to compete successfully with them in the future. See “Statement Regarding Forward-Looking Disclosures” and “Risk Factors”.

Employees

As of January 28, 2006, we had approximately 16,900 employees, of which approximately 3,000 were full-time salaried employees, 2,900 were full-time hourly employees and 11,000 were part-time hourly employees working less than 30 hours per week. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Available Information

We make available free of charge on our website, http://investor.anntaylor.com, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the United States Securities and Exchange Commission (the “SEC”). Copies of the charters of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and Business Conduct Guidelines, are also available on the website or in print free of charge upon written request by any shareholder to the Corporate Secretary at 7 Times Square, New York, New York 10036.

ITEM 1A.	Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information in this document. See “Statement Regarding Forward-Looking Disclosures”.

Our ability to anticipate and respond to changing client preferences and fashion trends in a timely manner

The specialty retail apparel business fluctuates according to changes in the economy and customer preferences. These fluctuations especially affect the inventory owned by apparel retailers since we enter into agreements for the manufacture and purchase of our private label apparel well in advance of the applicable selling season. As a result, we are vulnerable to changes in consumer demand, pricing shifts, and the timing and selection of merchandise purchases.

Our success is largely dependent upon our ability to consistently gauge fashion trends and to provide merchandise that satisfies client demands in a timely manner. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could lead to lower sales, excess inventories and more frequent markdowns, which could have a material adverse impact on our business.

The effect of competitive pressures from other retailers

The specialty retail industry is highly competitive. Our stores compete with certain departments in national or local department stores and with other specialty stores, catalogs and internet businesses that offer similar categories of merchandise. Many of our competitors are considerably larger players with substantially greater financial, marketing and other resources. There is no assurance that we will be able to compete successfully with them in the future. In addition to competing for sales, we compete for favorable store locations and lease terms. We also face competition from other retailers that recently have been developing brand extensions and new concepts targeted at our client base.

Our ability to secure and protect trademarks and other intellectual property rights

We believe that our “AnnTaylor” and “AnnTaylor Loft” trademarks are important to our success. Even though we take action to establish, register and protect our trademarks and other intellectual proprietary rights, there can be no assurance that these actions will be adequate to prevent infringement of our trademarks and proprietary rights by others. The laws of some foreign countries may not protect proprietary rights to the same extent as do the laws of the U.S., and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. In addition, our license to use the “ANN TAYLOR” trademark for manufacturing and exporting purposes in the People’s Republic of China expires on June 30, 2015 unless the parties agree to an extension. See “Business – Trademarks and Service Marks”.

The effect of general economic conditions

The success of our operations depends to a significant extent upon a number of factors impacting discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, taxation, energy prices, interest rates and consumer confidence. There can be no assurance that consumer spending will not be negatively affected by general or local economic conditions, thereby adversely impacting our continued growth and results of operations.

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. Accomplishing our store expansion goals will depend upon a number of factors, including locating suitable sites, negotiating favorable lease terms and hiring and training qualified personnel, particularly at the store management level. There can be no assurance that we will be able to achieve our store expansion goals, manage our growth effectively or operate our new and remodeled stores profitably.

Fluctuation in our level of sales and earnings growth

A variety of factors have historically affected, and will continue to affect, our rate of growth and performance. These factors include, among other things, client trends and preferences, competition, economic conditions, managing inventory effectively and new store openings. There can be no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on the market price of our common stock.

Our reliance on foreign sources of production

While we purchase merchandise from domestic and foreign suppliers, a majority of our merchandise is purchased from foreign suppliers. Any event causing a sudden disruption of manufacturing or imports from those countries, or the imposition of additional import restrictions, could have a material adverse effect on our operations.

We cannot predict with certainty whether any of the foreign countries in which our products are currently manufactured or any of the countries in which we may manufacture our products in the future will be subject to future import restrictions by the U.S. government, including the likelihood, type or degree of effect of any such new trade restriction. Trade restrictions, including increased tariffs or quotas, on apparel or other items sold by us could affect the importation of such merchandise and could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition, results of operations and liquidity. Further, the U.S. may impose additional duties in response to an investigation as to whether a particular product being sold in the United States at less than fair value may cause (or threaten to cause) material injury to the relevant domestic industry as claimed by such industry.

Our merchandise flow may also be adversely affected by financial or political instability in any of the countries in which our goods are manufactured, the potential impact of natural disasters and public health concerns, particularly on our foreign sourcing offices and manufacturing operations of our vendors, if they affect the production, shipment or receipt of merchandise from such countries. Merchandise flow may also be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds.

In addition, the violation of labor or other laws by any of our independent manufacturers, or the divergence of an independent manufacturer’s labor practices from those specified in our human rights compliance program or otherwise generally accepted as ethical by others in the U.S., could damage our reputation and force us to locate alternative manufacturing sources.

Our reliance on key personnel

Our success depends to a significant extent both upon the continued services of our current executive and senior management team, as well as our ability to attract and retain additional qualified management personnel in the future. Our operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in our management.

Our ability to successfully upgrade and maintain our information systems

We rely upon our various information systems to manage our operations and regularly make investments to upgrade, enhance or replace these systems. Any delays or difficulties in transitioning to these or other new systems, or in integrating these systems with our current systems, or any other disruptions affecting our information systems, could have a material adverse impact on our business. Any failure to maintain adequate system security controls to protect our computer assets and sensitive data, including client data, from unauthorized access, disclosure or use could also damage our reputation with our clients.

In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption is dependent in part on the ability of our information systems to operate in accordance with our business continuity plan.

Our dependence on a single distribution facility

Our distribution functions for all of our stores are handled from a single facility in Louisville, Kentucky. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which could cause sales to decline.

The impact of the Ann Taylor Factory business strategy

Our product strategy at Ann Taylor Factory stores is evolving to a more direct merchandise approach, with product designed specifically to carry the Ann Taylor Factory label. The success of this strategy is dependent on a number of factors, including client acceptance of the Factory label merchandise, the effect on gross margin rates at Ann Taylor and LOFT of selling clearance merchandise formerly sold at Ann Taylor Factory stores, as well as the impact on the look of our Ann Taylor and LOFT stores and the effect that might have on sales at those divisions. There can be no assurance that our Ann Taylor Factory store merchandise strategy will deliver sales and margin gains and increase overall profitability.

Risks associated with Internet sales

We sell merchandise over the Internet through our websites, www.anntaylor.com and www.anntaylorLOFT.com. Although our Internet operations encompass only a small percentage of our total sales, our Internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. Our Internet operations also involve other risks that could have an impact on our results of operations including diversion of sales from our stores, rapid technological change, liability for online content, violations of state or federal privacy laws, credit card fraud, risks related to the failure of the computer systems that operate the websites and their related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. There can be no assurance about the performance of our Internet operations or their ability to achieve sales and profitability growth.

Effects of war, terrorism or other catastrophes

Threat of terrorist attacks or actual terrorist events in the United States and worldwide could lead to lower client traffic in regional shopping centers. Natural disasters could also impact our ability to open and run our stores in affected areas, such as when we closed certain stores in the New Orleans area temporarily in the wake of Hurricane Katrina. Lower client traffic due to security concerns and war, or the threat of war, and natural disasters could result in decreased sales that would have a material adverse impact on our business, financial condition and results of operations.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of January 28, 2006, we operated 824 retail stores in 46 states, the District of Columbia and Puerto Rico, all of which were leased. Store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods. Some of the leases grant us the right to extend the term for one or two additional five-year periods. Some leases also contain early termination options, which can be exercised by us under specific conditions. Most of the store leases require us to pay a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the leases also require us to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2006 - 2008	238
2009 - 2011	239
2012 - 2014	231
2015 and later	116

In 2005, we relocated our corporate offices to 7 Times Square in New York City (containing approximately 297,000 square feet) under a lease expiring in 2020. The lease for our former offices at 142 West 57th Street in New York City (containing approximately 140,000 square feet) expires in 2006. We also lease office space at 1372 Broadway in New York City containing approximately 93,000 square feet, the lease for which expires in 2010. In addition, we maintain office space in Milford, Connecticut containing approximately 47,000 square feet. The Milford lease expires in 2019.

Ann Taylor’s wholly owned subsidiary, AnnTaylor Distribution Services, Inc., owns the 256,000 square foot distribution center located in Louisville, Kentucky. Nearly all Ann Taylor merchandise is distributed to our stores through this facility. The parcel on which the Louisville distribution center is located comprises approximately 27 acres and could accommodate possible future expansion of the facility.

ITEM 3.	Legal Proceedings

During Fiscal 2005, we were served with three putative class action lawsuits in California relating to how we classified certain of our employees under California overtime laws. These actions are similar to numerous suits that have been filed against retailers and others with operations in California.

On February 15, 2005, two former managers of our California stores filed a putative class action against AnnTaylor Retail, Inc. in Los Angeles County Superior Court alleging that we misclassified our store managers and senior assistant and assistant store managers as exempt from California overtime wage and hour laws, thereby depriving them of overtime pay and adequate meal breaks. On May 5, 2005, a second putative class action was filed against AnnTaylor Stores Corporation in San Francisco County Superior Court by a former senior assistant manager of one of our stores in California alleging violations of California labor laws with respect to overtime pay as well as adequate meal and rest periods. On December 12, 2005, another former senior assistant manager of one of our California stores filed a third putative class action in Los Angeles Superior Court against both of these AnnTaylor entities and AnnTaylor, Inc. alleging that we misclassified senior assistant and assistant managers as exempt from California overtime laws, thereby denying them overtime pay and required meal and rest periods.

The plaintiffs in these three actions seek recovery in an unstated dollar amount for alleged unpaid wages, statutory penalties, interest, attorneys’ fees and costs and injunctive relief. In addition, in the third putative class action, the plaintiff seeks punitive damages. As of this date, there has been no decision by the court on whether a class will be certified or on the merits of the plaintiffs’ misclassification claim.

On February 28, 2006, we reached a tentative agreement to settle the first two of these putative class action lawsuits. The tentative settlement agreement, which is subject to final documentation and court approval, provides for a settlement payment of approximately $6.5 million. Since the first two lawsuits cover the same employees and the same claims as those covered in the third lawsuit, if the settlement is approved, it is expected to dispose of the class claims in all three lawsuits, including penalties, interest and attorney’s fees.

While we deny the allegations underlying the lawsuits, we have agreed to the tentative settlement to avoid significant legal fees, other expenses and management time that would have to be devoted to protracted litigation. The proposed settlement class covers our store managers, senior assistant managers and assistant managers employed in California during the period from February 15, 2001 to the date of final approval of the settlement.

While the first two cases are awaiting court approval of the settlement, we have asked the court to dismiss portions of and/or stay the third putative class action. That motion is pending.

In addition, a former employee of one of our California stores served AnnTaylor Retail, Inc. on October 3, 2005 with a putative class action lawsuit in Santa Clara County Superior Court alleging that we deny our California employees earned vacation pay through our allegedly unlawful policies related to vacation, personal days and holidays. The putative class members seek recovery in an unstated dollar amount for alleged unpaid vacation wages for former and current associates, waiting time penalties, prejudgment interest and injunctive relief. A non-binding mediation with respect to this action is scheduled to take place in May 2006. This action is at a preliminary stage and, accordingly, it is too early to evaluate the outcome.

We are also a party to routine litigation incidental to our business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse effect on our consolidated financial position, consolidated results of operations, or liquidity.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the symbol “ANN”. The number of holders of record of common stock at February 28, 2006 was 72,524,654. The following table sets forth the high and low sale prices per share of the common stock on the New York Stock Exchange for the periods indicated.

In April 2004, our Board of Directors approved a 3-for-2 split of our common stock, in the form of a stock dividend. One additional share of common stock for every two shares owned was distributed on May 26, 2004 to stockholders of record at the close of business on May 11, 2004. All share and per share data throughout this document are presented on a post-split basis.

	Market Price
	High	Low
Fiscal Year 2005
Fourth quarter	$35.20	$23.75
Third quarter	28.75	23.05
Second quarter	26.89	23.09
First quarter	27.80	21.11
Fiscal Year 2004
Fourth quarter	$24.38	$19.98
Third quarter	27.24	21.20
Second quarter	30.34	25.11
First quarter	31.43	26.59

We have never paid cash dividends on our common stock. As a holding company, our ability to pay dividends is dependent upon the receipt of dividends or other payments from our subsidiaries, including our wholly owned subsidiary AnnTaylor, Inc. In addition, any determination to pay cash dividends is at the discretion of our Board of Directors. The payment of dividends by Ann Taylor, Inc. to us is subject to certain restrictions under Ann Taylor Inc.’s Credit Facility. We are also subject to certain restrictions contained in the Credit Facility on the payment of cash dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

The following table sets forth information concerning purchases of our common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
				(in thousands)
October 30, 2005 to November 26, 2005	1,745	$27.03	—	$82,374
November 27, 2005 to December 31, 2005	50,000	33.57	50,000	80,696
January 1, 2006 to January 28, 2006	310,548	31.93	275,000	71,663

	362,293	$32.13	325,000

(a)	Includes 37,293 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under our publicly announced Plan.

(b)	These shares were purchased under a $100.0 million securities repurchase plan, approved by the Company’s Board of Directors in August 2005. This plan replaced the August 2004 plan and will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

ITEM 6.	Selected Financial Data

The following historical consolidated income statement and consolidated balance sheet information has been derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this document. All references to years are to our fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below contained 52 weeks.

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
	(dollars in thousands, except per square foot data and per share data)
Consolidated Income Statement Information:
Net sales	$2,073,146	$1,853,583	$1,587,708	$1,380,966	$1,299,573
Cost of sales	1,017,122	906,035	721,463	633,473	651,808

Gross margin	1,056,024	947,548	866,245	747,493	647,765
Selling, general and administrative expenses	924,998	842,590	694,958	612,698	580,199
Amortization of goodwill (a)	—	—	—	—	11,040

Operating income	131,026	104,958	171,287	134,795	56,526
Interest income	9,318	5,037	3,298	3,279	1,390
Interest expense (b)	2,083	3,641	6,665	6,886	6,869

Income before income taxes	138,261	106,354	167,920	131,188	51,047
Income tax provision	56,389	43,078	67,193	51,158	24,054

Net income	$81,872	$63,276	$100,727	$80,030	$26,993

Basic earnings per share (c)	$1.14	$0.91	$1.51	$1.21	$0.42

Diluted earnings per share (c)	$1.13	$0.88	$1.42	$1.14	$0.41

Weighted average shares outstanding, (in 000s) (c)	71,554	69,607	66,614	66,372	64,988
Weighted average shares outstanding, assuming dilution (in 000s) (c)	72,270	72,933	73,145	72,452	65,492
Consolidated Operating Information:
Percentage increase (decrease) in comparable store sales (d)	0.1%	3.6%	5.3%	(3.9)%	(6.1)%
Net sales per gross square foot (e)	$461	$471	$456	$434	$452
Number of stores:
Open at beginning of period	738	648	584	538	478
Opened during the period	97	95	70	49	67
Expanded during the period	12	6	8	—	6
Closed during the period	11	5	6	3	7
Open at the end of the period	824	738	648	584	538
Total store square footage at end of period, (000’s)	4,801	4,202	3,662	3,305	3,057
Capital expenditures (f)	$174,895	$152,483	$97,300	$63,119	$105,210
Depreciation and amortization including goodwill (a)	93,786	$78,657	$66,798	$61,201	$66,200
Working capital turnover (g)	5.4x	5.0x	4.6x	6.0x	7.8x
Inventory turnover (h)	4.7x	4.5x	4.1x	3.5x	3.7x
Consolidated Balance Sheet Information:
Working capital (i)	$418,626	$343,568	$400,298	$286,337	$174,691
Goodwill, net (a)	286,579	286,579	286,579	286,579	286,579
Total assets	1,492,906	1,327,338	1,256,397	1,095,351	965,293
Total debt	—	—	125,152	121,652	119,530
Stockholders’ equity	1,034,482	926,744	818,856	702,853	600,691

(Footnotes on following page)

(Footnotes for preceding page)

(a)	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on February 3, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. We test goodwill for impairment annually, during February, and determined that the carrying value of our goodwill at January 28, 2006, January 29, 2005, January 31, 2004 and February 1, 2003 was not impaired.

(b)	Includes non-cash interest expense of approximately $0.8 million, $1.9 million, $4.3 million, $4.3 million and $4.1 million, in Fiscal 2005, 2004, 2003, 2002 and 2001, respectively, from amortization of deferred financing costs and in Fiscal 2004 and prior, accretion of original issue discount. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

(c)	In 2004 and 2002, we effected 3-for-2 splits of our common stock, in the form of stock dividends. All share and per share amounts in the financial information have been restated to reflect the splits.

(d)	A store is included in comparable store sales in its thirteenth month of operation. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store. In addition, in a year with 53 weeks, sales in the last week of that year are not included in determining comparable store sales.

(e)	Net sales per gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

(f)	Capital expenditures are accounted for on the accrual basis and include net noncash transactions totaling $12.7 million, $15.3 million, $7.6 million, $402,000 and $8.6 million in Fiscal 2005, 2004, 2003, 2002 and 2001, respectively. The noncash transactions are comprised primarily of the purchase of property and equipment on account.

(g)	Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.

(h)	Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period.

(i)	Includes current portion of long-term debt of approximately $1.25 million at the end of Fiscal 2001.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Management Overview

Though we faced some challenges as we entered Fiscal 2005, we ended the year on a more positive note and have entered Fiscal 2006 as a stronger, healthier company. Product design, merchandising and inventory management all improved as we moved through Fiscal 2005, which resulted in increased sales and gross margin. We also focused efforts on controlling selling, general and administrative expenses in order to better leverage these costs as a percent to sales. Net sales increased 11.8% to $2.1 billion and operating income increased 24.8% to $131.0 million for Fiscal 2005 as compared to Fiscal 2004.

Both Ann Taylor and LOFT fell short of our expectations in the first half of Fiscal 2005. At Ann Taylor, the fashion misses encountered in the latter part of Fiscal 2004 carried into the first half of 2005, and contributed to a 5.5% decrease in comparable store sales for the Spring 2005 period. Business improved in the second half of Fiscal 2005, as the efforts of the Ann Taylor design and merchandising teams under new leadership resulted in improved merchandise design and quality. The result was a 6.9% increase in comparable store sales for the second half of Fiscal 2005.

At LOFT, our Spring 2005 merchandise did not offer the balance of color, fashion or novelty that our client has come to expect. In addition, we planned our business aggressively and sales did not fall in line with these expectations. The result was a 2.4% decrease in comparable store sales for the six month period. In the second half of Fiscal 2005, we offered clients a more balanced assortment with a more appropriate lifestyle focus, which resulted in a 1.6% increase in comparable store sales for the Fall 2005 season.

Ann Taylor Factory stores continued to evolve in Fiscal 2005, offering clients a larger selection of Factory-label merchandise in addition to Ann Taylor and LOFT clearance product. We opened 15 new Ann Taylor Factory stores in Fiscal 2005. Our plans are to further grow this brand from both a product and stores perspective in Fiscal 2006.

As a result of an overall increase in sales, higher comparable store sales and improved gross margin rates in the Fall 2005 season and lower expenses as a percent of sales, Fiscal 2005 operating income increased to 6.3% of net sales, compared to 5.6% of net sales in Fiscal 2004. Fiscal 2005 net income rose 29.4% to $81.9 million, or $1.13 per diluted share, from $63.3 million, or $0.88 per diluted share in Fiscal 2004.

We opened 97 new stores in Fiscal 2005 and at Ann Taylor, began the most extensive store refurbishment effort in our history. We believe that measured store growth and reinvestment in our existing store base are important ingredients to maintaining brand identity, satisfying existing clients and attracting new clients. Our Fiscal 2006 store renovation and expansion programs, which we plan to fund with cash flow from operations, will further build on this premise.

We remain clearly focused on continuing efforts to restore financial performance at Ann Taylor and continuing the growth at LOFT. As we move forward, our emphasis on satisfying client fashion preferences, as well as continued focus on inventory management, ongoing efforts to leverage selling, general and administrative costs and measured store growth are each critical in enabling us to achieve these objectives. Our ability to achieve these objectives is further dependent on factors such as those outlined in “Risk Factors”.

Key Performance Indicators

In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:

Comparable store sales – Comparable store sales provide a measure of existing store sales performance. Comparable store sales for Fiscal 2005 increased 0.1%, as compared to a 3.6% increase in Fiscal 2004.

Gross margin – Gross margin measures our ability to control direct costs associated with the manufacturing and selling of our products. Gross margin is the difference between the net sales and cost of sales, which is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third party suppliers to our distribution center. Buying and occupancy costs are excluded from cost of sales.

Operating income – Operating income allows us to benchmark our performance relative to other retailers. Operating income is a measure of our earning power from ongoing operations and is measured as our earnings before interest and income taxes.

Store productivity – Store productivity, including sales per square foot, average unit retail price, number of units per transaction, dollars per transaction, traffic and conversion, is evaluated by management in assessing our operating performance.

Inventory turnover – Inventory turnover measures a company’s ability to sell its products and how many times it is replaced over time. This ratio is important for determining the need for markdowns, purchasing of inventory, and product effectiveness.

Quality of merchandise offerings – To monitor and maintain the acceptance of our merchandise offerings, we monitor sell-through levels, inventory turnover, gross margins, returns and markdown rates on a class and style level. This analysis helps identify comfort, fit and other issues at an early date and helps us plan future product development and buying.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.1	48.9	45.5

Gross margin	50.9	51.1	54.5
Selling, general and administrative expenses	44.6	45.5	43.7

Operating income	6.3	5.6	10.8
Interest income	0.4	0.3	0.2
Interest expense	0.1	0.2	0.4

Income before income taxes	6.6	5.7	10.6
Income tax provision	2.7	2.3	4.2

Net income	3.9%	3.4%	6.4%

The following table sets forth selected consolidated income statement data expressed as a percentage change from the prior period:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004

	Increase (decrease)
Net sales	11.8%	16.7%	15.0%
Operating income	24.8%	(38.7)%	27.1%
Net income	29.4%	(37.2)%	25.9%

Sales and Store Data

The following table sets forth certain sales and store data:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net sales (in thousands)
Total Company	$2,073,146	$1,853,583	$1,587,708
Ann Taylor	873,886	854,865	867,855
LOFT	991,940	826,556	588,801
Other	207,320	172,162	131,052
Comparable store sales percentage increase(decrease) (a)
Total Company	0.1%	3.6%	5.3%
Ann Taylor	0.6%	(2.7)%	3.2%
LOFT	(0.3)%	12.8%	9.4%

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net sales per average gross square foot (b)	$461	$471	$456
Total store square footage at end of period (in thousands) (b)	4,801	4,202	3,662
Number of:
Total stores open at beginning of period	738	648	584
New stores	97	95	70
Expanded stores	12	6	8
Closed stores	11	5	6
Total stores open at end of period	824	738	648

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.

(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased approximately $219.6 million, or 11.8% in Fiscal 2005 from Fiscal 2004. The increase in net sales was primarily due to the opening of new stores. The Company’s net sales increased approximately $265.9 million, or 16.7% in Fiscal 2004 from Fiscal 2003. The increase in net sales was due to the combined effect of the opening of new stores, and an increase in comparable store sales at Ann Taylor Loft.

Our net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been higher than in the other quarters. As a result, we have not had significant overhead and other costs generally associated with large seasonal variations.

Cost of Sales

Cost of sales is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third party suppliers to our distribution center. Buying and occupancy costs are excluded from cost of sales. Cost of sales as a percentage of net sales increased to 49.1% in Fiscal 2005 from 48.9% in Fiscal 2004. Cost of sales as a percentage of net sales increased to 48.9% in Fiscal 2004 from 45.5% in Fiscal 2003.

Gross Margin

Our gross margin may not be comparable to that of other retailers, as some retailers include all costs related to their distribution network as well as store tenancy and design costs in cost of sales. Other retailers may exclude a portion of these costs from cost of sales, including them in a line item such as selling, general and administrative expenses.

Gross margin as a percentage of net sales decreased to 50.9% in Fiscal 2005 from 51.1% in Fiscal 2004.

Gross margin as a percentage of sales decreased to 51.1% in Fiscal 2004 from 54.5% in Fiscal 2003. The decrease in gross margin as a percentage of net sales was primarily due to lower full price sales and gross margin rates, particularly at Ann Taylor.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 44.6% in Fiscal 2005 from 45.5% in Fiscal 2004. The decrease was primarily due to lower marketing and severance costs and a decrease in the provision for management bonus partially offset by the costs associated with the relocation of our corporate headquarters and a one-time charge related to a legal settlement.

Selling, general and administrative expenses as a percentage of net sales increased 1.8% in Fiscal 2004 over Fiscal 2003. The increase was primarily due to an increase in marketing expenditures and severance costs, partially offset by a decrease in the provision for management performance bonuses.

Depreciation and Amortization

The following table shows depreciation and amortization in dollars and as a percentage of total net sales for Fiscal 2005, 2004 and 2003:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(dollars in thousands)
Depreciation and amortization	$93,786	$78,657	$66,798
Percentage of total net sales	4.5%	4.2%	4.2%

The increase in depreciation and amortization expense from Fiscal 2004 to Fiscal 2005 was primarily due to capital expenditures related to new, remodeled and expanded stores, as well as the new corporate offices and information systems. The increase in depreciation and amortization expense from Fiscal 2003 to Fiscal 2004 was due to capital expenditures related to new, remodeled and expanded stores. Depreciation and amortization as a percentage of total net sales for Fiscal 2004 was comparable to the prior year.

Interest Income

Interest income increased to approximately $9.3 million in Fiscal 2005 from approximately $5.0 million in Fiscal 2004. The increase was primarily attributable to more favorable interest rates during Fiscal 2005 as compared to Fiscal 2004.

Interest income increased $1.7 million from 2003 to 2004, which was due to higher cash balances and more favorable interest rates.

Interest Expense

Interest expense decreased to approximately $2.1 million in Fiscal 2005 from approximately $3.6 million in Fiscal 2004. This decrease was primarily due to the conversion of the outstanding Convertible Debentures in the second quarter of Fiscal 2004, as discussed more fully below in “Liquidity and Capital Resources” and Note 3, “Long-Term Debt” in the Notes to the Consolidated Financial Statements.

Interest expense decreased to $3.6 million in Fiscal 2004 from $6.7 million in Fiscal 2003. This decrease was also due to the conversion of the outstanding Convertible Debentures in the second quarter of Fiscal 2004.

As a result of the redemption of our outstanding Convertible Debentures, we had no outstanding debt at January 28, 2006 or January 29, 2005. The weighted average interest rate on our outstanding indebtedness at January 31, 2004 was 3.75%. Interest expense also includes various other charges, the largest of which are fees related to our revolving credit facility. See “Liquidity and Capital Resources” and Note 3, “Long-Term Debt” in the Notes to the Consolidated Financial Statements for further discussion of our revolving credit facility.

Income Taxes

Our effective income tax rates were 40.8%, 40.5% and 40.0% of net income in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

The increases in our effective income tax rates in Fiscal 2005 and Fiscal 2004 were due to higher state income taxes.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of our liquidity:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(dollars in thousands)
Cash provided by operating activities	$311,323	$153,927	$207,785
Working capital	$418,626	$343,568	$400,298
Current ratio	2.63:1	2.41:1	3.20:1
Debt to equity ratio	0:1	0.1	.15:1

As a result of the sales and gross margin gains experienced in the second half of Fiscal 2005 and tighter controls over inventory and spending, operating cash flows increased significantly in Fiscal 2005. The result was a $125.8 million increase in cash and cash equivalents in Fiscal 2005 over Fiscal 2004, net of proceeds from the sale of short-term investments.

As presented in our Consolidated Statements of Cash Flows, cash provided by operating activities in each of the fiscal years presented primarily resulted from net earnings before non-cash expenses such as depreciation and amortization. Cash used for investing activities in each of the fiscal years presented includes capital expenditures and investments in and maturities of short-term investments. Cash provided by financing activities in each of the fiscal years presented includes proceeds from the exercise of stock options and other employee stock based compensation programs, offset by repurchases of shares of our common stock.

Our short-term investments have consisted of auction rate securities which represent funds available for current operations. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. In accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, these short-term investments are classified as available-for-sale and are carried at cost, or par value which approximates the fair market value. We sold our short-term investments in the first quarter of Fiscal 2005 and did not have any short-term investments as of January 28, 2006.

Merchandise inventories decreased approximately $24.7 million, or 10.8% in Fiscal 2005 from Fiscal 2004. The decrease was primarily due to the Company’s management efforts to reduce inventory levels. Merchandise inventory on a per-square-foot basis was approximately $43 at the end of Fiscal 2005 compared to $55 at the end of Fiscal 2004. Inventory turned 4.7 times in Fiscal 2005 compared to 4.5 times in Fiscal 2004.

In November 2003, Ann Taylor, Inc. and certain of its subsidiaries entered into a Second Amended and Restated $175 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility which, at our option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250 million, matures on November 14, 2008 and is used by Ann Taylor, Inc. and certain of its subsidiaries for letters of credit and other general corporate purposes. The Credit Facility permits the payment of cash dividends by the Company (and dividends by certain subsidiaries to fund such cash dividends) if, after the payment of such dividends, liquidity (as defined in the Credit Facility) is greater than $35 million. Certain of our subsidiaries are also permitted to: pay dividends to us to fund certain taxes owed by us; fund ordinary operating expenses not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year (with certain specified exceptions); and for certain other stated purposes. There were no borrowings outstanding under the Credit Facility at any point during Fiscal 2005 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $136.5 million and $149.8 million as of January 28, 2006 and January 29, 2005, respectively leaving a remaining available balance for loans and letters of credit of $38.5 million and $25.2 million as of January 28, 2006 and January 29, 2005, respectively. See Note 3 to the Consolidated Financial Statements for further discussion of the Credit Facility.

The following table sets forth our capital expenditures (in thousands):

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
New store construction	$96,857	$94,932	$62,153
Store renovation/refurbishment	19,016	16,429	15,292
Information systems	21,212	23,920	16,022
Corporate offices	35,704	13,453	672
Other	2,106	3,749	3,161

Total	$174,895	$152,483	$97,300

We expect our total capital expenditure requirements in Fiscal 2006 will be approximately $155 to $160 million. Approximately $82 to $85 million will be spent on new store construction, store expansion and relocation, for a planned square footage increase of approximately 432,000 square feet, or 9.0%. Another approximately $38 to $40 million is planned for store renovation and refurbishment programs. Approximately $27 million will be spent to support continued investments in information systems, and approximately $8 million is planned for corporate office and distribution center initiatives and other general corporate purposes. The actual amount of our capital expenditures will depend in part on the number of stores opened, expanded and refurbished. See “Business-Stores and Expansion”.

A portion of the capital expenditures in Fiscal 2005 and Fiscal 2004 relates to costs associated with the June 2005 relocation of our corporate offices in New York City. As a result of this relocation, we adjusted the remaining lives of certain fixed assets at our former corporate offices to correlate to the expected move, the impact of which was not significant to the results of operations. In addition, we recorded a one-time write-off of approximately $9.5 million in the second quarter of Fiscal 2005 for lease costs related to our former offices at 142 West 57th Street in New York City. The related lease is scheduled to expire in September 2006.

In order to finance our operations and capital requirements, we expect to use internally generated funds. We believe that cash flow from operations will be sufficient to enable us to meet our ongoing cash needs for our business, as presently conducted, for the foreseeable future.

In Fiscal 1999, we issued an aggregate of $199.1 million principal amount at maturity Convertible Subordinated Debentures due 2019 (the “Convertible Debentures”). In May 2004, we notified the holders that we would redeem these Convertible Debentures. The holders had the option to convert their Convertible Debentures into common stock of the Company prior to redemption, and in June 2004, all the Convertible Debentures were converted for an aggregate total of 5.4 million shares of common stock. The conversion of the Convertible Debentures had no effect on diluted earnings per share.

On August 18, 2005, our Board of Directors approved a new $100 million securities repurchase program which replaced the $100 million securities repurchase program approved by our Board of Directors in August 2004. Under the new program, purchases of shares of our common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will become treasury shares available for general corporate and other purposes. During Fiscal 2005, we repurchased 1,700,000 shares of our common stock at a cost of approximately $45.1 million, of which 1,025,000 shares, or approximately $28.3 million, were repurchased under the August 2005 plan.

Substantially all associates of the Company who complete 1,000 hours of service are covered under a noncontributory defined benefit pension plan. Our funding obligations and liability under the terms of the plan are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on plan assets. The discount rate enables us to state expected future cash payments for pension benefits as a present value on the measurement date. A lower discount rate increases the present value of the benefit obligations and increases pension expense. The discount rate selected was based on a yield curve which uses expected cash flows from the pension plan, and then discounts those cash flows with the bond rate for that period. This resulted in a discount rate of 5.55%. A one percent decrease in the assumed discount rate would increase total net periodic pension expense for Fiscal 2006 by $2.5 million and would increase the projected benefit obligation at January 28, 2006 by $7.9 million. A one percent increase in the assumed discount rate would decrease these amounts by $2.2 million and $6.6 million, respectively.

Plan assets as of January 28, 2006 were allocated 67% in equities, 32% in bond related funds and 1% in short-term investments. For the purposes of developing long-term rates of return, it was assumed that the short-term investments were reallocated to equities and bond-related funds, yielding assumed long-term rates of return of 8.5% and 5.0% for equities and bond-related funds, respectively. To develop the expected long-term rate of return on plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. A lower expected rate of return on pension plan assets will increase pension expense. Our expected long-term rate of return on plan assets was 7.25% for both Fiscal 2005 and 2004. A one percent change in the long-term rate of return assumption would impact Fiscal 2006 pension expense by approximately $0.3 million. We contributed $5 million and $7.2 million to the pension plan in Fiscal 2005 and Fiscal 2004, respectively.

Based on review of our projected benefit obligation and discussion with our Pension Plan administrator, we recorded a cumulative $2.7 million adjustment to pension expense in Fiscal 2004. Approximately $2.2 million represented prior service and interest costs of the Plan, the impact of which was not considered material to any of the affected periods. See Note 8, “Retirement Plans” in the Notes to Consolidated Financial Statements for further discussion.

In April 2004, our Board of Directors approved a 3-for-2 split of our common stock, in the form of a stock dividend. One additional share of common stock for every two shares owned was distributed on May 26, 2004 to stockholders of record at the close of business on May 11, 2004. See the Consolidated Statements of Stockholders’ Equity for adjusted shares and per share data reflecting the issuance of additional shares in connection with the stock split.

In May 2000, our Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”). Rights under the Rights Plan (“Rights”) were distributed as a dividend at the rate of one Right for each share of our common stock held by stockholders of record as of the close of business on May 30, 2000. As a result of the May 2004 and an earlier May 2002 3-for-2 split of our common stock, each share of common stock now represents four-ninths of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the voting power of the Company as represented by our common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the voting power of the Company as represented by our common stock, holders of the Rights, other than the person or group triggering their exercise, will be able to purchase, in exchange for the $125 exercise price, shares of our common stock or of any company into which the Company is merged having a value of $250. The Rights will expire on May 18, 2010. No Rights were exercised under the Rights Plan during Fiscal 2005.

We are self-insured for expenses related to our employee point of service medical and dental plans, our workers’ compensation plan and for short-term disability, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis, and other relevant data. Management believes that it has taken reasonable steps to ensure that we are adequately accrued for costs incurred related to these programs at January 28, 2006.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations

The following table sets forth our contractual obligations as of January 28, 2006 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases (a)	$1,290,570	$168,467	$319,947	$272,757	$529,399
Purchase obligations:
Merchandise (b)	165,337	165,337	—	—	—
New store construction (c)	4,194	4,194	—	—	—
Information systems (d)	7,382	2,325	3,557	1,500	—
Employment agreements	7,027	2,357	4,348	322	—
Other (e)	7,731	4,702	3,029	—	—

Total	$1,482,241	$347,382	$330,881	$274,579	$529,399

(Footnotes on following page)

(Footnotes for preceding page)

(a)	Represents future minimum lease payments under non-cancelable operating leases as of January 28, 2006. The minimum lease payments above do not include common area maintenance (CAM) charges or real estate taxes, which are also required contractual obligations under our store and office operating leases. In many of our leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2005 were $63.3 million.

(b)	Represents open purchase orders with vendors for merchandise not yet received or recorded on our Consolidated Balance Sheet.

(c)	Represents commitments for Fiscal 2006 store construction not recorded on our Consolidated Balance Sheet.

(d)	Represents maintenance and license agreements for services to be provided and/or software not yet received or recorded on our Consolidated Balance Sheet.

(e)	Represents contractual commitments or open purchase orders for goods or services not received or recorded on our Consolidated Balance Sheet.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). This statement supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). For a public company that does not file as a small business issuer, SFAS No. 123(R) must be adopted as of the beginning of its first fiscal year that begins after June 15, 2005. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method under APB No. 25 and, as such, generally recognize no compensation cost for employee stock options or stock issuances under the Associate Discount Stock Purchase Plan.

SFAS No. 123(R) permits public companies to choose between the following two adoption methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date, or

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have elected to utilize the modified prospective application method for transition under SFAS No. 123(R). The pro-forma disclosure under SFAS No. 123 in the footnotes to our consolidated financial statements under Stock-Based Compensation for periods prior to Fiscal 2006 is not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under SFAS No. 123(R) in future periods. We estimate that the Fiscal 2006 impact to diluted earnings per share resulting from recording compensation expense related to stock options and our Associate Discount Stock Purchase Plan will be approximately $0.06. The potential impact of adopting SFAS No. 123(R) on our Fiscal 2006 results of operations and earnings per share is dependent on several factors including the number of options granted in Fiscal 2006, the fair value of those options which will be determined at the date of grant, the level of participation in our Associate Discount Stock Purchase Plan, the related income tax benefits recorded and the diluted shares outstanding. This estimate is based on certain assumptions as to these factors and the actual impact may differ if actual results vary from the assumptions.

FASB Staff Position No. 123(R)-4 (“FSP No. 123(R)-4”), “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” was issued in February 2006. FSP No. 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of SFAS No. 123(R) to incorporate the concept articulated in footnote 16 of that Statement. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. We have evaluated the impact of FSP No. 123(R)-4 and do not expect it will impact our accounting under SFAS No. 123(R).

FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” was issued in March 2005. FIN No. 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. We adopted FIN 47 in the fourth quarter of Fiscal 2005 and the effect on our consolidated financial statements was not material.

SFAS No. 153, “Exchanges of Nonmonetary Assets (an amendment of APB Opinion No. 29)” (“SFAS No. 153”) was issued in December 2004 and is effective for nonmonetary exchanges occurring after June 15, 2005 with prospective application. SFAS No. 153 replaces the exception to using fair value for nonmonetary exchanges of similar productive assets, with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We have analyzed the potential effect of SFAS No. 153 and do not believe it will have any impact on our consolidated financial statements.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

Based on the above, we have determined that our most critical accounting policies are those related to merchandise inventory valuation, asset impairment and income taxes. These policies are also discussed in Notes to the Consolidated Financial Statements, and in relevant sections of this discussion and analysis.

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

Asset Impairment - We follow SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that amortization of goodwill and indefinite life intangible assets be replaced with annual impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives. We perform impairment testing annually, or more frequently if conditions warrant, to determine whether an impairment charge related to the carrying value of recorded goodwill is necessary. The most recent impairment tests did not result in an impairment charge. In the case of long-lived tangible assets under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, if the undiscounted future cash flows related to the long-lived assets are less than the assets’ carrying value, a similar impairment charge would be considered. Management’s estimate of future cash flows is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in “Risk Factors”.

Income Taxes - We follow SFAS No. 109 “Accounting for Income Taxes,” which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets should be realized in the future. Our effective tax rate considers management’s judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax. We are currently involved in federal, state and local tax audits. Further, at any given time, many tax years are subject to audit by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates. While no adjustments to recorded amounts are anticipated, a 1% variance in our effective tax rate would affect net income after taxes by approximately $1.4 million in Fiscal 2005.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We currently maintain all of our cash and cash equivalents in financial instruments with original maturity dates of three months or less. Our Credit Facility allows for investments in financial instruments with original maturity dates of up to 12 months. We sold our short-term investments in auction rate securities during the first quarter of Fiscal 2005 and did not have any short-term investments as of January 28, 2006. Generally, for Fiscal 2004 and prior, over 60% of these financial instruments had a fixed rate of return and were therefore subject to interest rate risk. These fixed rate investments (auction rate securities) would have declined in value if interest rates increased.

Since our Convertible Debentures were redeemed in June 2004, our consolidated results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Credit Facility. As of January 28, 2006, we had no such amounts outstanding. The effect of interest rate changes on our financial results would depend on the amount of indebtedness outstanding at the time and the amount of such change.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements of the Company for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 are included as part of this Report (See Item 15):

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 28, 2006. The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears herein on page 26.

Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANNTAYLOR STORES CORPORATION:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AnnTaylor Stores Corporation and subsidiaries (the “Company”), maintained effective internal control over financial reporting as of January 28, 2006 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2006 of the Company and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP

New York, NY
March 13, 2006

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the Sections entitled “Election of Class III Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

The Company has Business Conduct Guidelines that apply to all Ann Taylor associates, including its chief executive officer and chief financial officer/principal accounting officer, as well as members of the Company’s Board of Directors. A copy of the Business Conduct Guidelines is available on the Company’s Investor Relations website at http://investor.anntaylor.com, and is available in print free of charge to any shareholder upon request. Any future changes or amendments to the Business Conduct Guidelines, and any waiver that applies to the Company’s chief executive officer, chief financial officer/principal accounting officer or controller, will also be posted on http://investor.anntaylor.com.

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Sections entitled “Compensation of Directors and Related Matters”, “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Sections entitled “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Section entitled “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Section entitled “Ratification of Engagement of Independent Auditors” in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this Annual Report:

1.	The following consolidated financial statements of the Company are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm; Consolidated Statements of Income for the Fiscal Years Ended January 28, 2006, January 29, 2005 and January 31, 2004; Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005; Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 28, 2006, January 29, 2005, and January 31, 2004; Consolidated Statements of Cash Flows for the Fiscal Years Ended January 28, 2006, January 29, 2005 and January 31, 2004; Notes to Consolidated Financial Statements.

2.	Schedules other than the above have been omitted because they are not applicable.

3.	The exhibits filed as a part of this Annual Report are listed in the Exhibit Index.

(b)	The exhibits listed in the Exhibit Index attached hereto are filed as part of this Annual Report and incorporated herein by reference.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNTAYLOR STORES CORPORATION

By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer

Date: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kay Krill Kay Krill	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2006 Date

/s/ James M. Smith James M. Smith	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2006 Date

/s/ Ronald W. Hovsepian Ronald W. Hovsepian	Non-Executive Chairman of the Board and Director	March 13, 2006 Date

/s/ James J. Burke, Jr. James J. Burke, Jr.	Director	March 13, 2006 Date

/s/ Wesley E. Cantrell Wesley E. Cantrell	Director	March 13, 2006 Date

/s/ Robert C. Grayson Robert C. Grayson	Director	March 13, 2006 Date

/s/ Dale W. Hilpert Dale W. Hilpert	Director	March 13, 2006 Date

/s/ Linda A. Huett Linda A. Huett	Director	March 13, 2006 Date

/s/ Michael W. Trapp Michael W. Trapp	Director	March 13, 2006 Date

/s/ Barbara A. Turf Barbara A. Turf	Director	March 13, 2006 Date

A NNTAYLOR STORES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANNTAYLOR STORES CORPORATION:

We have audited the accompanying consolidated balance sheets of AnnTaylor Stores Corporation and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years ended January 28, 2006, January 29, 2005, and January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years ended January 28, 2006, January 29, 2005, and January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, NY
March 13, 2006

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Fiscal Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands, except per share amounts)
Net sales	$2,073,146	$1,853,583	$1,587,708
Cost of sales	1,017,122	906,035	721,463

Gross margin	1,056,024	947,548	866,245
Selling, general and administrative expenses	924,998	842,590	694,958

Operating income	131,026	104,958	171,287
Interest income	9,318	5,037	3,298
Interest expense	2,083	3,641	6,665

Income before income taxes	138,261	106,354	167,920
Income tax provision	56,389	43,078	67,193

Net income	$81,872	$63,276	$100,727

Basic earnings per share	$1.14	$0.91	$1.51
Weighted average shares outstanding	71,554	69,607	66,614
Diluted earnings per share	$1.13	$0.88	$1.42
Weighted average shares outstanding, assuming dilution	72,270	72,933	73,145

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED BALANCE SHEETS

January 28, 2006 and January 29, 2005

	January 28, 2006	January 29, 2005
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$380,654	$62,412
Short-term investments	—	192,400
Accounts receivable	17,091	12,573
Merchandise inventories	204,503	229,218
Prepaid expenses and other current assets	73,964	90,711

Total current assets	676,212	587,314
Property and equipment, net	512,765	434,328
Goodwill	286,579	286,579
Deferred financing costs, net	1,017	1,382
Other assets	16,333	17,735

Total assets	$1,492,906	$1,327,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$97,398	$88,340
Accrued salaries and bonus	8,633	21,617
Accrued tenancy	44,036	32,264
Gift certificates and merchandise credits redeemable	45,916	38,892
Accrued expenses	61,603	62,633

Total current liabilities	257,586	243,746
Deferred lease costs	198,714	147,984
Other liabilities	2,124	8,864
Commitments and contingencies (see note 4)
Stockholders’ equity
Common stock, $.0068 par value; 120,000,000 shares authorized; 81,998,648 and 80,085,690 shares issued, respectively	558	545
Additional paid-in capital	723,230	669,128
Retained earnings	527,325	445,410
Deferred compensation on restricted stock	(12,006)	(11,746)

	1,239,107	1,103,337
Treasury stock, 9,507,361 and 9,453,242 shares respectively, at cost	(204,625)	(176,593)

Total stockholders’ equity	1,034,482	926,744

Total liabilities and stockholders’ equity	$1,492,906	$1,327,338

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

(in thousands)

			Additional Paid-in Capital	Retained Earnings	Restricted Stock Awards
	Common Stock					Treasury
	Shares	Amount				Shares	Amount	Total
Balance at February 1, 2003	73,400	$498	$499,895	$284,548	$(3,968)	6,077	$(78,120)	$702,853
Net income	—	—	—	100,727	—	—	—	100,727
Exercise of stock options and related tax benefit	650	5	13,905	(2,701)	—	(772)	13,212	24,421
Amortization of restricted stock	—	—	—	—	3,678	—	—	3,678
Issuance of restricted stock	—	—	1,052	(387)	(6,433)	(337)	5,768	—
Forfeiture of restricted stock	(5)	—	(54)	(41)	575	30	(480)	—
Repurchase of common and restricted stock	—	—	—	—	—	1,133	(14,682)	(14,682)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	153	2	1,857	—	—	—	—	1,859

Balance at January 31, 2004	74,198	505	516,655	382,146	(6,148)	6,131	(74,302)	818,856
Net income	—	—	—	63,276	—	—	—	63,276
Exercise of stock options and related tax benefit	358	2	20,097	—	—	(987)	12,385	32,484
Amortization of restricted stock	—	—	—	—	7,392	—	—	7,392
Issuance of restricted stock	—	—	7,482	—	(16,605)	(614)	9,123	—
Forfeiture of restricted stock	(20)	—	(1,502)	(12)	3,615	123	(2,101)	—
Repurchase of common and restricted stock	—	—	—	—	—	4,800	(121,698)	(121,698)
Conversion of sub debentures	5,410	37	123,447	—	—	—	—	123,484
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	140	1	2,949	—	—	—	—	2,950

Balance at January 29, 2005	80,086	545	669,128	445,410	(11,746)	9,453	(176,593)	926,744
Net income	—	—	—	81,872	—	—	—	81,872
Exercise of stock options and related tax benefit	1,758	12	44,729	—	—	(1,386)	15,872	60,613
Amortization of stock awards	—	—	32	—	10,368	—	—	10,400
Issuance of restricted stock	—	—	7,441	—	(13,573)	(521)	6,132	—
Forfeiture of restricted stock	8	—	(1,105)	43	2,945	137	(1,883)	—
Repurchase of common and restricted stock	—	—	—	—	—	1,824	(48,153)	(48,153)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	147	1	3,005	—	—	—	—	3,006

Balance at January 28, 2006	81,999	$558	$723,230	$527,325	$(12,006)	9,507	$(204,625)	$1,034,482

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands)
Operating activities:
Net income	$81,872	$63,276	$100,727
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of stock awards	10,400	7,392	3,678
Deferred income taxes	(15,421)	(5,022)	3,618
Depreciation and amortization	93,786	78,657	66,798
Loss on disposal and write-down of property and equipment	3,497	1,301	1,315
Non-cash interest	789	1,858	4,318
Tax benefit from exercise of stock options	12,566	7,262	4,050
Non-cash compensation expense	770	5,350	—
Changes in assets and liabilities:
Accounts receivable	(5,024)	39	(2,065)
Merchandise inventories	24,715	(57,159)	10,926
Prepaid expenses and other current assets	24,678	(28,621)	(6,725)
Other non-current assets and liabilities, net	50,510	32,713	13,203
Accounts payable and accrued expenses	28,185	46,881	7,942

Net cash provided by operating activities	311,323	153,927	207,785

Investing activities:
Purchases of available-for-sale securities	(20,600)	(414,150)	(430,450)
Sales of available-for-sale securities	213,000	532,125	285,175
Purchases of property and equipment	(187,613)	(137,168)	(89,687)

Net cash provided by (used in) investing activities	4,787	(19,193)	(234,962)

Financing activities:
Issuance of common stock pursuant to Associate
Discount Stock Purchase Plan	3,006	2,950	1,859
Proceeds from exercise of stock options	47,279	19,889	20,472
Payment of financing costs	—	(22)	(1,536)
Repurchases of common and restricted stock	(48,153)	(121,698)	(14,682)

Net cash provided by (used in) financing activities	2,132	(98,881)	6,113

Net increase (decrease) in cash	318,242	35,853	(21,064)
Cash and cash equivalents, beginning of year	62,412	26,559	47,623

Cash and cash equivalents, end of year	$380,654	$62,412	$26,559

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,293	$1,770	$2,202

Income taxes	$47,030	$58,226	$56,147

Conversion of Convertible Debentures into common stock, net of unamortized deferred financing costs	$—	$123,484	$—

Accrual for purchases of property and equipment	$17,157	$31,502	$16,187

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

AnnTaylor Stores Corporation (the “Company”) is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “Ann Taylor Loft” (“LOFT”) and “Ann Taylor Factory” brands. Its principal market consists of the United States. The Company sells its products through traditional retail stores and over the internet at anntaylor.com and anntaylorLOFT.com (together, the “Online Stores”).

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including AnnTaylor, Inc. The Company has no material assets other than the common stock of Ann Taylor, Inc. and conducts no business other than the management of Ann Taylor, Inc. All intercompany accounts have been eliminated in consolidation.

In 2004, the Company effected a 3-for-2 split of its common stock in the form of a stock dividend. All per share amounts and shares outstanding, including all common stock equivalents (stock options and restricted stock), have been retroactively restated in the Consolidated Financial Statements and in the Notes to Consolidated Financial Statements for all periods presented to reflect the stock spilt.

The Company has determined that acquisitions of property and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property and equipment, should not have been reported in the statements of cash flows. The Company’s financial statements for the fiscal years ended January 29, 2005 and January 31, 2004 have been revised to reflect a decrease in cash flows from operating activities with a corresponding increase in cash flows from investing activities of $15.3 million and $7.6 million, respectively, which represents the change in the accrual year over year. Purchases of property and equipment acquired on account are now presented as supplemental disclosure of non-cash items. This revision has no effect on net income or the amount of cash and cash equivalents reported.

Fiscal Year

The Company follows the standard fiscal year of the retail industry, which is a 52-or 53-week period ending on the Saturday closest to January 31. All fiscal years presented in this report include 52 weeks.

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

Cash and Cash Equivalents

Cash and short-term highly liquid investments with original maturity dates of 3 months or less are considered cash or cash equivalents. The Company invests excess cash primarily in money market accounts and short-term commercial paper.

Short-Term Investments

The Company’s short-term investments have consisted of auction rate securities which represent funds available for current operations. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, these short-term investments are classified as available-for-sale and are carried at cost, or par value which approximates the fair market value. The Company sold its short-term investments in the first quarter of Fiscal 2005 and did not have any short-term investments as of January 28, 2006.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Building	40 years
Leasehold improvements	10 years or term of lease, if shorter
Furniture, fixtures and equipment	2-10 years
Software	5 years

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Deferred Rent Obligations

Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space and begins construction build-out. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight-line basis as a reduction of rent expense beginning in the period they are deemed to be earned, which often is subsequent to the date of initial possession and generally coincides with the occupancy date. The current portion of unamortized deferred lease costs and construction allowances is included in “Accrued tenancy”, and the long-term portion is included in “Deferred lease costs” on the Company’s Consolidated Balance Sheets.

Deferred Financing Costs

Deferred financing costs are amortized using the interest method over the term of the related debt. Accumulated amortization at January 28, 2006 and January 29, 2005 was approximately $4.9 million and $4.5 million respectively. Amortization expense recognized was approximately $365,000, $441,000 and $820,000 in Fiscal 2005, 2004 and 2003, respectively. Approximately $77,000 and $203,000 in Fiscal 2004 and 2003, respectively, is related to the amortization of deferred financing costs on the Company’s Convertible Subordinated Debentures, which were redeemed in June 2004 (See Note 3 – “Long-Term Debt”). As a result of the redemption, deferred financing costs of approximately $3.1 million were charged to the carrying value of the Company’s Convertible Subordinated Debentures.

Goodwill and Other Long-Lived Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on February 3, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. The Company performs annual impairment testing which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill is necessary. As a result of this testing, the Company concluded that there was no such impairment loss necessary for Fiscal 2005, 2004 or 2003. This will be reevaluated annually during the fourth quarter, or more frequently if necessary, using similar testing. In the case of long-lived tangible assets under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, if the undiscounted future cash flows related to the long-lived assets are less than the assets’ carrying value, a similar impairment charge would be considered. Management’s estimate of future cash flows is based on historical experience, knowledge, and market data. As a result of this testing, there were no material impairment losses recorded for Fiscal 2005, 2004 or 2003.

Advertising

Costs associated with the production of advertising, such as printing and other costs as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in print. Costs of direct mail catalogs and postcards are fully expensed when the advertising is scheduled to first arrive in clients’ homes. Advertising costs were approximately $55.6 million, $62.3 million and $39.0 million in Fiscal 2005, 2004 and 2003, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Stock-based Awards

The Company accounts for stock-based awards and employees’ purchase rights under the Associate Discount Stock Purchase Plan using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), under which no compensation cost is recognized for stock option awards granted at fair market value and employees’ purchase rights under the Associate Discount Stock Purchase Plan. Had compensation costs of option awards and employees’ purchase rights been determined under a fair value alternative method as stated in SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company would have been required to prepare a fair value model for such options and employees’ purchase rights, and record such amount in the consolidated financial statements as compensation expense. Pro forma stock-based employee compensation costs, net income and earnings per share, as they would have been recognized if the fair value method had been applied to all awards, are presented in the table below. The Company is currently evaluating the provisions of SFAS No. 123(R), “Share-Based Payment”, and plans to adopt its provisions in Fiscal 2006.

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands, except per share data)
Net income:
As reported	$81,872	$63,276	$100,727
Add: Stock-based employee compensation expense included in net income, net of related tax effects	6,613	7,581	2,207
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,162)	(13,487)	(5,724)

Pro forma	$78,323	$57,370	$97,210

Basic earnings per share:
As reported	$1.14	$0.91	$1.51

Pro forma	$1.09	$0.82	$1.46

Diluted earnings per share:
As reported	$1.13	$0.88	$1.42

Pro forma	$1.08	$0.80	$1.37

Deferred Compensation

Restricted stock awards result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of stockholders’ equity and is amortized to operating expenses over the vesting period of the stock award using the accelerated attribution method under FASB Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

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

Segments

The Company has aggregated its Ann Taylor and LOFT brands based on the aggregation criteria outlined in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, which states that two or more operating segments may be aggregated into a single operating segment if aggregation is consistent with the objective and basic principles of the Statement, if the segments have similar economic characteristics, similar product, similar production process, similar clients, and similar methods of distribution.

Ann Taylor and LOFT have similar economic characteristics and similar operating, financial and competitive risks. Ann Taylor and LOFT are similar in nature of product, as they both offer women’s apparel, shoes and accessories. The merchandise inventory for both Ann Taylor and LOFT is sourced from the same countries and some of the same vendors, using similar production processes. Ann Taylor and LOFT clients have similar characteristics, based on independent market research. Ann Taylor and LOFT merchandise is distributed to retail stores in a similar manner, through the Company’s Louisville Distribution Center. In addition, both Ann Taylor and LOFT are distributed to clients in a similar manner, through the Company’s retail stores located primarily in malls and downtown areas.

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At January 28, 2006 and January 29, 2005, management believes that the carrying amounts of cash, short-term investments, receivables and payables approximate fair value because of the short maturity of these financial instruments.

Self Insurance

The Company is self-insured for certain losses related to employee medical, dental, workers’ compensation benefits and short-term disability. Costs for self-insurance claims filed and claims incurred but not reported are accrued based on known claims and historical experience. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the accrued liability.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). This statement supercedes APB No. 25, “Accounting for Stock Issued to Employees”. For a public company that does not file as a small business issuer, SFAS No. 123(R) must be adopted as of the beginning of its first fiscal year that begins after June 15, 2005. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB No. 25 and, as such, generally recognizes no compensation cost for employee stock options or stock issuances under the Associate Discount Stock Purchase Plan.

SFAS No. 123(R) permits public companies to choose between the following two adoption methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date, or

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has elected to utilize the modified prospective application method for transition under SFAS No. 123(R). The pro forma disclosure under SFAS No. 123 in the footnotes to the Company’s consolidated financial statements under Stock-Based Compensation for periods prior to Fiscal 2006 is not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under SFAS No. 123(R) in future periods. The Company has evaluated the requirements of SFAS No. 123(R) and has determined that its adoption will result in Fiscal 2006 compensation costs of approximately $5.4 million on a pre-tax basis relating to awards outstanding as of January 28, 2006. Future levels of compensation cost recognized related to stock-based compensation awards will be impacted by new awards and/or modifications, repurchases and cancellations of existing awards after the adoption of SFAS No. 123(R).

FASB Staff Position No. 123(R)-4 (“FSP No. 123(R)-4”), “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” was issued in February 2006. FSP No. 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of SFAS No. 123(R) to incorporate the concept articulated in footnote 16 of that Statement. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. The Company has evaluated the impact of FSP No. 123(R)-4 and does not expect it will have any impact on our accounting under SFAS No. 123(R).

FIN No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” was issued in March 2005. FIN No. 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN No. 47 was adopted for the year ended January 28, 2006 and such adoption did not have a material impact on our financial position or results of operations.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 153 (“SFAS No. 153”), “Exchanges of Nonmonetary Assets (an amendment of APB Opinion No. 29)” was issued in December 2004 and is effective for nonmonetary exchanges occurring after June 15, 2005 with prospective application. SFAS No. 153 replaces the exception to using fair value for nonmonetary exchanges of similar productive assets, with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company has analyzed the potential effect of SFAS No. 153 and has determined there to be no significant impact to its consolidated financial statements.

2.	Property and Equipment

Property and equipment consists of the following:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005
	(in thousands)
Land and building	$10,419	$10,040
Leasehold improvements	516,727	412,920
Furniture, fixtures, equipment and software	422,228	361,856
Construction in progress	46,523	68,954

	995,897	853,770
Less accumulated depreciation and amortization	483,132	419,442

Net property and equipment	$512,765	$434,328

Depreciation and amortization expense was approximately $93.8 million, $78.7 million and $66.8 million in Fiscal 2005, 2004 and 2003, respectively.

3.	Long-Term Debt

In Fiscal 1999, the Company issued an aggregate of $199.1 million principal amount at maturity Convertible Subordinated Debentures due 2019 (the “Convertible Debentures”). In May 2004, the Company notified the holders that it would redeem these Convertible Debentures. The holders had the option to convert their Convertible Debentures into common stock of the Company prior to redemption, and, in June 2004, all the Convertible Debentures were converted for an aggregate total of 5.4 million shares of common stock. The conversion of Convertible Debentures had no effect on diluted earnings per share.

In November 2003, Ann Taylor, Inc. and certain of its subsidiaries entered into a Second Amended and Restated $175.0 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility, which, at the Company’s option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250.0 million, matures on November 14, 2008 and is used by Ann Taylor, Inc. and certain of its subsidiaries for letters of credit and other general corporate purposes.

Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under the Credit Facility at any point during Fiscal 2005 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $136.5 million and $149.8 million as of January 28, 2006 and January 29, 2005, respectively leaving a remaining available balance for loans and letters of credit of $38.5 million and $25.2 million as of January 28, 2006 and January 29, 2005, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Long-Term Debt (Continued)

Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the option of Ann Taylor, Inc., the Bank of America Base Rate, or LIBOR Rate, plus a margin of up to 0.25%, and 1.25% to 2.00%, respectively. In addition, Ann Taylor, Inc. is required to pay the lenders a monthly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.325% to 0.40% per annum. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.75% and from 1.25% to 2.00%, respectively. The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens.

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

The lenders have been granted a pledge of the common stock of Ann Taylor, Inc. and certain of its subsidiaries, and a security interest in substantially all real and personal property (other than leasehold interests) and all other assets of Ann Taylor, Inc. and certain of its subsidiaries, as collateral for Ann Taylor, Inc.’s obligations under the Credit Facility.

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

Future minimum lease payments under non-cancelable operating leases as of January 28, 2006 are as follows:

Fiscal Year	(in thousands)
2006	$168,467
2007	165,020
2008	154,927
2009	142,652
2010	130,105
2011 and thereafter	529,399

Total	$1,290,570

The minimum lease payments above do not include common area maintenance (CAM) charges or real estate taxes, which are also required contractual obligations under our store and office operating leases. In many of our leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2005 were $63.3 million.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Commitments and Contingencies (Continued)

Leases (Continued)

Rent expense for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 was as follows:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands)
Minimum rent	$186,522	$138,744	$118,869
Percentage rent	2,809	2,464	1,575

Total	$189,331	$141,208	$120,444

The Company recorded a one-time write off in the second quarter of Fiscal 2005 of approximately $9.5 million for lease costs related to its former corporate offices at 142 West 57th Street in New York City upon cessation of use. The amount is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The related lease is scheduled to expire in September 2006.

Other

During Fiscal 2005, the Company was served with three putative class action lawsuits in California relating to how it classified certain of its employees under California overtime laws. These actions are similar to numerous suits that have been filed against retailers and others with operations in California.

On February 15, 2005, two former managers of the Company’s California stores filed a putative class action against AnnTaylor Retail, Inc. in Los Angeles County Superior Court alleging that it misclassified its store managers and senior assistant and assistant store managers as exempt from California overtime wage and hour laws, thereby depriving them of overtime pay and adequate meal breaks. On May 5, 2005, a second putative class action was filed against the Company in San Francisco County Superior Court by a former senior assistant manager of one of its stores in California alleging violations of California labor laws with respect to overtime pay as well as adequate meal and rest periods. On December 12, 2005, another former senior assistant manager of one of the Company’s California stores filed a third putative class action in Los Angeles Superior Court against the Company, AnnTaylor Retail, Inc. and AnnTaylor, Inc. alleging the misclassification of senior assistant and assistant managers as exempt from California overtime laws, thereby denying them overtime pay and required meal and rest periods.

The plaintiffs in these three actions seek recovery in an unstated dollar amount for alleged unpaid wages, statutory penalties, interest, attorneys’ fees and costs and injunctive relief. In addition, in the third putative class action, the plaintiff seeks punitive damages. As of this date, there has been no decision by the court on whether a class will be certified or on the merits of the plaintiffs’ misclassification claim.

On February 28, 2006, the Company reached a tentative agreement to settle the first two of these putative class action lawsuits. While the Company denies the allegations underlying the lawsuits, it has agreed to the tentative settlement to avoid significant legal fees, other expenses and management time that would have to be devoted to protracted litigation. The tentative settlement agreement, which is subject to final documentation and court approval, provides for a settlement payment of approximately $6.5 million. The proposed settlement class covers the Company’s store managers, senior assistant managers and assistant managers employed in California during the period from February 15, 2001 to the date of final approval of the settlement. Since the first two lawsuits cover the same employees and the same claims as those covered in the third lawsuit, if the settlement is approved, it is expected to dispose of the class claims in all three lawsuits, including penalties, interest and attorney’s fees. While the first two cases are awaiting court approval of the settlement, the Company has asked the court to dismiss portions of and/or stay the third putative class action. That motion is pending.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Commitments and Contingencies (Continued)

Other (Continued)

In accordance with SFAS No. 5 “Accounting for Contingencies”, the Company recorded a $6.5 million charge in the fourth quarter of Fiscal 2005 in connection with this tentative settlement. The amount is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The settlement payment is expected to be made in Fiscal 2006.

On October 3, 2005, a former employee of one of the Company’s California stores served AnnTaylor Retail, Inc. with a putative class action lawsuit in Santa Clara County Superior Court alleging that it denies California employees earned vacation pay through its allegedly unlawful policies related to vacation, personal days and holidays. The putative class members seek recovery in an unstated dollar amount for alleged unpaid vacation wages for former and current associates, waiting time penalties, prejudgment interest and injunctive relief. A non-binding mediation with respect to this action is scheduled to take place in May 2006. This action is at a preliminary stage and, accordingly, it is too early to evaluate the outcome.

The Company is also a party to routine litigation incidental to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial position, consolidated results of operations, or liquidity of the Company. In addition, the Company is subject to periodic audits of its various tax returns by government agencies which could result in possible income tax liabilities. Although the outcome of these matters cannot currently be determined, the Company believes adequate provision has been made for any potential unfavorable financial statement impact.

5.	Net Income per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options, vesting of unvested restricted stock, and for Fiscal 2004 and Fiscal 2003, conversion of all outstanding convertible securities, if the effect is dilutive.

In Fiscal 2004, the Company effected a 3-for-2 split of its common stock, in the form of a stock dividend. Shares outstanding, as well as basic and diluted earnings per share (adjusted for the effect of the stock split) follow:

	Fiscal Years Ended
	January 28, 2006			January 29, 2005			January 31, 2004
	(in thousands, except per share amounts)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share
Income available to common stockholders	$81,872	71,554	$1.14	$63,276	69,607	$0.91	$100,727	66,614	$1.51
Effect of Dilutive Securities
Stock options and Restricted stock	—	716		—	1,275		—	1,122
Convertible Debentures	—	—		1,113	2,051		2,895	5,409

Diluted Earnings per Share
Income available to common stockholders	$81,872	72,270	$1.13	$64,389	72,933	$0.88	$103,622	73,145	$1.42

Options to purchase 1,508,726, 1,554,025 and 399,375 shares of common stock were excluded from the above computations of weighted average shares for diluted earnings per share for Fiscal 2005, 2004 and 2003, respectively. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Other Equity and Stock Incentive Plans

Preferred Stock

At January 28, 2006, January 29, 2005 and January 31, 2004, there were 2 million shares of preferred stock, par value $0.01, authorized and unissued.

Repurchase Program

On August 18, 2005, the Company’s Board of Directors approved a new $100 million securities repurchase program which replaced the $100 million securities repurchase program approved by the Company’s Board of Directors in August 2004. Under the new program, purchases of shares of the Company’s Common Stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. During Fiscal 2005, the Company repurchased 1,700,000 shares of its common stock at a cost of approximately $45.1 million of which 1,025,000 shares, or approximately $28.3 million, were repurchased under the August 2005 plan.

Associate Discount Stock Purchase Plan

In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”) and reserved 562,500 shares for issuance under the Stock Purchase Plan. In Fiscal 2002, an additional 900,000 shares of the Company’s common stock were reserved for issuance under the Stock Purchase Plan. Under the terms of the Stock Purchase Plan, which was revised during Fiscal 2003, eligible employees may purchase shares of the Company’s common stock quarterly, at a price equal to the lower of 85% of the closing price of the Company’s common stock on the grant date or the purchase date of each quarterly stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. During Fiscal 2005, Fiscal 2004, and Fiscal 2003, 146,868, 139,804 and 153,196 shares respectively were issued pursuant to the Stock Purchase Plan, at an average price per share of $20.46, $21.33 and $12.13, respectively. At January 28, 2006, there were 429,854 shares available for future issuance under the Stock Purchase Plan. Beginning in Fiscal 2006, SFAS No. 123(R) will require that compensation cost be recorded for the entire amount of the discount.

Stock Incentive Plans

The Company has established four stock incentive plans, which are summarized below:

					Shares Reserved for Issuance at January 28, 2006	Shares Available For Future Grant
			Shares Reserved
Year Established	Defined Name	Plan Name	Restricted Stock (a)	Total Authorized
1992	1992 Plan	1992 Stock Option and Restricted Stock and Unit Award Plan	713,250	7,200,000	228,936	—
2000	2000 Plan	2000 Stock Option and Restricted Stock Award Plan	562,500	2,250,000	307,473	181,775
2001	2002 Plan	2002 Stock Option and Restricted Stock and Unit Award Plan	787,500	4,500,000	2,134,250	433,405
2003	2003 Plan	2003 Equity Incentive Plan	660,000	3,300,000	2,563,703	55,133

(a)	The Company may issue restricted stock grants up to the levels provided under each plan, however shares not used for this purpose are available for issuance as stock option grants, except for 150,750 shares under the 1992 Plan.

Not included in the above table are options to purchase 175,000 shares of common stock and 75,000 shares of restricted common stock granted to Laura Weil, Chief Operating Officer, in 2005 using the employment inducement award exemption under the New York Stock Exchange rules.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock options generally vest either (i) over a four year period, with 25% becoming exercisable on each of the first four anniversaries of the grant; or (ii) over a three year period, with 33.33% becoming exercisable on each of the first three anniversaries of the grant. In general, stock options granted under all of the plans expire ten years from the date of grant.

The following table summarizes stock option transactions for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004:

	Option Prices	Weighted Average Price	Number of Shares
Options outstanding at February 1, 2003	$5.11 - $21.19	$15.13	6,692,130
Granted	$12.71 - $26.49	$15.39	1,979,250
Exercised	$6.89 - $21.19	$14.33	(1,422,056)
Canceled	$10.36 - $19.67	$15.81	(437,774)

Options outstanding at January 31, 2004	$6.44 - $26.49	$15.33	6,811,550
Granted	$20.59 - $30.12	$28.23	1,997,542
Exercised	$6.89 - $20.39	$14.77	(1,345,218)
Canceled	$11.16 - $30.12	$20.67	(829,438)

Options outstanding at January 29, 2005	$6.44 - $30.12	$18.71	6,634,436
Granted	$22.01 - $32.96	$25.61	2,012,100
Exercised	$6.44 - $30.12	$15.13	(3,144,325)
Canceled	$12.01 - $30.12	$22.58	(763,162)

Options outstanding at January 28, 2006	$7.61 - $32.96	$23.39	4,739,049

Options for 1,223,834, 3,247,326 and 2,850,404 shares were exercisable as of January 28, 2006, January 29, 2005 and January 31, 2004, respectively, and had a weighted average exercise price of $20.92, $15.53 and $15.60 per share, respectively.

The following table summarizes information concerning options outstanding and exercisable at January 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 6.59 - $ 9.89	45,935	2.5	$9.38	45,935	$9.38
$ 9.89 - $13.18	580,459	6.6	$12.56	195,575	$12.27
$13.18 - $16.48	156,563	6.0	$14.56	112,688	$14.12
$16.48 - $19.78	478,691	5.5	$17.08	221,180	$17.23
$19.78 - $23.07	483,375	8.5	$22.22	146,937	$22.10
$23.07 - $26.37	1,241,550	8.9	$25.52	24,750	$25.61
$26.37 - $29.66	886,450	7.6	$27.18	270,300	$26.89
$29.66 - $32.96	866,026	7.9	$30.17	206,469	$30.12

$ 6.59 - $32.96	4,739,049	7.7	$23.39	1,223,834	$20.92

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Other Equity and Stock Incentive Plans (Continued)

Stock Incentive Plans (Continued)

During Fiscal 2004, the Company amended each of its 1992, 2000, 2002 and 2003 Plans to provide certain separated associates additional time to exercise vested stock options subsequent to termination. As a result of this amendment, the Company recorded $770,000 and $3.9 million in compensation cost in Fiscal 2005 and 2004, respectively.

The weighted average fair values of options on their grant date during Fiscal 2005, 2004 and 2003, where the exercise price equaled the market price on the date of grant, were $7.26, $7.91 and $6.05, respectively. The estimated fair value of each option grant is calculated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Expected volatility	30.7%	33.5%	51.4%
Risk-free interest rate	3.0%	1.2%	1.2%
Expected life (years)	4.1	4.0	4.0
Dividend yield	—	—	—

All the plans allow for restricted stock awards, and the 2002 Plan and 2003 Plan also include restricted unit awards. A unit represents the right to receive the cash value of a share of common stock on the date the restrictions on the unit lapse. No restricted units have been granted under the Plans. The restrictions on restricted stock or restricted unit grants generally lapse over a four-year period from the date of the grant. In the event a grantee terminates employment with the Company, any restricted stock or restricted units remaining subject to restrictions are forfeited. During Fiscal 2005, 2004 and 2003 certain executives were awarded time and/or performance vesting restricted common stock. The resulting unearned compensation expense, based upon the market value on the date of grant, was charged to stockholders’ equity and is being amortized over the vesting period or for performance grants, over the period which the performance targets are met. The weighted average fair values of restricted stock awards on their grant date during Fiscal 2005, 2004 and 2003, were $25.33, $22.32 and $18.53, respectively.

The following table summarizes restricted stock activity and its impact on net income for the years ended January 28, 2006, January 29, 2005 and January 31, 2004.

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(dollars in thousands)
Shares outstanding – beginning of period	824,180	654,607	607,913
Shares granted	520,740	614,150	336,750
Shares vested	(282,772)	(300,776)	(255,743)
Shares forfeited	(129,246)	(143,801)	(34,313)

Shares outstanding – end of period	932,902	824,180	654,607

Compensation expense	$10,368	$7,392	$3,678

The table above does not include a grant made to Kay Krill, Chief Executive Officer, of 400,000 shares of restricted common stock on November 17, 2005; 200,000 of such restricted shares generally shall vest over time with one-third vesting on each of October 1, 2006, October 1, 2007 and October 1, 2008; and the remaining 200,000 restricted shares generally shall be eligible to vest pro rata on the 15th of March following the end of each of the Company’s 2006, 2007 and 2008 fiscal years based upon the attainment of certain performance goals as determined by the Compensation Committee and approved by the Board (in each case, subject to Ms. Krill’s continued employment with the Company). This grant is subject to shareholder approval of an amendment of the Company’s 2003 Plan to increase the number of shares available for grant under that Plan.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Other Equity and Stock Incentive Plans (Continued)

Stockholder Rights Plan

In May 2000, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”). Rights under the Rights Plan (“Rights”) were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on May 30, 2000. As a result of the May 2004 and May 2002 3-for-2 splits of the Company’s common stock, each share of common stock now represents four-ninths of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the voting power of the Company as represented by the Company’s common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the voting power of the Company as represented by the Company’s common stock, holders of the Rights, other than the person or group triggering their exercise, will be able to purchase, in exchange for the $125 exercise price, shares of the Company’s common stock or of any company into which the Company is merged having a value of $250. The Rights will expire on May 18, 2010. No Rights were exercised under the Rights Plan in Fiscal 2005.

7.	Income Taxes

The provision for income taxes for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 consists of the following:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands)
Federal:
Current	$58,024	$36,654	$48,595
Deferred	(13,632)	(3,469)	4,818

Total federal	44,392	33,185	53,413

State and local:
Current	12,661	9,821	14,291
Deferred	(1,731)	(1,472)	(1,115)

Total state and local	10,930	8,349	13,176

Foreign:
Current	1,075	1,632	691
Deferred	(8)	(88)	(87)

Total foreign	1,067	1,544	604

Total	$56,389	$43,078	$67,193

The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 is as follows:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands, except percentages)
Income before income taxes	$138,261	$106,354	$167,920
Federal statutory rate	35%	35%	35%

Provision for income taxes at federal statutory rate	48,391	37,224	58,772
State and local income taxes, net of federal income tax benefit	7,108	5,431	6,959
Earnings (losses) of foreign subsidiaries	60	191	263
Other	830	232	1,199

Provision for income taxes	$56,389	$43,078	$67,193

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Income Taxes (Continued)

The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of January 28, 2006 and January 29, 2005 are as follows:

	January 28, 2006	January 29, 2005
	(in thousands)
Current:
Inventory	$7,005	$8,096
Accrued expenses	7,498	3,184
Real estate	9,354	4,646

Total current	$23,857	$15,926

Non-current:
Accrued expenses	$880	$2,054
Depreciation and amortization	(80,540)	(67,379)
Rent expense	80,931	61,649
Other	2,529	36

Total non-current	$3,800	$(3,640)

Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered permanently reinvested, which at January 28, 2006 amounted to approximately $6.6 million. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $2.1 million.

In October 2004, the American Jobs Creation Act (“Jobs Act”) was signed into law. The Jobs Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Jobs Act. Under the Jobs Act, the Company may elect to apply this provision to qualifying earnings repatriations occurring in its 2004 or 2005 taxable year. At this time, the Company has made a determination that it does not expect to elect to apply the provision to any distributions occurring in either of these taxable years.

8.	Retirement Plans

Savings Plan

The Company maintains a defined contribution 401(K) savings plan for substantially all full-time employees of Ann Taylor and its subsidiaries. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. The Company makes a matching contribution of 50% with respect to the first 3% of each participant’s annual earnings contributed to the plan, up to a maximum of $3,150 for Fiscal 2005. The Company’s contributions to the plan for Fiscal 2005, Fiscal 2004 and Fiscal 2003 were approximately $1.3 million, $1.3 million and $1.4 million, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Retirement Plans (Continued)

Pension Plan

Substantially all associates of the Company who complete 1,000 hours of service are covered under a noncontributory defined benefit pension plan. The plan calculates benefits based on a career average formula.

The following table provides information for the pension plan at January 28, 2006 and January 29, 2005:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$30,034	$21,037
Prior service and interest cost	226	2,215
Service cost	4,973	4,024
Interest cost	1,730	1,359
Amendment	—	481
Actuarial loss	3,616	2,991
Benefits paid	(2,972)	(2,073)

Projected benefit obligation at end of year	$37,607	$30,034

Change in plan assets:
Fair value of plan assets at beginning of year	$28,146	$21,885
Actual return on plan assets	2,989	1,134
Employer contribution	5,000	7,200
Benefits paid	(2,972)	(2,073)

Fair value of plan assets at end of year	$33,163	$28,146

Funded status (fair value of plan assets less benefit obligation)	$(4,443)	$(1,888)
Unrecognized net actuarial loss	13,487	12,319
Unrecognized prior service cost	348	434

Net amount included in other assets	$9,392	$10,865

The accumulated benefit obligation for the Company’s defined benefit pension plan was approximately $32.8 million, $27.8 million and $21.0 million at January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

The following table summarizes the components of Net Periodic Pension Cost:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands)
Service cost	$4,973	$4,024	$3,005
Interest cost	1,730	1,359	967
Prior service and interest cost	226	2,215	—
Expected return on plan assets	(2,098)	(1,502)	(1,268)
Amortization of prior service cost	86	86	6
Amortization of net loss	1,557	1,073	660

Net periodic pension cost	$6,474	$7,255	$3,370

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Retirement Plans (Continued)

Pension Plan (Continued)

For the fiscal years ended January 28, 2006 and January 29, 2005 the following weighted-average assumptions were used to determine benefit obligations at the end of the fiscal years:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005
Discount rate	5.55%	5.75%
Rate of increase in future compensation	4.00%	4.00%

For the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 the following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Discount rate	5.75%	6.00%	6.75%
Long-term rate of return on assets	7.25%	7.25%	8.50%
Rate of increase in future compensation	4.00%	4.00%	4.00%

To develop the expected long-term rate of return on plan assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The Company’s pension plan weighted-average asset allocation at the end of the fiscal year, by asset category, are as follows:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005
Asset Category
Equity securities	67%	48%
Debt securities	32%	26%
Other	1%	26%

Total	100%	100%

The Company’s investment policy specifies a minimum investment of 50% but not more than 70% in equity securities, a minimum of 30% but not more than 50% in debt securities, and up to 20% in other short-term investments. On January 28, 2005, the Company contributed $7.2 million to its pension plan, which was included in other assets on January 29, 2005. These funds were subsequently reallocated in accordance with the Company’s investment policy. Equity securities do not include any of the Company’s common stock. Plan assets consist primarily of equity and fixed income funds or cash and equivalents. The plan prohibits transactions investing in commodities, direct real estate, venture capital, private placements and purchasing securities on margin. The plan goal is to comply with all applicable state and federal requirements to meet pension funding requirements. Principal investment objectives are: to meet the financial needs of the plan, maximize the investment return within plan guidelines and within set risk tolerance levels, and broadly diversify the plan investments against any negative impact within any one given market. The plans investment performance guidelines are set and measured against appropriate portfolio benchmarks. The plan goals, objectives, asset allocation policies and funding forecasts are reviewed periodically within any given plan year, or when significant changes have occurred in plan benefits, participant demographics or funded status.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Retirement Plans (Continued)

Pension Plan (Continued)

The benefits expected to be paid under the pension plan as of January 28, 2006 are as follows:

(in thousands)
Fiscal Year
2006	$3,647
2007	4,192
2008	4,870
2009	4,967
2010	4,954
2011 – 2105	25,734

The Company contributed $5 million and $7.2 million to its pension plan in Fiscal 2005 and Fiscal 2004, respectively.

9.	Selected Quarterly Financial Data – Unaudited

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Fiscal 2005
Net sales	$476,446	$508,684	$513,976	$574,040
Gross margin	$243,143	$241,527	$278,632	$292,722
Net income	$16,971	$7,139	$30,346	$27,416
Basic earnings per share	$0.24	$0.10	$0.42	$0.38
Diluted earnings per share	$0.24	$0.10	$0.42	$0.38

During the Fourth quarter of Fiscal 2005, the Company recorded a $6.5 million pre-tax charge in connection with the tentative agreement to settle two California overtime class action lawsuits.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Fiscal 2004
Net sales	$433,246	$472,634	$460,365	$487,338
Gross margin	$252,903	$250,295	$235,006	$209,344
Net income (loss)	$31,746	$30,087	$13,912	$(12,469)
Basic earnings per share	$0.47	$0.43	$0.20	$(0.18)
Diluted earnings per share	$0.43	$0.41	$0.19	$(0.18)

During the fourth quarter of Fiscal 2004, the Company made some organizational changes to improve performance. As a result of these actions, the Company recorded a severance charge of approximately $3.0 million in the fourth quarter of Fiscal 2004. In addition, the Company recognized a net non-cash charge of approximately $3.9 million of compensation expense in the fourth quarter of Fiscal 2004 associated with the above-mentioned terminations.

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

3.2	By-laws of the Company, as amended through August 18, 2005. Incorporated by reference to Exhibit 3.1 to the Form 8-K of the Company filed on August 24, 2005.

4.1

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

10.1.2

Second Amendment to Lease, dated as of February 28, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.2 to the Form 10-K of the Company filed on April 29, 1993.

10.1.3

Extension and Amendment to Lease dated as of October 1, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.11 to the Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26, 1993.

10.1.4

Modification of Amendment and Extension to Lease, dated as of April 14, 1994 between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.4 to the Form 10-K of the Company filed on April 28, 1995.

10.1.5	Fifth Amendment to Lease, dated as of March 14, 1995, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.5 to the Form 10-K of the Company filed on April 28, 1995.

10.1.6

Sixth Amendment to Lease, dated as of January 5, 1996, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.6 to the Form 10-K of the Company filed on April 30, 1998.

10.1.7

Seventh Amendment to Lease, dated as of June 5, 1996, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.7 to the Form 10-K of the Company filed on April 30, 1998.

10.1.8	Eighth Amendment to Lease, undated, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.8 to the Form 10-K of the Company filed on April 30, 1998.

Exhibit Number
10.1.9

Ninth Amendment to Lease, dated as of May 13, 1997, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.9 to the Form 10-K of the Company filed on April 30, 1998.

10.1.10

Tenth Amendment to Lease, dated as of May 21, 1997, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.10 to the Form 10-K of the Company filed on April 30, 1998.

10.1.11

Eleventh Amendment to Lease, dated as of May 15, 1998, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.3.11 to the Form 10-K of the Company filed on March 29, 1999.

10.1.12

Sublease Agreement, dated as of February 23, 1999, between Societe Air France formerly known as Compagnie Nationale Air France) and Ann Taylor. Incorporated by reference to Exhibit 10.2.12 to the Form 10-K of the Company filed on April 18, 2000.

10.2

Agreement of Lease, dated as of August 3, 2004, between the Company and No. 1 Times Square Development LLC. Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company filed on September 8, 2004.

10.3

Amended and Restated Tax Sharing Agreement, dated as of November 10, 2003, between the Company and Ann Taylor. Incorporated by reference to Exhibit 10.2 to the Form 10-K of the Company filed on March 25, 2004.

†10.4

The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, Amended and Restated as of February 23, 1994 (the “1992 Plan”). Incorporated by reference to Exhibit 10.15 to the Form 10-K of the Company filed on May 1, 1997.

†10.4.1

Amendment to the 1992 Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of the Company for the Quarter ended August 2, 1997 filed on September 12, 1997.

†10.4.2	Amendment to the 1992 Plan dated as of January 16, 1998. Incorporated by reference to Exhibit 10 to the Form 8-K of the Company filed on March 12, 1998.

†10.4.3	Amendment to the 1992 Plan dated as of May 12, 1998. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of the Company for the Quarter ended April 2, 1998 filed on June 16, 1998.

†10.4.4	Amendment to the 1992 Plan dated as of March 10, 2000. Incorporated by reference to Exhibit 10.8.4 to the Form 10-K of the Company filed on April 18, 2000.

†10.4.5	Amendment to the 1992 Plan effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3.5 to the Form 10-K of the Company filed on March 25, 2004.

†10.4.6	Restated Amendment to the 1992 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.1 of Form 10-Q of the Company filed on June 4, 2004.

†10.4.7	Second Restated Amendment to the 1992 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed on September 8, 2004.

Exhibit Number
*†10.4.8	Amendment to the 1992 Plan, effective as of January 26, 2006.

†10.5	The AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan (the “2000 Plan”). Incorporated by reference to Exhibit 10.4 to the Form 10-K of the Company filed on April 1, 2003.

†10.5.1	First Amendment to the 2000 Plan, adopted January 29, 2002. Incorporated by reference to Exhibit 10.8.1 to the Form 10-K of the Company filed on April 4, 2002.

†10.5.2	Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.4.2 to the Form 10-K of the Company filed on March 25, 2004.

†10.5.3	Restated Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company filed on June 4, 2004.

†10.5.4	Second Restated Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company filed on September 8, 2004.

*†10.5.5	Third Amendment to the 2000 Plan, effective as of January 26, 2006.

†10.6

AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan (the “2002 Plan”). Incorporated by reference to Exhibit 10.9 to the Form 10-K of the Company filed on April 4, 2002.

†10.6.1	First Amendment to the 2002 Plan, effective as of March 11, 2003. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended May 3, 2003 filed on June 13, 2003.

†10.6.2	Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.5.2 to the Form 10-K of the Company filed on March 25, 2004.

†10.6.3	Restated Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company filed on June 4, 2004.

†10.6.4	Second Restated Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company filed on September 8, 2004.

*†10.6.5	Third Amendment to the 2002 Plan, effective as of January 26, 2006.

†10.7

AnnTaylor Stores Corporation 2003 Equity Incentive Plan (the “2003 Plan”). Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company for the Quarter ended May 3, 2003 filed on June 13, 2003.

†10.7.1	First Amendment to the 2003 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.6.1 to the Form 10-K of the Company filed on March 25, 2004.

Exhibit Number
†10.7.2	Restated First Amendment to the 2003 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company filed on June 4, 2004.

†10.7.3	Second Restated First Amendment to the 2003 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company filed on September 8, 2004.

*†10.7.4	Second Amendment to the 2003 Plan, effective as of January 26, 2006.

†10.8	AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan. Incorporated by reference to Exhibit A to the Proxy Statement of the Company filed on April 4, 2002.

†10.9	AnnTaylor Stores Corporation Deferred Compensation Plan, as amended through August 18, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on August 24, 2005.

10.10

Second Amended and Restated Credit Agreement, dated as of November 14, 2003, by and among Ann Taylor, Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on November 14, 2003.

10.11

Second Amended and Restated Pledge and Security Agreement, dated as of November 14, 2003, by the Company, Ann Taylor, Annco, Inc., AnnTaylor Distribution Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A. in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on November 14, 2003.

10.12

Second Amended and Restated Parent Guaranty, dated as of November 14, 2003 made by the Company in favor of Bank of America, N.A. in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed on November 14, 2003.

†10.13	AnnTaylor Stores Corporation Long-Term Cash Incentive Compensation Plan. Incorporated by reference to Exhibit A to the Proxy Statement filed on April 1, 2003.

†10.14	AnnTaylor Stores Corporation 2004 Long-Term Cash Incentive Plan. Incorporated by reference to Exhibit B to the Proxy Statement of the Company filed on March 25, 2004.

†10.15	AnnTaylor Stores Corporation Special Severance Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.18 to the Form 10-K of the Company filed on April 18, 2000.

†10.16

Employment Agreement, dated as of February 1, 1994, between the Company and Sallie Frame Kasaks. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company for the Quarter ended October 29, 1994 filed on December 12, 1994.

†10.17	Employment Agreement, dated as of January 29, 2002, between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.5 to the Form 10-K of the Company filed on April 4, 2002.

Exhibit Number
†10.18	Letter Agreement dated March 16, 2005, between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.18 to the Form 10-K of the Company filed on April 1, 2005.

†10.19	Separation agreement, dated as of March 9, 2004, between the Company and Barry Erdos. Incorporated by reference to Exhibit 10.17 to the Form 10-K of the Company filed on March 25, 2004.

†10.20	Employment Agreement, dated as of January 29, 2004, between the Company and Katherine Lawther Krill. Incorporated by reference to Exhibit 10.19 to the Form 10-K of the Company filed on March 25, 2004.

†10.20.1

Amendment No. 1, dated as of September 22, 2004, to Employment Agreement between the Company and Katherine Lawther Krill, dated as of January 29, 2004. Incorporated by reference to Exhibit 10.9 to the Form 10-Q of the Company filed on December 6, 2004.

†10.21

Employment Agreement, effective as of October 1, 2005, between the Company and Katherine Lawther Krill. Incorporated by reference to Exhibit 10 to the Form 8-K of the Company filed on November 23, 2005.

†10.22

Employment Agreement, dated as of March 28, 2003, between the Company and Jerome Jessup. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company for the Quarter ended May 3, 2003 filed on June 13, 2003.

†10.23	Letter Agreement, dated May 12, 2005, between the Company and James M. Smith. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed on May 27, 2005.

†10.24	Agreement, dated as of August 29, 2005, between the Company and Laura Weil. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on September 1, 2005.

†10.25

Form of Director Non-Qualified Stock Option Agreement under the 2002 Stock Option and Restricted Stock and Unit Award Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on October 29, 2004.

†10.26

Form of Director Non-Statutory Stock Option Agreement under the 2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on October 29, 2004.

†10.27

Form of 2002 Stock Option and Restricted Stock and Unit Award Plan Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.25 to the Form 10-K of the Company filed on April 1, 2005.

†10.28	Form of 2003 Equity Incentive Plan Non-Statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.26 to the Form 10-K of the Company filed on April 1, 2005.

†10.29	Form of 2002 Stock Option and Restricted Stock and Unit Award Plan Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.27 to the Form 10-K of the Company filed on April 1, 2005.

†10.30	Form of 2003 Equity Incentive Plan Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.28 to the Form 10-K of the Company filed on April 1, 2005.

Exhibit Number
†10.31

Form of 2002 Stock Option and Restricted Stock and Unit Award Plan Restricted Stock Award Agreement (performance-vesting). Incorporated by reference to Exhibit 10.29 to the Form 10-K of the Company filed on April 1, 2005.

†10.32	Form of 2003 Equity Incentive Plan Restricted Stock Award Agreement (performance-vesting). Incorporated by reference to Exhibit 10.30 to the Form 10-K of the Company filed on April 1, 2005.

†10.33	Summary of Compensation Arrangements for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on May 3, 2005.

†10.34	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on August 24, 2005.

10.35

Trademark License Agreement, dated August 2, 2005, between AnnTaylor, Inc. and Guangzhou Pan Yu San Yuet Fashion Manufactory Ltd. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on August 8, 2005.

21	Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Form 10-K of the Company filed on April 1, 2003.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

†	Management contract or compensatory plan or arrangement.