Form 10-Q
period 2006-04-29
ANNTAYLOR STORES CORP
filed 2006-06-07
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 26, 2006
Common Stock, $.0068 par value	73,364,886

Statement Regarding Forward-Looking Disclosures

Certain sections of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. Forward-looking statements also include representations of the Company’s expectations or beliefs concerning future events that involve risks and uncertainties, including:

•	the Company’s ability to predict accurately client fashion preferences;

•	competitive influences and decline in the demand for merchandise offered by the Company;

•	effectiveness of the Company’s brand awareness and marketing programs;

•	the Company’s ability to secure and protect trademarks and other intellectual property rights in the United States and/or foreign countries;

•	general economic conditions, including the impact of higher fuel and energy prices, interest rates, a downturn in the retail industry or changes in levels of store traffic;

•	fluctuation in the Company’s level of sales and earnings growth;

•	the Company’s ability to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores;

•	risks associated with the performance and operations of the Company’s Internet operations;

•	a significant change in the regulatory environment applicable to the Company’s business;

•	risks associated with the possible inability of the Company, particularly through its sourcing and logistics functions, to operate within production and delivery constraints and the Company’s dependence on a single distribution facility;

•	the uncertainties of sourcing associated with the new quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products and the possible re-imposition of quotas or other trade law or import restrictions in additional categories;

•	financial or political instability in any of the countries in which the Company’s goods are manufactured;

•	the potential impact of natural disasters and public health concerns, particularly on the Company’s foreign sourcing offices and manufacturing operations of the Company’s vendors;

•	acts of war or terrorism in the United States or worldwide;

•	work stoppages, slowdowns or strikes;

•	the Company’s ability to hire, retain and train key personnel;

•	the Company’s ability to successfully upgrade and maintain its information systems; and

•	the impact of the Company’s AnnTaylor Factory business strategy.

Further description of these risks and uncertainties and other important factors are set forth in the Company’s latest Annual Report on Form 10-K, including but not limited to Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations therein, and in the Company’s other filings with the SEC. Although these forward-looking statements reflect the Company’s current expectations concerning future events, actual results may differ materially from current expectations or historical results. The Company does not assume any obligation to publicly update or revise any forward-looking statements at any time for any reason.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters Ended April 29, 2006 and April 30, 2005

(unaudited)

	Quarters Ended
	April 29, 2006	April 30, 2005
	(In thousands, except per share amounts)
Net sales	$556,173	$476,446
Cost of sales	241,061	233,303

Gross margin	315,112	243,143
Selling, general and administrative expenses	251,644	215,733

Operating income	63,468	27,410
Interest income	3,307	1,767
Interest expense	509	415

Income before income taxes	66,266	28,762
Income tax provision	27,277	11,791

Net income	$38,989	$16,971

Basic earnings per share of common stock	$0.54	$0.24
Weighted average shares outstanding	71,876	71,001
Diluted earnings per share of common stock	$0.53	$0.24
Weighted average shares outstanding, assuming dilution	73,013	71,580

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

April 29, 2006 and January 28, 2006

(unaudited)

	April 29, 2006	January 28, 2006
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$378,917	$380,654
Accounts receivable	28,173	17,091
Merchandise inventories	241,397	204,503
Prepaid expenses and other current assets	83,295	73,964

Total current assets	731,782	676,212
Property and equipment, net	509,454	512,765
Goodwill	286,579	286,579
Deferred financing costs, net	926	1,017
Other assets	21,857	16,333

Total assets	$1,550,598	$1,492,906

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$86,731	$97,398
Accrued salaries and bonus	15,453	8,633
Accrued tenancy	41,870	44,036
Gift certificates and merchandise credits redeemable	36,327	45,916
Accrued expenses	92,820	61,603

Total current liabilities	273,201	257,586
Deferred lease costs	199,691	198,714
Other liabilities	2,300	2,124
Commitments and contingencies
Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,075,618 and 81,998,648 shares issued, respectively	558	558
Additional paid-in capital	724,467	723,230
Retained earnings	566,313	527,325
Deferred compensation on restricted stock	—	(12,006)

	1,291,338	1,239,107
Treasury stock, 8,748,996 and 9,507,361 shares respectively, at cost	(215,932)	(204,625)

Total stockholders’ equity	1,075,406	1,034,482

Total liabilities and stockholders’ equity	$1,550,598	$1,492,906

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended April 29, 2006 and April 30, 2005

(unaudited)

	Quarters Ended
	April 29, 2006	April 30, 2005
	(in thousands)
Operating activities:
Net income	$38,989	$16,971
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(3,380)	(1,963)
Depreciation and amortization	24,494	22,772
Loss on disposal and write-down of property and equipment	1,892	374
Non-cash interest	174	91
Stock-based compensation expense	4,910	2,334
Tax benefit from exercise of stock options	6,379	8,078
Changes in assets and liabilities:
Accounts receivable	(11,064)	(10,887)
Merchandise inventories	(36,894)	(36,651)
Prepaid expenses and other current assets	(9,348)	7,394
Accounts payable and accrued expenses	12,026	(29,230)
Other non-current assets and liabilities, net	(993)	9,897

Net cash provided by (used in) operating activities	27,185	(10,820)

Investing activities:
Purchases of available-for-sale securities	—	(20,600)
Sales of available-for-sale securities	—	213,000
Purchases of property and equipment	(23,266)	(44,467)

Net cash (used in) provided by investing activities	(23,266)	147,933

Financing activities:
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	784	880
Proceeds from exercise of stock options	18,236	36,624
Excess tax benefits from stock-based compensation	3,716	—
Repurchases of common and restricted stock	(28,392)	(9,005)

Net cash (used in) provided by financing activities	(5,656)	28,499

Net (decrease) increase in cash	(1,737)	165,612
Cash and cash equivalents, beginning of period	380,654	62,412

Cash and cash equivalents, end of period	$378,917	$228,024

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$339	$304

Income taxes	$656	$581

Accrual for purchases of property and equipment	$16,965	$45,317

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

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

The results of operations for the 2006 interim period shown in the Condensed Consolidated Financial Statements are not necessarily indicative of results to be expected for Fiscal 2006.

The January 28, 2006 Condensed Consolidated Balance Sheet amounts have been derived from the audited Consolidated Balance Sheet of AnnTaylor Stores Corporation (the “Company”).

The Company has determined that acquisitions of property and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property and equipment, should not have been reported in the statements of cash flows. The Company’s financial statements for the three months ended April 30, 2005 have been revised to reflect a decrease in cash flows from operating activities with a corresponding increase in cash flows from investing activities of $13.8 million. Purchases of property and equipment acquired on account have now been presented as supplemental disclosure of non-cash items. This revision has no effect on net income or the amount of cash and cash equivalents reported.

Detailed footnote information is not included in this Report. The financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

2.	Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and vesting of unvested restricted stock if the effect is dilutive.

	Quarters Ended
	April 29, 2006			April 30, 2005
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share
Income available to common stockholders	$38,989	71,876	$0.54	$16,971	71,001	$0.24
Effect of Dilutive Securities
Stock options and restricted stock	—	1,137		—	579

Diluted Earnings per Share
Income available to common stockholders	$38,989	73,013	$0.53	$16,971	71,580	$0.24

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2.	Earnings Per Share (continued)

Options to purchase 3,500 and 2,801,437 shares of common stock were excluded from the above computations of weighted average shares for diluted earnings per share for the quarters ended April 29, 2006 and April 30, 2005, respectively. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods.

3.	Share-based Payments

Effective January 29, 2006, the Company began recording compensation expense associated with stock options and other forms of equity awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value (defined as the excess of the fair market value on date of grant of an option over its exercise price). On January 29, 2006, the Company adopted the modified prospective transition method provided under SFAS No. 123(R), and, accordingly, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in Fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted on or after to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Stock Incentive Plans

The Company has established four stock incentive plans (the “Plans”), which are summarized below:

			Shares Reserved
Year Established	Defined Name	Plan Name	Restricted Stock (a)	Total Authorized
1992	1992 Plan	1992 Stock Option and Restricted Stock and Unit Award Plan	713,250	7,200,000
2000	2000 Plan	2000 Stock Option and Restricted Stock Award Plan	562,500	2,250,000
2001	2002 Plan	2002 Stock Option and Restricted Stock and Unit Award Plan	787,500	4,500,000
2003	2003 Plan	2003 Equity Incentive Plan	1,760,000	5,500,000

(a)	The Company may issue restricted stock grants up to the levels provided under each plan, however shares not used for this purpose are available for issuance as stock option grants, except for 150,750 shares under the 1992 Plan.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3.	Share-based Payments (continued)

Stock Incentive Plans (continued)

At the Company’s 2006 Annual Meeting of Stockholders held on April 27, 2006, the stockholders approved certain amendments to the Company’s 2003 Equity Incentive Plan, including increasing the total authorized shares reserved for issuance under the 2003 Plan from 3,300,000 to 5,500,000 shares.

Stock option awards outstanding under the Company’s current Plans have been granted at exercise prices which are equal to the market value of the Company’s stock on the grant date (determined in accordance with the applicable Plan), generally vest over four years and expire no later than ten years after the grant date. Each of the Plans also includes an acceleration clause by which all options not exercisable by their terms will, upon the occurrence of certain events, become exercisable. Shares underlying stock award grants are generally issued out of treasury stock. All the Plans allow for restricted stock awards, and the 2002 Plan and 2003 Plan also include restricted unit awards. A restricted unit represents the right to receive a share of common stock and/or the cash value of a share of common stock on the date the restrictions on the restricted unit lapse. No restricted units have been granted under the Plans. The restrictions on restricted stock or restricted unit grants generally lapse over a four-year period from the date of the grant. In the event a grantee terminates employment with the Company, any restricted stock or restricted units remaining subject to restrictions are generally forfeited.

Stock Options

Effective January 29, 2006, the Company began recognizing stock option expense on a straight-line basis over the vesting period, net of estimated forfeitures. As of April 29, 2006, there was $17.5 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years. The total intrinsic value of options exercised during the quarter ended April 29, 2006 was approximately $13.9 million as compared to total intrinsic value of options exercised during the quarter ended April 30, 2005 of $23.0 million.

The following table summarizes stock option activity for the quarter ended April 29, 2006:

	Shares	Weighted - Average Exercise Price
Options outstanding at January 28, 2006	4,739,049	$23.39
Granted	725,400	35.50
Forfeited or expired	(121,406)	24.66
Exercised	(883,690)	20.66

Options Outstanding at April 29, 2006	4,459,353	25.87

Vested and exercisable at April 29, 2006	1,413,634	22.15

The weighted-average fair value of options granted during the quarters ended April 29, 2006 and April 30, 2005, estimated as of the grant date using the Black-Scholes option pricing model, was $15.41 and $6.81 per share respectively. The weighted-average remaining contractual term for options outstanding at April 29, 2006 and January 28, 2006 was 7.8 years and 7.7 years, respectively. The weighted-average remaining contractual term for options vested and exercisable at April 29, 2006 was 6.6 years. At April 29, 2006, the aggregate intrinsic value was $51.1 million and for options outstanding and $17.1 million for options vested and exercisable.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3.	Share-based Payments (continued)

Stock Options (continued)

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. The fair value of options granted under the Company’s stock option Plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Quarter Ended April 29, 2006	For the Quarter Ended April 30, 2005
Weighted average risk-free interest rate	4.8%	2.6%
Weighted average expected life (years)	4.7	4.0
Weighted average expected volatility	38.6%	28.9%
Expected dividend yield	0.0%	0.0%

The risk-free rate is based on a zero-coupon U.S. Treasury rate in effect at the time of grant with maturity dates that coincide with the expected life of the options. The expected life of the options is based on a calculation of the Company’s historical exercise patterns to estimate future exercise patterns. The expected volatility for grants made subsequent to the adoption of SFAS No. 123(R) is based on a simple average of (i) historical volatility of stock price returns using daily closing prices and (ii) the volatility implied by exchange-traded call options to purchase the Company’s common stock. The expected volatility for grants made prior to the adoption of SFAS No. 123(R) is based on historical volatility of stock price returns using daily closing prices. Historical volatility was calculated as of the grant date using stock price data over periods of time equal in duration to the expected life of the options granted. In assessing implied volatility data, the Company analyzed call option market activity during the three month period preceding the grant date. Only option contracts with remaining terms of more than 6 months, strike prices equal to $35, and trading volume greater than zero were considered. Additionally, only option contracts with strike prices that were within +/- 10% of the market price of the Company’s common stock (as of the date of trading activity) were used.

Restricted Stock

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, net of estimated forfeitures. As of April 29, 2006, there was $30.3 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. SFAS No. 123(R) requires that the deferred stock-based compensation on the condensed consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of January 28, 2006, there was approximately $12 million of deferred stock-based compensation that was netted against additional paid-in capital on January 29, 2006. The total fair value of the restricted stock awards vested during the quarters ended April 29, 2006 and April 30, 2005 was $6.3 million and $3.2 million, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3.	Share-based Payments (continued)

Restricted Stock (continued)

The following table summarizes restricted stock activity for the quarter ended April 29, 2006:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock awards at January 28, 2006	932,902	$25.33
Granted	720,774	36.89
Vested	(259,320)	24.36
Forfeited	(6,428)	29.92

Restricted stock awards at April 29, 2006	1,387,928	$31.49

Associate Discount Stock Purchase Plan

In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”). Under the terms of the Stock Purchase Plan, as amended, eligible employees may purchase shares of the Company’s common stock quarterly, at a price equal to the lower of 85% of the closing price of the Company’s common stock at the beginning or end of each quarterly stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. During the quarter ended April 29, 2006, the Company sold 26,719 shares to employees at an average discount of $5.18 per share under the Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Stock Purchase Plan was approximately $0.2 million for the quarter ended April 29, 2006, as a result of the adoption of SFAS No. 123(R).

General

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the quarter ended April 29, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously, under APB No. 25, to the extent awards were forfeited prior to vesting, the corresponding previously recognized compensation expense was reversed in the period of forfeiture. Upon adoption of SFAS No. 123(R) for the quarter ended April 29, 2006, the Company recorded an adjustment to account for the expected forfeitures of stock-based awards granted prior to January 29, 2006, for which the Company previously recorded compensation expense. This adjustment was not material and was recorded as a reduction to the current period stock-based compensation expense.

In the first quarter of Fiscal 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $1.5 million. The incremental stock based compensation expense caused income before income taxes to decrease by $1.5 million, net income to decrease by $0.9 million, and basic and diluted earnings per share to decrease by $0.01 and $0.01 per share, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3.	Share-based Payments (continued)

General (continued)

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock-based compensation arrangements as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation arrangements (“excess tax benefits”) be classified as financing cash flows. For the quarter ended April 29, 2006, excess tax benefits realized from stock-based compensation arrangements was $3.7 million. The Company received $18.2 million and $36.6 million cash from the exercise of stock options during the quarters ended April 29, 2006 and April 30, 2005, respectively.

During the quarters ended April 29, 2006 and April 30, 2005, the Company recognized approximately $3.5 million and $2.2 million, respectively, in share-based compensation expense. The total tax benefit was approximately $1.3 million and $0.8 million, respectively. Had compensation costs of option awards and employees’ purchase rights been determined under a fair value alternative method as stated in SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company would have been required to prepare a fair value model for such options and employees’ purchase rights, and record such amount in the consolidated financial statements as compensation expense and the Company’s net income and earnings per share for the quarter ended April 30, 2005 would have been reduced to the following pro forma amounts:

For the Quarter Ended April 30, 2005
(in thousands, except per share data)
Net income as reported:	$16,971
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1,377
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,533)

Pro forma net income	$14,815

Basic earnings per share:
As reported	$0.24

Pro forma	$0.21

Diluted earnings per share:
As reported	$0.24

Pro forma	$0.21

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4.	Long-Term Debt

In November 2003, Ann Taylor, Inc. and certain of its subsidiaries entered into a Second Amended and Restated $175.0 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility, which, at the Company’s option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250.0 million, matures on November 14, 2008 and is used by Ann Taylor, Inc. and certain of its subsidiaries for letters of credit and other general corporate purposes. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under the Credit Facility at any point during the quarter ended April 29, 2006 or as of the date of this filing.

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

In July 2005, the Financial Accounting Standards Board (“FASB”) issued a proposed interpretation of SFAS No. 109, Accounting for Income Taxes, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is being reconsidered by the FASB. As a result, the impact of adoption of the interpretation on the Company’s financial position or results of operations cannot be determined at this time.

In September 2005, the FASB issued a Proposed SFAS which amends SFAS No. 128, Earnings per Share. The proposed statement would be effective in the second quarter of 2006 and is intended to clarify guidance on the computation of earnings per share for certain items such as mandatory convertible instruments, the treasury stock method, and contingently issuable shares. The Company has evaluated the proposed statement as presently drafted and has determined that if adopted in its current form, it would not have a significant impact on the Company’s computation of earnings per share.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, which is effective for fiscal years beginning after September 15, 2006. SFAS No. 155 was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company has evaluated SFAS No. 155 and has determined that it will not have an impact on the determination or reporting of the Company’s financial results.

In February 2006, the FASB Emerging Issues Task Force issued a proposed EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The Task Force reached a tentative consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5.	Recent Accounting Pronouncements (continued)

presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company has evaluated the proposed EITF and has determined that if adopted in its current form, the Company will be required to disclose its accounting policy regarding presentation of taxes beginning with the first quarter of Fiscal 2007.

In March 2006, the FASB issued a proposed SFAS, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). The proposed statement would require companies to recognize the over- or underfunded status of defined benefit postretirement plans and would be effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the proposed standard.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company has evaluated SFAS No. 156 and has determined that it will not have an impact on the determination or reporting of the Company’s financial results.

6.	Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended
	April 29, 2006	April 30, 2005
	(in thousands)
Service cost	$1,425	$1,193
Interest cost	525	421
Prior service and interest cost	—	56
Expected return on plan assets	(625)	(478)
Amortization of prior service cost	25	19
Amortization of net loss	400	376

Net periodic pension cost	$1,750	$1,587

The Company contributed $3.7 million to its pension plan in the first quarter of Fiscal 2006.

7.	Securities Repurchase Program

On August 18, 2005, the Company’s Board of Directors approved a $100 million securities repurchase program. Under the program, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will become treasury shares available for general corporate and other purposes. During the quarter ended April 29, 2006, the Company repurchased 700,000 shares of its common stock at a cost of approximately $25.2 million. Approximately $46.5 million of the $100 million approved under the program remains for future repurchases.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8.	Legal Proceedings

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, in Fiscal 2005, the Company was served with three putative class action lawsuits in California relating to how it classified certain of its employees under California overtime laws and a putative class action lawsuit alleging that it denied its California employees earned vacation pay through allegedly unlawful policies related to vacation, personal days and floating holidays. The following is an update to these lawsuits.

On April 14, 2006, the Los Angeles County Superior Court granted preliminary approval of the class-wide settlement reached on February 28, 2006 in two of the overtime putative class action lawsuits. The final approval hearing on the class settlement is currently scheduled for July 10, 2006. The Company also reached a settlement on April 26, 2006 in the third overtime putative class action, subject to final court approval of the class settlement in the first two putative class actions.

On May 17, 2006, the Company participated in a non-binding mediation in the vacation putative class action matter.

The Company is also a party to routine litigation arising in the ordinary course of its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the Company’s opinion, any such liability will not have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

AnnTaylor Stores Corporation (the “Company”, “we, “us” and “our”), through its wholly owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “Ann Taylor Loft” and “Ann Taylor Factory” brands. Ann Taylor stores offer polished, sophisticated, updated classic styles while Ann Taylor Loft (“LOFT”) stores focus on relaxed, fashionable styles at a great value. Ann Taylor Factory stores are primarily found in outlet malls and currently offer a mix of factory-direct and clearance product. As of April 29, 2006, the Company operated 824 stores in 46 states, the District of Columbia and Puerto Rico, and also online stores at www.anntaylor.com and www.anntaylorLOFT.com. Unless the context indicates otherwise, all references herein to the Company include the Company and its wholly owned subsidiaries.

Key Performance Indicators

In order to monitor our success, senior management monitors certain key performance indicators, including:

Comparable store sales – Comparable store sales provide a measure of existing store sales performance for stores open at least a year. Comparable store sales for the quarter ended April 29, 2006 increased 5.6%, as compared to a 3.1% decrease for the quarter ended April 30, 2005.

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

Quality of merchandise offerings – To monitor and maintain the acceptance of our merchandise offerings, we monitor sell-through levels, inventory turnover, gross margins, returns and markdown rates on a class and style level. This analysis helps identify fit and any other issues at an early date and helps us plan future product development and buying.

Management Overview

During the first quarter of fiscal 2006, we continued to deliver on initiatives implemented in the first half of fiscal 2005 that were intended to deliver growth through product design and merchandising enhancements and tighter inventory management. These efforts resulted in assortments that were brand-appropriate and trend-right at both Ann Taylor and LOFT, and led to positive comparable store sales gains at both divisions. As a result, both operating profit and net income more than doubled over the first quarter of last year, and contributed to a record $0.53 in diluted earnings per share for the quarter.

One of our primary objectives over the last year has been to more clearly differentiate our brands, and our results reflect the impact of these efforts. We experienced sales gains in all regions, volume groups and store types for the quarter. At the same time, our improved inventory position contributed significantly to higher gross margins and earnings growth. Our gross margin rate was 56.6 percent for the quarter, up from 51.0 percent last year, due to a considerably higher volume of full-price selling.

At Ann Taylor, we experienced strong performance in the professional and special event dressing categories. We also benefited from our success in strategically reducing our inventory position, while making our inventory more productive. Results at LOFT were driven by a strong product offering that reflects the work done to balance the assortment and increase the fashion component. At Ann Taylor Factory stores, we continued the shift from clearance vehicle to sourcing directly for this channel.

Overall, the combination of strong product and better inventory management resulted in an increase in operating income as a percentage of net sales from 5.8 percent to 11.4 percent for the quarter. We are pleased with this performance, and are committed to the business strategies that helped deliver these results. Based on the current economic environment, however, we are cautious about the second half of the year, as it is difficult to predict the impact higher fuel and energy prices and higher interest rates will have on overall disposable income and consumer spending.

Results of Operations

The following table sets forth condensed consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended
	April 29, 2006	April 30, 2005
Net sales	100.0%	100.0%
Cost of sales	43.4	49.0

Gross margin	56.6	51.0
Selling, general and administrative expenses	45.2	45.2

Operating income	11.4	5.8
Interest income	0.6	0.4
Interest expense	0.1	0.1

Income before income taxes	11.9	6.1
Income tax provision	4.9	2.5

Net income	7.0%	3.6%

The following table sets forth condensed consolidated income statement data expressed as a percentage increase (decrease) from the comparable prior year period:

	Quarters Ended
	April 29, 2006	April 30, 2005
	increase (decrease)
Net sales	16.7%	10.0%
Operating income	131.6%	(48.8)%
Net income	129.7%	(46.5)%

Sales and Store Data

The following table sets forth certain sales and store data:

	Quarters Ended
	April 29, 2006	April 30, 2005
Net sales (in thousands)
Total Company	$556,173	$476,446
Ann Taylor	221,500	205,738
LOFT	273,623	223,404
Other	61,050	47,304
Comparable stores sales percentage increase (decrease) (a)
Total Company	5.6%	(3.1)%
Ann Taylor	7.4%	(4.9)%
LOFT	4.7%	(1.5)%
Net sales per average gross square foot (b)	$116	$112
Total square footage at end of period (in thousands) (b)	4,812	4,317
Number of:
Total stores open at beginning of period	824	738
New stores	10	20
Expanded stores	3	1
Closed stores	(10)	(2)
Total stores open at end of period	824	756

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.

(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased $79.7 million or 16.7% in the first quarter of Fiscal 2006 over the comparable 2005 period due to an increase in comparable store sales and the opening of 7 Ann Taylor stores, 66

LOFT stores and 14 Ann Taylor Factory stores since the first quarter of Fiscal 2005. By division, Ann Taylor’s net sales increased $15.8 million or 7.7%, while LOFT experienced an increase of $50.2 million or 22.5%.

Cost of Sales

Cost of sales is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third party suppliers to our distribution center. Buying and occupancy costs are excluded from cost of sales. Cost of sales as a percentage of net sales decreased to 43.4% in the first quarter of Fiscal 2006 from 49.0% in the first quarter of Fiscal 2005.

Gross Margin

Gross margin as a percentage of net sales increased to 56.6% in the first quarter of Fiscal 2006 from 51.0% in the first quarter of Fiscal 2005. The increase in gross margin as a percentage of net sales is primarily due to higher full price sales at both divisions, and higher margin rates achieved on non-full price sales.

Selling, General and Administrative Expenses

Costs included in selling, general and administrative expenses include advertising, tenancy, payroll and benefits, certain product design costs and general and administrative expenses. Selling, general and administrative expenses remained flat in the first quarter of Fiscal 2006 as compared to the comparable 2005 period at 45.2% of net sales, as we experienced increased leverage on fixed expenses due to higher comparable store sales, which was offset by an increase in the provision for management performance bonus.

Interest Income

Interest income increased to approximately $3.3 million in the first quarter of Fiscal 2006 from approximately $1.8 million in the comparable 2005 period. The increase was primarily attributable to higher investment balances as well as higher interest rates during the first quarter of Fiscal 2006 as compared to the first quarter of Fiscal 2005.

Interest Expense

Interest expense increased to approximately $0.5 million in the first quarter of Fiscal 2006 from approximately $0.4 million in the comparable 2005 period.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company’s liquidity:

	April 29, 2006	January 28, 2006
	(dollars in thousands)
Working capital	$458,581	$418,626
Current ratio	2.68:1	2.63:1

For the first quarter of Fiscal 2006, net cash provided by operating activities totaled approximately $27.2 million, as compared to net cash used in operating activities of approximately $10.8 million for the first quarter of Fiscal 2005. Net cash provided by operating activities during the first quarter of Fiscal 2006 resulted from net earnings before non-cash expenses such as depreciation and amortization partially offset by an increase in merchandise inventories. Cash used in investing activities during the first quarter of Fiscal 2006 amounted to approximately $23.3 million due to the purchase of property and equipment. Cash used in financing activities amounted to approximately $5.7 million, and related primarily to the repurchase of shares of the Company’s common stock partially offset by proceeds from the exercise of stock options.

On August 18, 2005, our Board of Directors approved a $100 million securities repurchase program. Under the program, purchases of shares of our common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will become treasury shares available for general corporate and other purposes. During the quarter ended April 29, 2006, we repurchased 700,000 shares of our common stock at a cost of approximately $25.2 million. Approximately $46.5 million of the $100 million approved under the program remains for future repurchases.

We expect our total capital expenditure requirements in Fiscal 2006 will range from approximately 160 million to 165 million. The actual amount of our capital expenditures will depend in part on the number of stores opened, expanded and refurbished. We expect to use cash flows from operations to fund our capital expenditure requirements.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to merchandise inventory valuation, asset impairment, stock compensation, and income taxes. We continue to monitor our accounting policies to ensure proper application. Other than described below, there have been no changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006:

Stock compensation

Effective January 29, 2006, we adopted SFAS No. 123(R) using the modified prospective method. The calculation of stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected life of shares granted in connection with stock-based awards based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on an average of our historical volatility and the implied volatility of publicly traded options on our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be different from what we have recorded in the current period. See Note 3, “Share-based Payments”, in the Condensed Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board (“FASB”) issued a proposed interpretation of SFAS No. 109, Accounting for Income Taxes, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is being reconsidered by the FASB. As a result, the impact of adoption of the interpretation on our financial position or results of operations cannot be determined at this time.

In September 2005, the FASB issued a Proposed SFAS which amends SFAS No. 128, Earnings per Share. The proposed statement would be effective in the second quarter of 2006 and is intended to clarify guidance on the computation of earnings per share for certain items such as mandatory convertible instruments, the treasury stock method, and contingently issuable shares. We have evaluated the proposed statement as presently drafted and have determined that if adopted in its current form, it would not have a significant impact on our computation of earnings per share.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, which is effective for fiscal years beginning after September 15, 2006. SFAS No. 155 was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We have evaluated SFAS No. 155 and have determined that it will not have an impact on the determination or reporting of our financial results.

In February 2006, the FASB Emerging Issues Task Force issued a proposed EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The Task Force reached a tentative consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. We have evaluated the proposed EITF and have determined that if adopted in its current form, we would be required to disclose our accounting policy regarding presentation of taxes beginning with the first quarter of Fiscal 2007.

In March 2006, the FASB issued a proposed SFAS, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). The proposed statement would require companies to recognize the over- or underfunded statuses of defined benefit postretirement plans and would be effective for fiscal years ending after December 15, 2006. We are currently evaluating the proposed standard.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated SFAS No. 156 and have determined that it will not have an impact on the determination or reporting of our financial results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The market risk of our cash and cash equivalents as of April 29, 2006 has not significantly changed since January 28, 2006. Information regarding our financial instruments and market risk as of January 28, 2006 is disclosed in our 2005 Annual Report on Form 10-K.

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, in Fiscal 2005, the Company was served with three putative class action lawsuits in California relating to how it classified certain of its employees under California overtime laws and a putative class action lawsuit alleging that it denied its California employees earned vacation pay through allegedly unlawful policies related to vacation, personal days and floating holidays. The following is an update to these lawsuits.

On April 14, 2006, the Los Angeles County Superior Court granted preliminary approval of the class-wide settlement reached on February 28, 2006 in two of the overtime putative class action lawsuits. The final approval hearing on the class settlement is currently scheduled for July 10, 2006. The Company also reached a settlement on April 26, 2006 in the third overtime putative class action, subject to final court approval of the class settlement in the first two putative class actions.

On May 17, 2006, the Company participated in a non-binding mediation in the vacation putative class action matter.

The Company is also a party to routine litigation arising in the ordinary course of its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the Company’s opinion, any such liability will not have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
				(in thousands)
January 29, 2006 to February 26, 2006	23,207	$34.45	—	$71,663
February 27, 2006 to April 1, 2006	240,368	37.24	175,000	65,092
April 2, 2006 to April 29, 2006	525,845	35.45	525,000	46,480

	789,420	$35.97	700,000

(a)	Includes 89,420 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced Plan.

(b)	These shares were part of a $100.0 million securities repurchase plan, announced by the Company in August 2005. This plan will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

Item 4.	Submission of Matters to a Vote of Security Holders

AnnTaylor Stores Corporation’s 2006 Annual Meeting of Stockholders was held on April 27, 2006. The following matters were voted upon and approved by the Company’s stockholders at the meeting:

1.	Election of Directors.

	For	Withheld
Wesley E. Cantrell	64,815,722	566,151
Kay Krill	65,044,013	337,860
Barbara A. Turf	34,268,376	31,113,497

2.	Approval of the amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 120,000,000 shares to 200,000,000 shares.

For	Against	Abstaining
59,466,248	5,905,909	9,716

3.	Approval of certain amendments to the Company’s 2003 Equity Incentive Plan.

For	Against	Abstaining	Broker Non-Votes
55,257,490	5,435,243	696,427	3,992,713

4.	Ratification of the engagement of Deloitte & Touche LLP as the Company’s independent auditors for fiscal year 2006.

For	Against	Abstaining
64,588,533	779,214	14,126

Item 6.	Exhibits

Exhibit Number	Description

*3.1	Certificate of Incorporation of the Company, as amended through April 27, 2006.

+10.1	Summary of Compensation Payable to Non-Employee Directors. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on May 2, 2006.

+10.2	2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Company filed on May 2, 2006.

+10.3	Form of 2003 Equity Incentive Plan Non-Statutory Stock Option Agreement, as amended. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on May 16, 2006.

+10.4	Form of 2003 Equity Incentive Plan Restricted Stock Award Agreement, as amended. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Company filed on May 16, 2006.

+10.5	Form of 2003 Equity Incentive Plan Restricted Stock Award Agreement for Non-employee Directors, as amended. Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K of the Company filed on May 16, 2006.

*+10.6	Form of 2002 Stock Option and Restricted Stock and Unit Award Plan Non-Qualified Stock Option Agreement, as amended.

*+10.7	Form of 2002 Stock Option and Restricted Stock and Unit Award Plan Restricted Stock Award Agreement, as amended.

*+10.8	Form of 2000 Stock Option and Restricted Stock Award Plan Non-Qualified Stock Option Agreement, as amended.

*+10.9	Form of 2000 Stock Option and Restricted Stock Award Plan Restricted Stock Award Agreement, as amended.

*+10.10	Form of Restricted Stock Award Agreement (not under a Plan).

*+10.11	Form of Non-Statutory Stock Option Agreement (not under a Plan).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: June 7, 2006	By:	/s/ Kay Krill
Kay Krill
President & Chief Executive Officer
(Principal Executive Officer)

Date: June 7, 2006	By:	/s/ James M. Smith
James M. Smith
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
*3.1	Certificate of Incorporation of the Company, as amended through April 27, 2006.

+10.1	Summary of Compensation Payable to Non-Employee Directors. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on May 2, 2006.

+10.2	2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Company filed on May 2, 2006.

+10.3	Form of 2003 Equity Incentive Plan Non-Statutory Stock Option Agreement, as amended. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on May 16, 2006.

+10.4	Form of 2003 Equity Incentive Plan Restricted Stock Award Agreement, as amended. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Company filed on May 16, 2006.

+10.5	Form of 2003 Equity Incentive Plan Restricted Stock Award Agreement for Non-employee Directors, as amended. Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K of the Company filed on May 16, 2006.

*+10.6	Form of 2002 Stock Option and Restricted Stock and Unit Award Plan Non-Qualified Stock Option Agreement, as amended.

*+10.7	Form of 2002 Stock Option and Restricted Stock and Unit Award Plan Restricted Stock Award Agreement, as amended.

*+10.8	Form of 2000 Stock Option and Restricted Stock Award Plan Non-Qualified Stock Option Agreement, as amended.

*+10.9	Form of 2000 Stock Option and Restricted Stock Award Plan Restricted Stock Award Agreement, as amended.

*+10.10	Form of Restricted Stock Award Agreement (not under a Plan).

*+10.11	Form of Non-Statutory Stock Option Agreement (not under a Plan).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

+	Management contract or compensatory plan or arrangement.