Form 10-Q
period 2006-07-29
ANNTAYLOR STORES CORP
filed 2006-08-25
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

or

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 22, 2006
Common Stock, $.0068 par value	72,750,313

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

•	the Company’s ability to predict accurately client fashion preferences;

•	competitive influences and decline in the demand for merchandise offered by the Company;

•	effectiveness of the Company’s brand awareness and marketing programs;

•	the Company’s ability to secure and protect trademarks and other intellectual property rights in the United States and/or foreign countries;

•	general economic conditions, including the impact of higher fuel and energy prices, interest rates, a downturn in the retail industry or changes in levels of store traffic;

•	fluctuation in the Company’s level of sales and earnings growth;

•	the Company’s ability to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores;

•	risks associated with the performance and operations of the Company’s Internet operations;

•	a significant change in the regulatory environment applicable to the Company’s business;

•	risks associated with the possible inability of the Company, particularly through its sourcing and logistics functions, to operate within production and delivery constraints and the Company’s dependence on a single distribution facility;

•	the uncertainties of sourcing associated with the new quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products and the re-imposition of quotas in certain categories, and other possible trade law or import restrictions;

•	financial or political instability in any of the countries in which the Company’s goods are manufactured;

•	the potential impact of natural disasters and public health concerns, particularly on the Company’s foreign sourcing offices and manufacturing operations of the Company’s vendors;

•	acts of war or terrorism in the United States or worldwide;

•	work stoppages, slowdowns or strikes;

•	the Company’s ability to hire, retain and train key personnel;

•	the Company’s ability to successfully upgrade and maintain its information systems; and

•	the impact of the Company’s AnnTaylor Factory business strategy.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Six Months Ended July 29, 2006 and July 30, 2005

(unaudited)

	Quarters Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
	(In thousands, except per share amounts)
Net sales	$609,998	$508,684	$1,166,171	$985,130
Cost of sales	279,296	267,157	520,357	500,460

Gross margin	330,702	241,527	645,814	484,670
Selling, general and administrative expenses	262,587	231,064	514,231	446,797

Operating income	68,115	10,463	131,583	37,873
Interest income	4,642	2,175	7,949	3,942
Interest expense	558	453	1,067	868

Income before income taxes	72,199	12,185	138,465	40,947
Income tax provision	29,001	5,046	56,278	16,837

Net income	$43,198	$7,139	$82,187	$24,110

Earnings per share:
Basic earnings per share of common stock	$0.60	$0.10	$1.15	$0.34
Weighted average shares outstanding	71,637	71,907	71,758	71,454
Diluted earnings per share of common stock	$0.59	$0.10	$1.13	$0.33
Weighted average shares outstanding, assuming dilution	72,772	72,508	72,893	72,018

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

July 29, 2006 and January 28, 2006

(unaudited)

	July 29, 2006	January 28, 2006
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$457,892	$380,654
Accounts receivable	20,391	17,091
Merchandise inventories	208,274	204,503
Prepaid expenses and other current assets	63,119	73,964

Total current assets	749,676	676,212
Property and equipment, net	528,557	512,765
Goodwill	286,579	286,579
Other assets	27,856	17,350

Total assets	$1,592,668	$1,492,906

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$89,562	$97,398
Accrued salaries and bonus	30,638	8,633
Accrued tenancy	43,084	44,036
Gift certificates and merchandise credits redeemable	33,919	45,916
Accrued expenses	85,699	61,603

Total current liabilities	282,902	257,586
Deferred lease costs	204,228	198,714
Other liabilities	3,149	2,124

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,102,508 and 81,998,648 shares issued, respectively	558	558
Additional paid-in capital	735,816	723,230
Retained earnings	609,512	527,325
Deferred compensation on restricted stock	—	(12,006)

	1,345,886	1,239,107

Treasury stock, 9,353,728 and 9,507,361 shares respectively, at cost	(243,497)	(204,625)

Total stockholders’ equity	1,102,389	1,034,482

Total liabilities and stockholders’ equity	$1,592,668	$1,492,906

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 29, 2006 and July 30, 2005

(unaudited)

	Six Months Ended
	July 29, 2006	July 30, 2005
	(in thousands)
Operating activities:
Net income	$82,187	$24,110
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(7,596)	(10,108)
Depreciation and amortization	49,536	45,624
Loss on disposal and write-down of property and equipment	3,315	512
Non-cash interest	271	183
Non-cash compensation expense	11,630	4,960
Tax benefit from exercise of stock options	8,011	8,908
Changes in assets and liabilities:
Accounts receivable	(3,306)	(5,106)
Merchandise inventories	(3,771)	(2,116)
Prepaid expenses and other current assets	10,745	576
Accounts payable and accrued expenses	10,630	(26,838)
Other non-current assets and liabilities, net	3,510	34,871

Net cash provided by operating activities	165,162	75,576

Investing activities:
Purchases of available-for-sale securities	—	(20,600)
Sales of available-for-sale securities	—	213,000
Purchases of property and equipment	(58,799)	(99,196)

Net cash (used in) provided by investing activities	(58,799)	93,204

Financing activities:
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	1,625	1,623
Proceeds from exercise of stock options	22,661	38,666
Excess tax benefits from stock-based compensation	4,791	—
Repurchases of common and restricted stock	(58,202)	(18,606)

Net cash (used in) provided by financing activities	(29,125)	21,683

Net increase in cash	77,238	190,463
Cash and cash equivalents, beginning of period	380,654	62,412

Cash and cash equivalents, end of period	$457,892	$252,875

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$805	$585

Income taxes	$48,181	$9,142

Accrual for purchases of property and equipment	$26,999	$23,421

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

	Quarters Ended
	July 29, 2006			July 30, 2005
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share
Income available to common stockholders	$43,198	71,637	$0.60	$7,139	71,907	$0.10

Effect of Dilutive Securities
Stock options and restricted stock	—	1,135		—	601

Diluted Earnings per Share
Income available to common stockholders	$43,198	72,772	$0.59	$7,139	72,508	$0.10

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. Earnings Per Share (continued)

	Six Months Ended
	July 29, 2006			July 30, 2005
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share
Income available to common stockholders	$82,187	71,758	$1.15	$24,110	71,454	$0.34

Effect of Dilutive Securities
Stock options and restricted stock	—	1,135		—	564

Diluted Earnings per Share
Income available to common stockholders	$82,187	72,893	$1.13	$24,110	72,018	$0.33

Options to purchase 32,744 and 18,122 shares of common stock during the quarter and six months ended July 29, 2006, respectively, and 2,587,100 and 2,685,600 shares of common stock during the quarter and six months ended July 30, 2005, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods. In addition, 266,667 shares of unvested restricted stock were excluded from the above calculation due to contigencies placed on their vesting rights which had not yet been satisfied as of July 29, 2006.

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Share-based Payments (continued)

Stock Incentive Plans

The Company has established four stock incentive plans (the “Plans”), which are summarized below:

			Shares Reserved
Year Established	Defined Name	Plan Name	Restricted Stock (a)	Total Authorized
1992	1992 Plan	1992 Stock Option and	713,250	7,200,000
		Restricted Stock and
		Unit Award Plan
2000	2000 Plan	2000 Stock Option and	562,500	2,250,000
		Restricted Stock
		Award Plan
2001	2002 Plan	2002 Stock Option and	787,500	4,500,000
		Restricted Stock and
		Unit Award Plan
2003	2003 Plan	2003 Equity Incentive Plan	1,760,000	5,500,000

(a)	Included in the number of total authorized shares. The Company may issue restricted stock grants up to the levels provided under each plan, however shares not used for this purpose are available for issuance as stock option grants, except for 150,750 shares under the 1992 Plan.

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

Stock Options

Effective January 29, 2006, the Company began recognizing stock option expense on a straight-line basis over the vesting period, net of estimated forfeitures. As of July 29, 2006, there was $18.4 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted average vesting period of 2.9 years. The total

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Share-based Payments (continued)

Stock Options (continued)

intrinsic value of options exercised during the quarter ended July 29, 2006 was approximately $3.6 million as compared to total intrinsic value of options exercised during the quarter ended July 30, 2005 of $1.4 million. The total intrinsic value of options exercised during the six months ended July 29, 2006 was approximately $17.6 million as compared to total intrinisic value of options exercised during the six months ended July 30, 2005 of $24.4 million.

The following table summarizes stock option activity for the quarter and six months ended July 29, 2006:

	Quarter Ended		Six Months Ended
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Options outstanding at beginning of period	4,459,353	$25.87	4,739,049	$23.39
Granted	76,050	38.94	801,450	35.83
Forfeited or expired	(155,508)	29.13	(276,914)	27.17
Exercised	(201,022)	21.71	(1,084,712)	20.85

Options outstanding at July 29, 2006	4,178,873	26.19	4,178,873	26.19

Vested and exercisable at July 29, 2006	1,275,912	$22.13	1,275,912	$22.13

The weighted-average fair value of options granted during the quarters ended July 29, 2006 and July 30, 2005, estimated as of the grant date using the Black-Scholes option pricing model, was $15.85 and $6.88 per share, respectively. The weighted-average fair value of options granted during the six months ended July 29, 2006 and July 30, 2005, estimated as of the grant date using the Black-Scholes option pricing model, was $15.45 and $6.81 per share, respectively. The weighted-average remaining contractual term for options outstanding at both July 29, 2006 and January 28, 2006 was 7.7 years. The weighted-average remaining contractual term for options vested and exercisable at July 29, 2006 was 6.3 years. At July 29, 2006, the aggregate intrinsic value was $58.1 million and for options outstanding and $23.1 million for options vested and exercisable.

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

	Quarters Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Weighted average risk-free interest rate	4.8%	3.0%	4.8%	2.6%
Weighted average expected life (years)	4.9	4.0	4.7	4.0
Weighted average expected volatility	38.4%	28.6%	38.6%	28.9%
Expected dividend yield	—	—	—	—

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

Restricted Stock

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is determined on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, net of estimated forfeitures. As of July 29, 2006, there was $22.1 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. SFAS No. 123(R) requires that the deferred stock-based compensation on the condensed consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of January 28, 2006, there was approximately $12 million of deferred stock-based compensation that was netted against additional paid-in capital on January 29, 2006. The total fair value of restricted stock awards vested during the quarters ended July 29, 2006 and July 30, 2005 was $0.5 million and $0.7 million, respectively. The total fair value of the restricted stock awards vested during the six months ended July 29, 2006 and July 30, 2005 was $9.8 million and $4.5 million, respectively.

The following table summarizes restricted stock activity for the quarter and six months ended July 29, 2006:

	Quarter Ended		Six Months Ended
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at beginning of period	1,387,928	$31.49	932,902	$25.33
Granted	29,950	38.80	750,724	36.96
Vested	(14,125)	26.13	(273,445)	24.45
Forfeited	(80,950)	26.74	(87,378)	26.97

Restricted stock awards at July 29, 2006	1,322,803	$32.00	1,322,803	$32.00

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Share-based Payments (continued)

Associate Discount Stock Purchase Plan

In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”). Under the terms of the Stock Purchase Plan, as amended, eligible employees may purchase shares of the Company’s common stock quarterly, at a price equal to the lower of 85% of the closing price of the Company’s common stock at the beginning or end of each quarterly stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. During the quarter ended July 29, 2006, the Company sold 26,890 shares to employees at an average discount of $5.52 per share under the Stock Purchase Plan. The compensation expense recognized for the Stock Purchase Plan was approximately $0.2 million and $0.4 million for the quarter and six months ended July 29, 2006, respectively, as a result of the adoption of SFAS No. 123(R).

General

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the quarter and six months ended July 29, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously, under APB No. 25, to the extent awards were forfeited prior to vesting, the corresponding previously recognized compensation expense was reversed in the period of forfeiture. Upon adoption of SFAS No. 123(R), the Company recorded an adjustment to account for the expected forfeitures of stock-based awards granted prior to January 29, 2006, for which the Company previously recorded compensation expense. This adjustment was not material.

For the quarter and six months ended July 29, 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $2.1 million and $3.6 million, respectively, and a decrease in net income of $1.4 million and $2.4 million, respectively. The effect on both basic and diluted earnings per share for the quarter and six month period was $0.02 and $0.03 per share, respectively.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock-based compensation arrangements as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation arrangements (“excess tax benefits”) be classified as financing cash flows. For the quarter and six months ended July 29, 2006, excess tax benefits realized from stock-based compensation arrangements were $1.1 million and $4.8 million, respectively. The Company received $4.4 million and $22.7 million cash from the exercise of stock options during the quarter and six months ended July 29, 2006, respectively. The Company received $2.0 million and $38.7 million cash from the exercise of stock options during the quarter and six months ended July 30, 2005, respectively.

During the quarters and six months ended July 29, 2006, the Company recognized approximately $6.4 million and $9.9 million, respectively, in share-based compensation expense. During the quarters and six months ended July 30, 2005, the Company recognized approximately $2.1 million and $4.3 million, respectively, in share-based compensation expense. The total tax benefit for the quarter and six months ended July 29, 2006 was approximately $2.4 million and $3.6 million, respectively, and approximately $0.7 million and $1.4 million for the quarter and six months ended July 30, 2005, respectively. Had compensation costs of option awards been determined under a fair value alternative method as stated in SFAS No. 148 “Accounting for Stock-Based Compensation—Transition

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Share-based Payments (continued)

General (continued)

and Disclosure, an amendment of FASB Statement No. 123”, the Company would have been required to prepare a fair value model for such options, and record such amount in the consolidated financial statements as compensation expense and the Company’s net income and earnings per share for the quarter and for the six months ended July 30, 2005 would have been reduced to the following pro forma amounts:

	For the Quarter Ended July 30, 2005	For the Six Months Ended July 30, 2005
	(in thousands, except per share data)
Net income as reported:	$7,139	$24,110
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1,538	2,920
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,061)	(5,596)

Pro forma net income	$6,616	$21,434

Basic earnings per share:
As reported	$0.10	$0.34

Pro forma	$0.09	$0.30

Diluted earnings per share:
As reported	$0.10	$0.33

Pro forma	$0.09	$0.30

4. Long-Term Debt

In November 2003, Ann Taylor, Inc. and certain of its subsidiaries entered into a Second Amended and Restated $175.0 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility, which, at the Company’s option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250.0 million, matures on November 14, 2008 and is used by Ann Taylor, Inc. and certain of its subsidiaries for letters of credit and other general corporate purposes. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under the Credit Facility at any point during the six months ended July 29, 2006 or as of the date of this filing.

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective as of the beginning of the fiscal year that starts after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements.

In September 2005, the FASB issued a Proposed SFAS which amends SFAS No. 128, Earnings per Share. The proposed statement would be effective in the second half of Fiscal 2006 and is intended to clarify guidance on the computation of earnings per share for certain items such as mandatory convertible instruments, the treasury stock method, and contingently issuable shares. The Company is currently evaluating the proposed standard.

In June 2006, the FASB Emerging Issues Task Force reached a consensus on EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The Task Force reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus position is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company has evaluated the EITF and has determined that the Company will be required to disclose its accounting policy regarding presentation of taxes beginning with the first quarter of Fiscal 2007.

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
	(in thousands)
Service cost	$1,425	$1,193	$2,850	$2,386
Interest cost	525	421	1,050	842
Prior service and interest cost	—	57	—	113
Expected return on plan assets	(625)	(478)	(1,250)	(956)
Amortization of prior service cost	25	19	50	38
Amortization of actuarial loss	400	376	800	752

Net periodic pension cost	$1,750	$1,588	$3,500	$3,175

The Company contributed $7.7 million to its pension plan during the six months ended July 29, 2006.

7. Securities Repurchase Program

On August 18, 2005, the Company’s Board of Directors approved a $100 million securities repurchase program. Under the program, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will become treasury shares available for general corporate and other purposes. During the quarter and six months ended July 29, 2006, the Company repurchased 750,000 and 1.5 million shares of its common stock, respectively, at a cost of approximately $29.6 million and $54.8 million, respectively.

On August 17, 2006, the Company’s Board of Directors approved a new $125 million securities repurchase program which replaced the August 2005 program. Under the new program, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will become treasury shares available for general corporate and other purposes.

8. Legal Proceedings

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2006, in Fiscal 2005, the Company was served with three putative class action lawsuits in California relating to how it classified certain of its employees under California overtime laws and a putative class action lawsuit alleging that it denied its California employees earned vacation pay through allegedly unlawful policies related to vacation, personal days and floating holidays. The following is an update to these lawsuits.

On July 10, 2006, the Los Angeles County Superior Court granted final approval of the class-wide settlement reached on February 28, 2006 in two of the overtime putative class action lawsuits. The settlement in the third case became final upon final approval of the settlement in the first two lawsuits.

On May 17, 2006, the Company participated in a non-binding mediation in the vacation putative class action matter. Following the mediation, the parties reached a tentative agreement to settle this matter, which is subject to final documentation and

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. Legal Proceedings (continued)

court approval. The preliminary approval hearing on the class settlement is currently scheduled for September 19, 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

AnnTaylor Stores Corporation (the “Company”, “we, “us” and “our”), through its wholly owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “Ann Taylor Loft” and “Ann Taylor Factory” brands. Ann Taylor stores offer polished, sophisticated, updated classic styles while Ann Taylor Loft (“LOFT”) stores focus on relaxed, fashionable styles at a great value. Ann Taylor Factory stores are primarily found in outlet malls and currently offer a mix of factory-direct and clearance product. As of July 29, 2006, the Company operated 828 stores in 46 states, the District of Columbia and Puerto Rico, and also online stores at www.anntaylor.com and www.anntaylorLOFT.com. Unless the context indicates otherwise, all references herein to the Company include the Company and its wholly owned subsidiaries.

Key Performance Indicators

In order to monitor our success, senior management monitors certain key performance indicators, including:

Comparable store sales – Comparable store sales provide a measure of existing store sales performance for stores open at least a year. Comparable store sales for the quarter ended July 29, 2006 increased 10.3%, as compared to a 3.9% decrease for the quarter ended July 30, 2005.

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

Management Overview

During the second quarter of fiscal 2006, we experienced continued strong performance, built on the positive momentum we achieved at both Ann Taylor and LOFT during the first quarter. We saw significantly higher full-price selling, fueled by a strong product assortment and a more effective inventory management strategy, which contributed to significant increases in both gross margin and operating income for the quarter. Total net sales were up 19.9 percent to $610.0 million compared to $508.7 million in the second quarter of last year, with comparable store sales up 10.3 percent. Net income increased fivefold over the second quarter of last year, resulting in a record $0.59 in diluted earnings per share.

On the product side, both Ann Taylor and LOFT remained strongly differentiated, with the right balance of merchandise by end-use, the right color focus and the right mix of fashion. We entered the second quarter with approximately 9 percent less inventory overall and 19 percent less on a square foot basis, which allowed us to be more strategic and selective in our promotional activities, and contributed to the increases in full-price sales and gross margin we experienced.

Our strategy at Ann Taylor has been to reposition it as a full-price business and re-establish the brand as the premier destination for special event and professional dressing. Toward that end, we strengthened our investment in the daytime social, go-to-work and special occasion categories during the second quarter, and began flowing new merchandise in-store every two-to-three weeks to keep our offering fresh. July marked the twelfth consecutive month that Ann Taylor delivered positive comparable store sales. As we look to the fall, we will maintain an assortment consistent with our renewed focus on the professional and special occasion categories.

Results at LOFT reflect the steps taken to drive full-price selling, increase profitability and reduce store inventory levels. Our overall success on the product side reflects the work done to evolve the merchandise offering, particularly the fashion component. All regions delivered double-digit positive comparable store sales for the quarter, driven by increased full-price selling. Results were strong across all merchandise categories—relaxed and casual separates, dresses, knit tops, and petites were standouts, with summer fashion items driving the business. Heading into fall, we will continue to put the emphasis on fashion, with clear product statements emphasizing our complete head-to-toe assortment and supported by the in-store environment and our marketing efforts.

During the second quarter, we completed the transition from clearance vehicle to direct sourcing at Ann Taylor Factory stores. May marked the first month of in-store receipts in line with this new strategy, which blends Ann Taylor past-season bestsellers with current fashion trends and colors. The results to date have been very positive, and we look forward to continued growth as this concept matures.

Overall, we are pleased with our second quarter performance, and are committed to building on the business strategies that helped deliver these results. While the current macroeconomic environment is uncertain, we are confident that we have the right strategic priorities in place to move the business forward long-term.

Results of Operations

The following table sets forth condensed consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.8	52.5	44.6	50.8

Gross margin	54.2	47.5	55.4	49.2
Selling, general and administrative expenses	43.0	45.4	44.1	45.4

Operating income	11.2	2.1	11.3	3.8
Interest income	0.8	0.4	0.7	0.4
Interest expense	0.1	0.1	0.1	0.1

Income before income taxes	11.9	2.4	11.9	4.1
Income tax provision	4.8	1.0	4.8	1.7

Net income	7.1%	1.4%	7.1%	2.4%

The following table sets forth condensed consolidated income statement data expressed as a percentage increase (decrease) from the comparable prior year period:

	Quarters Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
	increase (decrease)
Net sales	19.9%	7.6%	18.4%	8.7%
Operating income	551.0%	(79.0)%	247.4%	(63.4)%
Net income	505.1%	(76.3)%	240.9%	(61.0)%

Sales and Store Data

The following table sets forth certain sales and store data:

	Quarters Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales (in thousands)
Total Company	609,998	508,684	1,166,171	985,130
Ann Taylor	224,572	212,227	446,072	417,965
LOFT	315,533	245,389	589,156	468,793
Other	69,893	51,068	130,943	98,372

Comparable stores sales percentage
Increase (decrease) (a)
Total Company	10.3%	(3.9)%	8.0%	(3.5)%
Ann Taylor	6.4%	(6.1)%	6.9%	(5.5)%
LOFT	14.2%	(3.2)%	9.7%	(2.4)%

Net sales per average gross square foot (b)	126	116	242	227

Total square footage at end of period (in thousands) (b)	4,841	4,484

Number of:
Total stores open at beginning of period	824	756	824	738
New stores	9	26	19	46
Expanded stores	3	1	6	2
Closed stores	(5)	—	(15)	(2)
Total stores open at end of period	828	782	828	782

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.
(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased $101.3 million or 19.9% during the quarter ended July 29, 2006 over the comparable 2005 period due to higher comparable store sales, resulting from an increase in full price selling, combined with the addition of 70 new stores since the second quarter of last year. By division, Ann Taylor’s net sales increased $12.3 million or 5.8%, while LOFT experienced an increase of $70.1 million or 28.6%. Net sales increased $181.0 million or 18.4% in the first six months of Fiscal 2006 over the comparable 2005 period due to higher comparable store sales, resulting from an increase in full price selling, combined with the addition of new stores. By division, Ann Taylor’s net sales increased $28.1 million or 6.7%, while LOFT experienced an increase of $120.4 million or 25.7%.

Cost of Sales

Cost of sales is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third party suppliers to our distribution center. Buying and occupancy costs are excluded from cost of sales. Cost of sales as a percentage of net sales decreased to 45.8% in the second quarter of Fiscal 2006 from 52.5% in the second quarter of Fiscal 2005. For the six months ended July 29, 2006, cost of sales as a percentage of net sales decreased to 44.6% compared to 50.8% for the same period last year.

Gross Margin

Gross margin as a percentage of net sales increased to 54.2% in the second quarter of Fiscal 2006 from 47.5% in the second quarter of Fiscal 2005. For the six months ended July 29, 2006 gross margin as a percentage of net sales increased to 55.4% from 49.2% for the six months ended July 30, 2005. The increase in gross margin as a percentage of net sales is primarily due to higher full price sales at both divisions, and higher margin rates achieved on non-full price sales, based on the Company’s strong product coupled with effective inventory management.

Selling, General and Administrative Expenses

Costs included in selling, general and administrative expenses include advertising, tenancy, payroll and benefits, certain product design costs and general and administrative expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 43.0% in the second quarter of Fiscal 2006 from 45.4% in the comparable 2005 period. Selling, general and administrative expenses as a percentage of net sales decreased to 44.1% for the six months ended July 29, 2006 from 45.4% in the comparable 2005 period. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to the combined effect of the absence of the 2005 corporate office relocation charge and leverage from an increase in comparable store sales partially offset by an increase in management performance bonus.

Interest Income

Interest income increased to approximately $4.6 million in the second quarter of Fiscal 2006 from approximately $2.2 million in the comparable 2005 period. The increase was primarily attributable to higher investment balances as well as higher interest rates during the second quarter of Fiscal 2006 as compared to the second quarter of Fiscal 2005.

For the six months ended July 29, 2006 interest income increased to approximately $7.9 million from approximately $3.9 million in the comparable 2005 period. The increase was primarily attributable to higher investment balances as well as higher interest rates.

Interest Expense

Interest expense increased to approximately $0.6 million in the second quarter of Fiscal 2006 from approximately $0.5 million in the comparable 2005 period. For the six months ended July 29, 2006 interest expense increased to approximately $1.1 million from approximately $0.9 million in the comparable 2005 period.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company’s liquidity:

	July 29, 2006	January 28,2006
	(dollars in thousands)
Working capital	$466,774	$418,626
Current ratio	2.65:1	2.63:1

For the six months ended July 29, 2006, net cash provided by operating activities totaled approximately $165.2 million, as compared to net cash provided by operating activities of approximately $75.6 million for the same period last year. Net cash provided by operating activities during the six months ended July 29, 2006 resulted from increased net earnings before non-cash expenses such as depreciation and amortization, a decrease in prepaid expenses and other current assets and an increase in accounts payable and other accrued expenses. Cash used in investing activities during the six months ended July 29, 2006 amounted to approximately $58.8 million due to the purchase of property and equipment. Cash used in financing activities amounted to approximately $29.1 million, and related primarily to the repurchase of shares of the Company’s common stock partially offset by proceeds from the exercise of stock options.

On August 18, 2005, our Board of Directors approved a $100 million securities repurchase program. Under the program, purchases of shares of our common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will become treasury shares available for general corporate and other purposes. During the quarter and six months ended July 29, 2006, the Company repurchased 750,000 and 1.5 million shares of its common stock, respectively, at a cost of approximately $29.6 million and $54.8 million, respectively.

On August 17, 2006, our of Directors approved a new $125 million securities repurchase program which replaced the August 2005 program. Under the new program, purchases of shares of our common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will become treasury shares available for general corporate and other purposes.

We expect our total capital expenditure requirements in Fiscal 2006 will range from approximately $160 million to $165 million. The actual amount of our capital expenditures will depend in part on the number of stores opened, expanded and refurbished. We expect to use cash flows from operations to fund our capital expenditure requirements.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective as of the beginning of the fiscal year that starts after December 15, 2006. We are in the process of determining the effect, if any, the adoption of FIN No. 48 will have on our financial statements.

In September 2005, the FASB issued a Proposed SFAS which amends SFAS No. 128, Earnings per Share. The proposed statement would be effective in the second half of Fiscal 2006 and is intended to clarify guidance on the computation of earnings per share for certain items such as mandatory convertible instruments, the treasury stock method, and contingently issuable shares. We are currently evaluating the proposed standard.

In June 2006, the FASB Emerging Issues Task Force reached a consensus on EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The Task Force reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus position is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. We have evaluated the EITF and have determined that we would be required to disclose our accounting policy regarding presentation of taxes beginning with the first quarter of Fiscal 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk of our cash and cash equivalents as of July 29, 2006 has not significantly changed since January 28, 2006. Information regarding our financial instruments and market risk as of January 28, 2006 is disclosed in our 2005 Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2006, in Fiscal 2005, the Company was served with three putative class action lawsuits in California relating to how it classified certain of its employees under California overtime laws and a putative class action lawsuit alleging that it denied its California employees earned vacation pay through allegedly unlawful policies related to vacation, personal days and floating holidays. The following is an update to these lawsuits.

On July 10, 2006, the Los Angeles County Superior Court granted final approval of the class-wide settlement reached on February 28, 2006 in two of the overtime putative class action lawsuits. The settlement in the third case became final upon final approval of the settlement in the first two lawsuits.

On May 17, 2006, the Company participated in a non-binding mediation in the vacation putative class action matter. Following the mediation, the parties reached a tentative agreement to settle this matter, which is subject to final documentation and court approval. The preliminary approval hearing on the class settlement is currently scheduled for September 19, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
				(in thousands)
April 30, 2006 to May 27, 2006	4,027	$37.35	—	$46,480
May 28, 2006 to July 1, 2006	750,142	39.50	750,000	16,855
July 2, 2006 to July 29, 2006	685	42.13	—	16,855

	754,854		750,000

(a)	Includes 4,854 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced Plan.
(b)	These shares were part of a $100.0 million securities repurchase plan, announced by the Company in August 2005. On August 17, 2006, the Company’s Board of Directors approved a new $125.0 million securities repurchase plan. This plan replaced the August 2005 plan and will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

Item 6. Exhibits

Exhibit Number	Description

*10.1	Stipulation of Settlement and Release of Certain Class Action and Individual Claims

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: August 25, 2006	By:	/s/ Kay Krill
Kay Krill
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 25, 2006	By:	/s/ James M. Smith
James M. Smith
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

*10.1	Stipulation of Settlement and Release of Certain Class Action and Individual Claims

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.