Form 10-Q
period 2006-10-28
ANNTAYLOR STORES CORP
filed 2006-11-29
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

or

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 24, 2006
Common Stock, $.0068 par value	71,817,408

Statement Regarding Forward-Looking Disclosures

Certain sections of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. Forward-looking statements also include representations of the expectations or beliefs of AnnTaylor Stores Corporation (the “Company”) concerning future events that involve risks and uncertainties, including:

•	the Company’s ability to predict accurately client fashion preferences;

•	competitive influences and decline in the demand for merchandise offered by the Company;

•	effectiveness of the Company’s brand awareness and marketing programs;

•	the Company’s ability to secure and protect trademarks and other intellectual property rights in the United States and/or foreign countries;

•	general economic conditions, including the impact of higher fuel and energy prices, interest rates, a downturn in the retail industry or changes in levels of store traffic;

•	fluctuation in the Company’s level of sales and earnings growth;

•	the Company’s ability to locate new store sites or negotiate favorable lease terms for additional stores or for the lease renewal or expansion of existing stores;

•	risks associated with the performance and operations of the Company’s Internet operations;

•	a significant change in the regulatory environment applicable to the Company’s business;

•	risks associated with the possible inability of the Company, particularly through its sourcing and logistics functions, to operate within production and delivery constraints and the Company’s dependence on a single distribution facility;

•	the uncertainties of sourcing associated with the current quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products and the re-imposition of quotas in certain categories, and other possible trade law or import restrictions;

•	financial or political instability in any of the countries in which the Company’s goods are manufactured;

•	the potential impact of natural disasters and public health concerns, particularly on the Company’s foreign sourcing offices and manufacturing operations of the Company’s vendors;

•	acts of war or terrorism in the United States or worldwide;

•	work stoppages, slowdowns or strikes;

•	the Company’s ability to hire, retain and train key personnel;

•	the Company’s ability to successfully upgrade and maintain its information systems, including adequate system security controls;

•	the Company’s ability to continue operations in accordance with its business continuity plan in the event of an interruption; and

•	the impact of the Company’s AnnTaylor Factory business strategy.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Nine Months Ended October 28, 2006 and October 29, 2005

(unaudited)

	Quarters Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
	(In thousands, except per share amounts)
Net sales	$566,261	$513,976	$1,732,432	$1,499,106
Cost of sales	245,596	235,344	765,953	735,804

Gross margin	320,665	278,632	966,479	763,302
Selling, general and administrative expenses	258,956	228,653	773,187	675,450

Operating income	61,709	49,979	193,292	87,852
Interest income	4,551	2,150	12,500	6,092
Interest expense	612	560	1,679	1,428

Income before income taxes	65,648	51,569	204,113	92,516
Income tax provision	26,384	21,223	82,662	38,060

Net income	$39,264	$30,346	$121,451	$54,456

Earnings per share:
Basic earnings per share of common stock	$0.55	$0.42	$1.70	$0.76
Weighted average shares outstanding	71,133	71,674	71,549	71,527
Diluted earnings per share of common stock	$0.54	$0.42	$1.67	$0.76
Weighted average shares outstanding, assuming dilution	72,356	72,270	72,714	72,078

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

October 28, 2006 and January 28, 2006

(unaudited)

	October 28, 2006	January 28, 2006
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$405,372	$380,654
Accounts receivable	25,460	17,091
Merchandise inventories	279,514	204,503
Prepaid expenses and other current assets	73,539	73,964

Total current assets	783,885	676,212
Property and equipment, net	564,393	512,765
Goodwill	286,579	286,579
Other assets	25,204	17,350

Total assets	$1,660,061	$1,492,906

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$116,989	$97,398
Accrued salaries and bonus	30,561	8,633
Accrued tenancy	44,749	44,036
Gift certificates and merchandise credits redeemable	32,685	45,916
Accrued expenses	96,149	61,603

Total current liabilities	321,133	257,586
Deferred lease costs	214,442	198,714
Other liabilities	3,402	2,124

Commitments and contingencies
Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,126,991 and 81,998,648 shares issued, respectively	559	558
Additional paid-in capital	746,094	723,230
Retained earnings	648,775	527,325
Deferred compensation on restricted stock	—	(12,006)

	1,395,428	1,239,107
Treasury stock, 10,038,438 and 9,507,361 shares respectively, at cost	(274,344)	(204,625)

Total stockholders’ equity	1,121,084	1,034,482

Total liabilities and stockholders’ equity	$1,660,061	$1,492,906

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended October 28, 2006 and October 29, 2005

(unaudited)

	Nine Months Ended
	October 28, 2006	October 29, 2005
	(in thousands)
Operating activities:
Net income	$121,451	$54,456
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(5,653)	(14,241)
Depreciation and amortization	75,832	68,883
Loss on disposal and write-down of property and equipment	4,300	2,830
Non-cash interest	388	274
Non-cash compensation expense	18,512	8,388
Tax benefit from exercise of stock options	8,990	9,134
Changes in assets and liabilities:
Accounts receivable	(8,351)	(9,519)
Merchandise inventories	(75,011)	(43,493)
Prepaid expenses and other current assets	(2,519)	18,956
Accounts payable and other current liabilities	17,420	24,013
Other non-current assets and liabilities, net	42,464	51,146

Net cash provided by operating activities	197,823	170,827

Investing activities:
Purchases of available-for-sale securities	—	(20,600)
Sales of available-for-sale securities	—	213,000
Purchases of property and equipment	(116,183)	(154,973)

Net cash (used in) provided by investing activities	(116,183)	37,427

Financing activities:
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	2,496	2,332
Proceeds from exercise of stock options	25,362	40,043
Excess tax benefits from stock-based compensation	5,447	—
Repurchases of common and restricted stock	(90,227)	(36,516)

Net cash (used in) provided by financing activities	(56,922)	5,859

Net increase in cash	24,718	214,113
Cash and cash equivalents, beginning of period	380,654	62,412

Cash and cash equivalents, end of period	$405,372	$276,525

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,299	$1,160

Income taxes	$81,870	$10,615

Accrual for purchases of property and equipment	$15,577	$32,230

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

The results of operations for the 2006 interim period shown in the Condensed Consolidated Financial Statements (unaudited) are not necessarily indicative of results to be expected for Fiscal 2006.

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

2. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and vesting of unvested restricted stock if the effect is dilutive.

	Quarters Ended
	October 28, 2006			October 29, 2005
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share
Income available to common stockholders	$39,264	71,133	$0.55	$30,346	71,674	$0.42

Effect of Dilutive Securities
Stock options and restricted stock	—	1,223		—	596

Diluted Earnings per Share
Income available to common stockholders	$39,264	72,356	$0.54	$30,346	72,270	$0.42

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. Earnings Per Share (continued)

	Nine Months Ended
	October 28, 2006			October 29, 2005
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share
Income available to common stockholders	$121,451	71,549	$1.70	$54,456	71,527	$0.76

Effect of Dilutive Securities
Stock options and restricted stock	—	1,165		—	551

Diluted Earnings per Share
Income available to common stockholders	$121,451	72,714	$1.67	$54,456	72,078	$0.76

Options to purchase 5,000 and 13,748 shares of common stock during the quarter and nine months ended October 28, 2006, respectively, and 1,622,862 and 2,801,762 shares of common stock during the quarter and nine months ended October 29, 2005, respectively, were excluded from the above computations of weighted-average shares for diluted earnings per share. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods. In addition, 266,667 shares of unvested restricted stock were excluded from the above calculation during the quarter and nine months ended October 28, 2006 due to contingencies placed on their vesting rights which had not yet been satisfied as of October 28, 2006.

3. Share-based Payments

Effective January 29, 2006, the Company began recording compensation expense associated with stock options and other forms of equity awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value (defined as the excess of the fair market value on date of grant of an option over its exercise price). On January 29, 2006, the Company adopted the modified prospective transition method provided under SFAS No. 123(R), and, accordingly, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in Fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted on or after January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Share-based Payments (continued)

Stock Incentive Plans

The Company has established four stock incentive plans (the “Plans”), which are summarized below:

Year Established	Defined Name	Plan Name	Shares Reserved
			Restricted Stock (a)	Total Authorized
1992	1992 Plan	1992 Stock Option and Restricted Stock and Unit Award Plan	713,250	7,200,000
2000	2000 Plan	2000 Stock Option and Restricted Stock Award Plan	562,500	2,250,000
2001	2002 Plan	2002 Stock Option and Restricted Stock and Unit Award Plan	787,500	4,500,000
2003	2003 Plan	2003 Equity Incentive Plan	1,760,000	5,500,000

(a)	Included in the number of total authorized shares. The Company may issue restricted stock grants up to the levels provided under each plan, however shares not used for this purpose are available for issuance as stock option grants, except for 150,750 shares under the 1992 Plan.

At the Company’s 2006 Annual Meeting of Stockholders held on April 27, 2006, the stockholders approved certain amendments to the Company’s 2003 Equity Incentive Plan, including increasing the total authorized shares reserved for issuance under the 2003 Plan from 3,300,000 to 5,500,000 shares.

Stock option awards outstanding under the Company’s Plans have been granted at exercise prices which are equal to the market value of the Company’s stock on the grant date (determined in accordance with the applicable Plan), generally vest over four years and expire no later than ten years after the grant date. Each of the Plans also includes an acceleration clause by which all options not exercisable by their terms will, upon the occurrence of certain events, become exercisable. Shares underlying stock award grants are generally issued out of treasury stock. All the Plans allow for restricted stock awards, and the 2002 Plan and 2003 Plan also include restricted unit awards. A restricted unit represents the right to receive a share of common stock and/or the cash value of a share of common stock on the date the restrictions on the restricted unit lapse. No restricted units have been granted under the Plans. The restrictions on restricted stock or restricted unit grants generally lapse over a four-year period from the date of the grant. In the event a grantee terminates employment with the Company, any restricted stock or restricted units remaining subject to restrictions are generally forfeited.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

(unaudited)

3. Share-based Payments (continued)

Stock Options

Effective January 29, 2006, the Company began recognizing stock option expense on a straight-line basis over the vesting period, net of estimated forfeitures. As of October 28, 2006, there was $16.5 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. The total intrinsic value of options exercised during the quarter ended October 28, 2006 was approximately $2.0 million as compared to the total intrinsic value of options exercised during the quarter ended October 29, 2005 of $1.3 million. The total intrinsic value of options exercised during the nine months ended October 28, 2006 was approximately $19.6 million as compared to the total intrinsic value of options exercised during the nine months ended October 29, 2005 of $25.7 million.

The following table summarizes stock option activity for the quarter and nine months ended October 28, 2006:

	Quarter Ended		Nine Months Ended
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Options outstanding at beginning of period	4,178,873	$26.19	4,739,049	$23.39
Granted	6,000	39.58	807,450	35.85
Forfeited or expired	(125,450)	25.84	(402,364)	26.76
Exercised	(116,876)	23.32	(1,201,588)	21.09

Options outstanding at October 28, 2006	3,942,547	26.30	3,942,547	26.30

Vested and exercisable at October 28, 2006	1,248,721	$22.43	1,248,721	$22.43

The weighted-average fair value of options granted during the quarters ended October 28, 2006 and October 29, 2005, estimated as of the grant date using the Black-Scholes option pricing model, was $15.74 and $8.21 per share, respectively. The weighted-average fair value of options granted during the nine months ended October 28, 2006 and October 29, 2005, estimated as of the grant date using the Black-Scholes option pricing model, was $15.45 and $7.03 per share, respectively. The weighted-average remaining contractual term for options outstanding at October 28, 2006 and January 28, 2006 was 7.5 years and 7.7 years, respectively. The weighted-average remaining contractual term for options vested and exercisable at October 28, 2006 was 6.2 years. At October 28, 2006, the aggregate intrinsic value was $68.4 million for options outstanding and $26.6 million for options vested and exercisable.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

(unaudited)

3. Share-based Payments (continued)

Stock Options (continued)

Option valuation models require input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The fair value of options granted under the Company’s stock option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Weighted average risk-free interest rate	4.6%	3.8%	4.8%	2.8%
Weighted average expected life (years)	4.8	4.0	4.7	4.0
Weighted average expected volatility	37.8%	32.1%	38.6%	38.5%
Expected dividend yield	—	—	—	—

The risk-free rate is based on a zero-coupon U.S. Treasury rate in effect at the time of grant with maturity dates that coincide with the expected life of the options. The expected life of the options is based on a calculation of the Company’s historical exercise patterns to estimate future exercise patterns. The expected volatility for grants made subsequent to the adoption of SFAS No. 123(R) is based on a simple average of (i) historical volatility of stock price returns using daily closing prices and (ii) the volatility implied by exchange-traded call options to purchase the Company’s common stock. The expected volatility for grants made prior to the adoption of SFAS No. 123(R) was based on historical volatility of stock price returns using daily closing prices. Historical volatility was calculated as of the grant date using stock price data over periods of time equal in duration to the expected life of the options granted. In assessing implied volatility data, the Company analyzed call option market activity during the three month period preceding the grant date. The Company also considered the volume of market activity of the underlying shares and traded options, the similarity of the exercise prices of the traded options to the exercise price of the employee stock options during the period, and considered traded options whose term is close to the expected term of the employee stock option.

Restricted Stock

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant (determined in accordance with the applicable Plan) and is amortized to compensation expense on a straight-line basis over the related vesting periods, net of estimated forfeitures. As of October 28, 2006, there was $18.5 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. SFAS No. 123(R) requires that the deferred stock-based compensation on the condensed consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of January 28, 2006, there was approximately $12.0 million of deferred stock-based compensation that was netted against additional paid-in capital on January 29, 2006. The total fair value of restricted stock awards vested during the quarters ended October 28, 2006 and October 29, 2005 was $4.1 million and $2.4 million, respectively. The total fair value of restricted stock awards vested during the nine months ended October 28, 2006 and October 29, 2005 was $13.9 million and $6.9 million, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

(unaudited)

3. Share-based Payments (continued)

Restricted Stock (continued)

The following table summarizes restricted stock activity for the quarter and nine months ended October 28, 2006:

	Quarter Ended		Nine Months Ended
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at beginning of period	1,322,803	$32.00	932,902	$25.33
Granted	3,000	39.58	753,724	36.97
Vested	(96,942)	26.84	(370,387)	25.07
Forfeited	(13,725)	31.13	(101,103)	27.54

Restricted stock awards at October 28, 2006	1,215,136	$32.44	1,215,136	$32.44

Associate Discount Stock Purchase Plan

In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”). Under the terms of the Stock Purchase Plan, as amended, eligible employees may purchase shares of the Company’s common stock quarterly, at a price equal to the lower of 85% of the closing price of the Company’s common stock at the beginning or end of each quarterly stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. During the quarter ended October 28, 2006, the Company sold 24,561 shares to employees at an average discount of $6.28 per share under the Stock Purchase Plan. As a result of the adoption of SFAS No. 123(R), the compensation expense recognized for the Stock Purchase Plan was approximately $0.2 million and $0.6 million for the quarter and nine months ended October 28, 2006, respectively.

General

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the quarter and nine months ended October 28, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously, under APB No. 25, to the extent awards were forfeited prior to vesting, the corresponding previously recognized compensation expense was reversed in the period of forfeiture. Upon adoption of SFAS No. 123(R), the Company recorded an adjustment to account for the expected forfeitures of stock-based awards granted prior to January 29, 2006, for which the Company previously recorded compensation expense. This adjustment was not material.

For the quarter and nine months ended October 28, 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $3.1 million and $6.7 million, respectively, and a decrease in net income of $2.0 million and $4.5 million, respectively. The effect on basic earnings per share for the quarter and nine month period was $0.03 and $0.06, respectively, and the effect on diluted earnings per share for the quarter and nine month period was $0.02 and $0.05 per share, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

(unaudited)

3. Share-based Payments (continued)

General (continued)

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock-based compensation arrangements as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation arrangements (“excess tax benefits”) be classified as financing cash flows. For the quarter and nine months ended October 28, 2006, excess tax benefits realized from stock-based compensation arrangements were $0.6 million and $5.4 million, respectively. The Company received $2.7 million and $25.4 million cash from the exercise of stock options during the quarter and nine months ended October 28, 2006, respectively. The Company received $1.3 million and $40.0 million cash from the exercise of stock options during the quarter and nine months ended October 29, 2005, respectively.

During the quarter and nine months ended October 28, 2006, the Company recognized approximately $6.6 million and $16.5 million, respectively, in total share-based compensation expense. During the quarter and nine months ended October 29, 2005, the Company recognized approximately $3.4 million and $7.9 million, respectively, in total share-based compensation expense. The total tax benefit recognized in the condensed consolidated statements of income for the quarter and nine months ended October 28, 2006 was approximately $2.6 million and $6.5 million, respectively, and approximately $1.4 million and $3.4 million for the quarter and nine months ended October 29, 2005, respectively.

Had compensation costs of option awards been determined under a fair value alternative method as stated in SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company would have been required to prepare a fair value model for such options, and record such amount in the consolidated financial statements as compensation expense and the Company’s net income and earnings per share for the quarter and for the nine months ended October 29, 2005 would have been reduced to the following pro forma amounts:

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

(unaudited)

3. Share-based Payments (continued)

General (continued)

	For the Quarter Ended October 29, 2005	For the Nine Months Ended October 29, 2005
	(in thousands, except per share data)
Net income as reported:	$30,346	$54,456
Add: Stock-based employee compensation expense included in net income, net of related tax effects	2,016	4,937
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,561)	(8,156)

Pro forma net income	$29,801	$51,237

Basic earnings per share:
As reported	$0.42	$0.76

Pro forma	$0.42	$0.72

Diluted earnings per share:
As reported	$0.42	$0.76

Pro forma	$0.41	$0.71

4. Long-Term Debt

In November 2003, AnnTaylor, Inc. and certain of its subsidiaries entered into a Second Amended and Restated $175.0 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility, which, at AnnTaylor, Inc.’s option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250.0 million, matures on November 14, 2008 and is used by AnnTaylor, Inc. and certain of its subsidiaries for letters of credit and other general corporate purposes. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under the Credit Facility at any point during the nine months ended October 28, 2006 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $135.7 million and $136.5 million as of October 28, 2006 and January 28, 2006, respectively leaving a remaining available balance for loans and letters of credit of $39.3 million and $38.5 million as of October 28, 2006 and January 28, 2006, respectively.

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

(unaudited)

5. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN No. 48) Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective as of the beginning of the fiscal year that starts after December 15, 2006. The Company is in the process of determining the effect the adoption of FIN No. 48 will have on its financial statements.

In June 2006, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus position is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company will be required to disclose its accounting policy regarding presentation of taxes beginning with the first quarter of Fiscal 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB No. 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company does not anticipate the adoption of SAB 108 will have an impact on its February 3, 2007 financial statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

(unaudited)

5. Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. Based on the Company’s funded status of plan obligations disclosed in Note 8 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, the estimated impact of adopting SFAS No. 158 (pre-tax) would have been a decrease in total assets of approximately $9.4 million, an increase in total liabilities of approximately $4.4 million and the recognition of accumulated other comprehensive loss of approximately $13.8 million at January 28, 2006, with no impact to the Company’s consolidated statements of income or cash flows. Actual plan performance and changes in actuarial assumptions as of February 3, 2007 could have an impact on the actual amounts recorded.

6. Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
	(in thousands)
Service cost	$1,425	$1,193	$4,275	$3,579
Interest cost	525	421	1,575	1,263
Prior service and interest cost	—	57	—	170
Expected return on plan assets	(625)	(478)	(1,875)	(1,434)
Amortization of prior service cost	25	19	75	57
Amortization of actuarial loss	400	376	1,200	1,128

Net periodic pension cost	$1,750	$1,588	$5,250	$4,763

The Company contributed $7.7 million to its pension plan during the nine months ended October 28, 2006.

7. Securities Repurchase Program

On August 17, 2006, the Company’s Board of Directors approved a new $125 million securities repurchase program, which replaced the $100 million securities repurchase program approved by the Company’s Board of Directors in August 2005. Under the new program, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will become treasury shares available for general corporate and other purposes. During the first nine months of Fiscal 2006, the Company repurchased 2,200,800 shares of its common stock at a cost of approximately $85.1 million, of which 750,800 shares, or approximately $30.3 million, were repurchased under the August 2006 program.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

(unaudited)

8. Legal Proceedings

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 and the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended April 29, 2006 and July 29, 2006, in Fiscal 2005, the Company was served with three putative class action lawsuits in California relating to how it classified certain of its employees under California overtime laws and a putative class action lawsuit alleging that it denied its California employees earned vacation pay through allegedly unlawful policies related to vacation, personal days and floating holidays.

On July 10, 2006, the Los Angeles County Superior Court granted final approval of the class-wide settlement reached on February 28, 2006 in two of the overtime putative class action lawsuits. The settlement in the third case became final upon final approval of the settlement in the first two lawsuits.

On September 19, 2006, the Santa Clara County Superior Court granted preliminary approval of the class-wide settlement reached in the vacation putative class action. The final approval hearing on the class settlement is currently scheduled for January 30, 2007.

The Company is also a party to routine litigation arising in the ordinary course of its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the Company’s opinion, any such liability will not have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

AnnTaylor Stores Corporation (the “Company”, “we, “us” and “our”), through its wholly owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “Ann Taylor Loft” and “Ann Taylor Factory” brands. Ann Taylor stores offer polished, sophisticated, updated classic styles while Ann Taylor Loft (“LOFT”) stores focus on relaxed, fashionable styles at a great value. Ann Taylor Factory stores are primarily found in outlet malls and beginning in August 2006, offer factory-direct product exclusively. As of October 28, 2006, we operated 856 stores in 46 states, the District of Columbia and Puerto Rico, and also online stores at www.anntaylor.com and www.anntaylorLOFT.com. Unless the context indicates otherwise, all references herein to the Company, we, us and our include the Company and its wholly owned subsidiaries.

Key Performance Indicators

In order to monitor our success, senior management monitors certain key performance indicators, including:

Comparable store sales – Comparable store sales provide a measure of existing store sales performance for stores open at least a year. Comparable store sales for the quarter ended October 28, 2006 increased 2.6%, as compared to a 0.2% increase for the quarter ended October 29, 2005.

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

Quality of merchandise offerings - To monitor and maintain the acceptance of our merchandise offerings, we monitor sell-through levels, inventory turnover, gross margins, returns and markdown rates on a class and style level. This analysis helps identify fit and any other issues at an early date and helps us plan future product development and buying.

Management Overview

During the third quarter of Fiscal 2006, we continued to build on the momentum we experienced during the first half of the year. Overall, the results for the quarter were driven by the performance of our Ann Taylor, Ann Taylor Factory and Online businesses, all of which delivered significant sales and gross margin increases compared to last year. These results were partially offset by challenges at LOFT. Total gross margin as a percentage of net sales increased significantly over last year’s third quarter, to 56.6% up from 54.2%. Net income also rose 29.4% compared to the third quarter of Fiscal 2005, to $39.3 million, or a third quarter record of $0.54 per diluted share.

During the quarter, we continued our successful efforts to differentiate Ann Taylor and LOFT from a product, store and marketing perspective. At Ann Taylor, we extended our positive comparable store sales gains to 15 consecutive months, despite coming up against tougher comparable store sales comparisons in the third quarter. These results reflect the success we have seen since repositioning the business to focus on full-price penetration, improved gross margin and reduced clearance activity. We have supported this strategy by enhancing the product assortment with an emphasis on professional and special occasion dressing, elevating our marketing and store environment to better reflect the brand’s legacy as an upscale fashion destination, and making our inventory more productive. As we enter the fourth quarter, we will maintain an assortment consistent with this focus, including an integrated gifting strategy.

LOFT experienced challenges in the third quarter, particularly in the sweater category. While the remaining categories of LOFT’s business were generally healthy, the importance of sweaters to the collection made the impact more significant and we will continue to see the carryover gross margin effect in the fourth quarter. On the positive side, we continued to see strong results in pants, dresses, casual, knits and petites. For Holiday, we will continue to flow product, with deliveries building on and complementing each other and an integrated gifting approach with a range of gift options at multiple price points across our apparel and accessories offering.

Our Online business experienced a strong quarter, with both sales and traffic up significantly. The growth came from increases in full-price sales, which drove higher margin and profitability. The investments we have made in online marketing have brought many new clients to our sites. In addition, we have significantly elevated the online experience to better capture our clients’ interest and provide a more user-friendly shopping experience. At Ann Taylor Factory, our revised product strategy of sourcing directly for this channel continued to generate increased sales and profitability.

While we have experienced improved gross margin and a healthier mix of full-price sales across our businesses thus far in Fiscal 2006, we expect the fourth quarter to be further impacted by the LOFT miss. In addition to taking the steps necessary to ensure our LOFT collection has the right mix of fashion overall, one of our key priorities for Fiscal 2007 is to evaluate our cost structure and identify opportunities to lower selling, general and administrative expenses and enhance overall operating efficiency. This work will be an important complement to efforts already underway to foster continued top-line growth.

Results of Operations

The following table sets forth condensed consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.4	45.8	44.2	49.1

Gross margin	56.6	54.2	55.8	50.9
Selling, general and administrative expenses	45.7	44.5	44.6	45.1

Operating income	10.9	9.7	11.2	5.8
Interest income	0.8	0.4	0.7	0.4
Interest expense	0.1	0.1	0.1	0.1

Income before income taxes	11.6	10.0	11.8	6.1
Income tax provision	4.7	4.1	4.8	2.5

Net income	6.9%	5.9%	7.0%	3.6%

The following table sets forth condensed consolidated income statement data expressed as a percentage increase (decrease) from the comparable prior year period:

	Quarters Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
	increase (decrease)
Net sales	10.2%	11.6%	15.6%	9.7%
Operating income	23.5%	117.6%	120.0%	(30.5)%
Net income	29.4%	118.1%	123.0%	(28.1)%

Sales and Store Data

The following table sets forth certain sales and store data:

	Quarters Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales (in thousands)
Total Company	$566,261	$513,976	$1,732,432	$1,499,106
Ann Taylor	223,257	210,027	669,329	627,992
LOFT	272,531	251,867	861,687	720,660
Other	70,473	52,082	201,416	150,454

Comparable stores sales percentage Increase (decrease) (a)
Total Company	2.6%	0.2%	6.2%	(2.3)%
Ann Taylor	6.1%	3.7%	6.6%	(2.6)%
LOFT	(0.9)%	(2.5)%	6.0%	(2.4)%

Net sales per average gross square foot (b)	$115	$111	$354	$335

Total square footage at end of period (in thousands) (b)	4,993	4,739

Number of:
Total stores open at beginning of period	828	782	824	738
New stores	30	40	49	86
Expanded stores	6	6	12	8
Closed stores	2	2	17	4
Total stores open at end of period	856	820	856	820

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.
(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased $52.3 million or 10.2% during the quarter ended October 28, 2006 over the comparable 2005 period due to the net addition of 36 stores (new stores opened, less stores closed) since the third quarter of last year and higher overall comparable store sales, driven by an increase in full price selling. The increase was partially offset by a decrease in comparable store sales at LOFT due to poor performance in the sweater category. By division, Ann Taylor’s net sales increased $13.2 million, or 6.3%, while LOFT experienced an increase of $20.7 million, or 8.2%.

Net sales increased $233.3 million or 15.6% in the first nine months of Fiscal 2006 over the comparable 2005 period due to higher overall comparable store sales, driven by an increase in full price selling, combined with the addition of new stores. By division, Ann Taylor’s net sales increased $41.3 million, or 6.6%, while LOFT experienced an increase of $141.0 million, or 19.6%.

Cost of Sales

Cost of sales is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third party suppliers to our distribution center. Buying and occupancy costs are excluded from cost of sales. Cost of sales as a percentage of net sales decreased to 43.4% for the quarter ended October 28, 2006 from 45.8% for the quarter ended October 29, 2005. For the nine months ended October 28, 2006, cost of sales as a percentage of net sales decreased to 44.2% compared to 49.1% for the comparable 2005 period.

Gross Margin

Gross margin as a percentage of net sales increased to 56.6% in the third quarter, compared to 54.2% in the third quarter last year. The increase in gross margin as percentage of net sales was primarily due to an increase in full-price sales across all divisions.

Gross margin as a percentage of net sales increased to 55.8% for the nine months ended October 28, 2006, from 50.9% for the nine months ended October 29, 2005. The increase in gross margin as percentage of net sales was primarily due to higher full-price sales across all divisions combined with higher margin rates on non full-price sales.

Selling, General and Administrative Expenses

Costs included in selling, general and administrative expenses include advertising, tenancy, payroll and benefits, certain product design costs and general and administrative expenses. Selling, general and administrative expenses in the third quarter of 2006 were $259.0 million, or 45.7% of net sales, compared to $228.7 million, or 44.5% of net sales, for the same period last year. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher marketing and stock- and performance-based compensation expense, partially offset by leverage on fixed expenses at Ann Taylor and the increase in comparable store sales.

Selling, general and administrative expenses as a percentage of net sales for the nine months ended October 28, 2006 decreased to 44.6% of net sales, compared to 45.1% of net sales for the same period last year. This decrease was primarily due to the benefits of fixed cost leverage, given the increase in comparable store sales, and the absence of the corporate office relocation charge that unfavorably impacted the 2005 period. Partially offsetting these benefits were higher stock- and performance-based compensation expenses in the 2006 period.

Effective January 29, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107, and recorded stock-based compensation expense under the fair value method. Prior to January 29, 2006, we accounted for stock-based compensation under APB 25 and used the intrinsic value method. In the quarter and nine months ended October 28, 2006, we recorded $6.6 million and $16.5 million, respectively, of stock-based compensation expense compared to $3.4 million and $7.9 million for the quarter and nine months ended October 29, 2005, respectively. This stock-based compensation expense has been included in the same income statement category as the cash compensation paid to the recipient of the stock-based award.

Interest Income

Interest income increased to $4.6 million in the quarter ended October 28, 2006 from $2.2 million in the quarter ended October 29, 2005. The increase was primarily attributable to higher investment balances as well as higher interest rates during the third quarter of Fiscal 2006 as compared to the third quarter of Fiscal 2005.

For the nine months ended October 28, 2006 interest income increased to $12.5 million from $6.1 million in nine months ended October 29, 2005. The increase was primarily attributable to higher investment balances as well as higher interest rates.

Interest Expense

Interest expense was approximately $0.6 million for the quarter ended October 28, 2006 and the quarter ended October 29, 2005, respectively. For the nine months ended October 28, 2006 interest expense increased to approximately $1.7 million from approximately $1.4 million in the nine months ended October 29, 2005.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company’s liquidity:

	October 28, 2006	January 28,2006
	(dollars in thousands)
Working capital	$462,752	$418,626
Current ratio	2.44:1	2.63:1

For the nine months ended October 28, 2006, net cash provided by operating activities totaled approximately $197.8 million, as compared to net cash provided by operating activities of approximately $170.8 million for the same period last year. Net cash provided by operating activities during the nine months ended October 28, 2006 resulted from increased net earnings before non-cash expenses such as depreciation, amortization and non-cash compensation expense; increases in accounts payable, accrued expenses and deferred lease costs, and offset by an increase in merchandise inventories. Cash used in investing activities during the nine months ended October 28, 2006 amounted to approximately $116.2 million due to the purchase of property and equipment. Cash used in financing activities amounted to approximately $56.9 million, and related primarily to the repurchase of our common stock, as mentioned below, partially offset by the proceeds received from the exercise of stock options.

On August 17, 2006, our Board of Directors approved a new $125 million securities repurchase program which replaced the $100 million securities repurchase program approved by our Board of Directors in August 2005. Under the new program, purchases of shares of our common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will become treasury shares available for general corporate and other purposes. During the first nine months of Fiscal 2006, we repurchased 2,200,800 shares of our common stock at a cost of approximately $85.1 million, of which 750,800 shares, or approximately $30.3 million, were repurchased under the August 2006 program.

We expect our total capital expenditure requirements in Fiscal 2006 will be approximately $165 million. The actual amount of our capital expenditures will depend in part on the number of stores opened, expanded and refurbished. We expect to use cash flows from operations to fund our capital expenditure requirements.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to merchandise inventory valuation, asset impairment, stock compensation, and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. Other than described below, there have been no changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006:

Stock compensation

Effective January 29, 2006, we adopted SFAS No. 123(R) using the modified prospective method. The calculation of stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected life of shares granted in connection with stock-based awards based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on an average of our historical volatility and the implied volatility of publicly traded options on our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of stock-based awards granted, exercised and cancelled. If the actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be different from what we have recorded in the current period. See Note 3, “Share-based Payments”, in the Condensed Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN No. 48) Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective as of the beginning of the fiscal year that starts after December 15, 2006. We are in the process of determining the effect the adoption of FIN No. 48 will have on our financial statements.

In June 2006, the FASB Emerging Issues Task Force reached a consensus on EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus position is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. We will be required to disclose our accounting policy regarding presentation of taxes beginning with the first quarter of Fiscal 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB No. 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. We do not anticipate the adoption of SAB 108 will have an impact on our February 3, 2007 financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity.

The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. Based on our funded status of plan obligations disclosed in Note 8 to our Annual Report on Form 10-K for the year ended January 28, 2006, the estimated impact of adopting SFAS No. 158 (pre-tax) would have been a decrease in total assets of approximately $9.4 million, an increase in total liabilities of approximately $4.4 million and the recognition of accumulated other comprehensive loss of approximately $13.8 million at January 28, 2006, with no impact to the Company’s consolidated statements of income or cash flows. Actual plan performance and changes in actuarial assumptions as of February 3, 2007 could have an impact on the actual amounts recorded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk of our cash and cash equivalents as of October 28, 2006 has not significantly changed since January 28, 2006. Information regarding our financial instruments and market risk as of January 28, 2006 is disclosed in our 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 and the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended April 29, 2006 and July 29, 2006, in Fiscal 2005, the Company was served with a putative class action lawsuit alleging that it denied its California employees earned vacation pay through allegedly unlawful policies related to vacation, personal days and floating holidays. The following is an update to this lawsuit.

On September 19, 2006, the Santa Clara County Superior Court granted preliminary approval of the class-wide settlement reached in this matter. The final approval hearing on the class settlement is currently scheduled for January 30, 2007.

The Company is also a party to routine litigation arising in the ordinary course of its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the Company’s opinion, any such liability will not have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan
				(in thousands)
July 30, 2006 to August 26, 2006	762	$40.41	—	$125,000
August 27, 2006 to September 30, 2006	612,825	40.09	605,700	100,107
October 1, 2006 to October 28, 2006	181,968	41.88	145,100	94,665

	795,555		750,800

(a)	Includes 44,755 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced Plan.
(b)	These shares were part of the $125.0 million securities repurchase program approved by the Board of Directors on August 17, 2006. This program replaced the August 2005 program and will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

Item 6. Exhibits.

Exhibit Number	Description
*10.1	First Amendment to AnnTaylor Stores Corporation Special Severance Plan, effective as of November 16, 2006.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: November 29, 2006	By:	/s/ Kay Krill
Kay Krill
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 29, 2006	By:	/s/ James M. Smith
James M. Smith
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
*10.1	First Amendment to AnnTaylor Stores Corporation Special Severance Plan, effective as of November 16, 2006.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.