Form 10-K
period 2007-02-03
ANNTAYLOR STORES CORP
filed 2007-03-22
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 3, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of July 28, 2006 was $2,884,796,853.

The number of shares of the registrant's common stock outstanding as of March 2, 2007 was 69,373,074.

Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for the Registrant's 2007 Annual Meeting of Stockholders to be held on May 17, 2007 are incorporated by reference into Part III.

ANNTAYLOR STORES CORPORATION

ANNUAL REPORT ON FORM 10-K INDEX

Statement Regarding Forward-Looking Disclosures

This Annual Report on Form 10-K (this “Report”) includes, and incorporates by reference, certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. These forward-looking statements reflect the current expectations of AnnTaylor Stores Corporation concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including without limitation those discussed in the sections of this Report entitled “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. AnnTaylor Stores Corporation does not assume any obligation to publicly update or revise any forward-looking statements at any time for any reason.

PART I

ITEM 1.	Business.

General

AnnTaylor Stores Corporation, through its wholly-owned subsidiaries, is a leading national specialty retailer of women's apparel, shoes and accessories sold primarily under the “Ann Taylor”, “Ann Taylor Loft” (“LOFT”) and “Ann Taylor Factory” brands. Our stores offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a total wardrobing strategy. This total wardrobing strategy is reinforced by an emphasis on client service. Ann Taylor sales associates are trained to assist clients in merchandise selection and wardrobe coordination, helping them achieve the “Ann Taylor look” and “LOFT look” while reflecting the clients’ personal styles. As used in this report, all references to “we,” “our,” “us”, and “the Company” refer to AnnTaylor Stores Corporation and its wholly-owned subsidiaries.

We are dedicated to maintaining the right merchandise mix in our stores among suits and separates, tops, footwear and accessories. We concentrate on calibrating the timing of our product offerings to address clients’ wardrobing needs, anticipating fabric and yarn preferences on a regional and seasonal basis, and timing direct marketing efforts accordingly.

We believe that “Ann Taylor” and “LOFT” are highly recognized national brands with distinct fashion points of view, though both are equally committed to providing our clients with updated classics that are feminine, stylish, versatile and polished and that wardrobe her across all aspects of her evolving lifestyle. The Ann Taylor brand is focused on updated classic, yet stylish, professional and special occasion dressing that is sophisticated and versatile and always of high quality. The LOFT brand is focused on fashionable updated classics that are relaxed and casual and that offer good quality and value. Our Ann Taylor Factory business offers factory-direct product exclusively in the outlet environment. In addition, clients may shop online at anntaylor.com and anntaylorLOFT.com or by phone at 1-800-DIAL-ANN.

As of February 3, 2007, we operated 869 retail stores in 46 states, the District of Columbia and Puerto Rico, of which 348 were Ann Taylor stores, 464 were LOFT stores and 57 were Ann Taylor Factory stores. See “Stores and Expansion” for further discussion.

Merchandise Design and Production

Substantially all merchandise offered in our stores is developed by our in-house product design and development teams. Our merchandising groups determine inventory needs for the upcoming season, edit the assortments developed by the design teams, plan merchandise flows, and arrange for the production of merchandise by independent manufacturers, primarily through our sourcing division or through private label specialists.

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

We source merchandise from approximately 262 manufacturers and vendors, none of which accounted for more than 4% of our merchandise purchases in Fiscal 2006. Our merchandise is manufactured in over 20 countries, with approximately 34% of our merchandise manufactured in China, 7% in Hong Kong and 14% in the Philippines. Any event causing a sudden disruption of manufacturing or imports from those countries, or the imposition of additional import restrictions, could have a material adverse effect on our operations. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

We have a human rights compliance program that requires all of our suppliers, factories, and subcontractors to comply with our Global Supplier Principles and Guidelines. We also conduct unannounced third-party audits to confirm manufacturer compliance with our human rights compliance standards.

We cannot predict with certainty whether any of the foreign countries in which our products are currently manufactured or any of the countries in which we may manufacture our products in the future will be subject to future import restrictions by the U.S. government, including the likelihood, type or degree of effect of any such new trade restriction. Trade restrictions, including increased tariffs or quotas, on apparel, or other items sold by us could affect the importation of such merchandise and could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition, results of operations and liquidity. Further, the U.S. may impose additional duties in response to an investigation as to whether a particular product being sold in the United States at less than fair value may cause (or threaten to cause) material injury to the relevant domestic industry as claimed by such industry. This is generally known as "anti-dumping" action.

Our merchandise flow may also be adversely affected by factors discussed in “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

We generally do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. We believe we have good relationships with our suppliers and that, subject to the discussion above and in the “Statement Regarding Forward-Looking Disclosures” and “Risk Factors”, we will continue to have adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

Inventory Control and Merchandise Allocation

Our planning departments analyze each store's size, location, demographics, sales and inventory history to determine the quantity of merchandise to be purchased for, and the allocation of merchandise to, our stores. Merchandise is allocated to achieve an emphasis that is suited to each store's client base. Merchandise typically is sold at its original marked price for several weeks, with the length of time varying by item. We review inventory levels on an ongoing basis to identify slow-moving merchandise styles and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear this merchandise. Markdowns may also be used if inventory exceeds client demand for reasons of design, seasonal adaptation or changes in client preference, or if it is determined that the inventory will not sell at its currently marked price.

In Fiscal 2006, inventory turned 5.0 times, compared to 4.7 times in Fiscal 2005 and 4.5 times in Fiscal 2004. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and the end of the period. Merchandise inventories increased approximately $29.1 million, or 14.2% in Fiscal 2006 from Fiscal 2005.

Our core merchandising system is the central repository for inventory data and related business activities that affect inventory levels such as purchasing, receiving, allocation, and distribution.

We use a centralized distribution system under which nearly all merchandise is distributed to our stores through our distribution center, located in Louisville, Kentucky. See "Properties". Merchandise is shipped by the distribution center to our stores several times each week.

Stores and Expansion

An important aspect of our business strategy is a real estate expansion program designed to reach new clients through the opening of new stores. We open new stores in markets that we believe have a sufficient concentration of our target clients. We also add stores, or expand the size of existing stores, in markets where we already have a presence, as market conditions warrant and sites become available. We also reinvest in our current store fleet to elevate and modernize the in-store experience we are providing our clients. Store locations are determined on the basis of various factors, including geographic location, demographic studies, anchor tenants in a mall location, other specialty stores in a mall or specialty center location or in the vicinity of a village location, and the proximity to professional offices in a downtown or village location. Stores opened in factory outlet centers are located in factory outlet malls in which co-tenants generally include a significant number of outlet or discount stores operated under nationally recognized upscale brand names. Store size also is determined on the basis of various factors, including merchandise needs, geographic location, demographic studies, and space availability.

As of February 3, 2007, we operated 869 retail stores throughout the United States, the District of Columbia and Puerto Rico, of which 348 were Ann Taylor stores, 464 were LOFT stores and 57 were Ann Taylor Factory stores.

The average Ann Taylor store is approximately 5,200 square feet in size. We also have three flagship Ann Taylor stores in New York City, San Francisco and Chicago, which represent the largest assortment of Ann Taylor merchandise. In Fiscal 2006, we opened 11 Ann Taylor stores that averaged approximately 5,200 square feet. In Fiscal 2007, we plan to open approximately 10-15 Ann Taylor stores, which are expected to average approximately 5,200 square feet.

LOFT stores average approximately 5,900 square feet. In Fiscal 2006, we opened 52 LOFT stores that averaged approximately 6,000 square feet, including our first LOFT flagship store on the ground floor of 7 Times Square, our corporate headquarters, in New York City. In Fiscal 2007, we plan to open approximately 60 LOFT stores, which are expected to average approximately 5,700 square feet.

Our 57 Ann Taylor Factory stores average approximately 7,900 square feet. In Fiscal 2006, we opened 7 Ann Taylor Factory stores that averaged approximately 6,900 square feet. In Fiscal 2007, we plan to open approximately 10 Ann Taylor Factory stores, which are expected to average approximately 6,600 square feet.

Our stores typically have approximately 20% of their total square footage allocated to stockroom and other non-selling space.

The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor stores ("ATS"), LOFT stores ("ATL"), and Ann Taylor Factory stores ("ATF") over the past five years:

Fiscal Year	Total Stores Open at Beginning of Fiscal Year	No. Stores Opened During Fiscal Year			No. Stores Closed During Fiscal Year	No. Stores Open at End of Fiscal Year				No. Stores Expanded During Fiscal Year
		ATS	ATL	ATF		ATS	ATL	ATF	Total
2002	538	10	39	—	3	350	207	27	584	—
2003	584	8	61	1	6	354	268	26	648	8
2004	648	10	77	8	5	359	343	36	738	6
2005	738	9	73	15	11	357	416	51	824	12
2006	824	11	52	7	25	348	464	57	869	16

We believe that our existing store base is a significant strategic asset of our business, and our stores are located in some of the most productive retail centers in the United States. We have invested approximately $481.5 million in our store base since the beginning of Fiscal 2002; approximately 61% of our stores are either new, expanded or have been remodeled or updated in the last five years.

Our Fiscal 2006 real estate expansion plan resulted in an increase in our total store square footage of approximately 278,000 square feet (net of store closings), or 5.8%, from approximately 4.8 million square feet at the end of Fiscal 2005 to approximately 5.1 million square feet at the end of Fiscal 2006. During Fiscal 2007, we intend to open approximately 80-85 stores, increasing store square footage (net of closings) by approximately 423,000 square feet, or 8.3%.

Capital expenditures for our Fiscal 2006 store expansion program totaled approximately $95 million and expenditures for store remodeling and refurbishment totaled approximately $36 million. We expect that capital expenditures for our Fiscal 2007 store expansion program will be approximately $95 million to $100 million and expenditures for store renovations and refurbishing will be approximately $25 million to $30 million.

Our ability to continue to increase store square footage will be dependent upon, among other things, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the negotiation of acceptable lease terms. See “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources".

Information Systems

During Fiscal 2006, we continued our investment in information services and technology, enhancing the systems we use to support our merchandising, sourcing, point of sale and workforce management functions. These enhancements are generally aimed at supporting more refined merchandise assortments, improving inventory management and providing speed, flexibility and cost reduction in our supply chain.

Brand Building and Marketing

We believe that our Ann Taylor and LOFT brands are among our most important assets and that these brands and their relationship with our clients are key to our competitive advantage. We continuously evolve these brands to appeal to the changing needs of our target clients and stay competitive in the market.

We control all aspects of brand development for both retail concepts, including product design, store merchandising and design, channels of distribution, and marketing and advertising. We continue to invest in the development of these brands through, among other things, client research, advertising, in-store and direct marketing, and our online sites. We also make investments to enhance the overall client experience through the opening of new stores, the expansion and remodeling of existing stores, and a focus on client service.

We believe it is strategically important to communicate on a regular basis directly with our current client base and with potential clients, through national and regional advertising, as well as through direct mail marketing and in-store presentation. Marketing expenditures as a percentage of sales were 2.8% in Fiscal 2006, 2.7% in Fiscal 2005 and 3.4% in Fiscal 2004.

Trademarks and Service Marks

The “AnnTaylor®” and “AnnTaylor Loft®” trademarks are registered with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. Our rights in the “AnnTaylor” and “AnnTaylor Loft” marks are a significant part of our business, as we believe those trademarks are famous and well-known in the women’s apparel industry. Accordingly, we intend to maintain our “AnnTaylor” and “AnnTaylor Loft” trademarks and related registrations and vigorously protect our trademarks against infringement. We have also registered the “Celebrations®” trademark with the United States Patent and Trademark Office.

We currently have a license agreement with a third party for the right to use the "Ann Taylor" trademark for manufacturing and exporting purposes in the People's Republic of China. The license agreement expires on June 30, 2015. Subject to certain exceptions, the license agreement also provides us with a right of first refusal in the event that the third party proposes to assign, sell or transfer its "Ann Taylor" trademark. See “Statement Regarding Forward-Looking Disclosures” and “Risk Factors”.

Competition

The women’s retail apparel industry is highly competitive. Our stores compete with certain departments in international, national and local department stores and with other specialty stores, catalog and internet businesses that offer similar categories of merchandise. We believe that our focused merchandise selection, exclusive fashions and service distinguish us from other apparel retailers. Our competitors range from smaller, growing companies to considerably larger players with substantially greater financial, marketing and other resources. There is no assurance that we will be able to compete successfully with them in the future. See “Statement Regarding Forward-Looking Disclosures” and “Risk Factors”.

Employees

As of February 3, 2007, we had approximately 17,700 employees, of which approximately 2,900 were full-time salaried employees, 2,800 were full-time hourly employees and 12,000 were part-time hourly employees working less than 30 hours per week. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Available Information

We make available free of charge on our website, http://investor.anntaylor.com, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are filed electronically with, or otherwise furnished to, the United States Securities and Exchange Commission (the “SEC”). Copies of the charters of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and Business Conduct Guidelines, are also available on our website or in print free of charge upon written request by any shareholder to the Corporate Secretary at 7 Times Square, New York, New York 10036.

ITEM 1A.	Risk Factors.

You should consider the following risk factors carefully in evaluating our business and the forward-looking information in this document. Please also see “Statement Regarding Forward-Looking Disclosures”. The risks described below are not the only risks our business faces. We may also be adversely affected by additional risks not presently known to us or that we currently deem immaterial.

Our ability to anticipate and respond to changing client preferences and fashion trends in a timely manner

The specialty retail apparel business fluctuates according to changes in the economy and client preferences. These fluctuations especially affect our inventory since we enter into agreements to manufacture and purchase our merchandise well in advance of the applicable selling season. As a result, we are vulnerable to changes in consumer demand, pricing shifts, and the timing and selection of merchandise purchases.

Our success largely depends on our ability to consistently gauge fashion trends and provide merchandise that satisfies client demands in a timely manner. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could lead to lower sales, missed opportunities, excess inventories and more frequent markdowns, which could have a material adverse impact on our business. Merchandise misjudgments could also negatively impact our image with our clients.

The effect of competitive pressures from other retailers

The specialty retail industry is highly competitive. We compete with national, international and local department stores, specialty and discount stores, catalogs and internet businesses offering similar categories of merchandise. Many of our competitors are companies with substantially greater financial, marketing and other resources. There is no assurance that we can compete successfully with them in the future. In addition to competing for sales, we compete for favorable store locations and lease terms. We also face competition from retailers that recently have been developing brand extensions and new concepts targeted at our client base. Increased competition could reduce our sales and margins and adversely affect results of operations.

Our ability to secure and protect trademarks and other intellectual property rights

We believe that our “AnnTaylor”, “AnnTaylor Loft” and “LOFT” trademarks are important to our success. Even though we register and protect our trademarks and other intellectual property rights, there is no assurance that our actions will protect us from the prior registration by others or prevent others from infringing our trademarks and proprietary rights or seeking to block sales of our products as infringements of their trademarks and proprietary rights. In addition, our license to use the “Ann Taylor” trademark for manufacturing and exporting purposes in the People’s Republic of China expires on June 30, 2015 unless the parties agree to an extension. See “Business – Trademarks and Service Marks”.

The effect of general economic conditions

The success of our business depends to a significant extent upon a number of factors impacting discretionary consumer spending, including general economic conditions, employment, consumer debt, taxation, fuel and energy prices, interest rates, political conditions such as war, terrorism and political unrest, and consumer confidence. A downturn in the economy may affect consumer purchases of our merchandise and adversely impact our continued growth and results of operations.

Our ability to grow through new store openings and existing store remodels and expansions

Our continued growth and success depends in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. Accomplishing our store expansion goals depends upon a number of factors, including locating suitable sites, negotiating favorable lease terms and hiring and training qualified associates, particularly at the store management level. We must also be able to effectively renew and negotiate expansion terms in existing store leases. There is no assurance that we will achieve our store expansion goals, manage our growth effectively or operate our new and remodeled stores profitably.

Our ability to execute brand extensions and new concepts

In addition to our store growth strategy, part of our business strategy is to grow our existing brands and identify and develop new growth opportunities. We recently introduced our Celebrations® special occasion line in certain Ann Taylor stores and online, and in Fiscal 2006 also changed our product strategy at Ann Taylor Factory stores to a direct merchandise approach. In Fiscal 2007, we plan to expand the Celebrations® line and launch a LOFT maternity line. We also have plans to introduce a new Beauty collection and a LOFT Factory concept, as well as other growth initiatives. Our success with new product offerings or concepts requires significant capital expenditures and management attention. Any such plan is subject to risks such as client acceptance, competition, product differentiation, challenges to economies of scale in merchandise sourcing and the ability to attract and retain qualified associates, including management and designers. There is no assurance that these product offerings or concepts will be successful or that our overall profitability will increase as a result. Our failure to successfully execute our growth strategies may adversely impact our financial condition and results of operations.

Fluctuation in our level of sales and earnings growth

A variety of factors have historically affected, and will continue to affect, our comparable stores sales results and margins. These factors include client trends and preferences, competition, economic conditions, weather, effective inventory management and new store openings. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on the market price of our common stock.

Our reliance on foreign sources of production

We purchase a significant portion of our merchandise from foreign suppliers. As a result, our business is subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•

imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of goods that may be imported into the United States from countries in regions where we do business;

•	imposition of new legislation relating to port security that may create congestion and/or disrupt merchandise flow;

•	imposition of duties, taxes, and other charges on imports;

•

imposition of anti-dumping or countervailing duties in response to an investigation as to whether a particular product being sold in the United States at less than fair value may cause (or threaten to cause) material injury to the relevant domestic industry;

•	financial or political instability in any of the countries in which our goods are manufactured;

•	impact of natural disasters and public health concerns on our foreign sourcing offices and vendor manufacturing operations; and

•	fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds.

We cannot predict whether any of the foreign countries in which our goods are manufactured, or in which our goods may be manufactured in the future, will be subject to import restrictions by the U.S. government. Any sudden disruption of manufacturing or imposition of trade restrictions, such as increased tariffs or more restrictive quotas on apparel or other items we sell could affect the import of such merchandise and could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition, results of operations and liquidity.

In addition, the raw materials used to manufacture our products are subject to availability constraints and price volatility caused by high demand for fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors. Increases in the demand for, or the price of, raw materials could hurt our profitability.

Our reliance on third party manufacturers

We do not own or operate any manufacturing facilities and depend on independent third parties to manufacture our products. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. A manufacturer’s failure to ship products to us on a timely basis or to meet the required quality standards could cause supply shortages for merchandise and failure to meet client expectations, which could result in lost sales.

Manufacturer compliance with our labor practices requirements

While we require our independent manufacturers to comply with the Ann Taylor Global Supplier Principles and Guidelines and monitor their compliance with these guidelines, we do not control the manufacturers or their labor practices. Any failure of our independent manufacturers to comply with our Global Supplier Principles and Guidelines could disrupt the shipment of finished product to us, force us to locate alternative manufacturing sources or damage our reputation.

Our reliance on key management

Our success depends to a significant extent both upon the continued services of our current executive and senior management team, as well as our ability to attract, hire, motivate and retain additional qualified management in the future. Competition for key executives in the retail industry is intense, and our operations could be adversely affected if we cannot attract and retain qualified associates.

Our ability to successfully upgrade and maintain our information systems

We rely heavily on information systems to manage our operations, including a full range of retail, financial, sourcing and merchandising systems, and regularly make investments to upgrade, enhance or replace these systems. Any delays or difficulties in transitioning to these or other new systems, or in integrating these systems with our current systems, or any other disruptions affecting our information systems, could have a material adverse impact on our business. Any failure to maintain adequate system security controls to protect our computer assets and sensitive data, including client data, from unauthorized access, disclosure or use could also damage our reputation with our clients.

In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our business continuity plan.

Our dependence on a single distribution facility

We handle merchandise distribution for all of our stores from a single facility in Louisville, Kentucky. Any significant interruption in the operation of the distribution facility or the domestic transportation infrastructure due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which could cause sales to decline.

Risks associated with Internet sales

We sell merchandise over the Internet through our websites, www.anntaylor.com and www.anntaylorLOFT.com. Although only a small percentage of our total sales, our Internet operations are subject to numerous risks, including:

•	operating problems or system failures;

•	reliance on third party computer hardware/software and order fulfillment providers;

•	rapid technological change;

•	diversion of sales from our stores;

•	liability for online content;

•	violations of state or federal privacy laws;

•	credit card fraud;

•	risks related to the failure of the computer systems that operate our websites and their related support systems, including computer viruses; and

•	telecommunications failures and electronic break-ins and similar disruptions.

There is no assurance that our Internet operations will achieve sales and profitability growth.

Effects of war, terrorism or other catastrophes

Threat of terrorist attacks or actual terrorist events in the United States and worldwide could disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic in regional shopping centers. Natural disasters could also impact our ability to open and run our stores in affected areas. Lower client traffic due to security concerns, war or the threat of war and natural disasters could result in decreased sales that would have a material adverse impact on our business, financial condition and results of operations.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

As of February 3, 2007, we operated 869 retail stores in 46 states, the District of Columbia and Puerto Rico, all of which were leased. Store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods. Some of the leases grant us the right to extend the term for one or two additional five-year periods. Some leases also contain early termination options, which can be exercised by us under specific conditions. Most of the store leases require us to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. Most of the leases also require us to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2007—2009	233
2010—2012	238
2013—2015	305
2016 and later	93

In Fiscal 2005, we relocated our corporate offices to 7 Times Square in New York City (containing approximately 297,000 square feet) under a lease expiring in 2020. The lease for our former offices at 142 West 57th Street in New York City (containing approximately 140,000 square feet) expired in September 2006. We also lease other office space in New York City containing approximately 93,000 square feet, the lease for which expires in 2010. In addition, we maintain office space in Milford, Connecticut containing approximately 47,000 square feet. The Milford lease expires in 2019.

Ann Taylor's wholly owned subsidiary, AnnTaylor Distribution Services, Inc., owns our 256,000 square foot distribution center located in Louisville, Kentucky. Nearly all Ann Taylor merchandise is distributed to our stores through this facility. The parcel on which the distribution center is located comprises approximately 27 acres and could accommodate possible future expansion of the facility.

ITEM 3.	Legal Proceedings.

On October 3, 2005, a former employee of one of our California stores served AnnTaylor Retail, Inc. with a putative class action lawsuit in Santa Clara County Superior Court alleging that we deny our California employees earned vacation pay through our allegedly unlawful policies related to vacation, personal days and holidays, and seeking recovery in an unstated dollar amount for alleged unpaid vacation wages, waiting time penalties, prejudgment interest and injunctive relief. While we deny the allegations underlying the lawsuit, we agreed to settle the matter to avoid significant legal fees, other expenses and management time that would have to be devoted to protracted litigation. The Santa Clara County Superior Court granted preliminary approval of the class-wide settlement on September 19, 2006, and final approval on January 30, 2007. We currently expect that payments of claims to class members as well as attorney’s fees, costs and class representative enhancements will be made in 2007.

We are also a party to routine litigation incidental to our business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse effect on our consolidated financial position, consolidated results of operations or liquidity.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the symbol “ANN”. The number of holders of record of common stock at March 2, 2007 was 541. The following table sets forth the high and low sale prices per share of the common stock on the New York Stock Exchange for the periods indicated.

	Market Price
	High	Low
Fiscal Year 2006
Fourth quarter	$45.15	$32.25
Third quarter	44.64	36.80
Second quarter	44.27	35.57
First quarter	38.30	32.18

Fiscal Year 2005
Fourth quarter	$35.20	$23.75
Third quarter	28.75	23.05
Second quarter	26.89	23.09
First quarter	27.80	21.11

STOCK PERFORMANCE GRAPH

The following graph compares the percentage changes in the cumulative total stockholder return on the Company’s Common Stock for the five-year period ended February 3, 2007, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Retailers, Apparel Index for the same period. In accordance with the rules of the SEC, the returns are indexed to a value of $100 at February 2, 2002 and assume that all dividends, if any, were reinvested. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

We have never paid cash dividends on our common stock. Any determination to pay cash dividends is at the discretion of our Board of Directors, which considers it on a periodic basis. In addition, as a holding company, our ability to pay dividends is dependent upon the receipt of dividends or other payments from our subsidiaries, including our wholly owned subsidiary Ann Taylor, Inc. The payment of dividends by Ann Taylor, Inc. to us is subject to certain restrictions under Ann Taylor Inc.’s $175 million Second Amended and Restated Credit Agreement (the “Credit Facility”). We are also subject to certain restrictions contained in the Credit Facility on the payment of cash dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

The following table sets forth information concerning purchases of our common stock for the periods indicated, which become treasury shares available for general corporate and other purposes upon repurchase:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
October 29, 2006 to November 25, 2006	240,894	$38.96	239,200	$85,347
November 26, 2006 to December 30, 2006	1,946,860	33.78	1,946,860	19,581
December 31, 2006 to February 3, 2007	598,515	33.00	591,800	57

	2,786,269	$34.06	2,777,860

(a)	Includes 8,409 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under our publicly announced program.

(b)	These shares were part of the $125 million securities repurchase program approved by our Board of Directors on August 17, 2006. Substantially all purchases under this program have been made, and the program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

ITEM 6.	Selected Financial Data.

The following historical consolidated income statement and consolidated balance sheet information has been derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this document. All references to years are to our fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below contained 52 weeks except for the fiscal year ended February 3, 2007 which includes 53 weeks.

	Fiscal Years Ended
	February 3, 2007		January 28, 2006		January 29, 2005		January 31, 2004		February 1, 2003
	(dollars in thousands, except per square foot data and per share data)
Consolidated Income Statement Information:
Net sales	$2,342,907		$2,073,146		$1,853,583		$1,587,708		$1,380,966
Cost of sales	1,085,897		1,017,122		906,035		721,463		633,473

Gross margin	1,257,010		1,056,024		947,548		866,245		747,493
Selling, general and administrative expenses	1,033,173		924,998		842,590		694,958		612,698

Operating income	223,837		131,026		104,958		171,287		134,795
Interest income	17,174		9,318		5,037		3,298		3,279
Interest expense (a)	2,230		2,083		3,641		6,665		6,886

Income before income taxes	238,781		138,261		106,354		167,920		131,188
Income tax provision	95,799		56,389		43,078		67,193		51,158

Net income	$142,982		$81,872		$63,276		$100,727		$80,030

Basic earnings per share (b)	$2.01		$1.14		$0.91		$1.51		$1.21

Diluted earnings per share (b)	$1.98		$1.13		$0.88		$1.42		$1.14

Weighted average shares outstanding, (in 000's) (b)	70,993		71,554		69,607		66,614		66,372

Weighted average shares outstanding, assuming dilution (in 000's) (b)	72,107		72,270		72,933		73,145		72,452

Consolidated Operating Information:
Percentage increase (decrease) in comparable store sales (c)	2.8%		0.1%		3.6%		5.3%		(3.9)%
Net sales per average gross square foot (d)	$474		$461		$471		$456		$434
Number of stores:
Open at beginning of period	824		738		648		584		538
Opened during the period	70		97		95		70		49
Closed during the period	25		11		5		6		3

Open at the end of the period	869		824		738		648		584

Expanded/Relocated during the period	16		12		6		8		—
Total store square footage at end of period, (000’s)	5,079		4,801		4,202		3,662		3,305
Capital expenditures (e)	$165,129		$174,895		$152,483		$97,300		$63,119
Depreciation and amortization	$105,890		$93,786		$78,657		$66,798		$61,201
Working capital turnover (f)	5.8	x	5.4	x	5.0	x	4.6	x	6.0	x
Inventory turnover (g)	5.0	x	4.7	x	4.5	x	4.1	x	3.5	x

Consolidated Balance Sheet Information:
Working capital	$391,187		$418,626		$343,568		$400,298		$286,337
Goodwill, net	286,579		286,579		286,579		286,579		286,579
Total assets	1,568,503		1,492,906		1,327,338		1,256,397		1,095,351
Total debt	—		—		—		125,152		121,652
Stockholders’ equity	1,049,911		1,034,482		926,744		818,856		702,853

(Footnotes on following page)

(Footnotes for preceding page)

(a)	Includes non-cash interest expense of approximately $0.5 million, $0.8 million, $1.9 million, $4.3 million and $4.3 million, in Fiscal 2006, 2005, 2004, 2003 and 2002, respectively, from amortization of deferred financing costs and in Fiscal 2004 and prior, accretion of original issue discount. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

(b)	In Fiscal 2004 and Fiscal 2002, we effected 3-for-2 splits of our common stock, in the form of stock dividends. All share and per share amounts in the financial information have been restated to reflect the splits.

(c)	A store is included in comparable store sales in its thirteenth month of operation. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store. In addition, in a year with 53 weeks, sales in the last week of that year are not included in comparable store sales.

(d)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

(e)	Capital expenditures are accounted for on the accrual basis and include net non-cash transactions totaling $(0.8) million, $(14.3) million, $15.3 million, $7.6 million and $0.4 million in Fiscal 2006, 2005, 2004, 2003 and 2002, respectively. The non-cash transactions are comprised primarily of the purchase of property and equipment on account.

(f)	Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.

(g)	Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Management Overview

Fiscal 2006 was a year of record financial performance for the Company. In addition, we continued to strengthen and grow our brands, enhance our operational effectiveness, and build a strong performance-based organizational culture. These accomplishments were offset by some challenges, particularly in the second-half at LOFT. Still, full year net income increased 75%, from $81.9 million last year to $143.0 million in Fiscal 2006, and diluted earnings per share increased to a record $1.98.

Net sales for the year increased 13% to $2.3 billion, driven by a 2.8% increase in comparable store sales, the expansion and upgrade of our store base through the net addition of 45 stores, the continued growth of our Internet business and the effect on sales of the 53rd week, particularly at Ann Taylor. We also increased profitability in Fiscal 2006, driven by a significant improvement in gross margin. This was due to the improved product offering and inventory management at Ann Taylor throughout the year, as well as the successful conversion of our Factory business to a full-price shopping destination and the continued growth of the Company’s Internet operations.

At Ann Taylor, we saw a continuation of the turnaround that began last year. Net sales increased more than 4%, with comparable store sales up a solid 3.1%. In addition, our online Ann Taylor business continued to achieve aggressive growth. During the year, we continued to improve our product offering in terms of quality, style and value, and we elevated our marketing to be more aspirational in nature. Our Spring and Fall collections were well-received, particularly in the professional dressing and special occasion categories, although we did experience difficulty in key sweater and outerwear categories in the fourth quarter largely due to unusually warm weather. We were also very successful managing inventory levels throughout the year, which helped us achieve higher full-price sales, leading to higher gross margin.

LOFT continued its aggressive growth during the year, although strong performance in the Spring and Summer seasons was offset by a challenging Fall and Holiday period. LOFT’s second-half merchandise assortment did not offer a balanced product mix and focused too heavily on fashion-forward trends. This had a negative effect on gross margin, as we were forced to promote aggressively to move product through our stores. Based on the performance in the first half of Fiscal 2006, LOFT delivered a 16% increase in net sales for the year, with comparable store sales up 1.9%. LOFT’s online business also delivered strong growth for the year.

Our Factory business successfully transitioned to a full-price shopping destination in Fiscal 2006. This change resulted in record sales and margin gains for Factory for the year, and a heightened focus across the organization on tightly managing inventory levels and driving increased full-price sales. It also enabled us to broaden the reach of the Ann Taylor brand.

During Fiscal 2006, we opened a total of 70 new stores and closed 25, ending the year with a total store count of 869 stores, including 348 Ann Taylor, 464 LOFT and 57 Ann Taylor Factory stores. In addition, we continued efforts begun last year to aggressively update Ann Taylor stores to ensure our store fleet is brand appropriate for our clients. Since the 2005 launch of our Ann Taylor store refurbishment initiative, we have updated 106 stores, and expect that over 70% of our store fleet will be updated by the end of Fiscal 2007.

While Fiscal 2006 was an overall success, we are aware of the opportunities that lie ahead and remain clearly focused on continued growth in Fiscal 2007. In addition to addressing the issues that surfaced at LOFT in the second-half, one of our key priorities for Fiscal 2007 is to identify opportunities to lower selling, general and administrative expenses and enhance overall operating efficiency. This work will be an important complement to efforts already underway to foster continued top-line growth.

Key Performance Indicators

In evaluating our success, senior management reviews certain key performance indicators, including:

Comparable store sales – Comparable store sales provide a measure of existing store sales performance. Since the fiscal year ended February 3, 2007 included 53 weeks, sales in the last week of the fiscal year are not included in determining comparable store sales.

Gross margin – Gross margin measures our ability to control direct costs associated with the manufacturing and selling of our products. Gross margin is the difference between the net sales and cost of sales, which is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third-party suppliers to our distribution center. Occupancy costs are excluded from cost of sales.

Operating income – Because retailers do not uniformly record supply chain costs as a component of cost of sales or selling, general and administrative expenses, operating income allows us to benchmark our performance relative to other retailers. Operating income is a measure of our earning power from ongoing operations and is measured as our earnings before interest and income taxes.

Store productivity – Store productivity, including sales per square foot, average unit retail price (AUR), number of units per transaction (UPT), dollars per transaction (DPT), traffic and conversion, is evaluated by management in assessing our operating performance.

Inventory turnover – Inventory turnover measures our ability to sell our merchandise and how many times it is replaced over time. This ratio is important for determining the need for markdowns, purchasing of inventory, and product effectiveness.

Quality of merchandise offerings – To monitor and maintain the acceptance of our merchandise offerings, we monitor sell-through levels, inventory turnover, gross margins, returns and markdown rates on a class and style level. This analysis helps identify merchandise issues at an early date and helps us plan future product development and buying.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales. All fiscal years presented contained 52 weeks except for the fiscal year ended February 3, 2007 which includes 53 weeks:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	46.3	49.1	48.9

Gross margin	53.7	50.9	51.1
Selling, general and administrative expenses	44.1	44.6	45.5

Operating income	9.6	6.3	5.6
Interest income	0.7	0.4	0.3
Interest expense	0.1	0.1	0.2

Income before income taxes	10.2	6.6	5.7
Income tax provision	4.1	2.7	2.3

Net income	6.1%	3.9%	3.4%

The following table sets forth selected consolidated income statement data expressed as a percentage change from the prior period. All fiscal years presented contained 52 weeks except for the fiscal year ended February 3, 2007 which includes 53 weeks:

	February 3, 2007	January 28, 2006	January 29, 2005
	Increase (decrease)
Net sales	13.0%	11.8%	16.7%
Operating income	70.8%	24.8%	(38.7)%
Net income	74.6%	29.4%	(37.2)%

Sales and Store Data

The following table sets forth certain sales and store data. All fiscal years presented contained 52 weeks except for the fiscal year ended February 3, 2007 which includes 53 weeks:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net sales (in thousands)
Total Company	$2,342,907	$2,073,146	$1,853,583
Ann Taylor	912,753	873,886	854,865
LOFT	1,146,471	991,940	826,556
Other	283,683	207,320	172,162

Comparable store sales percentage increase(decrease) (a)
Total Company	2.8%	0.1%	3.6%
Ann Taylor	3.1%	0.6%	(2.7)%
LOFT	1.9%	(0.3)%	12.8%

Net sales per average gross square foot (b)	$474	$461	$471

Total store square footage at end of period (in thousands) (b)	5,079	4,801	4,202

Number of:
Total stores open at beginning of period	824	738	648
New stores	70	97	95
Closed stores	25	11	5

Total stores open at end of period	869	824	738

Expanded stores	16	12	6

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store. Since the fiscal year ended February 3, 2007 included 53 weeks, sales in the last week of the fiscal year were not included in determining comparable store sales.

(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased approximately $269.8 million, or 13.0% in Fiscal 2006 from Fiscal 2005 due to the net addition of 45 stores (new stores opened, less stores closed), the effect of 53 weeks of sales in Fiscal 2006 versus 52 weeks in Fiscal 2005 and higher overall comparable store sales, largely due to an increase in full-price selling. By division, net sales at Ann Taylor grew 4.4% to $912.8 million in Fiscal 2006, compared with net sales of $873.9 million in Fiscal 2005. At LOFT, net sales increased 15.6% to $1,146.5 million in Fiscal 2006, compared with net sales of $991.9 million in Fiscal 2005.

The Company’s net sales increased approximately $219.6 million, or 11.8% in Fiscal 2005 from Fiscal 2004. The increase in net sales was due to the combined effect of the opening of new stores, and an increase in comparable store sales at Ann Taylor Loft.

Our net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been higher than in the other quarters. As a result, we have not had significant overhead and other costs generally associated with large seasonal variations.

Cost of Sales

Cost of sales as a percentage of net sales decreased to 46.3% in Fiscal 2006 from 49.1% in Fiscal 2005. Cost of sales as a percentage of net sales increased to 49.1% in Fiscal 2005 from 48.9% in Fiscal 2004.

Gross Margin

Because retailers do not uniformly record supply chain costs as cost of sales or selling, general and administrative expense, our gross margin rate and selling, general and administrative rate may not be comparable to certain other retailers. For additional information regarding costs classified in cost of sales and selling, general and administrative expenses, refer to Note 1, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements for further discussion.

Gross margin as a percentage of net sales increased to 53.7% in Fiscal 2006 from 50.9% in Fiscal 2005. The improvement in gross margin largely reflected our success throughout the year in improving the product offering and managing inventory at Ann Taylor. Also driving the improvement in gross margin was the successful conversion during the year of Ann Taylor Factory to a full-price business and the continued growth and margin expansion of our Internet businesses. Gross margin as a percentage of sales decreased to 50.9% in Fiscal 2005 from 51.1% in Fiscal 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 44.1% in Fiscal 2006 from 44.6% in Fiscal 2005. This decline as a percentage of net sales largely reflected the benefit of fixed cost leverage, stemming from the increase in comparable store sales, and the absence of costs totaling $16 million associated with the relocation of our corporate headquarters and a one-time charge related to a legal settlement in the year-ago period. Partially offsetting these benefits were higher stock- and performance-based compensation expenses in Fiscal 2006.

Effective January 29, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107 (“SFAS No. 123(R)”), and recorded stock-based compensation expense under the fair value method. Prior to January 29, 2006, we accounted for stock-based compensation under APB 25 and used the intrinsic value method. For the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 we recorded $24.7 million, $10.4 million and $7.4 million, respectively, of stock-based compensation expense. This stock-based compensation expense has been included in the same income statement category as the cash compensation paid to the recipient of the stock-based award.

Selling, general and administrative expenses as a percentage of net sales decreased 0.9% in Fiscal 2005 compared to Fiscal 2004. The decrease was primarily due to lower marketing and severance costs and a decrease in the provision for management bonus partially offset by the costs associated with the relocation of our corporate headquarters and a one-time charge related to a legal settlement.

Depreciation and Amortization

The following table shows depreciation and amortization in dollars and as a percentage of total net sales for Fiscal 2006, 2005 and 2004:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(dollars in thousands)
Depreciation and amortization	$105,890	$93,786	$78,657
Percentage of total net sales	4.5%	4.5%	4.2%

The increase in depreciation and amortization expense from Fiscal 2005 to Fiscal 2006 was primarily due to capital expenditures related to new, remodeled and expanded stores, as well as our corporate offices and information systems. The increase in depreciation and amortization expense from Fiscal 2004 to Fiscal 2005 was due to capital expenditures related to new, remodeled and expanded stores, as well as our new corporate offices and information systems.

Interest Income

Interest income increased to approximately $17.2 million in Fiscal 2006 from approximately $9.3 million in Fiscal 2005. The increase was primarily attributable to higher investment balances as well as higher interest rates. Interest income increased $4.3 million from 2004 to 2005, which was due to more favorable interest rates during Fiscal 2005 as compared to Fiscal 2004.

Interest Expense

Interest expense increased to approximately $2.2 million in Fiscal 2006 from approximately $2.1 million in Fiscal 2005. Interest expense decreased to $2.1 million in Fiscal 2005 from $3.6 million in Fiscal 2004. This decrease was primarily due to the conversion of the outstanding Convertible Debentures in the second quarter of Fiscal 2004, as discussed more fully below in “Liquidity and Capital Resources” and Note 3, “Long-Term Debt” in the Notes to Consolidated Financial Statements.

As a result of the redemption of our outstanding Convertible Debentures, we had no outstanding debt at February 3, 2007 or January 28, 2006. Interest expense also includes various other charges, the largest of which are fees related to our Credit Facility. See “Liquidity and Capital Resources” and Note 3, “Long-Term Debt” in the Notes to Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes

Our effective income tax rates were 40.1%, 40.8% and 40.5% of net income in Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

The decrease in our effective income tax rate in Fiscal 2006 was due to the combined effect of increased investment in tax exempt securities and lower state income taxes. The increase in our effective income tax rate in Fiscal 2005 was due to higher state income taxes.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of our liquidity:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(dollars in thousands)
Cash provided by operating activities	$295,931	$311,323	$153,927
Working capital	$391,187	$418,626	$343,568
Current ratio	2.31:1	2.63:1	2.41:1

As presented in our Consolidated Statements of Cash Flows, cash provided by operating activities in each of the fiscal years presented primarily resulted from net earnings before non-cash expenses such as depreciation, amortization and stock-based compensation and the tax benefit from the exercise of stock options. Cash used for investing activities in each of the fiscal years presented includes capital expenditures and in Fiscal 2005 and Fiscal 2004 investments in and maturities of short-term investments. Cash provided by financing activities in each of the fiscal years presented includes proceeds from the exercise of stock options and other employee stock-based compensation programs offset by repurchases of shares of our common stock and in Fiscal 2006 the excess tax benefits from stock-based compensation.

Merchandise inventories increased approximately $29.1 million, or 14.2% in Fiscal 2006 from Fiscal 2005. Merchandise inventory on a per-square-foot basis was approximately $46 at the end of Fiscal 2006 compared to approximately $43 at the end of Fiscal 2005. The increase in merchandise inventory on a per-square-foot basis was largely due to the fourth quarter fashion miss at LOFT and the impact of timing related to LOFT’s in-transit Spring inventory versus the year-ago period. Inventory turned 5.0 times in Fiscal 2006 compared to 4.7 times in Fiscal 2005.

In November 2003, Ann Taylor, Inc. and certain of its subsidiaries entered into a Second Amended and Restated $175 million senior secured revolving credit facility (the "Credit Facility") with Bank of America N.A. and a syndicate of lenders. The Credit Facility which, at our option, provides for an increase in the total facility and the aggregate commitments thereunder, up to $250 million, matures on November 14, 2008 (unless terminated earlier) and is used by Ann Taylor, Inc. and certain of its subsidiaries for letters of credit and other general corporate purposes. The Credit Facility permits the payment of cash dividends by the Company (and dividends by AnnTaylor, Inc. to fund such cash dividends) if, after the payment of such dividends, liquidity (as defined in the Credit Facility) is greater than $35 million. Certain of our subsidiaries are also permitted to: pay dividends to us to fund certain taxes owed by us; fund ordinary operating expenses not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year (with certain specified exceptions); and for certain other stated purposes. There were no borrowings outstanding under the Credit Facility at any point during Fiscal 2006 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $170.5 million and $136.5 million as of February 3, 2007 and January 28, 2006, respectively leaving a remaining available balance for loans and letters of credit of $4.5 million and $38.5 million as of February 3, 2007 and January 28, 2006, respectively. See Note 3, “Long-Term Debt”, in the Notes to Consolidated Financial Statements for further discussion of the Credit Facility.

The following table sets forth our capital expenditures (in thousands):

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
New store construction	$94,657	$96,857	$94,932
Store renovation/refurbishment	36,466	19,016	16,429
Information systems	26,375	21,212	23,920
Corporate offices/Distribution center	7,397	35,704	13,453
Other	234	2,106	3,749

Total	$165,129	$174,895	$152,483

We expect our total capital expenditure requirements in Fiscal 2007 will be approximately $150 to $160 million. Approximately $95 to $100 million will be spent on new store construction, store expansion and relocation, for a planned opening of approximately 80 to 85 stores, increasing store square footage by approximately 423,000 square feet, or 8.3%. Another approximately $25 to $30 million is planned for store renovation and refurbishment programs. Approximately $20 million will be spent to support continued investments in information systems, and approximately $10 million is planned for corporate office and distribution center initiatives and other general corporate purposes. The actual amount of our capital expenditures will depend in part on the number of stores opened, expanded and refurbished. See "Business-Stores and Expansion".

A portion of the capital expenditures in Fiscal 2005 and Fiscal 2004 relates to costs associated with the June 2005 relocation of our corporate offices in New York City. As a result of this relocation, we adjusted the remaining lives of certain fixed assets at our former corporate offices to correlate to the expected move, the impact of which was not significant to the results of operations. In addition, we recorded a one-time write-off of approximately $9.5 million in the second quarter of Fiscal 2005 for lease costs related to our former offices at 142 West 57th Street in New York City. The related lease expired in September 2006.

To finance our operations and capital requirements, we expect to use internally generated funds. We believe that cash flow from operations will be sufficient to enable us to meet our ongoing cash needs for our business, as presently conducted, for the foreseeable future.

In Fiscal 1999, we issued an aggregate of $199.1 million principal amount at maturity Convertible Subordinated Debentures due 2019 (the "Convertible Debentures"). In May 2004, we notified the holders that we would redeem these Convertible Debentures. The holders had the option to convert their Convertible Debentures into common stock of the Company prior to redemption, and in June 2004, all the Convertible Debentures were converted for an aggregate total of 5.4 million shares of common stock. The conversion of the Convertible Debentures had no effect on diluted earnings per share.

On August 17, 2006, our Board of Directors approved a $125 million securities repurchase program which replaced the $100 million securities repurchase program approved in August 2005. Under the new program, the full amount of which has been substantially used, purchases of shares of our common stock could be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increased treasury shares available for general corporate and other purposes. During Fiscal 2006, we repurchased 4,978,660 shares of our common stock at a cost of approximately $179.8 million, of which 3,528,660 shares, or approximately $124.9 million, were repurchased under the August 2006 program and 1,450,000 shares, or approximately $54.9 million were repurchased under the August 2005 program.

On March 15, 2007, our Board of Directors approved a new $300 million securities repurchase program. Under the new program, purchases of shares of our common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will increase treasury shares available for general corporate and other purposes.

Substantially all associates of the Company who complete 1,000 hours of service during a consecutive 12 month period are covered under a noncontributory defined benefit pension plan. Our funding obligations and liability under the terms of the plan are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on plan assets. The discount rate enables us to state expected future cash payments for pension benefits as a present value on the measurement date. A lower discount rate increases the present value of the benefit obligations and increases pension expense. The discount rate selected was based on a yield curve which uses expected cash flows from the pension plan, and then discounts those cash flows with the bond rate for that period. This resulted in a discount rate of 5.8%. A one percent decrease in the assumed discount rate would increase total net periodic pension expense for Fiscal 2007 by $3.3 million and would increase the liability for pension benefits at February 3, 2007 by $11.4 million. A one percent increase in the assumed discount rate would decrease these amounts by $2.2 million and $8.3 million, respectively.

Plan assets as of February 3, 2007 were allocated 68% in equities, 31% in bond related funds and 1% in short-term investments. For the purposes of developing long-term rates of return, it was assumed that the short-term investments were reallocated to equities and bond-related funds, yielding assumed long-term rates of return of 8.5% and 5.0% for equities and bond-related funds, respectively. To develop the expected long-term rate of return on plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. A lower expected rate of return on pension plan assets will increase pension expense. Our expected long-term rate of return on plan assets was 7.25% in both Fiscal 2006 and Fiscal 2005. A one percent change in the long-term rate of return assumption would impact Fiscal 2007 pension expense by approximately $0.4 million. We contributed $7.7 million and $5.0 million to the pension plan in Fiscal 2006 and Fiscal 2005, respectively.

Based on review of our projected benefit obligation and discussion with our Pension Plan administrator, we recorded a cumulative $2.7 million adjustment to pension expense in Fiscal 2004. Approximately $2.2 million represented prior service and interest costs of the Plan, the impact of which was not considered material to any of the affected periods.

Effective February 3, 2007, we began recognizing the funded status of our noncontributory defined benefit pension plan in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires company plan sponsors to display the net funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity. Prior to February 3, 2007, we had accounted for the noncontributory defined benefit pension plan according to the provisions of SFAS No. 87, Employers’ Accounting for Pensions, and related interpretations, and therefore the funded status of our noncontributory defined benefit pension plan was not reflected in the consolidated balance sheets. As a result of the adoption of SFAS No. 158, we recorded $5.4 million, net of taxes, in accumulated other comprehensive loss in the February 3, 2007 consolidated balance sheet. See Note 8, “Retirement Plans”, in the Notes to Consolidated Financial Statements for further discussion.

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

In May 2000, our Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”). Rights under the Rights Plan (“Rights”) were distributed as a dividend at the rate of one Right for each share of our common stock held by stockholders of record as of the close of business on May 30, 2000. As a result of the May 2004 and an earlier May 2002 3-for-2 split of our common stock, each share of common stock now represents four-ninths of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the voting power of the Company as represented by our common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the voting power of the Company as represented by our common stock, holders of the Rights, other than the person or group triggering their exercise, will be able to purchase, in exchange for the $125 exercise price, shares of our common stock or of any company into which the Company is merged having a value of $250. The Rights will expire on May 18, 2010. No Rights were exercised under the Rights Plan during Fiscal 2006.

We are self-insured for expenses related to our employee point of service medical and dental plans, our workers’ compensation plan and for short-term disability, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management's estimates, using information received from plan administrators, historical analysis, and other relevant data. Management believes that it has taken reasonable steps to ensure that we are adequately accrued for costs incurred related to these programs at February 3, 2007.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations

The following table sets forth our contractual obligations as of February 3, 2007 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases (a)	$1,415,367	$181,724	$347,691	$300,567	$585,385
Purchase obligations:

Merchandise (b)	234,748	234,748	—	—	—
New store construction (c)	11,748	11,748	—	—	—
Information systems (d)	9,698	1,975	4,796	2,927	—
Employment agreements	2,875	1,440	1,136	299	—
Other (e)	39,956	14,538	14,535	10,133	750

Total	$1,714,392	$446,173	$368,158	$313,926	$586,135

(a)	Represents future minimum lease payments under non-cancelable operating leases as of February 3, 2007. The minimum lease payments above do not include common area maintenance (CAM) charges or real estate taxes, which are also required contractual obligations under our store and office operating leases. In many of our leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2006, Fiscal 2005 and Fiscal 2004 were $70.9 million, $63.3 million and $54.6 million, respectively.
(b)	Represents open purchase orders with vendors for merchandise not yet received or recorded on our Consolidated Balance Sheet.
(c)	Represents commitments for Fiscal 2007 store construction not recorded on our Consolidated Balance Sheet.
(d)	Represents maintenance and license agreements for services to be provided and/or software not yet received or recorded on our Consolidated Balance Sheet.
(e)	Represents contractual commitments or open purchase orders for goods or services not received or recorded on our Consolidated Balance Sheet.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus position is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. We present sales taxes collected from customers on a net basis, and our policy for the treatment of sales taxes has been disclosed in Note 1, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective as of the beginning of the fiscal year that starts after December 15, 2006. We do not expect the adoption of FIN No. 48 to materially impact our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the standard, but do not expect it to have a material impact on our consolidated financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 158. SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. As of February 3, 2007, the net overfunded status of our pension plan was $0.7 million and recognition of this status upon the adoption of FAS 158 resulted in an after-tax charge to equity of $5.4 million. See Note 8, “Retirement Plans”, in the Notes to Consolidated Financial Statements for further discussion.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB No. 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our Fiscal 2006 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS No. 159 on our consolidated financial statements and expect to complete this evaluation in 2007.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 1, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

Based on the above, we have determined that our most critical accounting policies are those related to merchandise inventory valuation, asset impairment, income taxes and stock-based compensation. These policies are also discussed in the Notes to Consolidated Financial Statements, and in relevant sections of this discussion and analysis.

Merchandise Inventory Valuation—Merchandise inventories are valued at the lower of average cost or market, at the individual item level. Market is determined based on the estimated net realizable value, which is generally the merchandise selling price. Merchandise inventory levels are monitored to identify slow-moving items and broken assortments (items no longer in stock in a sufficient range of sizes) and markdowns are used to clear such merchandise. Merchandise inventory value is reduced if the selling price is marked below cost. Physical inventory counts are performed annually in January, and estimates are made for any shortages between the date of the physical inventory count and the balance sheet date.

Asset Impairment—We adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) on February 3, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. We perform an annual impairment test which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of our recorded goodwill is necessary. The most recent impairment tests did not result in an impairment charge. In the case of long-lived tangible assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (‘SFAS No. 144”), if the undiscounted future cash flows related to the long-lived assets are less than the assets’ carrying value, a similar impairment charge would be considered. Management’s estimate of future cash flows is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in “Risk Factors”.

Income Taxes—Income Taxes are accounted for under SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”), which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets should be realized in the future. Our effective tax rate considers management’s judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax. We are currently involved in federal, state and local tax audits. Further, at any given time, many tax years are subject to audit by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates. While no adjustments to recorded amounts are anticipated, a 1% variance in our effective tax rate would affect net income after taxes by approximately $2.4 million in Fiscal 2006.

Stock-based compensation—Effective January 29, 2006, we adopted SFAS No. 123(R) using the modified prospective method. The calculation of stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected life of shares granted in connection with stock-based awards based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on an average of our historical volatility and the implied volatility of publicly traded options on our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we were to use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of stock-based awards granted, exercised and cancelled, as well as considering future expected behavior. If the actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be different from what we have recorded in the current period. See Note 6, “Other Equity and Stock Incentive Plans”, in the Notes to Consolidated Financial Statements for additional information.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We currently maintain all of our cash and cash equivalents in financial instruments with original maturity dates of three months or less. Our Credit Facility allows for investments in financial instruments with original maturity dates of up to 12 months. We sold our short-term investments in auction rate securities during the first quarter of Fiscal 2005 and did not have any short-term investments as of February 3, 2007 or January 28, 2006. Generally, for Fiscal 2004 and prior, over 60% of these financial instruments had a fixed rate of return and were therefore subject to interest rate risk. These fixed rate investments (auction rate securities) would have declined in value if interest rates increased.

Since our Convertible Debentures were redeemed in 2004, our consolidated results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Credit Facility. As of February 3, 2007, we had no such amounts outstanding. The effect of interest rate changes on our financial results would depend on the amount of indebtedness outstanding at the time and the amount of such change.

ITEM 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company for the years ended February 3, 2007, January 28, 2006 and January 29, 2005 are included as part of this Report (See Item 15):

Consolidated Statements of Income for the Fiscal Years Ended February 3, 2007 (53 weeks), January 28, 2006 (52 weeks) and January 29, 2005 (52 weeks).

Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006.

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended February 3, 2007 (53 weeks), January 28, 2006 (52 weeks) and January 29, 2005 (52 weeks).

Consolidated Statements of Cash Flows for the Fiscal Years Ended February 3, 2007(53 weeks), January 28, 2006 (52 weeks) and January 29, 2005 (52 weeks).

Notes to Consolidated Financial Statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 3, 2007. The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears herein on page 28.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AnnTaylor Stores Corporation

New York, NY

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that AnnTaylor Stores Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of February 3, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 3, 2007 of the Company and our report dated March 16, 2007, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

New York, NY

March 16, 2007

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the Sections entitled “Election of Class I Directors”, “Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

The Company has Business Conduct Guidelines that apply to all Ann Taylor associates, including its chief executive officer, chief financial officer/principal accounting officer and controller, as well as members of the Company’s Board of Directors. The Business Conduct Guidelines are available on the Company’s Investor Relations website at http://investor.anntaylor.com or in print free of charge to any shareholder upon request. Any changes or amendments to the Business Conduct Guidelines, and any waiver that applies to the Company’s chief executive officer, chief financial officer/principal accounting officer or controller, will also be posted on the website.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Sections entitled “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is presented below and incorporated herein by reference to the Section entitled “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following Table sets forth information with respect to shares of Company Common Stock that may be issued under the Company's existing equity compensation plans:

Equity Compensation Plan Information As of February 3, 2007

			(c)
Plan Category	(a)	(b)	Number of Securities Remaining Available for
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	2,381,588	$27.62	1,872,733	(2)
Equity compensation plans not approved by security holders (3)	1,388,244	24.47	391,873

Total	3,769,832	$26.35	2,264,606

(1)	Consists of the 1992 Stock Option and Restricted Stock and Unit Award Plan, the 2003 Equity Incentive Plan and the Associate Discount Stock Purchase Plan ("ADSPP").
(2)	Includes 323,068 shares of Common Stock available for issuance under the ADSPP.
(3)

Consists of the 2000 Stock Option and Restricted Stock Award Plan and the 2002 Stock Option and Restricted Stock and Unit Award Plan. For a description of the material features of these Plans, see Note 6, “Other Equity and Stock Incentive Plans” in the Notes to Consolidated Financial Statements.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Sections entitled “Related Person Transactions” and “Corporate Governance” in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Section entitled “Ratification of the Engagement of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this Annual Report:

1.	The following consolidated financial statements of the Company are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm; Consolidated Statements of Income for the Fiscal Years Ended February 3, 2007 (53 weeks), January 28, 2006 (52 weeks) and January 29, 2005 (52 weeks); Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006; Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended February 3, 2007 (53 weeks), January 28, 2006 (52 weeks) and January 29, 2005 (52 weeks); Consolidated Statements of Cash Flows for the Fiscal Years Ended February 3, 2007 (53 weeks), January 28, 2006 (52 weeks) and January 29, 2005 (52 weeks); Notes to Consolidated Financial Statements.

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

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kay Krill Kay Krill	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007 Date

/s/ James M. Smith James M. Smith	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2007 Date

/s/ Ronald W. Hovsepian Ronald W. Hovsepian	Non-Executive Chairman of the Board and Director	March 16, 2007 Date

/s/ James J. Burke Jr. James J. Burke Jr.	Director	March 16, 2007 Date

/s/ Wesley E. Cantrell Wesley E. Cantrell	Director	March 16, 2007 Date

/s/ Robert C. Grayson Robert C. Grayson	Director	March 16, 2007 Date

/s/ Dale W. Hilpert Dale W. Hilpert	Director	March 16, 2007 Date

/s/ Linda A. Huett Linda A. Huett	Director	March 16, 2007 Date

/s/ Michael W. Trapp Michael W. Trapp	Director	March 16, 2007 Date

ANNTAYLOR STORES CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	35

Consolidated Financial Statements:

Consolidated Statements of Income for the Fiscal Years Ended February 3, 2007 (53 weeks), January 28, 2006 (52 weeks) and January 29, 2005 (52 weeks)	36

Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006	37

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended February 3, 2007 (53 weeks), January 28, 2006 (52 weeks) and January 29, 2005 (52 weeks)	38

Consolidated Statements of Cash Flows for the Fiscal Years Ended February 3, 2007 (53 weeks), January 28, 2006 (52 weeks) and January 29, 2005 (52 weeks)	39

Notes to Consolidated Financial Statements	40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AnnTaylor Stores Corporation

New York, NY

We have audited the accompanying consolidated balance sheets of AnnTaylor Stores Corporation and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AnnTaylor Stores Corporation and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 29, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, NY

March 16, 2007

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For Fiscal Years Ended February 3, 2007, January 28, 2006 and January 29, 2005

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(in thousands, except per share amounts)
Net sales	$2,342,907	$2,073,146	$1,853,583
Cost of sales	1,085,897	1,017,122	906,035

Gross margin	1,257,010	1,056,024	947,548
Selling, general and administrative expenses	1,033,173	924,998	842,590

Operating income	223,837	131,026	104,958
Interest income	17,174	9,318	5,037
Interest expense	2,230	2,083	3,641

Income before income taxes	238,781	138,261	106,354
Income tax provision	95,799	56,389	43,078

Net income	$142,982	$81,872	$63,276

Basic earnings per share	$2.01	$1.14	$0.91

Weighted average shares outstanding	70,993	71,554	69,607

Diluted earnings per share	$1.98	$1.13	$0.88

Weighted average shares outstanding, assuming dilution	72,107	72,270	72,933

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED BALANCE SHEETS

February 3, 2007 and January 28, 2006

	February 3, 2007	January 28, 2006
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$360,560	$380,654
Accounts receivable	16,489	17,091
Merchandise inventories	233,606	204,503
Prepaid expenses and other current assets	79,950	73,964

Total current assets	690,605	676,212
Property and equipment, net	564,108	512,765
Goodwill	286,579	286,579
Deferred financing costs, net	652	1,017
Other assets	26,559	16,333

Total assets	$1,568,503	$1,492,906

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$106,519	$97,398
Accrued salaries and bonus	28,304	8,633
Accrued tenancy	45,024	44,036
Gift certificates and merchandise credits redeemable	52,989	45,916
Accrued expenses	66,582	61,603

Total current liabilities	299,418	257,586
Deferred lease costs	214,466	198,714
Other liabilities	4,708	2,124

Commitments and contingencies (see note 4)

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,155,607 and 81,998,648 shares issued, respectively	559	558
Additional paid-in capital	753,030	723,230
Retained earnings	670,307	527,325
Accumulated other comprehensive loss	(5,373)	—
Deferred compensation on restricted stock	—	(12,006)

	1,418,523	1,239,107

Treasury stock, 12,782,533 and 9,507,361 shares respectively, at cost	(368,612)	(204,625)

Total stockholders’ equity	1,049,911	1,034,482

Total liabilities and stockholders’ equity	$1,568,503	$1,492,906

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended February 3, 2007, January 28, 2006 and January 29, 2005

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Restricted Stock Awards	Treasury		Total
	Shares	Amount					Shares	Amount
Balance at January 31, 2004	74,198	$505	$516,655	$382,146	$—	$(6,148)	6,131	$(74,302)	$818,856
Net income	—	—	—	63,276	—	—	—	—	63,276
Exercise of stock options and related tax benefit	358	2	20,097	—	—	—	(987)	12,385	32,484
Amortization of restricted stock	—	—	—	—	—	7,392	—	—	7,392
Issuance of restricted stock, net of forfeitures	(20)	—	5,980	(12)	—	(12,990)	(491)	7,022	—
Repurchase of common and restricted stock	—	—	—	—	—	—	4,800	(121,698)	(121,698)
Conversion of sub debentures	5,410	37	123,447	—	—	—	—	—	123,484
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	140	1	2,949	—	—	—	—	—	2,950

Balance at January 29, 2005	80,086	545	669,128	445,410	—	(11,746)	9,453	(176,593)	926,744
Net income	—	—	—	81,872	—	—	—	—	81,872
Exercise of stock options and related tax benefit	1,758	12	44,729	—	—	—	(1,386)	15,872	60,613
Amortization of stock awards	—	—	32	—	—	10,368	—	—	10,400
Issuance of restricted stock, net of forfeitures.	8	—	6,336	43	—	(10,628)	(384)	4,249	—
Repurchase of common and restricted stock	—	—	—	—	—	—	1,824	(48,153)	(48,153)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	147	1	3,005	—	—	—	—	—	3,006

Balance at January 28, 2006	81,999	558	723,230	527,325	—	(12,006)	9,507	(204,625)	1,034,482
Net income	—	—	—	142,982	—	—	—	—	142,982
Adjustment for the adoption of FAS 123( R )	—	—	(12,006)	—	—	12,006	—	—	—
Exercise of stock options and related tax benefit	50	—	20,734	—	—	—	(1,214)	14,261	34,995
Amortization of stock awards	—	—	24,659	—	—	—	—	—	24,659
Issuance of restricted stock, net of forfeitures.	—	—	(6,881)	—	—	—	(633)	6,881	—
Repurchase of common and restricted stock	—	—	—	—	—	—	5,123	(185,129)	(185,129)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	107	1	3,294	—	—	—	—	—	3,295
Cumulative adjustment to adopt FAS 158, net of taxes of $3,928	—	—	—	—	(5,373)	—	—	—	(5,373)

Balance at February 3, 2007	82,156	$559	$753,030	$670,307	$(5,373)	$—	12,783	$(368,612)	$1,049,911

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended February 3, 2007, January 28, 2006 and January 29, 2005

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(in thousands)
Operating activities:
Net income	$142,982	$81,872	$63,276
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(10,809)	(15,421)	(5,022)
Depreciation and amortization	105,890	93,786	78,657
Loss on disposal and write-down of property and equipment	7,896	3,497	1,301
Non-cash compensation expense	24,722	11,170	12,742
Non-cash interest	483	789	1,858
Tax benefit from exercise of stock options	8,189	12,566	7,262
Changes in assets and liabilities:
Accounts receivable	602	(5,024)	39
Merchandise inventories	(29,103)	24,715	(57,159)
Prepaid expenses and other current assets	(13,543)	24,678	(28,621)
Other non-current assets and liabilities, net	21,042	50,510	32,713
Accounts payable and accrued expenses	37,580	28,185	46,881

Net cash provided by operating activities	295,931	311,323	153,927

Investing activities:
Purchases of available-for-sale securities	—	(20,600)	(414,150)
Sales of available-for-sale securities	—	213,000	532,125
Purchases of property and equipment	(165,926)	(187,613)	(137,168)

Net cash (used in) provided by investing activities	(165,926)	4,787	(19,193)

Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	3,295	3,006	2,950
Proceeds from exercise of stock options	26,743	47,279	19,889
Excess tax benefits from stock-based compensation	4,992	—	—
Payment of financing costs	—	—	(22)
Repurchases of common and restricted stock	(185,129)	(48,153)	(121,698)

Net cash (used in) provided by financing activities	(150,099)	2,132	(98,881)

Net (decrease) increase in cash	(20,094)	318,242	35,853
Cash and cash equivalents, beginning of year	380,654	62,412	26,559

Cash and cash equivalents, end of year	$360,560	$380,654	$62,412

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,769	$1,483	$1,770

Income taxes	$94,723	$47,030	$58,226

Conversion of Convertible Debentures into common stock, net of unamortized deferred financing costs	$—	$—	$123,484

Accrual for purchases of property and equipment	$16,359	$17,157	$31,502

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

In Fiscal 2004, the Company effected a 3-for-2 split of its common stock in the form of a stock dividend. All per share amounts and shares outstanding, including all common stock equivalents (stock options and restricted stock) included in the Consolidated Financial Statements and in the Notes to Consolidated Financial Statements for all periods presented have been retroactively restated to reflect the stock spilt.

Fiscal Year

The Company follows the standard fiscal year of the retail industry, which is a 52-or 53-week period ending on the Saturday closest to January 31. All fiscal years presented include 52 weeks, except the fiscal year ended February 3, 2007 which includes 53 weeks.

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

Revenue Recognition

The Company records revenue as merchandise is sold to clients. The Company’s policy with respect to gift certificates and gift cards is to record revenue as they are redeemed for merchandise. Prior to their redemption, these gift certificates and gift cards are recorded as a liability. While the Company will continue to honor all gift certificates and gift cards presented for payment, management reviews unclaimed property laws to determine gift certificate and gift card balances required for escheatment to the appropriate government agency. Amounts related to shipping and handling billed to clients in a sales transaction are classified as revenue and the costs related to shipping product to clients (billed and unbilled) are classified as cost of sales. A reserve for estimated returns is established when sales are recorded. The Company presents sales taxes collected from customers on a net basis.

Cash and Cash Equivalents

Cash and short-term highly liquid investments with original maturity dates of 3 months or less are considered cash or cash equivalents. The Company invests excess cash primarily in money market accounts and short-term commercial paper.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Merchandise Inventories

Merchandise inventories are valued at the lower of average cost or market, at the individual item level. Merchandise inventory value is reduced if the selling price is marked below cost. Physical inventory counts are performed annually in January, and estimates are made for any shortages between the date of the physical inventory count and the balance sheet date.

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales	Selling, General and Administrative Expenses

•     Cost of merchandise sold;

•     Freight costs associated with moving merchandise from our suppliers to our distribution center;

•     Costs associated with the movement of merchandise through customs;

•     Costs associated with the fulfillment of online customer orders;

•     Depreciation related to merchandise management systems;

•     Sample development costs;

•     Merchandise shortage; and

•     Client shipping costs.

•     Payroll, bonus and benefit costs for retail and corporate associates;

•     Design and merchandising costs;

•     Occupancy costs for retail and corporate facilities;

•     Depreciation related to retail and corporate assets;

•     Advertising and marketing costs;

•     Occupancy and other costs associated with operating our distribution center;

•     Freight expenses associated with moving merchandise from our distribution center to our retail stores; and

•     Legal, finance, information systems and other corporate overhead costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Deferred Rent Obligations

Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods is accounted for on a straight-line basis over the initial lease term beginning on the date of initial possession, which is generally when the Company enters the space and begins construction build-out. Any reasonably assured renewals are also considered. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight-line basis as a reduction of rent expense beginning in the period they are deemed to be earned, which often is subsequent to the date of initial possession and generally coincides with the occupancy date. The current portion of unamortized deferred lease costs and construction allowances is included in “Accrued tenancy”, and the long-term portion is included in “Deferred lease costs” on the Company’s Consolidated Balance Sheets.

Deferred Financing Costs

Deferred financing costs are amortized using the interest method over the term of the related debt. Accumulated amortization at February 3, 2007 and January 28, 2006 was approximately $5.3 million and $4.9 million respectively. Amortization expense recognized was approximately $365,000, $365,000 and $441,000 in Fiscal 2006, 2005 and 2004, respectively. Approximately $77,000 in Fiscal 2004 is related to the amortization of deferred financing costs on the Company’s Convertible Subordinated Debentures, which were redeemed in June 2004 (See Note 3 – “Long-Term Debt”). As a result of the redemption, deferred financing costs of approximately $3.1 million were charged to the carrying value of the Company’s Convertible Subordinated Debentures.

Goodwill and Other Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on February 3, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. The Company performs annual impairment testing which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill is necessary. As a result of this testing, the Company concluded that there was no such impairment loss necessary in Fiscal 2006, 2005 or 2004. This is reevaluated annually during the fourth quarter, or more frequently if necessary, using similar testing. In the case of long-lived tangible assets under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), if the undiscounted future cash flows related to the long-lived assets are less than the assets’ carrying value, a similar impairment charge would be considered. Management’s estimate of future cash flows is based on historical experience, knowledge, and market data. As a result of this testing, there were no material impairment losses recorded in Fiscal 2006, 2005 or 2004.

Advertising

Costs associated with the production of advertising, such as printing and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in print. Costs of direct mail catalogs and postcards are fully expensed when the advertising is scheduled to first arrive in clients’ homes. Advertising costs were approximately $65.7 million, $55.6 million and $62.3 million in Fiscal 2006, 2005 and 2004, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Stock-based Awards

Effective January 29, 2006, the Company began recording compensation expense associated with stock options and other forms of equity awards in accordance with SFAS No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value (defined as the excess of the fair market value on date of grant of an option over its exercise price). On January 29, 2006, the Company adopted the modified prospective transition method provided under SFAS No. 123(R), and, accordingly, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in Fiscal 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, net of forfeitures, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) amortization related to all stock option awards granted on or after January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets will be realized in the future.

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

Segments

The Company has aggregated its Ann Taylor, LOFT and Ann Taylor Factory brands (collectively “the Company’s brands”) based on the aggregation criteria outlined in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, which states that two or more operating segments may be aggregated into a single operating segment if aggregation is consistent with the objective and basic principles of the Statement, if the segments have similar economic characteristics, similar product, similar production processes, similar clients, and similar methods of distribution.

The Company’s brands have similar economic characteristics and similar operating, financial and competitive risks. They are similar in nature of product, as they both offer women’s apparel, shoes and accessories. Merchandise inventory for the Company’s brands is sourced from the same countries and some of the same vendors, using similar production processes. Clients of the Company’s Ann Taylor and LOFT brands have similar characteristics, based on independent market research. Merchandise for the Company’s brands is distributed to retail stores in a similar manner, through the Company’s Louisville Distribution Center, and is subsequently distributed to clients in a similar manner, through retail stores.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Segments (Continued)

The Company also offers its merchandise online through its Online Stores. While this business is similar to Ann Taylor and LOFT in product, production processes and client, its distribution method differs, in that merchandise is sold via the Internet and shipped directly to clients from a distribution center. The impact of the Company’s Online Stores on consolidated net sales and net income is not material. In addition, there are no significant assets associated with the Company’s Online Stores. As such, the Online Stores are not deemed to be a separate reporting segment.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive loss includes the effect of adopting SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”) (See Note 8, “Retirement Plans”, for further discussion).

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107’), requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At February 3, 2007 and January 28, 2006, management believes that the carrying amounts of cash, short-term investments, receivables and payables approximate fair value because of the short maturity of these financial instruments.

Self Insurance

The Company is self-insured for certain losses related to its employee point of service medical and dental plans, its workers’ compensation plan and for short-term disability up to certain thresholds. Costs for self-insurance claims filed and claims incurred but not reported are accrued based on known claims and historical experience. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the accrued liability.

Recent Accounting Pronouncements

In June 2006, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus position is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company presents sales tax collected from customers on a net basis, and this policy has been disclosed in Note 1, “Revenue Recognition”.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective as of the beginning of the fiscal year that starts after December 15, 2006. The Company does not expect the adoption of FIN No. 48 to materially impact its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the standard, but does not believe it will have a material impact on the consolidated financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 158. SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. As of February 3, 2007, the net overfunded status of the Company’s benefit plan was $0.7 million and recognition of this status upon the adoption of FAS 158 resulted in an after-tax charge to equity of $5.4 million. See Note 8, “Retirement Plans”, for further discussion.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB No. 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s Fiscal 2006 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of SFAS No. 159 on our consolidated financial statements and expects to complete this evaluation in 2007.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

2.	Property and Equipment

Property and equipment consists of the following:

	February 3, 2007	January 28, 2006
	(in thousands)
Land and building	$10,436	$10,419
Leasehold improvements	579,821	516,727
Furniture, fixtures, equipment and software	482,669	422,228
Construction in progress	32,314	46,523

	1,105,240	995,897
Less accumulated depreciation and amortization	541,132	483,132

Net property and equipment	$564,108	$512,765

Depreciation and amortization expense was approximately $105.9 million, $93.8 million and $78.7 million in Fiscal 2006, 2005 and 2004, respectively.

3.	Long-Term Debt

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

In November 2003, Ann Taylor, Inc. and certain of its subsidiaries entered into a Second Amended and Restated $175.0 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility, which, at the Company’s option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250.0 million, matures on November 14, 2008 (unless terminated earlier) and is used by Ann Taylor, Inc. and certain of its subsidiaries for letters of credit and other general corporate purposes.

Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under the Credit Facility at any point during Fiscal 2006 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $170.5 million and $136.5 million as of February 3, 2007 and January 28, 2006, respectively leaving a remaining available balance for loans and letters of credit of $4.5 million and $38.5 million as of February 3, 2007 and January 28, 2006, respectively.

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

The Credit Facility permits the payment of cash dividends by the Company (and dividends by AnnTaylor, Inc. to fund such cash dividends) if, after the payment of such dividends, liquidity (as defined in the Credit Facility) is greater than $35 million. Certain subsidiaries of the Company are also permitted to: pay dividends to the Company to fund certain taxes owed by the Company; fund ordinary operating expenses of the Company not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year; and for certain other stated purposes (subject to certain exceptions).

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

Leases

The Company occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some of the store leases grant the Company the right to extend the term for one or two additional five-year periods under substantially the same terms and conditions as the original leases. Some store leases also contain early termination options, which can be exercised by the Company under specific conditions. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. In addition, most of the leases require payment of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments.

The Company also leases certain office equipment for its corporate offices and store locations under non-cancelable operating leases, all of which have 3-year terms.

Future minimum lease payments under non-cancelable operating leases as of February 3, 2007 are as follows:

Fiscal Year	(in thousands)
2007	$181,724
2008	179,501
2009	168,190
2010	158,671
2011	141,896
Thereafter	585,385

Total	$1,415,367

The minimum lease payments above do not include common area maintenance (CAM) charges or real estate taxes, which are also required contractual obligations under our store and office operating leases. In many of our leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2006, Fiscal 2005 and Fiscal 2004 was $70.9 million, $63.3 million and $54.6 million, respectively.

Rent expense for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 was as follows:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(in thousands)
Minimum rent	$193,675	$186,522	$138,744
Percentage rent	3,116	2,809	2,464

Total	$196,791	$189,331	$141,208

The Company recorded a $9.5 million write-off for lease costs related to its former corporate offices at 142 West 57th Street in New York City in the second quarter of Fiscal 2005. The amount was included in selling, general and administrative expenses in the consolidated statements of income. The related lease expired in September 2006.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

4.	Commitments and Contingencies (Continued)

Other

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

In addition, on October 3, 2005, a former employee of one of the Company’s California stores served AnnTaylor Retail, Inc., a wholly owned subsidiary of the Company, with a putative class action lawsuit in Santa Clara County Superior Court alleging that the Company denies its California employees earned vacation pay through its allegedly unlawful policies related to vacation, personal days and holidays, and seeking recovery in an unstated dollar amount for alleged unpaid vacation wages, waiting time penalties, prejudgment interest and injunctive relief. While the Company denies the allegations underlying the lawsuit, it agreed to settle the matter to avoid significant legal fees, other expenses and management time that would have to be devoted to protracted litigation. The Santa Clara County Superior Court granted preliminary approval of the class-wide settlement on September 19, 2006, and final approval on January 30, 2007. The Company currently expects that payments of claims to class members as well as attorney’s fees, costs and class representative enhancements will be made in 2007. These amounts, which the Company does not consider material, are included in accrued expenses on the February 3, 2007 Consolidated Balance Sheet.

The Company is also a party to routine litigation incidental to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial position, consolidated results of operations or liquidity of the Company.

5.	Net Income per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options, vesting of unvested restricted stock, and for Fiscal 2004, conversion of all outstanding convertible securities, if the effect is dilutive.

In Fiscal 2004, the Company effected a 3-for-2 split of its common stock, in the form of a stock dividend. Shares outstanding, as well as basic and diluted earnings per share (adjusted for the effect of the stock split) follow:

	Fiscal Years Ended
	February 3, 2007			January 28, 2006			January 29, 2005
	(in thousands, except per share amounts)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share	$142,982	70,993	$2.01	$81,872	71,554	$1.14	$63,276	69,607	$0.91
Effect of Dilutive Securities
Stock options and restricted stock	—	1,114		—	716		—	1,275
Convertible debentures	—	—		—	—		1,113	2,051

Diluted Earnings per Share	$142,982	72,107	$1.98	$81,872	72,270	$1.13	$64,389	72,933	$0.88

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

5.	Net Income per Share (Continued)

Options to purchase 194,817, 1,508,726 and 1,554,025 shares of common stock were excluded from the above computations of weighted average shares for diluted earnings per share for Fiscal 2006, 2005 and 2004, respectively. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods.

6.	Other Equity and Stock Incentive Plans

Preferred Stock

At February 3, 2007, January 28, 2006 and January 29, 2005, there were 2 million shares of preferred stock, par value $0.01, authorized and unissued.

Repurchase Program

On August 17, 2006, the Company’s Board of Directors approved a $125 million securities repurchase program, which replaced the $100 million securities repurchase program approved by the Company’s Board of Directors in August 2005. Under the August 2006 program, the full amount of which has been substantially used, purchases of shares of the Company’s common stock could be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increased treasury shares available for general corporate and other purposes. During Fiscal 2006, the Company repurchased 4,978,660 shares of its common stock at a cost of approximately $179.8 million, of which 3,528,660 shares, or approximately $124.9 million, were repurchased under the August 2006 program and 1,450,000 shares, or approximately $54.9 million, were repurchased under the August 2005 program.

On March 15, 2007, the Company’s Board of Directors approved a new $300 million securities repurchase program. Under the new program, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will increase treasury shares available for general corporate and other purposes.

Associate Discount Stock Purchase Plan

In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”). Under the terms of the Stock Purchase Plan, as amended, eligible employees may purchase shares of the Company’s common stock quarterly, at a price equal to 85% of the lower of the closing price of the Company’s common stock at the beginning or end of each quarterly stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. During Fiscal 2006, 106,786 shares were issued pursuant to the Stock Purchase Plan, at an average discount of $5.45 per share. At February 3, 2007, there were 323,068 shares available for future issuance under the Stock Purchase Plan. As a result of the adoption of SFAS No. 123(R), the Company recorded approximately $0.9 million in compensation expense related to the Stock Purchase Plan during Fiscal 2006.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

6.	Other Equity and Stock Incentive Plans (Continued)

Stock Incentive Plans

The Company has established four stock incentive plans (the “Plans”), which are summarized below:

Year Established	Defined Name	Plan Name	Shares Reserved		Shares Reserved for Issuance at February 3, 2007	Shares Available for Future Grant

			Restricted Stock (a)	Total Authorized

1992	1992 Plan	1992 Stock Option and Restricted Stock and Unit Award Plan	713,250	7,200,000	178,685	—

2000	2000 Plan	2000 Stock Option and Restricted Stock Award Plan	562,500	2,250,000	132,991	67,347

2001	2002 Plan	2002 Stock Option and Restricted Stock and Unit Award Plan	787,500	4,500,000	1,472,126	324,526

2003	2003 Plan	2003 Equity Incentive Plan	1,760,000	5,500,000	3,752,568	1,549,665

(a)	Included in the number of total authorized shares. The Company may issue restricted stock grants up to the levels provided under each plan, however shares not used for this purpose are available for issuance as stock option grants, except for 150,750 shares under the 1992 Plan.

Not included in the preceding table are options to purchase 175,000 shares of common stock and 75,000 shares of restricted common stock granted in Fiscal 2005 to Laura Weil, former Chief Operating Officer, using the employment inducement award exemption under the New York Stock Exchange rules.

At the Company’s 2006 Annual Meeting of Stockholders, the stockholders approved certain amendments to the Company’s 2003 Equity Incentive Plan, including increasing the total authorized shares reserved for issuance under the 2003 Plan from 3.3 million to 5.5 million shares.

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

6.	Other Equity and Stock Incentive Plans (Continued)

Stock Options

In accordance with SFAS No. 123(R), in Fiscal 2006 the Company began recognizing stock option expense on a straight-line basis over the vesting period, net of estimated forfeitures. As of February 3, 2007, there was $14.7 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. The total intrinsic value of options exercised during the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 was approximately $20.5 million, $34.1 million and $17.1 million, respectively.

The following table summarizes stock option activity for the fiscal year ended February 3, 2007:

	Shares	Weighted - Average Exercise Price
Options outstanding at beginning of year	4,739,049	$23.39
Granted	828,450	35.87
Forfeited or expired	(533,980)	27.24
Exercised	(1,263,687)	21.13

Options outstanding at February 3, 2007	3,769,832	$26.35

Vested and exercisable at February 3, 2007	1,303,197	$22.63

Options expected to vest at February 3, 2007	1,389,678	$30.03

The weighted-average fair value of options granted during the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005, estimated as of the grant date using the Black-Scholes option pricing model, was $14.96, $7.26 and $7.91 per share, respectively. The weighted-average remaining contractual term for options outstanding at February 3, 2007 and January 28, 2006 was 7.3 years and 7.7 years, respectively. The weighted-average remaining contractual term for options vested and exercisable at February 3, 2007 was 6.1 years. The weighted-average remaining contractual term for options expected to vest at February 3, 2007 was 2.6 years. At February 3, 2007, the aggregate intrinsic value was $33.8 million for options outstanding, $16.6 million for options vested and exercisable and $7.7 million for options expected to vest.

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

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Expected volatility	38.6%	30.7%	33.5%
Risk-free interest rate	4.8%	3.0%	1.2%
Expected life (years)	4.7	4.1	4.0
Dividend yield	—	—	—

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

6.	Other Equity and Stock Incentive Plans (Continued)

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

Restricted Stock

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant (determined in accordance with the applicable Plan) and is amortized to compensation expense on a straight-line basis over the related vesting periods, net of estimated forfeitures. As of February 3, 2007, there was $15.2 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. SFAS No. 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of January 28, 2006, there was approximately $12.0 million of deferred stock-based compensation that was netted against additional paid-in capital on January 29, 2006 in accordance with SFAS No. 123(R). The total fair value of restricted stock awards vested during the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 was $14.8 million, $7.1 million and $7.9 million, respectively.

The following table summarizes restricted stock activity for the Fiscal Year ended February 3, 2007:

	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at beginning of year	932,902	$25.33
Granted	772,724	37.01
Vested	(394,512)	25.69
Forfeited	(140,028)	28.39

Restricted stock awards at February 3, 2007	1,171,086	$32.55

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

6.	Other Equity and Stock Incentive Plans (Continued)

General

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. In Fiscal 2006, stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards that are expected to vest. Previously, under APB No. 25, to the extent awards were forfeited prior to vesting, the corresponding previously recognized compensation expense was reversed in the period of forfeiture. Upon adoption of SFAS No. 123(R), the Company recorded an adjustment to account for the expected forfeitures of stock-based awards granted prior to January 29, 2006, for which the Company previously recorded compensation expense. This adjustment was not material.

For the fiscal year ended February 3, 2007, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $9.3 million, and a decrease in net income of $5.6 million. The effect on basic and diluted earnings per share for the fiscal year was $0.08 and $0.08, respectively.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock-based compensation arrangements as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation arrangements (“excess tax benefits”) be classified as financing cash flows. For the fiscal year ended February 3, 2007, excess tax benefits realized from stock-based compensation arrangements were $5.0 million. The Company received $26.7 million, $47.3 million and $19.9 million cash from the exercise of stock options during the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively.

During the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 the Company recognized approximately $24.7 million, $10.4 million and $7.4 million, respectively, in total share-based compensation expense. The total tax benefit recognized in the Consolidated Statements of Income for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 was approximately $9.3 million, $4.6 million and $5.2 million, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

6.	Other Equity and Stock Incentive Plans (Continued)

General (Continued)

Had compensation costs of option awards been determined under a fair value alternative method as stated in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”), the Company would have been required to prepare a fair value model for such options, and record such amount in the consolidated financial statements as compensation expense and the Company’s net income and earnings per share for the fiscal years ended January 28, 2006 and January 29, 2005 would have been reduced to the following pro forma amounts:

	Fiscal Years Ended
	January 28, 2006	January 29, 2005
	(in thousands, except per share data)
Net income:
As reported	$81,872	$63,276
Add: Stock-based employee compensation expense included in net income, net of related tax effects	6,613	7,581
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,162)	(13,487)

Pro forma	$78,323	$57,370

Basic earnings per share:
As reported	$1.14	$0.91

Pro forma	$1.09	$0.82

Diluted earnings per share:
As reported	$1.13	$0.88

Pro forma	$1.08	$0.80

Stockholder Rights Plan

In May 2000, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”). Rights under the Rights Plan (“Rights”) were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on May 30, 2000. As a result of the May 2004 and May 2002 3-for-2 splits of the Company’s common stock, each share of common stock now represents four-ninths of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the voting power of the Company as represented by the Company’s common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the voting power of the Company as represented by the Company’s common stock, holders of the Rights, other than the person or group triggering their exercise, will be able to purchase, in exchange for the $125 exercise price, shares of the Company’s common stock or of any company into which the Company is merged having a value of $250. The Rights will expire on May 18, 2010. No Rights were exercised under the Rights Plan in Fiscal 2006.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

7.	Income Taxes

The provision for income taxes for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 consists of the following:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(in thousands)
Federal:
Current	$80,923	$58,024	$36,654
Deferred	(8,565)	(13,632)	(3,469)

Total federal	72,358	44,392	33,185

State and local:
Current	20,268	12,661	9,821
Deferred	(2,115)	(1,731)	(1,472)

Total state and local	18,153	10,930	8,349

Foreign:
Current	5,417	1,075	1,632
Deferred	(129)	(8)	(88)

Total foreign	5,288	1,067	1,544

Total	$95,799	$56,389	$43,078

The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 is as follows:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(in thousands, except percentages)
Income before income taxes	$238,781	$138,261	$106,354
Federal statutory rate	35%	35%	35%

Provision for income taxes at federal statutory rate	83,573	48,391	37,224
State and local income taxes, net of federal income tax benefit	11,799	7,108	5,431
Other	427	890	423

Provision for income taxes	$95,799	$56,389	$43,078

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

7.	Income Taxes (Continued)

The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of February 3, 2007 and January 28, 2006 are as follows:

	February 3, 2007	January 28, 2006
	(in thousands)
Current:
Inventory	$9,339	$7,005
Accrued expenses	9,617	7,498
Real estate	6,639	9,354

Total current	$25,595	$23,857

Non-current:
Accrued expenses	$1,211	$880
Depreciation and amortization	(78,078)	(80,540)
Rent expense	87,671	80,931
Other	2,067	2,529
Amounts included in accumulated other comprehensive loss	3,928	—

Total non-current	$16,799	$3,800

The income tax provision reflects the current and deferred tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered permanently reinvested, which at February 3, 2007 amounted to approximately $6.6 million. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $1.7 million.

In October 2004, the American Jobs Creation Act (“Jobs Act”) was signed into law. The Jobs Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Jobs Act. Under the Jobs Act, the Company may elect to apply this provision to qualifying earnings repatriations occurring in its 2004 or 2005 taxable year. The Company elected not to apply the provision to any distributions occurring in either of these taxable years.

The Company is subject to periodic audits of its various tax returns by government agencies which could result in possible income tax liabilities. Although the outcome of these matters cannot currently be determined, the Company believes adequate provision has been made for any potential unfavorable financial statement impact.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

8.	Retirement Plans

Savings Plan

The Company maintains a defined contribution 401(K) savings plan for substantially all employees of Ann Taylor and its subsidiaries who work at least 30 hours per week or who work 1,000 hours during a consecutive 12 month period. Participants may contribute to the plan an aggregate of up to 50% of their annual earnings, subject to certain limitations. The Company makes a matching contribution of 50% with respect to the first 3% of each participant’s annual earnings contributed to the plan, up to a maximum of $3,300 for Fiscal 2006. The Company’s contributions to the plan for Fiscal 2006, Fiscal 2005 and Fiscal 2004 were approximately $1.5 million, $1.3 million and $1.3 million, respectively.

Pension Plan

Substantially all associates of the Company who complete 1,000 hours of service during a consecutive 12 month period are covered under a noncontributory defined benefit pension plan. The plan calculates benefits based on a career average formula.

Effective February 3, 2007, the Company began recognizing the funded status of its noncontributory defined benefit pension plan in accordance with SFAS No. 158. SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity. Prior to February 3, 2007, the Company had accounted for its noncontributory defined benefit pension plan according to the provisions of SFAS No. 87, Employers’ Accounting for Pensions, and related interpretations, and therefore the funded status of the Company’s noncontributory defined benefit pension plan was not reflected in its Consolidated Balance Sheets.

The following table summarizes the incremental effect of applying SFAS No. 158 on individual line items in the Company’s Consolidated Balance Sheet at February 3, 2007:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
	(in thousands)
Prepaid pension expense	$7,525	$(7,525)	$—
Other noncurrent assets	2,514	(1,776)	738
Long term deferred income taxes	14,462	3,928	18,390
Total assets	1,573,876	(5,373)	1,568,503
Accumulated other comprehensive loss, net of tax	—	(5,373)	(5,373)
Total stockholders’ equity	1,055,284	(5,373)	1,049,911

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

8.	Retirement Plans (Continued)

Pension Plan (Continued)

The following table provides information for the pension plan at February 3, 2007 and January 28, 2006:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$37,607	$30,034
Prior service and interest cost	—	226
Service cost	5,878	4,973
Interest cost	1,912	1,730
Actuarial (gain) loss	(375)	3,616
Benefits paid	(3,221)	(2,972)

Projected benefit obligation at end of year	41,801	37,607

Change in plan assets:
Fair value of plan assets at beginning of year	33,163	28,146
Actual return on plan assets	4,897	2,989
Employer contribution	7,700	5,000
Benefits paid	(3,221)	(2,972)

Fair value of plan assets at end of year	42,539	33,163

Funded status at end of year	738	(4,444)

Unrecognized net actuarial loss	—	13,487
Unrecognized prior service cost	—	348

Net amount included in other assets	$738	$9,391

Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	February 3, 2007	January 28, 2006
	(in thousands)
Current assets	$—	$6,700
Non-current assets	738	2,691

Total	$738	$9,391

The accumulated benefit obligation for the Company’s defined benefit pension plan was approximately $37.4 million and $32.8 million at February 3, 2007, January 28, 2006, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

8.	Retirement Plans (Continued)

Pension Plan (Continued)

The following table summarizes the components of Net Periodic Benefit Cost and other amounts recognized in accumulated other comprehensive loss:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(in thousands)
Net periodic benefit cost
Service cost	$5,878	$4,973	$4,024
Interest cost	1,912	1,730	1,359
Prior service and interest cost	—	226	2,215
Expected return on plan assets	(2,435)	(2,098)	(1,502)
Amortization of prior service cost	86	86	86
Amortization of net loss	1,610	1,557	1,073

Net periodic benefit cost	$7,051	$6,474	$7,255

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Increase in accumulated other comprehensive loss (before taxes of $3,928) to reflect the adoption of SFAS No. 158	$9,301	$—	$—

Total recognized in other comprehensive loss	$9,301	$—	$—

Total recognized in net period benefit cost and other comprehensive loss	$16,352	$6,474	$7,255

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $0.7 million and $0.1 million, respectively.

Amounts recognized in accumulated other comprehensive loss consist of:

Fiscal Year Ended
February 3, 2007
(in thousands)
Net actuarial loss	$9,039
Prior service costs	262

Total	$9,301

For the fiscal years ended February 3, 2007 and January 28, 2006 the following weighted-average assumptions were used to determine benefit obligations at the end of the fiscal years:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006
Discount rate	5.80%	5.55%
Rate of increase in future compensation	4.00%	4.00%

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

8.	Retirement Plans (Continued)

Pension Plan (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 the following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Discount rate	5.55%	5.75%	6.00%
Long-term rate of return on assets	7.25%	7.25%	7.25%
Rate of increase in future compensation	4.00%	4.00%	4.00%

To develop the expected long-term rate of return on plan assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. The Company assumes that all employees will take a lump-sum payout based on the historical payout trends.

The Company’s pension plan weighted-average asset allocation at the end of the fiscal year, by asset category, is as follows:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006
Asset Category
Equity securities	68%	67%
Debt securities	31%	32%
Other	1%	1%

Total	100%	100%

The Company’s investment policy specifies a minimum investment of 50% but not more than 70% in equity securities, a minimum of 30% but not more than 50% in debt securities, and up to 20% in other short-term investments. Plan assets consist primarily of equity and fixed income funds or cash and equivalents. The equity securities do not include any of the Company’s common stock. The plan prohibits transactions investing in commodities, direct real estate, venture capital, private placements and purchasing securities on margin. The plan goal is to comply with all applicable state and federal requirements to meet pension funding requirements. Principal investment objectives are: to meet the financial needs of the plan, maximize the investment return within plan guidelines and within set risk tolerance levels, and broadly diversify the plan investments against any negative impact within any one given market. The plan’s investment performance guidelines are set and measured against appropriate portfolio benchmarks. The plan goals, objectives, asset allocation policies and funding forecasts are reviewed periodically within any given plan year, or when significant changes have occurred in plan benefits, participant demographics or funded status.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

8.	Retirement Plans (Continued)

Pension Plan (Continued)

The benefits expected to be paid under the pension plan as of February 3, 2007 are as follows:

Fiscal Year	(in thousands)
2007	$3,908
2008	4,399
2009	4,818
2010	5,130
2011	5,359
2012 – 2016	28,242

The Company contributed $7.7 million and $5.0 million to its pension plan in Fiscal 2006 and Fiscal 2005, respectively. Although not required to make a contribution to the pension plan next year, the Company may likewise make a contribution in Fiscal 2007.

9.	Selected Quarterly Financial Data – Unaudited

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Fiscal 2006
Net sales	$556,173	$609,998	$566,261	$610,475
Gross margin	$315,112	$330,702	$320,665	$290,531
Net income	$38,989	$43,198	$39,264	$21,531

Basic earnings per share	$0.54	$0.60	$0.55	$0.31

Diluted earnings per share	$0.53	$0.59	$0.54	$0.31

The Fourth Quarter of Fiscal 2006 contained 14 weeks compared to the Fourth Quarter of Fiscal 2005 which contained 13 weeks.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Fiscal 2005
Net sales	$476,446	$508,684	$513,976	$574,040
Gross margin	$243,143	$241,527	$278,632	$292,722
Net income	$16,971	$7,139	$30,346	$27,416

Basic earnings per share	$0.24	$0.10	$0.42	$0.38

Diluted earnings per share.	$0.24	$0.10	$0.42	$0.38

During the Fourth Quarter of Fiscal 2005, the Company recorded a $6.5 million pre-tax charge in connection with the tentative agreement to settle two California overtime class action lawsuits.

The sum of the quarterly per share data may not equal the annual amounts due to changes in the weighted average shares and share equivalents outstanding.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Company for the Quarter ended April 29, 2006 filed on June 7, 2006.

3.2	By-laws of the Company, as amended through August 18, 2005. Incorporated by reference to Exhibit 3.1 to the Form 8-K of the Company filed on August 24, 2005.

4.1	Amended and Restated Rights Agreement, dated as of May 1, 2001, between the Company and Mellon Investor Services LLC. Incorporated by reference to Exhibit 1 of Form 8-A/A No. 1 of the Company filed on May 24, 2001.

10.1	Lease, dated as of March 17, 1989, between Carven Associates and Ann Taylor concerning the former West 57th Street offices. Incorporated by reference to Exhibit 10.21 to the Registration Statement of the Company and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

10.1.1	First Amendment to Lease, dated as of November 14, 1990, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.1 to the Registration Statement of the Company filed on April 11, 1991 (Registration No. 33-39905).

10.1.2	Second Amendment to Lease, dated as of February 28, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.2 to the Form 10-K of the Company filed on April 29, 1993.

10.1.3	Extension and Amendment to Lease dated as of October 1, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.11 to the Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26, 1993.

10.1.4	Modification of Amendment and Extension to Lease, dated as of April 14, 1994 between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.4 to the Form 10-K of the Company filed on April 28, 1995.

10.1.5	Fifth Amendment to Lease, dated as of March 14, 1995, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.5 to the Form 10-K of the Company filed on April 28, 1995.

10.1.6	Sixth Amendment to Lease, dated as of January 5, 1996, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.6 to the Form 10-K of the Company filed on April 30, 1998.

10.1.7	Seventh Amendment to Lease, dated as of June 5, 1996, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.7 to the Form 10-K of the Company filed on April 30, 1998.

10.1.8	Eighth Amendment to Lease, undated, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.8 to the Form 10-K of the Company filed on April 30, 1998.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

10.1.9	Ninth Amendment to Lease, dated as of May 13, 1997, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.9 to the Form 10-K of the Company filed on April 30, 1998.

10.1.10	Tenth Amendment to Lease, dated as of May 21, 1997, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.10 to the Form 10-K of the Company filed on April 30, 1998.

10.1.11	Eleventh Amendment to Lease, dated as of May 15, 1998, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.3.11 to the Form 10-K of the Company filed on March 29, 1999.

10.1.12	Sublease Agreement, dated as of February 23, 1999, between Societe Air France formerly known as Compagnie Nationale Air France) and Ann Taylor. Incorporated by reference to Exhibit 10.2.12 to the Form 10-K of the Company filed on April 18, 2000.

10.2	Agreement of Lease, dated as of August 3, 2004, between the Company and No. 1 Times Square Development LLC. Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company filed on September 8, 2004.

10.3	Amended and Restated Tax Sharing Agreement, dated as of November 10, 2003, between the Company and Ann Taylor. Incorporated by reference to Exhibit 10.2 to the Form 10-K of the Company filed on March 25, 2004.

†10.4	The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, Amended and Restated as of February 23, 1994 (the “1992 Plan”). Incorporated by reference to Exhibit 10.15 to the Form 10-K of the Company filed on May 1, 1997.

†10.4.1	Amendment to the 1992 Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of the Company for the Quarter ended August 2, 1997 filed on September 12, 1997.

†10.4.2	Amendment to the 1992 Plan dated as of January 16, 1998. Incorporated by reference to Exhibit 10 to the Form 8-K of the Company filed on March 12, 1998.

†10.4.3	Amendment to the 1992 Plan dated as of May 12, 1998. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of the Company for the Quarter ended April 2, 1998 filed on June 16, 1998.

†10.4.4	Amendment to the 1992 Plan dated as of March 10, 2000. Incorporated by reference to Exhibit 10.8.4 to the Form 10-K of the Company filed on April 18, 2000.

†10.4.5	Amendment to the 1992 Plan effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3.5 to the Form 10-K of the Company filed on March 25, 2004.

†10.4.6	Restated Amendment to the 1992 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.1 of Form 10-Q of the Company filed on June 4, 2004.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

†10.4.7	Second Restated Amendment to the 1992 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed on September 8, 2004.

†10.4.8	Amendment to the 1992 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.4.8 to the Form 10-K of the Company filed on March 23, 2006.

†10.5	The AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan (the “2000 Plan”). Incorporated by reference to Exhibit 10.4 to the Form 10-K of the Company filed on April 1, 2003.

†10.5.1	First Amendment to the 2000 Plan, adopted January 29, 2002. Incorporated by reference to Exhibit 10.8.1 to the Form 10-K of the Company filed on April 4, 2002.

†10.5.2	Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.4.2 to the Form 10-K of the Company filed on March 25, 2004.

†10.5.3	Restated Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company filed on June 4, 2004.

†10.5.4	Second Restated Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company filed on September 8, 2004.

†10.5.5	Third Amendment to the 2000 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.5.5 to the Form 10-K of the Company filed on March 23, 2006.

†10.6	AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan (the “2002 Plan”). Incorporated by reference to Exhibit 10.9 to the Form 10-K of the Company filed on April 4, 2002.

†10.6.1	First Amendment to the 2002 Plan, effective as of March 11, 2003. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended May 3, 2003 filed on June 13, 2003.

†10.6.2	Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.5.2 to the Form 10-K of the Company filed on March 25, 2004.

†10.6.3	Restated Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company filed on June 4, 2004.

†10.6.4	Second Restated Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company filed on September 8, 2004.

†10.6.5	Third Amendment to the 2002 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.6.5 to the Form 10-K of the Company filed on March 23, 2006.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

†10.7	AnnTaylor Stores Corporation 2003 Equity Incentive Plan (the “2003 Plan”) as amended through March 9, 2006. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on May 2, 2006.

†10.8	AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan. Incorporated by reference to Exhibit A to the Proxy Statement of the Company filed on April 4, 2002.

†10.9	AnnTaylor Stores Corporation Deferred Compensation Plan, as amended through August 18, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on August 24, 2005.

†10.10	AnnTaylor Stores Corporation 2004 Long-Term Cash Incentive Plan. Incorporated by reference to Exhibit B to the Proxy Statement of the Company filed on March 25, 2004.

†10.11	AnnTaylor Stores Corporation Special Severance Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.18 to the Form 10-K of the Company filed on April 18, 2000.

†10.11.1	First Amendment to AnnTaylor Stores Corporation Special Severance Plan, effective as of November 16, 2006. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed on November 29, 2006.

†10.12	Employment Agreement, dated as of February 1, 1994, between the Company and Sallie Frame Kasaks. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company for the Quarter ended October 29, 1994 filed on December 12, 1994.

†10.13	Employment Agreement, dated as of January 29, 2002, between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.5 to the Form 10-K of the Company filed on April 4, 2002.

†10.14	Letter Agreement dated March 16, 2005, between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.18 to the Form 10-K of the Company filed on April 1, 2005.

†10.15	Separation Agreement, dated as of March 9, 2004, between the Company and Barry Erdos. Incorporated by reference to Exhibit 10.17 to the Form 10-K of the Company filed on March 25, 2004.

†10.16	Employment Agreement, dated as of January 29, 2004, between the Company and Katherine Lawther Krill. Incorporated by reference to Exhibit 10.19 to the Form 10-K of the Company filed on March 25, 2004.

†10.16.1	Amendment No. 1, dated as of September 22, 2004, to Employment Agreement between the Company and Katherine Lawther Krill, dated as of January 29, 2004. Incorporated by reference to Exhibit 10.9 to the Form 10-Q of the Company filed on December 6, 2004.

†10.17	Employment Agreement, effective as of October 1, 2005, between the Company and Katherine Lawther Krill. Incorporated by reference to Exhibit 10 to the Form 8-K of the Company filed on November 23, 2005.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

†10.18	Letter Agreement, dated May 12, 2005, between the Company and James M. Smith. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed on May 27, 2005.

†10.19	Agreement, dated as of August 29, 2005, between the Company and Laura Weil. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on September 1, 2005.

†10.20	Form of 2002 Plan Director Non-Qualified Stock Option Agreement, as amended. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on October 29, 2004.

†10.21	Form of 2003 Plan Director Non-Statutory Stock Option Agreement, as amended. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on October 29, 2004.

†10.22	Form of 2003 Plan Restricted Stock Award Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed on May 16, 2006.

†10.23	Form of 2000 Plan Non-Qualified Stock Option Agreement, as amended. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company filed on June 7, 2006.

†10.24	Form of 2002 Plan Non-Qualified Stock Option Agreement, as amended. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company filed on June 7, 2006.

†10.25	Form of 2003 Plan Non-Statutory Stock Option Agreement, as amended. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on May 16, 2006.

†10.26	Form of Non-Statutory Stock Option Agreement (not under a Plan). Incorporated by reference to Exhibit 10.11 to the Form 10-Q of the Company filed on June 7, 2006.

†10.27	Form of 2000 Plan Restricted Stock Agreement, as amended. Incorporated by reference to Exhibit 10.9 to the Form 10-Q of the Company filed on June 7, 2006.

†10.28	Form of 2002 Plan Restricted Stock Award Agreement, as amended. Incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company filed on June 7, 2006.

†10.29	Form of 2003 Plan Restricted Stock Award Agreement, as amended. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on May 16, 2006.

†10.30	Form of Restricted Stock Award Agreement (not under a Plan). Incorporated by reference to Exhibit 10.10 to the Form 10-Q of the Company filed on June 7, 2006.

†10.31	Form of 2002 Plan Restricted Stock Award Agreement (performance-vesting). Incorporated by reference to Exhibit 10.29 to the Form 10-K of the Company filed on April 1, 2005.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

†10.32	Form of 2003 Plan Restricted Stock Award Agreement (performance-vesting). Incorporated by reference to Exhibit 10.30 to the Form 10-K of the Company filed on April 1, 2005.

†10.33	Summary of Compensation Arrangements for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on May 2, 2006.

†10.34	Summary of Cash Compensation Arrangements for Named Executive Officers. Incorporated by reference to the Form 8-K of the Company filed on March 14, 2006.

†10.35	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on August 24, 2005.

10.36	Second Amended and Restated Credit Agreement, dated as of November 14, 2003, by and among Ann Taylor, Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on November 14, 2003.

10.37	Second Amended and Restated Pledge and Security Agreement, dated as of November 14, 2003, by the Company, Ann Taylor, Annco, Inc., AnnTaylor Distribution Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A. in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on November 14, 2003.

10.38	Second Amended and Restated Parent Guaranty, dated as of November 14, 2003 made by the Company in favor of Bank of America, N.A. in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed on November 14, 2003.

10.39	Trademark License Agreement, dated August 2, 2005, between AnnTaylor, Inc. and Guangzhou Pan Yu San Yuet Fashion Manufactory Ltd. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on August 8, 2005.

10.40	Stipulation of Settlement and Release of Certain Class Action and Individual Claims. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on August 25, 2006.

21	Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Form 10-K of the Company filed on April 1, 2003.

*23	Consent of Independent Registered Public Accounting Firm.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.
†	Management contract or compensatory plan or arrangement.