Form 10-Q
period 2007-05-05
ANNTAYLOR STORES CORP
filed 2007-06-08
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 1, 2007
Common Stock, $.0068 par value	64,683,193

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

•	the Company’s ability to predict accurately client fashion preferences;

•	competitive influences and decline in the demand for merchandise offered by the Company;

•	the Company’s ability to successfully execute brand extensions and new concepts;

•	effectiveness of the Company’s brand awareness and marketing programs;

•	the Company’s ability to secure and protect trademarks and other intellectual property rights in the United States and/or foreign countries;

•	general economic conditions, including the impact of higher fuel and energy prices, interest rates, a downturn in the retail industry or changes in levels of store traffic;

•	fluctuation in the Company’s level of sales and earnings growth;

•	the Company’s ability to locate new store sites or negotiate favorable lease terms for additional stores or for the lease renewal or expansion of existing stores;

•	risks associated with the performance and operations of the Company’s Internet operations;

•	a significant change in the regulatory environment applicable to the Company’s business;

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

•	financial or political instability in any of the countries in which the Company’s goods are manufactured;

•	risks associated with a failure by independent manufacturers to comply with the Company’s labor practices requirements;

•	the potential impact of natural disasters and public health concerns, particularly on the Company’s foreign sourcing offices and manufacturing operations of the Company’s vendors;

•	acts of war or terrorism in the United States or worldwide;

•	work stoppages, slowdowns or strikes;

•	the Company’s ability to hire, retain and train key personnel;

•	the Company’s ability to successfully upgrade and maintain its information systems, including adequate system security controls; and

•	the Company’s ability to continue operations in accordance with its business continuity plan in the event of an interruption.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters Ended May 5, 2007 and April 29, 2006

(unaudited)

	Quarters Ended
	May 5, 2007	April 29, 2006
	(In thousands, except per share amounts)
Net sales	$580,266	$556,173
Cost of sales	269,270	241,061

Gross margin	310,996	315,112
Selling, general and administrative expenses	261,348	251,644

Operating income	49,648	63,468
Interest income	3,076	3,307
Interest expense	541	509

Income before income taxes	52,183	66,266
Income tax provision	20,728	27,277

Net income	$31,455	$38,989

Earnings per share:
Basic earnings per share of common stock	$0.47	$0.54

Weighted average shares outstanding	67,331	71,876

Diluted earnings per share of common stock	$0.46	$0.53

Weighted average shares outstanding, assuming dilution	68,404	73,013

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

May 5, 2007 and February 3, 2007

(unaudited)

	May 5, 2007	February 3, 2007
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$174,321	$360,560
Accounts receivable	31,132	16,489
Merchandise inventories	281,314	233,606
Prepaid expenses and other current assets	74,297	79,950

Total current assets	561,064	690,605
Property and equipment, net	552,545	564,108
Goodwill	286,579	286,579
Deferred financing costs, net	561	652
Other assets	31,338	26,559

Total assets	$1,432,087	$1,568,503

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$103,200	$106,519
Accrued salaries and bonus	10,715	28,304
Accrued tenancy	39,780	45,024
Gift certificates and merchandise credits redeemable	41,620	52,989
Accrued expenses	82,096	66,582

Total current liabilities	277,411	299,418
Deferred lease costs	214,971	214,466
Other liabilities	11,708	4,708

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,200,407 and 82,155,607 shares issued, respectively	559	559
Additional paid-in capital	760,086	753,030
Retained earnings	700,628	670,307
Accumulated other comprehensive loss	(5,257)	(5,373)

	1,456,016	1,418,523
Treasury stock, 16,502,596 and 12,782,533 shares respectively, at cost	(528,019)	(368,612)

Total stockholders’ equity	927,997	1,049,911

Total liabilities and stockholders’ equity	$1,432,087	$1,568,503

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended May 5, 2007 and April 29, 2006

(unaudited)

	Quarters Ended
	May 5, 2007	April 29, 2006
	(in thousands)
Operating activities:
Net income	$31,455	$38,989
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	(4,317)	(3,380)
Depreciation and amortization	28,446	24,494
Loss on disposal and write-down of property and equipment	1,131	1,892
Non-cash compensation expense	6,141	4,910
Non-cash interest and other non-cash items	240	174
Tax benefit from exercise of stock options	1,693	6,379
Changes in assets and liabilities:
Accounts receivable	(14,643)	(11,064)
Merchandise inventories	(47,708)	(36,894)
Prepaid expenses and other current assets	5,758	(9,348)
Accounts payable and other current liabilities	(28,395)	12,026
Other non-current assets and liabilities, net	6,922	(993)

Net cash (used in) provided by operating activities	(13,277)	27,185

Investing activities:
Purchases of property and equipment	(14,505)	(23,266)

Net cash used in investing activities	(14,505)	(23,266)

Financing activities:
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	1,245	784
Proceeds from exercise of stock options	5,328	18,236
Excess tax benefits from stock-based compensation	1,727	3,716
Repurchases of common and restricted stock	(166,757)	(28,392)

Net cash used in financing activities	(158,457)	(5,656)

Net decrease in cash	(186,239)	(1,737)
Cash and cash equivalents, beginning of period	360,560	380,654

Cash and cash equivalents, end of period	$174,321	$378,917

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$417	$339

Income taxes	$3,857	$656

Accrual for purchases of property and equipment	$19,868	$16,965

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

The results of operations for the 2007 interim period shown in the Condensed Consolidated Financial Statements (unaudited) are not necessarily indicative of results to be expected for Fiscal 2007.

The February 3, 2007 Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet of AnnTaylor Stores Corporation (the “Company”).

Detailed footnote information is not included in this Report. The financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

2.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 on February 4, 2007. See Note 8 for further discussion.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the standard and does not believe it will have a material impact on its consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of SFAS No. 159 and does not believe it will have a material impact on its consolidated financial statements upon adoption.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2.	Recent Accounting Pronouncements (continued)

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP No. FIN 48-1”), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FSP No. FIN 48-1 shall be applied upon the initial adoption of FIN No. 48. The adoption of FSP No. FIN 48-1 did not have a material impact on the Company’s consolidated financial statements.

3.	Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and vesting of unvested restricted stock, if the effect is dilutive.

	Quarters Ended
	May 5, 2007			April 29, 2006
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share	$31,455	67,331	$0.47	$38,989	71,876	$0.54

Effect of Dilutive Securities	—	1,073		—	1,137

Diluted Earnings per Share	$31,455	68,404	$0.46	$38,989	73,013	$0.53

Options to purchase 82,476 and 3,500 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share for the quarters ended May 5, 2007 and April 29, 2006, respectively. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods. In addition, 215,667 shares of unvested restricted stock were excluded from the above calculation during the quarter ended May 5, 2007 due to conditions placed on their vesting which had not yet been satisfied as of May 5, 2007.

4.	Share-based Payments

Stock Incentive Plans

During the quarters ended May 5, 2007 and April 29, 2006, the Company recognized approximately $5.7 million and $3.5 million, respectively, in total share-based compensation expense. As of May 5, 2007, there was $22.7 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years. As of May 5, 2007, there was $24.8 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4.	Share-based Payments (continued)

Stock Options

The following table summarizes stock option activity for the quarter ended May 5, 2007:

	Quarter Ended
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	3,769,832	$26.35
Granted	974,150	35.77
Forfeited or expired	(66,993)	30.69
Exercised	(247,716)	21.51

Options outstanding at May 5, 2007	4,429,273	$28.63

Vested and exercisable at May 5, 2007	1,874,857	$24.21

Options expected to vest at May 5, 2007	2,002,876	$32.47

The weighted-average fair value of options granted during the quarters ended May 5, 2007 and April 29, 2006, estimated as of the grant date using the Black-Scholes option pricing model, was $12.23 and $15.41 per share, respectively.

The fair value of options granted under the Company’s stock option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended
	May 5, 2007	April 29, 2006
Weighted average risk-free interest rate	4.4%	4.8%
Weighted average expected life (years)	4.4	4.7
Weighted average expected volatility	33.0%	38.6%
Expected dividend yield	—%	—%

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4.	Share-based Payments (continued)

Restricted Stock

The following table summarizes restricted stock activity for the quarter ended May 5, 2007:

	Quarter Ended
	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock awards at beginning of period	1,171,086	$32.55
Granted	347,500	35.80
Vested	(313,999)	35.74
Forfeited	(9,470)	32.68

Restricted stock awards at May 5, 2007	1,195,117	$32.66

5.	Long-Term Debt

In November 2003, AnnTaylor, Inc. and certain of its subsidiaries entered into a Second Amended and Restated $175 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility, which, at AnnTaylor, Inc.’s option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250 million, matures on November 14, 2008 (unless terminated earlier) and is used by AnnTaylor, Inc. and certain of its subsidiaries for letters of credit and other general corporate purposes.

Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under the Credit Facility at any point during the quarter ended May 5, 2007 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $100.8 million and $170.5 million as of May 5, 2007 and February 3, 2007, respectively, leaving a remaining available balance for loans and letters of credit of $74.2 million and $4.5 million, respectively.

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6.	Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended
	May 5, 2007	April 29, 2006
	(in thousands)
Net periodic pension cost:
Service cost	$1,525	$1,425
Interest cost	575	525
Prior service and interest cost	—	—
Expected return on plan assets	(725)	(625)
Amortization of prior service cost	25	25
Amortization of actuarial loss	175	400

Net periodic pension cost	$1,575	$1,750

The Company made no contributions to its pension plan during the quarter ended May 5, 2007.

7.	Securities Repurchase Program

On March 15, 2007, the Company’s Board of Directors approved a $300 million securities repurchase program. Under the March 2007 program, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will increase treasury shares available for general corporate and other purposes. During the first quarter of Fiscal 2007, the Company repurchased 4,189,400 shares of its common stock at a cost of approximately $162.6 million, of which 4,187,932 shares or approximately $162.5 million were repurchased under the March 2007 program.

8.	Income Taxes

In July 2006, the FASB issued FIN No. 48 Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting and disclosure requirements for uncertain tax positions.

The Company adopted the provisions of FIN No. 48 on February 4, 2007. The cumulative effect of applying FIN No. 48 was recorded as a decrease of $1.1 million to retained earnings as of February 4, 2007. At May 5, 2007 and February 4, 2007, the Company had unrecognized tax benefits of approximately $7.7 million and $7.6 million respectively. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the Company’s effective tax rate in a future period. The Company anticipates that the amount of unrecognized tax benefits may change in the next twelve months, however it does not expect the change to have a significant impact on its financial statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8.	Income Taxes (continued)

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, and generally remains open to income tax examinations by relevant tax authorities for tax years beginning with Fiscal 2003 and forward. The Company also files in foreign jurisdictions and generally remains open to income tax examinations for tax years beginning with Fiscal 2001. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of accrued income tax-related interest and penalties was $1.8 million at May 5, 2007 and February 4, 2007.

9.	Comprehensive Income

The components of comprehensive income are shown below:

	Quarters Ended
	May 5, 2007	April 29, 2006
	(in thousands)
Net income	$31,455	$38,989
Add back amortization of prior service cost and actuarial loss, net of taxes of $0.1 million	116	—

Comprehensive income	$31,571	$38,989

10.	Legal Proceedings

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

General

AnnTaylor Stores Corporation (the “Company”, “we, “us” and “our”), through its wholly owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “Ann Taylor Loft” (“LOFT”) and “Ann Taylor Factory” brands. The Ann Taylor brand is focused on updated classic, yet stylish, professional and special occasion dressing that is sophisticated, versatile and of high quality. The LOFT brand is focused on fashionable updated classics that are relaxed and casual and that offer good quality and value. Ann Taylor Factory offers factory-direct product exclusively in the outlet environment. As of May 5, 2007, we operated 878 stores in 46 states, the District of Columbia and Puerto Rico, and also online stores at www.anntaylor.com and www.anntaylorLOFT.com. Unless the context indicates otherwise, all references herein to the Company, we, us and our include the Company and its wholly owned subsidiaries.

Management Overview

Our results in the first quarter were generally in line with our expectations, and we remain positive about our outlook for the full year. Business at Ann Taylor is strong and healthy, and at LOFT, our merchandise assortments are gradually improving, and we expect business to be back on track for the Fall season. Comparable store sales for the first quarter of Fiscal 2007 decreased 3.3% compared to the year-ago period, however total net sales increased 4.3%, with solid gains at both our Online and Ann Taylor Factory businesses. Operating income decreased 21.8% to $49.6 million, or 8.6% of net sales compared to the first quarter of last year, and net income declined 19.3% to $31.5 million.

At Ann Taylor, our focus on wear-to-work and special occasion dressing continued to be successful, and helped drive higher full-price sales. During the quarter, we continued efforts to modernize our stores, and completed the update of another 15 stores. We plan to update a total of 90 stores this year, and by the end of the year, over 70% of the store base will reflect a brand-appropriate look. Finally, as the year progresses, we will be further expanding the presence of our Celebrations® line to additional stores, and are on track to launch our Beauty collection later this year in time for Holiday.

As expected, LOFT had a challenging first quarter. While some merchandise categories performed well, overall, the product assortment did not offer the right balance of updated classics, wear-now focus and color. For summer, we expect LOFT product to improve gradually, and are preparing to launch LOFT maternity in early June, which will be available online and in select stores. Looking ahead to Fall, we feel positive about our third and fourth quarter merchandise assortments, and expect LOFT to continue to improve in the second half of this year.

Ann Taylor Factory delivered another strong quarter, and its conversion to a full-price destination in the outlet channel has proven to be a successful contributor to our overall growth. Our plans to launch a LOFT Factory concept next summer are on track. Our Online business also experienced a strong quarter, and continues to serve as an important entry point for our clients. We recently upgraded both of our websites, with enhanced navigation and check-out features, among other improvements.

On the cost side, we previously identified reducing selling, general and administrative expenses as an important area of focus and opportunity, and have made some early progress toward this objective. We are in the process of rolling out a new Workforce Management System, which will aid in better matching in-store staffing levels with traffic patterns, and expect to see the full benefits beginning in Fiscal 2008. We also completed the rollout of our Assortment Planning System during the quarter, which will assist in getting the right merchandise to the right stores in the right sizes, and are currently using it to develop our merchandise allocations for next year. And finally, we are currently in the midst of a thorough review of our entire cost structure in order to identify cost savings opportunities in the procurement of goods and services and reduce general and administrative expenses.

Key Performance Indicators

In evaluating our performance, senior management reviews certain key performance indicators, including:

Comparable store sales – Comparable store sales provide a measure of existing store sales performance. A store is included in comparable store sales in its thirteenth month of operation. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.

Gross margin – Gross margin measures our ability to control direct costs associated with the manufacturing and selling of our products. Gross margin is the difference between net sales and cost of sales, which is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third-party suppliers to our distribution center. Buying and occupancy costs are excluded from cost of sales.

Operating income – Because retailers do not uniformly record supply chain costs as a component of cost of sales or selling, general and administrative expenses, operating income allows us to benchmark our performance relative to other retailers. Operating income represents earnings before interest and income taxes and measures our earnings power from ongoing operations.

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

Quality of merchandise offerings – To monitor and maintain the acceptance of our merchandise offerings, we monitor sell-through levels, inventory turnover, gross margin, returns and markdown rates at a class and style level. This analysis helps identify merchandise issues at an early date and helps us plan future product development and buying.

Results of Operations

The following table sets forth condensed consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended
	May 5, 2007	April 29, 2006
Net sales	100.0%	100.0%
Cost of sales	46.4	43.4

Gross margin	53.6	56.6
Selling, general and administrative expenses	45.0	45.2

Operating income	8.6	11.4
Interest income	0.5	0.6
Interest expense	0.1	0.1

Income before income taxes	9.0	11.9
Income tax provision	3.6	4.9

Net income	5.4%	7.0%

The following table sets forth select condensed consolidated income statement data expressed as a percentage change from the comparable prior year period:

	Quarters Ended
	May 5, 2007	April 29, 2006
	Increase (decrease)
Net sales	4.3%	16.7%
Operating income	(21.8)%	131.6%
Net income	(19.3)%	129.7%

Sales and Store Data

The following table sets forth certain sales and store data:

	Quarters Ended
	May 5, 2007	April 29, 2006
Net sales (in thousands)
Total Company	$580,266	$556,173
Ann Taylor	222,202	221,500
LOFT	274,274	273,623
Other	83,790	61,050

Comparable stores sales percentage
Increase (decrease) (a)
Total Company	(3.3)%	5.6%
Ann Taylor	0.9%	7.4%
LOFT	(9.0)%	4.7%

Net sales per average gross square foot (b)	$114	$116

Total square footage at end of period (in thousands) (b)	5,132	4,812

Number of:
Total stores open at beginning of period	869	824
New stores	12	10
Closed stores	(3)	(10)

Total stores open at end of period	878	824

Expanded stores	2	3

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.
(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased $24.1 million or 4.3% during the quarter ended May 5, 2007 over the comparable 2006 period due to the expansion of our store base and continued growth of the Online and Ann Taylor Factory businesses, partially offset by a decline in comparable store sales for the quarter. By division, Ann Taylor’s net sales increased $0.7 million, or 0.3%, while LOFT experienced an increase of $0.7 million, or 0.2%.

Cost of Sales

Cost of sales is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third- party suppliers to our distribution center. Buying and occupancy costs are excluded from cost of sales. Cost of sales as a percentage of net sales increased to 46.4% for the quarter ended May 5, 2007 from 43.4% for the quarter ended April 29, 2006.

Gross Margin

Gross margin as a percentage of net sales decreased to 53.6% in the first quarter of Fiscal 2007 from 56.6% in the first quarter of Fiscal 2006. The decrease in gross margin as a percentage of net sales is primarily due to margin softness at LOFT, partially offset by the benefit of converting Ann Taylor Factory to a full-price destination.

Selling, General and Administrative Expenses

Costs included in selling, general and administrative expenses include advertising, tenancy, payroll and benefits, design and merchandising costs and general and administrative expenses. Selling, general and administrative expenses in the first quarter of Fiscal 2007 were $261.3 million, or 45.0% of net sales, compared to $251.6 million, or 45.2% of net sales, for the same period last year. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to reduced performance-based compensation, offset by the deleveraging impact associated with the decline in comparable store sales.

Interest Income

Interest income decreased to $3.1 million in the quarter ended May 5, 2007 from $3.3 million in the quarter ended April 29, 2006.

Interest Expense

Interest expense was approximately $0.5 million in the first quarter of Fiscal 2007 and the first quarter of Fiscal 2006, respectively.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company’s liquidity:

	May 5, 2007	February 3, 2007
	(dollars in thousands)
Working capital	$283,653	$391,187
Current ratio	2.02:1	2.31:1

For the first quarter of Fiscal 2007, net cash used in operating activities totaled approximately $13.3 million, as compared to net cash provided by operating activities of approximately $27.2 million for the same period last year. Net cash used in operating activities during the first quarter of Fiscal 2007 resulted from increases in merchandise inventories and accounts receivable and a decrease in accounts payable and other current liabilities offset by net earnings before non-cash expenses such as depreciation, amortization and stock-based compensation. Cash used in investing activities during the first quarter of Fiscal 2007 amounted to approximately $14.5 million due to the purchases of property and equipment. During the quarter, we opened 11 LOFT stores and one Ann Taylor store. Cash used in financing activities amounted to approximately $158.5 million, and related primarily to the repurchase of shares of our common stock, offset by the proceeds from the exercise of stock options and the excess tax benefit from stock-based compensation.

On March 15, 2007, our Board of Directors approved a $300 million securities repurchase program. Under the March 2007 program, purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will increase treasury shares available for general corporate and other purposes. During the first quarter of Fiscal 2007, we repurchased 4,189,400 shares of its common stock at a cost of approximately $162.6 million, of which 4,187,932 shares or approximately $162.5 million were repurchased under the March 2007 program.

We expect our total capital expenditure requirements in Fiscal 2007 will be approximately $150 million to $160 million. The actual amount of our capital expenditures will depend in part on the number of stores opened, expanded and refurbished. We expect to use cash flows from operations to fund our capital expenditure requirements.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to merchandise inventory valuation, asset impairment, income taxes and stock-based compensation. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN No. 48 on February 4, 2007. See Note 8, “Income Taxes”, in the Notes to the Condensed Consolidated Financial Statements for further discussion.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the standard and do not believe it will have a material impact on our consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS No. 159 and do not believe it will have a material impact on our consolidated financial statements upon adoption.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP No. FIN 48-1”), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FSP No. FIN 48-1 shall be applied upon the initial adoption of FIN No. 48. The adoption of FSP No. FIN 48-1 did not have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk of our cash and cash equivalents as of May 5, 2007 has not significantly changed since February 3, 2007. Information regarding our financial instruments and market risk as of February 3, 2007 is disclosed in our 2006 Annual Report on Form 10-K.

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

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
February 4, 2007 to March 3, 2007	2,835	$35.79	—	$57
March 4, 2007 to April 7, 2007	1,837,543	38.83	1,725,000	232,699
April 8, 2007 to May 5, 2007	2,465,245	38.66	2,464,400	137,433

	4,305,623		4,189,400

(a)	Includes 116,223 shares of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced Plan.
(b)	Of these shares 4,187,932 were purchased as part of the $300 million securities repurchase program approved by the Company’s Board of Directors on March 15, 2007. The remaining 1,468 shares were purchased as part of the $125 million securities repurchase program approved by the Company’s Board of Directors in August 2006, which expired in March 2007 when the Company repurchased all securities authorized for repurchase thereunder.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Agreement between AnnTaylor Stores Corporation and Adrienne Lazarus, dated as of April 10, 2007. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on April 13, 2007.

*10.2	Summary of Compensation Arrangements for Non-Employee Directors.

10.3	Summary of Compensatory Arrangements of Certain Officers. Incorporated by reference to the Current Report on Form 8-K of the Company filed on March 20, 2007.

10.4	AnnTaylor Stores Corporation Management Performance Compensation Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on May 18, 2007.

*10.5	Form of AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan updated Non-Qualified Stock Option Agreement.

*10.6	Form of AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan updated Non-Qualified Stock Option Agreement.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

	By:	/s/ Kay Krill
Date: June 8, 2007		Kay Krill
President & Chief Executive Officer
(Principal Executive Officer)

Date: June 8, 2007	By:	/s/ James M. Smith
James M. Smith
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1	Agreement between AnnTaylor Stores Corporation and Adrienne Lazarus, dated as of April 10, 2007. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on April 13, 2007.

*10.2	Summary of Compensation Arrangements for Non-Employee Directors.

10.3	Summary of Compensatory Arrangements of Certain Officers. Incorporated by reference to the Current Report on Form 8-K of the Company filed on March 20, 2007.

10.4	AnnTaylor Stores Corporation Management Performance Compensation Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on May 18, 2007.

*10.5	Form of AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan updated Non-Qualified Stock Option Agreement.

*10.6	Form of AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan updated Non-Qualified Stock Option Agreement.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.