Form 10-Q
period 2007-08-04
ANNTAYLOR STORES CORP
filed 2007-09-11
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 31, 2007
Common Stock, $.0068 par value	62,219,264

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

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Six Months Ended August 4, 2007 and July 29, 2006

(unaudited)

	Quarters Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
	(in thousands, except per share amounts)
Net sales	$614,494	$609,998	$1,194,760	$1,166,171
Cost of sales	303,441	279,296	572,711	520,357

Gross margin	311,053	330,702	622,049	645,814
Selling, general and administrative expenses	260,032	262,587	521,380	514,231

Operating income	51,021	68,115	100,669	131,583
Interest income	1,671	4,642	4,747	7,949
Interest expense	436	558	977	1,067

Income before income taxes	52,256	72,199	104,439	138,465
Income tax provision	20,564	29,001	41,292	56,278

Net income	$31,692	$43,198	$63,147	$82,187

Earnings per share:
Basic earnings per share of common stock	$0.51	$0.60	$0.97	$1.15

Weighted average shares outstanding	62,627	71,637	64,979	71,758

Diluted earnings per share of common stock	$0.50	$0.59	$0.96	$1.13

Weighted average shares outstanding, assuming dilution	63,379	72,772	65,892	72,893

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

August 4, 2007 and February 3, 2007

(unaudited)

	August 4, 2007	February 3, 2007
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$93,147	$360,560
Short-term investments	21,224	—
Accounts receivable	22,609	16,489
Merchandise inventories	231,390	233,606
Prepaid expenses and other current assets	78,469	79,950

Total current assets	446,839	690,605
Property and equipment, net	565,572	564,108
Goodwill	286,579	286,579
Other assets	36,421	27,211

Total assets	$1,335,411	$1,568,503

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$93,821	$106,519
Accrued salaries and bonus	11,269	28,304
Accrued tenancy	43,611	45,024
Gift certificates and merchandise credits redeemable	38,000	52,989
Accrued expenses	86,936	66,582

Total current liabilities	273,637	299,418
Deferred lease costs	213,187	214,466
Other liabilities	10,352	4,708

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,227,718 and 82,155,607 shares issued, respectively	559	559
Additional paid-in capital	771,139	753,030
Retained earnings	732,321	670,307
Accumulated other comprehensive loss	(2,339)	(5,373)

	1,501,680	1,418,523

Treasury stock, 20,018,332 and 12,782,533 shares respectively, at cost	(663,445)	(368,612)

Total stockholders’ equity	838,235	1,049,911

Total liabilities and stockholders’ equity	$1,335,411	$1,568,503

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended August 4, 2007 and July 29, 2006

(unaudited)

	Six Months Ended
	August 4, 2007	July 29, 2006
	(in thousands)
Operating activities:
Net income	$63,147	$82,187
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(2,444)	(7,596)
Depreciation and amortization	57,312	49,536
Loss on disposal and write-down of property and equipment	1,593	3,315
Non-cash compensation expense	12,747	11,630
Non-cash interest and other non-cash items	454	271
Tax benefit from exercise of stock options	2,016	8,011
Changes in assets and liabilities:
Accounts receivable	(6,120)	(3,306)
Merchandise inventories	2,216	(3,771)
Prepaid expenses and other current assets	1,459	10,745
Accounts payable and other current liabilities	(42,180)	10,630
Other non-current assets and liabilities, net	(19)	3,510

Net cash provided by operating activities	90,181	165,162

Investing activities:
Purchases of available-for-sale securities	(42,075)	—
Sales of available-for-sale securities	21,075	—
Purchases of property and equipment	(47,200)	(58,799)

Net cash used in investing activities	(68,200)	(58,799)

Financing activities:
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	2,067	1,625
Proceeds from exercise of stock options	12,206	22,661
Excess tax benefits from stock-based compensation	2,091	4,791
Repurchases of common and restricted stock	(305,758)	(58,202)

Net cash used in financing activities	(289,394)	(29,125)

Net (decrease) increase in cash	(267,413)	77,238
Cash and cash equivalents, beginning of period	360,560	380,654

Cash and cash equivalents, end of period	$93,147	$457,892

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$769	$805

Income taxes	$43,079	$48,181

Accrual for purchases of property and equipment	$29,528	$26,999

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS No. 157 and does not believe it will have a material impact on its consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS No. 159 and does not believe it will have a material impact on its consolidated financial statements upon adoption.

3.	Short-term investments

The Company’s short-term investments consist of auction rate securities which represent funds available for current operations. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these short-term investments are classified as available-for-sale and are carried at cost, or par value which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4.	Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and vesting of unvested restricted stock, if the effect is dilutive.

	Quarters Ended
	August 4, 2007			July 29, 2006
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share	$31,692	62,627	$0.51	$43,198	71,637	$0.60

Effect of Dilutive Securities	—	752		—	1,135

Diluted Earnings per Share	$31,692	63,379	$0.50	$43,198	72,772	$0.59

	Six Months Ended
	August 4, 2007			July 29, 2006
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share	$63,147	64,979	$0.97	$82,187	71,758	$1.15

Effect of Dilutive Securities	—	913		—	1,135

Diluted Earnings per Share	$63,147	65,892	$0.96	$82,187	72,893	$1.13

Options to purchase 137,000 and 109,738 shares of common stock during the quarter and six months ended August 4, 2007, respectively, and 32,744 and 18,122 shares of common stock during the quarter and six months ended July 29, 2006, respectively, were excluded from the above computations of weighted-average shares for diluted earnings per share. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods. In addition, 215,667 shares of unvested restricted stock were excluded from the above calculation during the quarter ended August 4, 2007 due to contingencies placed on their vesting which had not yet been satisfied as of August 4, 2007.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5.	Share-based Payments

Stock Incentive Plans

During the quarter and six months ended August 4, 2007, the Company recognized approximately $6.7 million and $12.4 million, respectively, in total share-based compensation expense. During the quarter and six months ended July 29, 2006, the Company recognized approximately $6.4 million and $9.9 million, respectively, in total share-based compensation expense. As of August 4, 2007, there was $21.5 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years. As of August 4, 2007, there was $21.3 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years.

Stock Options

The following table summarizes stock option activity for the quarter and six months ended August 4, 2007:

	Quarter Ended		Six Months Ended
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Options outstanding at beginning of period	4,429,273	$28.63	3,769,832	$26.35
Granted	69,500	36.86	1,043,650	35.85
Forfeited or expired	(62,520)	30.16	(129,513)	30.44
Exercised	(261,890)	26.26	(509,606)	23.95

Options outstanding at August 4, 2007	4,174,363	$28.89	4,174,363	$28.89

Vested and exercisable at August 4, 2007	1,662,693	$24.04	1,662,693	$24.04

Options expected to vest at August 4, 2007	1,880,173	$32.59	1,880,173	$32.59

The weighted-average fair value of options granted during the quarters ended August 4, 2007 and July 29, 2006, estimated as of the grant date using the Black-Scholes option pricing model, was $12.31 and $15.85 per share, respectively. The weighted-average fair value of options granted during the six months ended August 4, 2007 and July 29, 2006, estimated as of grant date using the Black-Scholes option pricing model, was $12.24 and $15.45 per share, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5.	Share-based Payments (continued)

Stock Options (continued)

The fair value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Weighted average risk-free interest rate	4.5%	4.8%	4.4%	4.8%
Weighted average expected life (years)	4.4	4.9	4.4	4.7
Weighted average expected volatility	31.5%	38.4%	32.9%	38.6%
Expected dividend yield	—	—	—	—

Restricted Stock

The following table summarizes restricted stock activity for the quarter and six months ended August 4, 2007:

	Quarter Ended		Six Months Ended
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at beginning of period	1,195,117	$32.66	1,171,086	$32.55
Granted	46,020	36.62	393,520	35.89
Vested	(59,337)	37.95	(373,336)	36.09
Forfeited	(17,220)	31.32	(26,690)	31.80

Restricted stock awards at August 4, 2007	1,164,580	$32.56	1,164,580	$32.56

6.	Long-Term Debt

In November 2003, AnnTaylor, Inc. and certain of its subsidiaries entered into a Second Amended and Restated $175 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility, which, at AnnTaylor, Inc.’s option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250 million, matures on November 14, 2008 (unless terminated earlier) and may be used by AnnTaylor, Inc. and certain of its subsidiaries for working capital, letters of credit and other general corporate purposes.

Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under the Credit Facility at any point during the six months ended August 4, 2007 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $127.8 million and $170.5 million as of August 4, 2007 and February 3, 2007, respectively, leaving a remaining available balance for loans and letters of credit of $47.2 million and $4.5 million, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6.	Long-Term Debt (continued)

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

7.	Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
	(in thousands)
Net periodic pension cost:
Service cost	$1,525	$1,425	$3,050	$2,850
Interest cost	575	525	1,150	1,050
Expected return on plan assets	(725)	(625)	(1,450)	(1,250)
Amortization of prior service cost	25	25	50	50
Amortization of actuarial loss	175	400	350	800
Curtailment loss	205	—	205	—

Net periodic pension cost	$1,780	$1,750	$3,355	$3,500

The Company made no contributions to its pension plan during the quarter and six months ended August 4, 2007.

During the quarter ended August 4, 2007, the Company’s Board of Directors authorized management to freeze the AnnTaylor, Inc. non-contributory defined benefit pension plan (the “Plan”). Effective October 1, 2007, only those associates who are eligible under the Plan on or before September 30, 2007 will be eligible to receive benefits from the Plan once they have completed the five years of service required to become fully vested. No associate may become a participant in the Plan on or after October 1, 2007. No additional benefits will be earned under the Plan on or after October 1, 2007.

During the quarter ended August 4, 2007, the Company recorded an estimated net curtailment loss of approximately $205,000 related to the freeze of the Plan. In addition, the Company estimated that the projected benefit obligation would be reduced, and the Plan’s funded status would be increased, by approximately $4.6 million on the date of the freeze. This was recorded as a $4.6 million reduction of accumulated other comprehensive loss, a $2.0 million decrease in other liabilities and a $2.6 million increase in other assets on the Company’s balance sheet as of August 4, 2007. See Note 10, Comprehensive Income, for further discussion.

During the quarter ended August 4, 2007, the Company’s Board of Directors also authorized management to enhance the AnnTaylor, Inc. defined contribution 401(k) plan. The enhancements include, among other things, an increase to the matching contributions made by the Company for annual earnings contributed by participants, and will become effective October 1, 2007.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8.	Securities Repurchase Program

On March 15, 2007, the Company’s Board of Directors approved a $300 million securities repurchase program. Under the March 2007 program, which is substantially completed, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate and other purposes. During the quarter and six months ended August 4, 2007, the Company repurchased 3,761,400 and 7,950,800 shares of its common stock, respectively, at a cost of approximately $137.3 million and $299.9 million, respectively. For the six months ended August 4, 2007, 7,949,332 shares were repurchased under the March 2007 program at a cost of approximately $299.8 million.

On August 23, 2007, the Company’s Board of Directors approved a new $300 million securities repurchase program. Under the new program, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will increase treasury shares available for general corporate and other purposes.

9.	Income Taxes

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting and disclosure requirements for uncertain tax positions.

The Company adopted the provisions of FIN No. 48 on February 4, 2007. The cumulative effect of applying FIN No. 48 was recorded as a decrease of $1.1 million to retained earnings as of February 4, 2007. At August 4, 2007 and February 4, 2007, the Company had unrecognized tax benefits of approximately $7.4 million and $7.6 million respectively. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the Company’s effective tax rate in a future period. The Company anticipates that the amount of unrecognized tax benefits may change in the next twelve months, however it does not expect the change to have a significant impact on its financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, and generally remains open to income tax examinations by relevant tax authorities for tax years beginning with Fiscal 2003. The Company also files in foreign jurisdictions and generally remains open to income tax examinations for tax years beginning with Fiscal 2001. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of accrued income tax-related interest and penalties was $2.2 million and $1.8 million at August 4, 2007 and February 4, 2007, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10.	Comprehensive Income

The components of comprehensive income are shown below (in thousands):

	Quarters Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net income	$31,692	$43,198	$63,147	$82,187
Add back amortization of prior service cost and actuarial loss, net of taxes of $84 and $169, respectively	116	—	231	—
Recognition of prior service cost and unrecognized gains and losses due to curtailment, net of taxes of $2,048, respectively	2,803	—	2,803	—

Comprehensive income	$34,611	$43,198	$66,181	$82,187

11.	Legal Proceedings

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

General

AnnTaylor Stores Corporation (the “Company”, “we”, “us” and “our”), through its wholly owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “Ann Taylor Loft” (“LOFT”) and “Ann Taylor Factory” brands. The Ann Taylor brand is focused on updated classic, yet stylish, professional and special occasion dressing that is sophisticated, versatile and of high quality. The LOFT brand is focused on fashionable updated classics that are relaxed and casual and that offer good quality and value. Ann Taylor Factory offers factory-direct product exclusively in the outlet environment. As of August 4, 2007, we operated 887 stores in 46 states, the District of Columbia and Puerto Rico, and also Online stores at www.anntaylor.com and www.anntaylorLOFT.com. Unless the context indicates otherwise, all references herein to the Company, we, us and our include the Company and its wholly owned subsidiaries.

Management Overview

Our second quarter business remained challenging, given lingering product issues at LOFT and the tough macro-economic environment, which resulted in a decrease in traffic at both divisions and heightened competitive activity. We responded to these challenges aggressively, increasing promotional activity and management of our in-store metrics, and ended the quarter in a healthy inventory position.

At Ann Taylor, our second quarter results were mixed. While total net sales declined 3.4% and comparable store sales were down 3.1% compared to last year, we achieved solid gross margins, as we were successful in aggressively managing our in-store metrics to mitigate the impact of the decline in traffic. Our May and June store sets were well-received and, while July store set was too neutral in color, it sold well on initial mark-down, all of which helped to maintain healthy gross margin for the quarter. Looking ahead to Fall, we feel good about our product assortments and new initiatives. During the third quarter, we will introduce Ann Taylor Collection, a higher-quality collection with price points approximately 40% above existing Ann Taylor assortments. In addition, we plan to launch our new Beauty line in mid-November, and further expand the presence of our Celebrations® offering to approximately 70 stores by year-end. We will also continue to aggressively modernize our store base, and are on track to have 70% of our fleet updated and brand appropriate by year-end.

As we expected, LOFT had another difficult quarter, with total net sales down 1.8% and comparable store sales down 10.8% compared to last year. Overall, LOFT’s product offerings did not offer an appropriate balance of updated classics versus fashion, or enough color or novelty. In addition, the soft macro-environment and traffic slowdown also negatively impacted business. We were very promotional throughout the quarter to keep inventory turning, and are entering the third quarter in a solid inventory position. In addition, our assortments beginning in the third quarter are more balanced and brand appropriate, with more color and novelty than we offered last year. During the second quarter, we successfully launched LOFT maternity in 20 stores and on-line, and plan to add maternity to another 5 stores this Fall.

Ann Taylor Factory delivered another strong quarter, with solid sales and gross margin gains over last year. Plans to launch a LOFT Factory concept next summer are on track, and we feel positive about the growth potential of broadening the reach of our LOFT brand to an additional client base. Our Online businesses also experienced a strong quarter, and last quarter’s website upgrades offer improved navigation and check-out features, as well as strengthened stability to accommodate increased traffic. Finally, plans to launch our new concept, targeted at what we are calling the “modern boomer”, a segment of the women’s apparel market which we feel is significantly underserved, are on track for Fall 2008. We believe that our heritage in upscale, sophisticated and stylish fashion and proven expertise in incubating and building a new concept, position us well as we move forward with this initiative.

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

Results of Operations

The following table sets forth condensed consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.4	45.8	47.9	44.6

Gross margin	50.6	54.2	52.1	55.4
Selling, general and administrative expenses	42.3	43.0	43.7	44.1

Operating income	8.3	11.2	8.4	11.3
Interest income	0.3	0.8	0.4	0.7
Interest expense	0.1	0.1	0.1	0.1

Income before income taxes	8.5	11.9	8.7	11.9
Income tax provision	3.3	4.8	3.4	4.8

Net income	5.2%	7.1%	5.3%	7.1%

The following table sets forth select condensed consolidated income statement data expressed as a percentage change from the comparable prior year period:

	Quarters Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
	Increase (decrease)
Net sales	0.7%	19.9%	2.5%	18.4%
Operating income	(25.1)%	551.0%	(23.5)%	247.4%
Net income	(26.6)%	505.1%	(23.2)%	240.9%

Sales and Store Data

The following table sets forth certain sales and store data:

	Quarters Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales (in thousands)
Total Company	$614,494	$609,998	$1,194,760	$1,166,171
Ann Taylor	216,946	224,572	439,148	446,072
LOFT	309,972	315,533	584,246	589,156
Other	87,576	69,893	171,366	130,943

Comparable stores sales percentage
Increase (decrease) (a)
Total Company	(6.2)%	10.3%	(4.8)%	8.0%
Ann Taylor	(3.1)%	6.4%	(1.1)%	6.9%
LOFT	(10.8)%	14.2%	(10.0)%	9.7%

Net sales per average gross square foot (b)	$119	$126	$233	$242

Total square footage at end of period (in thousands) (b)	5,179	4,841

Number of:
Total stores open at beginning of period	878	824	869	824
New stores	10	9	22	19
Closed stores	(1)	(5)	(4)	(15)

Total stores open at end of period	887	828	887	828

Expanded stores	4	3	6	6

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store that is expanded by more than 15% is treated as a new store for the first year following the opening of the expanded store.
(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased $4.5 million or 0.7% during the quarter ended August 4, 2007 over the comparable 2006 period due to the expansion of our store base and continued growth of our Online and Ann Taylor Factory businesses, partially offset by a decline in comparable store sales. By division, Ann Taylor’s net sales decreased $7.6 million, or 3.4%, while LOFT experienced a decrease of $5.6 million, or 1.8%.

Net sales increased $28.6 million or 2.5% in the first six months of Fiscal 2007 over the comparable 2006 period due to the expansion of our store base and continued growth of our Online and Ann Taylor Factory businesses, partially offset by a decline in comparable store sales for the period. By division, Ann Taylor’s net sales decreased $6.9 million or 1.6%, while LOFT experienced a decrease of $4.9 million or 0.8%.

Cost of Sales

Cost of sales is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third party suppliers to our distribution center. Buying and occupancy costs are excluded from cost of sales. Cost of sales as a percentage of net sales increased to 49.4% for the quarter ended August 4, 2007 from 45.8% for the quarter ended July 29, 2006. For the six months ended August 4, 2007, cost of sales as a percentage of net sales increased to 47.9% compared to 44.6% for the comparable 2006 period.

Gross Margin

Gross margin as a percentage of net sales decreased to 50.6% in the second quarter of Fiscal 2007, compared to 54.2% in the second quarter last year. For the six months ended August 4, 2007, gross margin as a percentage of net sales decreased to 52.1% from 55.4% for the six months ended July 29, 2006. The decrease in gross margin as a percentage of net sales for both the quarter and year-to-date period was primarily due to product issues at LOFT and the impact of aggressive promotional activity to keep LOFT’s inventory turning.

Selling, General and Administrative Expenses

Costs included in selling, general and administrative expenses include advertising, design and merchandising costs, general and administrative expenses, payroll and benefits and tenancy costs. Selling, general and administrative expenses in the second quarter of Fiscal 2007 were $260.0 million, or 42.3% of net sales, compared to $262.6 million, or 43.0% of net sales, for the same period last year. Selling, general and administrative expenses as a percentage of net sales for the six months ended August 4, 2007 decreased to 43.7% of net sales, or $521.4 million, compared to 44.1% of net sales, or $514.2 million, for the same period last year. The decrease in selling, general and administrative expenses as a percentage of net sales for both the quarter and year-to-date period was primarily due to reduced performance-based compensation, partially offset by the deleveraging impact associated with the decline in comparable store sales.

Interest Income

Interest income decreased to $1.7 million in the quarter ended August 4, 2007 from $4.6 million in the quarter ended July 29, 2006. For the six months ended August 4, 2007, interest income decreased to $4.7 million from $7.9 million in the comparable 2006 period. These decreases were primarily attributable to lower cash balances due to our aggressive stock repurchase activity during the period.

Interest Expense

Interest expense decreased to approximately $0.4 million in the second quarter of Fiscal 2007 from approximately $0.6 million in the comparable 2006 period. For the six months ended August 4, 2007, interest expense decreased to approximately $1.0 million from approximately $1.1 million in the comparable 2006 period.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company’s liquidity:

	August 4, 2007	February 3, 2007
	(dollars in thousands)
Working capital	$173,202	$391,187
Current ratio	1.63:1	2.31:1

For the six months ended August 4, 2007, net cash provided by operating activities totaled approximately $90.2 million, as compared to net cash provided by operating activities of approximately $165.2 million for the same period last year. Net cash provided by operating activities during the six months ended August 4, 2007 resulted from net earnings before non-cash expenses such as depreciation, amortization and stock-based compensation offset by a decrease in accounts payable and other current liabilities and an increase in accounts receivable. Cash used in investing activities during the six months ended August 4, 2007 amounted to approximately $68.2 million due to the purchases of property and equipment and the use of cash to purchase short-term investments, partially offset by proceeds from the sale of short-term investments. During the six month period ended August 4, 2007, we opened 20 LOFT stores, one Ann Taylor store and one Ann Taylor Factory store. Cash used in financing activities amounted to approximately $289.4 million, and related primarily to the repurchase of shares of our common stock, offset by proceeds from the exercise of stock options.

On March 15, 2007, our Board of Directors approved a $300 million securities repurchase program. Under the March 2007 program, the full amount of which has been substantially used, purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate and other purposes. During the quarter and six months ended August 4, 2007, we repurchased 3,761,400 and 7,950,800 shares of our common stock, respectively, at a cost of approximately $137.3 million and $299.9 million, respectively. For the six months ended August 4, 2007, 7,949,332 shares were repurchased under the March 2007 program at a cost of approximately $299.8 million.

On August 23, 2007, our Board of Directors approved a new $300 million securities repurchase program. Under the new program, purchases of shares of our common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock will increase treasury shares available for general corporate and other purposes.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS No. 157 and do not believe it will have a material impact on our consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS No. 159 and do not believe it will have a material impact on our consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Ann Taylor Inc.’s Second Amended and Restated $175 million senior secured revolving credit facility allows for investments in financial instruments with original maturity dates of up to 360 days. Generally, less than 20% of these financial instruments have a fixed rate of return and are therefore subject to interest rate risk. Any fixed rate investments (such as auction rate securities) will decline in value if interest rates increase. Due to the short duration of these financial instruments and the small percentage of the Company’s investment portfolio they comprise, a change of 100 basis points in interest rates would not have a material effect on the Company’s financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
May 6, 2007 to June 2, 2007	1,075,424	$37.21	1,032,200	$99,034
June 3, 2007 to July 7, 2007	1,754,867	36.59	1,754,300	34,852
July 8, 2007 to August 4, 2007	976,135	35.63	974,900	110

	3,806,426		3,761,400

(a)	Includes 45,026 shares of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans and the repurchase of certain restricted shares from a former executive officer, which are not purchases under the Company’s publicly announced program.
(b)	These shares were part of the $300 million securities repurchase program approved by our Board of Directors on March 15, 2007. Substantially all purchases under this program have been made, and the program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

As previously disclosed on a Form 8-K filed by the Company on September 1, 2005, the Company granted Laura Weil, its former Senior Executive Vice President and Chief Operating Officer, 175,000 time-vesting stock options and 75,000 time-vesting shares of restricted stock in connection with her joining the Company. The stock options vested and restrictions on restricted stock lapsed 50% on March 31, 2006 and 50% on March 31, 2007. In March 2006, the Company issued to Ms. Weil the shares of restricted stock for which restrictions had lapsed. During the quarter ended August 4, 2007, the Company issued to Ms. Weil 175,000 shares of the Company’s common stock in connection with the exercise of stock options and 37,500 shares of common stock in connection with the lapse of restrictions on her grant of restricted stock. The issuance of the shares of common stock was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 4.	Submission of Matters to a Vote of Security Holders.

The AnnTaylor Stores Corporation 2007 Annual Meeting of Stockholders was held on May 17, 2007. The following matters were voted upon and approved by the Company’s stockholders at the meeting:

1.	Election of Class I Directors.

	For	Withheld
Robert C. Grayson	60,585,500	875,191
Michael W. Trapp	60,885,670	575,021

2.	Approval of the Company’s Management Performance Compensation Plan, as amended and restated.

For	Against	Abstain
59,691,037	1,682,916	86,738

3.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2007.

For	Against	Abstain
60,686,624	694,048	80,019

Item 5.	Other Information.

On September 11, 2007, the Company entered into a letter agreement (the “Agreement”) with Brian Lynch, President of the AnnTaylor Factory division of the Company. A copy of the Agreement is attached hereto as Exhibit 10.2 and incorporated herein by reference.

Under the Agreement, if the Company terminates his employment (other than for “Cause”), Mr. Lynch is entitled to receive separation payments equal to his annual base salary in effect at the time of termination of his employment plus his targeted annual cash bonus, payable in substantially equal bi-monthly installments over a period of 12 months. The separation payments are contingent upon Mr. Lynch executing a general waiver and release of claims against the Company. In addition, Mr. Lynch is subject to non-solicitation, non-compete and confidentiality obligations under the Agreement.

Item 6.	Exhibits.

Exhibit Number	Description
3.2	Bylaws of AnnTaylor Stores Corporation, as amended through August 23, 2007. Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K of the Company filed on August 24, 2007.

10.1	Letter Agreement, dated August 16, 2007, between AnnTaylor Inc. and James Smith. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on August 16, 2007.

*10.2	Agreement between AnnTaylor Stores Corporation and Brian Lynch, dated as of September 11, 2007.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: September 11, 2007	By:	/s/ Kay Krill
Kay Krill
President & Chief Executive Officer
(Principal Executive Officer)

Date: September 11, 2007	By:	/s/ James M. Smith
James M. Smith
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.2	Bylaws of AnnTaylor Stores Corporation, as amended through August 23, 2007. Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K of the Company filed on August 24, 2007.

10.1	Letter Agreement, dated August 16, 2007, between AnnTaylor Inc. and James Smith. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on August 16, 2007.

*10.2	Agreement between AnnTaylor Stores Corporation and Brian Lynch, dated as of September 11, 2007.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.