Form 10-Q
period 2007-11-03
ANNTAYLOR STORES CORP
filed 2007-12-06
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 30, 2007
Common Stock, $.0068 par value	61,356,163

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

•	financial or political instability in any of the countries in which the Company’s goods are manufactured;

•	risks associated with a failure by independent manufacturers to comply with the Company’s quality, product safety and labor practices requirements;

•	the potential impact of natural disasters and public health concerns, particularly on the Company’s foreign sourcing offices and manufacturing operations of the Company’s vendors;

•	acts of war or terrorism in the United States or worldwide;

•	work stoppages, slowdowns or strikes;

•	the Company’s ability to hire, retain and train key personnel;

•	the Company’s ability to successfully upgrade and maintain its information systems, including adequate system security controls; and

•	the Company’s ability to continue operations in accordance with its business continuity plan in the event of an interruption.

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

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Nine Months Ended November 3, 2007 and October 28, 2006

(unaudited)

	Quarters Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
	(in thousands, except per share amounts)
Net sales	$600,949	$566,261	$1,795,709	$1,732,432
Cost of sales	264,106	245,596	836,817	765,953

Gross margin	336,843	320,665	958,892	966,479
Selling, general and administrative expenses	270,258	258,956	791,638	773,187

Operating income	66,585	61,709	167,254	193,292
Interest income	1,450	4,551	6,197	12,500
Interest expense	620	612	1,597	1,679

Income before income taxes	67,415	65,648	171,854	204,113
Income tax provision	26,656	26,384	67,948	82,662

Net income	$40,759	$39,264	$103,906	$121,451

Earnings per share:
Basic earnings per share of common stock	$0.67	$0.55	$1.63	$1.70

Weighted average shares outstanding	60,930	71,133	63,629	71,549

Diluted earnings per share of common stock	$0.66	$0.54	$1.61	$1.67

Weighted average shares outstanding, assuming dilution	61,533	72,356	64,438	72,714

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

November 3, 2007 and February 3, 2007

(unaudited)

	November 3, 2007	February 3, 2007
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$94,046	$360,560
Short-term investments	24,257	—
Accounts receivable	29,160	16,489
Merchandise inventories	289,740	233,606
Prepaid expenses and other current assets	85,894	79,950

Total current assets	523,097	690,605
Property and equipment, net	585,125	564,108
Goodwill	286,579	286,579
Other assets	33,582	27,211

Total assets	$1,428,383	$1,568,503

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$124,866	$106,519
Accrued salaries and bonus	14,297	28,304
Accrued tenancy	45,502	45,024
Gift certificates and merchandise credits redeemable	35,891	52,989
Accrued expenses	96,677	66,582

Total current liabilities	317,233	299,418
Deferred lease costs	229,431	214,466
Other liabilities	11,440	4,708

Commitments and contingencies
Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,255,479 and 82,155,607 shares issued, respectively	559	559
Additional paid-in capital	776,433	753,030
Retained earnings	773,079	670,307
Accumulated other comprehensive loss	—	(5,373)

	1,550,071	1,418,523
Treasury stock, 20,556,835 and 12,782,533 shares respectively, at cost	(679,792)	(368,612)

Total stockholders’ equity	870,279	1,049,911

Total liabilities and stockholders’ equity	$1,428,383	$1,568,503

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended November 3, 2007 and October 28, 2006

(unaudited)

	Nine Months Ended
	November 3, 2007	October 28, 2006
	(in thousands)
Operating activities:
Net income	$103,906	$121,451
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,706	(5,653)
Depreciation and amortization	87,329	75,832
Loss on disposal and write-down of property and equipment	3,312	4,300
Non-cash compensation expense	16,435	18,512
Non-cash interest and other non-cash items	635	388
Tax benefit from exercise of stock options	2,062	8,990
Changes in assets and liabilities:
Accounts receivable	(12,671)	(8,351)
Merchandise inventories	(56,134)	(75,011)
Prepaid expenses and other current assets	(8,654)	(2,519)
Accounts payable and other current liabilities	(4,607)	17,420
Other non-current assets and liabilities, net	19,785	42,464

Net cash provided by operating activities	154,104	197,823

Investing activities:
Purchases of available-for-sale securities	(49,175)	—
Sales of available-for-sale securities	25,200	—
Purchases of property and equipment	(92,520)	(116,183)

Net cash used in investing activities	(116,495)	(116,183)

Financing activities:
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	2,815	2,496
Proceeds from exercise of stock options	12,744	25,362
Excess tax benefits from stock-based compensation	2,150	5,447
Repurchases of common and restricted stock	(321,832)	(90,227)

Net cash used in financing activities	(304,123)	(56,922)

Net (decrease) increase in cash	(266,514)	24,718
Cash and cash equivalents, beginning of period	360,560	380,654

Cash and cash equivalents, end of period	$94,046	$405,372

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,268	$1,299

Income taxes	$67,796	$81,870

Accrual for purchases of property and equipment	$19,138	$15,577

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On November 14, 2007, the FASB authorized its staff to draft a proposed FASB Staff Position that would partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the potential effective date deferral discussed above, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have any impact on its consolidated financial statements upon adoption.

3.	Short-term investments

The Company’s short-term investments consist of auction rate securities which represent funds available for current operations. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these short-term investments are classified as available-for-sale and are carried at cost or par value, which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days.

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

	Quarters Ended
	November 3, 2007			October 28, 2006
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share	$40,759	60,930	$0.67	$39,264	71,133	$0.55

Effect of Dilutive Securities	—	603		—	1,223

Diluted Earnings per Share	$40,759	61,533	$0.66	$39,264	72,356	$0.54

	Nine Months Ended
	November 3, 2007			October 28, 2006
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share	$103,906	63,629	$1.63	$121,451	71,549	$1.70

Effect of Dilutive Securities	—	809		—	1,165

Diluted Earnings per Share	$103,906	64,438	$1.61	$121,451	72,714	$1.67

Options to purchase 1,612,582 and 610,686 shares of common stock during the quarter and nine months ended November 3, 2007, respectively, and 5,000 and 13,748 shares of common stock during the quarter and nine months ended October 28, 2006, respectively, were excluded from the above computations of weighted-average shares for diluted earnings per share. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods. In addition, 225,667 shares and 266,667 shares of unvested restricted stock were excluded from the above calculations for the quarters and nine months ended November 3, 2007 and October 28, 2006, respectively, due to contingencies placed on their vesting which had not yet been satisfied as of those dates.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5.	Share-based Payments

Stock Incentive Plans

During the quarter and nine months ended November 3, 2007, the Company recognized approximately $3.8 million and $16.2 million, respectively, in total share-based compensation expense. During the quarter and nine months ended October 28, 2006, the Company recognized approximately $6.6 million and $16.5 million, respectively, in total share-based compensation expense. As of November 3, 2007, there was $19.5 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. As of November 3, 2007, there was $19.3 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years.

Stock Options

The following table summarizes stock option activity for the quarter and nine months ended November 3, 2007:

	Quarter		Nine Months
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Options outstanding at beginning of period	4,174,363	$28.89	3,769,832	$26.35
Granted	124,500	29.82	1,168,150	35.20
Forfeited or expired	(267,914)	32.26	(397,427)	31.67
Exercised	(21,298)	25.24	(530,904)	24.00

Options outstanding at November 3, 2007	4,009,651	$28.71	4,009,651	$28.71

Vested and exercisable at November 3, 2007	1,724,737	$24.06	1,724,737	$24.06

Options expected to vest at November 3, 2007	1,710,269	$32.65	1,710,269	$32.65

The weighted-average fair value of options granted during the quarters ended November 3, 2007 and October 28, 2006, estimated as of the grant date using the Black-Scholes option pricing model, was $10.27 and $15.74 per share, respectively. The weighted-average fair value of options granted during the nine months ended November 3, 2007 and October 28, 2006, estimated as of grant date using the Black-Scholes option pricing model, was $12.03 and $15.45 per share, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5.	Share-based Payments (continued)

Stock Options (continued)

The fair value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Weighted average risk-free interest rate	4.1%	4.6%	4.4%	4.8%
Weighted average expected life (years)	4.4	4.8	4.4	4.7
Weighted average expected volatility	34.1%	37.8%	33.0%	38.6%
Expected dividend yield	—	—	—	—

Restricted Stock

The following table summarizes restricted stock activity for the quarter and nine months ended November 3, 2007:

	Quarter		Nine Months
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at beginning of period	1,164,580	$32.56	1,171,086	$32.55
Granted	50,092	29.68	443,612	35.19
Vested	(95,541)	34.49	(468,877)	35.77
Forfeited	(99,583)	31.89	(126,273)	31.87

Restricted stock awards at November 3, 2007	1,019,548	$32.30	1,019,548	$32.30

6.	Long-Term Debt

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

Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under the Credit Facility at any point during the nine months ended November 3, 2007 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $106.4 million and $170.5 million as of November 3, 2007 and February 3, 2007, respectively, leaving a remaining available balance for loans and letters of credit of $68.6 million and $4.5 million, respectively.

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

7.	Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
	(in thousands)
Service cost	$1,013	$1,425	$4,063	$4,275
Interest cost	437	525	1,586	1,575
Expected return on plan assets	(694)	(625)	(2,144)	(1,875)
Amortization of prior service cost	7	25	57	75
Amortization of actuarial loss	(85)	400	265	1,200
Curtailment gain	(1,062)	—	(857)	—

Net periodic pension cost	$(384)	$1,750	$2,970	$5,250

The Company made no contributions to its pension plan during the quarter and nine months ended November 3, 2007.

In June 2007, the Company’s Board of Directors authorized management to freeze the AnnTaylor, Inc. non-contributory defined benefit pension plan (the “Plan”). Effective October 1, 2007, only those associates who were eligible under the Plan on or before September 30, 2007 are eligible to receive benefits from the Plan once they have completed the five years of service required to become fully vested. No associate may become a participant in the Plan on or after October 1, 2007. No additional benefits will be earned under the Plan on or after October 1, 2007.

In connection with the Plan freeze, in October 2007 the Company remeasured its accumulated benefit obligation under the Plan. As a result of the remeasurement, the Plan’s funded status increased, and the Company recognized a one-time curtailment credit of $1.1 million. This was recorded as a net increase of $2.7 million to other assets, a $2.3 million reduction of accumulated other comprehensive loss (net of tax of $1.7 million) and a reduction in pension expense of $400,000, excluding the curtailment credit.

In June 2007, the Company’s Board of Directors also authorized management to enhance the AnnTaylor, Inc. defined contribution 401(k) plan. The enhancements include, among other things, an increase to the matching contributions made by the Company for annual earnings contributed by participants, and became effective October 1, 2007.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8.	Securities Repurchase Program

On August 23, 2007, the Company’s Board of Directors approved a new $300 million securities repurchase program (the “August 2007 Program”). Under the August 2007 Program, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate and other purposes. During the quarter and nine months ended November 3, 2007, the Company repurchased 470,100 and 8,420,900 shares of its common stock, respectively, at a cost of approximately $14.7 million and $314.6 million, respectively. Of these amounts, 466,553 shares were repurchased under the August 2007 Program, at a cost of approximately $14.6 million.

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

The Company adopted the provisions of FIN No. 48 on February 4, 2007. The cumulative effect of applying FIN No. 48 was recorded as a decrease of $1.1 million to retained earnings as of February 4, 2007. At November 3, 2007 and February 4, 2007, the Company had unrecognized tax benefits of approximately $7.8 million and $7.6 million, respectively. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the Company’s effective tax rate in a future period. The Company anticipates that the amount of unrecognized tax benefits may change in the next twelve months, however it does not expect the change to have a significant impact on its financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, and generally remains open to income tax examinations by relevant tax authorities for tax years beginning with Fiscal 2003. The Company also files in foreign jurisdictions and generally remains open to income tax examinations for tax years beginning with Fiscal 2001. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of accrued income tax-related interest and penalties was $2.5 million and $1.8 million at November 3, 2007 and February 4, 2007, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10.	Comprehensive Income

The components of comprehensive income are shown below (in thousands):

	Quarters Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net income	$40,759	$39,264	$103,906	$121,451
Add back amortization of prior service cost and actuarial loss, net of taxes of $(33) and $136, respectively	(45)	—	186	—
Recognition of prior service cost and unrecognized gains and losses due to curtailment, net of taxes of $1,742 and $3,790, respectively	2,384	—	5,187	—

Comprehensive income	$43,098	$39,264	$109,279	$121,451

11.	Legal Proceedings

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

General

AnnTaylor Stores Corporation (the “Company”, “we”, “us” and “our”), through its wholly owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “Ann Taylor Loft” (“LOFT”) and “Ann Taylor Factory” brands. The Ann Taylor brand is focused on updated classic, yet stylish, professional and special occasion dressing that is sophisticated, versatile and of high quality. The LOFT brand is focused on fashionable updated classics that are relaxed and casual and that offer good quality and value. Ann Taylor Factory offers factory-direct product exclusively in the outlet environment. As of November 3, 2007, we operated 921 stores in 46 states, the District of Columbia and Puerto Rico, and also Online stores at www.anntaylor.com and www.anntaylorLOFT.com. Unless the context indicates otherwise, all references herein to the Company, we, us and our include the Company and its wholly owned subsidiaries.

Management Overview

Our third quarter results were strong overall in a challenging retail environment. This was primarily due to improved product at LOFT, tight management of inventory levels and solid in-store metrics. Total net sales for the quarter increased 6.1%, to $600.9 million, with only a slight 0.4% decline in comparable store sales. We took a promotional stance to counter a 10% decline in traffic compared to last year, however we achieved solid gross margin results, at 56.1% of net sales. This, combined with lower selling, general and administrative costs as a percent to sales, contributed to net income of $40.8 million, the highest third quarter net income in the Company’s history. While we achieved these results despite the uncertain retail environment, the traffic softness and its impact on our third quarter sales is causing us to have a more cautious outlook for the fourth quarter.

At Ann Taylor, our third quarter results were mixed. Net sales decreased 4.4%, and comparable store sales were also down 4.4%, compared to the 6.1% comparable store sales gain experienced in the third quarter last year. Despite this, we achieved solid gross margin, as we aggressively managed in-store metrics to help offset the soft traffic. We also ended the quarter in a solid inventory position. Our overall merchandise assortment in the third quarter was brand-appropriate, though we could have offered more color, novelty and fashion.

At LOFT, our efforts to improve the product resulted in Fall assortments that were once again brand-appropriate and well-received by our client. Net sales increased 8.9% and comparable store sales were down only slightly, at 0.3%. We achieved strong margins for the quarter, due to healthy in-store metrics that helped to offset traffic softness. We also ended the quarter with inventory per square foot down 12% compared to last year. Our Fall assortments were well-balanced, with more color and novelty and a more appropriate mix of updated classics versus fashion. During the quarter, we opened our 500th LOFT, an important milestone for a brand that is just nine years old.

Ann Taylor Factory delivered another strong quarter and was a positive contributor to our overall sales and margin performance. Our Online businesses also continue to grow and our recently-upgraded sites offer improved navigation and check-out, as well as strengthened stability to accommodate increased traffic.

Finally, we continue to evaluate our entire cost structure to identify opportunities to lower selling, general and administrative expenses and enhance overall operating efficiency. We believe we have significant opportunity in this area, and expect to begin to realize some productivity benefits beginning in late Fiscal 2008. At the same time, we are pursuing a number of growth initiatives that are expected to require investment spending in 2008.

Key Performance Indicators

In evaluating our performance, senior management reviews certain key performance indicators, including:

Comparable store sales – Comparable store sales provide a measure of existing store sales performance. A store is included in comparable store sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following the reopening.

Gross margin – Gross margin measures our ability to control the direct costs of merchandise sold during the period. Gross margin is the difference between net sales and cost of sales, which is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third-party suppliers to our distribution center. Buying and occupancy costs are excluded from cost of sales.

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

Results of Operations

The following table sets forth condensed consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.9	43.4	46.6	44.2

Gross margin	56.1	56.6	53.4	55.8
Selling, general and administrative expenses	45.0	45.7	44.1	44.6

Operating income	11.1	10.9	9.3	11.2
Interest income	0.2	0.8	0.4	0.7
Interest expense	0.1	0.1	0.1	0.1

Income before income taxes	11.2	11.6	9.6	11.8
Income tax provision	4.4	4.7	3.8	4.8

Net income	6.8%	6.9%	5.8%	7.0%

The following table sets forth select condensed consolidated income statement data expressed as a percentage change from the comparable prior year period:

	Quarters Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
	increase (decrease)
Net sales	6.1%	10.2%	3.7%	15.6%
Operating income	7.9%	23.5%	(13.5)%	120.0%
Net income	3.8%	29.4%	(14.4)%	123.0%

Sales and Store Data

The following table sets forth certain sales and store data:

	Quarters Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales (in thousands)
Total Company	$600,949	$566,261	$1,795,709	$1,732,432
Ann Taylor	213,454	223,257	652,602	669,329
LOFT	296,886	272,531	881,132	861,687
Other	90,609	70,473	261,975	201,416

Comparable stores sales percentage
Increase (decrease) (a)
Total Company	(0.4)%	2.6%	(3.4)%	6.2%
Ann Taylor	(4.4)%	6.1%	(2.2)%	6.6%
LOFT	(0.3)%	(0.9)%	(6.9)%	6.0%

Net sales per average gross square foot (b)	$114	$115	$344	$354

Total square footage at end of period
(in thousands) (b)	5,371	4,993

Number of:
Total stores open at beginning of period	887	828	869	824
New stores	38	30	60	49
Closed stores	(4)	(2)	(8)	(17)

Total stores open at end of period	921	856	921	856

Stores expanded during the period (a)	4	6	10	12

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following the reopening.
(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased $34.7 million, or 6.1%, during the quarter ended November 3, 2007 over the comparable 2006 period due to expansion of our store base and continued growth of our Factory and internet businesses, partially offset by a slight decline in comparable store sales. By division, Ann Taylor’s net sales decreased $9.8 million, or 4.4%, while LOFT experienced an increase of $24.4 million, or 8.9%.

Net sales increased $63.3 million, or 3.7%, for the first nine months of Fiscal 2007 over the comparable 2006 period due to expansion of our store base and continued growth of our Factory and internet businesses, partially offset by a decline in comparable store sales. By division, Ann Taylor’s net sales decreased $16.7 million or 2.5%, while LOFT experienced an increase of $19.4 million or 2.3%.

Cost of Sales

Cost of sales is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third-party suppliers to our distribution center. Buying and occupancy costs are excluded from cost of sales. Cost of sales as a percentage of net sales increased to 43.9% for the quarter ended November 3, 2007 from 43.4% for the quarter ended October 28, 2006. For the nine months ended November 3, 2007, cost of sales as a percentage of net sales increased to 46.6% compared to 44.2% for the comparable 2006 period.

Gross Margin

Gross margin as a percentage of net sales decreased to 56.1% in the third quarter of Fiscal 2007, compared to 56.6% in the third quarter last year. The decrease in gross margin as a percentage of net sales for the quarter was primarily due to the impact of aggressive promotional activity during the quarter at the Ann Taylor division, in response to the slowdown in traffic and a highly promotional retail environment.

For the nine months ended November 3, 2007, gross margin as a percentage of net sales decreased to 53.4% from 55.8% for the nine months ended October 28, 2006. The decrease in gross margin as a percentage of net sales for the year-to-date period was primarily due to the impact of aggressive promotional activity at the Ann Taylor division during the third quarter and at the LOFT division during the first six months of Fiscal 2007.

Selling, General and Administrative Expenses

Costs included in selling, general and administrative expenses include advertising, design and merchandising costs, general and administrative expenses, payroll and benefits and tenancy costs. Selling, general and administrative expenses in the third quarter of Fiscal 2007 were $270.3 million, or 45.0% of net sales, compared to $259.0 million, or 45.7% of net sales, for the same period last year. The decrease in selling, general and administrative expenses as a percentage of net sales for the quarter was primarily due to lower performance-based compensation expense and reduced long-term benefit costs associated with modification during the quarter of certain long-term benefit plans. Partially offsetting these positive factors was the impact of deleveraging.

Selling, general and administrative expenses as a percentage of net sales for the nine months ended November 3, 2007 decreased to 44.1% of net sales, or $791.6 million, compared to 44.6% of net sales, or $773.2 million, for the same period last year. The decrease in selling, general and administrative expenses as a percentage of net sales for the year-to-date period was primarily due to lower performance-based compensation expense, partially offset by the impact of deleveraging.

Interest Income

Interest income decreased to $1.5 million in the quarter ended November 3, 2007 from $4.6 million in the quarter ended October 28, 2006. For the nine months ended November 3, 2007, interest income decreased to $6.2 million from $12.5 million in the comparable 2006 period. These decreases were primarily attributable to lower cash balances due to our stock repurchase activity over the past year.

Interest Expense

Interest expense was approximately $0.6 million in the third quarter of Fiscal 2007 and Fiscal 2006. For the nine months ended November 3, 2007, interest expense decreased to approximately $1.6 million from approximately $1.7 million in the comparable 2006 period.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company’s liquidity:

	November 3, 2007	February 3, 2007
	(dollars in thousands)
Working capital	$205,864	$391,187
Current ratio	1.65:1	2.31:1

For the nine months ended November 3, 2007, net cash provided by operating activities totaled approximately $154.1 million, as compared to net cash provided by operating activities of approximately $197.8 million for the same period last year. Net cash provided by operating activities during the nine months ended November 3, 2007 resulted from net earnings before non-cash expenses such as depreciation, amortization and stock-based compensation, and an increase in other non-current liabilities, offset by an increase in merchandise inventories and accounts receivable. Cash used in investing activities during the nine months ended November 3, 2007 amounted to approximately $116.5 million due to purchases of property and equipment and the use of cash to purchase short-term investments, partially offset by proceeds from the sale of short-term investments. During the nine month period ended November 3, 2007, we opened 40 LOFT stores, 10 Ann Taylor stores and 10 Ann Taylor Factory stores. Cash used in financing activities amounted to approximately $304.1 million, and related primarily to the repurchase of shares of our common stock, offset by proceeds from the exercise of stock options.

On August 23, 2007, our Board of Directors approved a new $300 million securities repurchase program (the “August 2007 Program”). Under the August 2007 Program, purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate and other purposes. During the quarter and nine months ended November 3, 2007, we repurchased 470,100 and 8,420,900 shares of our common stock, respectively, at a cost of approximately $14.7 million and $314.6 million, respectively. Of these amounts, 466,553 shares were repurchased under the August 2007 Program at a cost of approximately $14.6 million.

We expect our total capital expenditure requirements in Fiscal 2007 will be approximately $150 million. The actual amount of our capital expenditures will depend in part on the number of stores opened, expanded and refurbished. We expect to use cash flows from operations to fund our capital expenditure requirements.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On November 14, 2007, the FASB authorized its staff to draft a proposed FASB Staff Position that would partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the potential effective date deferral discussed above, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS No. 159 to have any impact on our consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Ann Taylor Inc.’s Second Amended and Restated $175 million senior secured revolving credit facility allows for investments in financial instruments with original maturity dates of up to 360 days. Generally, less than 20% of these financial instruments have a fixed rate of return and are therefore subject to interest rate risk. Any fixed rate investments (such as auction rate securities) will decline in value if interest rates increase. Due to the short duration of these financial instruments and the percentage of the Company’s investment portfolio they comprise, a change of 100 basis points in interest rates would not have a material effect on the Company’s financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
August 5, 2007 to September 1, 2007	338	$29.20	—	$300,110
September 2, 2007 to October 6, 2007	291,886	31.34	289,200	291,051
October 7, 2007 to November 3, 2007	218,086	31.71	180,900	285,430

	510,310		470,100

(a)	Includes 40,210 shares of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced program.
(b)	Of these shares, 466,553 were purchased as part of the $300 million securities repurchase program approved by the Company’s Board of Directors on August 23, 2007. The program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors. The remaining 3,547 shares were purchased as part of the $300 million securities repurchase program approved by the Company’s Board of Directors in March 2007, which expired in September 2007 when the Company repurchased all securities authorized for repurchase thereunder.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Offer Letter between AnnTaylor Stores Corporation and Michael J. Nicholson, dated September 5, 2007. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on September 17, 2007.

10.2	Agreement between AnnTaylor Stores Corporation and Michael J. Nicholson, dated September 5, 2007. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Company filed on September 17, 2007.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date:	December 6, 2007	By:	/s/ Kay Krill
Kay Krill
President & Chief Executive Officer
(Principal Executive Officer)

Date:	December 6, 2007	By:	/s/ Michael J. Nicholson
Michael J. Nicholson
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1	Offer Letter between AnnTaylor Stores Corporation and Michael J. Nicholson, dated September 5, 2007. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of the Company filed on September 17, 2007.

10.2	Agreement between AnnTaylor Stores Corporation and Michael J. Nicholson, dated September 5, 2007. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of the Company filed on September 17, 2007.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.