Form 10-K
period 2008-02-02
ANNTAYLOR STORES CORP
filed 2008-03-20
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10738

For the transition period from              to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of August 4, 2007 was $1,795,639,780.

The number of shares of the registrant's common stock outstanding as of February 29, 2008 was 60,879,663.

Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders to be held on May 15, 2008 are incorporated by reference into Part III.

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

General

AnnTaylor Stores Corporation, through its wholly-owned subsidiaries, is a leading national specialty retailer of women's apparel, shoes and accessories sold primarily under the “Ann Taylor”, “Loft” and “Ann Taylor Loft” (“LOFT”) and “Ann Taylor Factory” brands. Our stores offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a total wardrobing strategy. This total wardrobing strategy is reinforced by an emphasis on client service. Ann Taylor sales associates are trained to assist clients in merchandise selection and wardrobe coordination, helping them achieve the “Ann Taylor look” and “LOFT look” while reflecting the clients’ personal styles. As used in this report, all references to “we,” “our,” “us”, and “the Company” refer to AnnTaylor Stores Corporation and its wholly-owned subsidiaries.

We are dedicated to maintaining the right merchandise mix in our stores among suits and separates, tops, footwear and accessories. We concentrate on calibrating the timing of our product offerings to address clients’ wardrobing needs, anticipating fabric and yarn preferences on a regional and seasonal basis, and timing direct marketing efforts accordingly.

We believe that “Ann Taylor” and “LOFT” are highly recognized national brands with distinct fashion points of view, though both are equally committed to providing clients with updated classics that are feminine, stylish, versatile and polished and that wardrobe her across all aspects of her evolving lifestyle. The Ann Taylor brand is focused on updated classic, yet stylish, professional and special occasion dressing that is sophisticated and versatile and always of high quality. The LOFT brand is focused on fashionable updated classics that are relaxed and casual and that offer good quality and value. Our Ann Taylor Factory business offers factory-direct product exclusively in the outlet environment. In addition, clients may shop online at anntaylor.com and anntaylorLOFT.com or by phone at 1-800-DIAL-ANN.

As of February 2, 2008, we operated 929 retail stores in 46 states, the District of Columbia and Puerto Rico, of which 349 were Ann Taylor stores, 512 were LOFT stores and 68 were Ann Taylor Factory stores. See “Stores and Expansion” for further discussion.

Merchandise Design and Production

Substantially all merchandise offered in our stores is developed by our in-house product design and development teams, which design merchandise exclusively for the Company. Our merchandising groups determine inventory needs for the upcoming season, edit the assortments developed by the design teams, plan monthly merchandise flows, and arrange for the production of merchandise by independent manufacturers, primarily through our sourcing division or through private label specialists.

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

We source merchandise from approximately 231 manufacturers and vendors, none of which accounted for more than 4% of our merchandise purchases in Fiscal 2007. In Fiscal 2007, we sourced our merchandise from 15 countries, with approximately 38% of our merchandise manufactured in China, 17% in the Philippines, 9% in Indonesia and 5% in both Hong Kong and Thailand. Any event causing a sudden disruption of manufacturing or imports from China, the Philippines, Indonesia, Hong Kong or Thailand, including the imposition of additional import restrictions, could have a material adverse effect on our operations. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

We have a social compliance program that requires substantially all of our suppliers, factories, and subcontractors to comply with our Global Supplier Principles and Guidelines and the local laws and regulations in the country of manufacture. We also conduct unannounced third-party audits to confirm manufacturer compliance with our compliance standards.

We cannot predict with certainty whether any of the foreign countries in which our products are currently manufactured or any of the countries in which we may manufacture our products in the future will be subject to future import restrictions by the U.S. government, including the likelihood, type or degree of effect of any such new trade restriction. Trade restrictions, including increased tariffs or quotas, on apparel, or other items sold by us could affect the importation of such merchandise and could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition, results of operations and liquidity. Although we cannot predict with certainty the effect of future trade restrictions on our business, we believe that any impact on operations will not be material. Further, the U.S. may impose additional duties in response to an investigation as to whether a particular product being sold in the United States at less than fair value may cause (or threaten to cause) material injury to the relevant domestic industry as claimed by such industry. This is generally known as “anti-dumping” action.

Our merchandise flow may also be adversely affected by financial or political instability in any of the countries in which our goods are manufactured, the potential impact of natural disasters and health concerns relating to severe infectious diseases, particularly on manufacturing operations of our vendors, or acts of war or terrorism in the United States or worldwide, if they affect the production, shipment or receipt of merchandise from such countries. Merchandise flow may also be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and – Statement Regarding Forward-Looking Disclosures”.

We generally do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. We believe we have good relationships with our suppliers and that, subject to the discussion above, we will continue to have adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

Inventory Control and Merchandise Allocation

Our planning department analyzes historical product demand data as well as size, location, demographics, sales and inventory history of store clusters to determine the quantity of merchandise to be purchased for, and the allocation of merchandise to, our stores. Merchandise is allocated to achieve an emphasis that is suited to each store’s client base. Merchandise typically is sold at its original marked price for several weeks, with the length of time varying by item. We review inventory levels on an ongoing basis to identify slow-moving merchandise styles and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear this merchandise. Markdowns may also be used if inventory exceeds client demand for reasons of design, seasonal adaptation or changes in client preference, or if it is determined that the inventory will not sell at its currently marked price. Any remaining excess inventory is liquidated to unaffiliated third parties.

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

Stores and Expansion

An important aspect of our business strategy is a real estate expansion program designed to reach new clients through the opening of new stores. We open new stores in markets that we believe have a sufficient concentration of our target clients. We also add stores, or expand the size of existing stores, in markets where we already have a presence, as market conditions warrant and sites become available. In addition, we reinvest in our current store fleet to elevate and modernize the in-store experience we are providing our clients. Store locations are determined on the basis of various factors, including geographic location, demographic studies, anchor tenants in a mall location, other specialty stores in a mall or specialty center location or in the vicinity of a village location, and the proximity to professional offices in a downtown or village location. Stores opened in factory outlet centers are located in factory outlet malls in which co-tenants generally include a significant number of outlet or discount stores operated under nationally recognized upscale brand names. Store size also is determined on the basis of various factors, including merchandise needs, geographic location, demographic studies, and space availability.

As of February 2, 2008, we operated 929 retail stores throughout the United States, the District of Columbia and Puerto Rico, of which 349 were Ann Taylor stores, 512 were LOFT stores and 68 were Ann Taylor Factory stores.

The average Ann Taylor store is approximately 5,200 square feet in size. We also have two flagship Ann Taylor stores located in New York City and Chicago, which offer the largest assortment of Ann Taylor merchandise. In Fiscal 2007, we opened 14 Ann Taylor stores that averaged approximately 5,300 square feet. In Fiscal 2008, we plan to open 4 Ann Taylor stores, which are expected to average approximately 4,500 square feet.

LOFT stores average approximately 5,900 square feet. We have one LOFT flagship store on the ground floor of 7 Times Square, our corporate headquarters, in New York City. In Fiscal 2007, we opened 52 LOFT stores that averaged approximately 5,700 square feet. In Fiscal 2008, we plan to open approximately 15 LOFT stores, which are expected to average approximately 5,700 square feet.

Our 68 Ann Taylor Factory stores average approximately 7,500 square feet. In Fiscal 2007, we opened 11 Ann Taylor Factory stores that averaged approximately 6,500 square feet. In Fiscal 2008, we plan to open approximately 20 to 25 Ann Taylor Factory stores, which are expected to average approximately 6,700 square feet. In Fiscal 2008, the Company plans to build on its LOFT brand by opening 10 LOFT Outlet Stores, which are expected to average approximately 7,100 square feet.

Our stores typically have approximately 20% of their total square footage allocated to stockroom and other non-selling space.

The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor stores (“ATS”), LOFT stores (“ATL”), and Ann Taylor Factory stores (“ATF”) over the past five years:

Fiscal Year	Total Stores Open at Beginning of Fiscal Year	No. Stores Opened During Fiscal Year			No. Stores Closed During Fiscal Year	No. Stores Open at End of Fiscal Year			Total	No. Stores Expanded During Fiscal Year
		ATS	ATL	ATF		ATS	ATL	ATF
2003	584	8	61	1	6	354	268	26	648	8
2004	648	10	77	8	5	359	343	36	738	6
2005	738	9	73	15	11	357	416	51	824	12
2006	824	11	52	7	25	348	464	57	869	16
2007	869	14	52	11	17	349	512	68	929	14

We believe that our existing store base is a significant strategic asset of our business. We have invested approximately $555 million in our store base since the beginning of Fiscal 2003; approximately 69% of our stores are either new, expanded or have been remodeled or refurbished in the last five years. Our stores are located in some of the most productive retail centers in the United States.

Our Fiscal 2007 real estate expansion plan resulted in an increase in our total store square footage of approximately 330,000 square feet (net of store closings), or 7.0%, from approximately 5.1 million square feet at the end of Fiscal 2006 to approximately 5.4 million square feet at the end of Fiscal 2007. During Fiscal 2008, we plan to open approximately 50 stores and, as part of our restructuring plan announced in January 2008, close 64 stores, for a net reduction in square footage of approximately 2%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further discussion of our restructuring plan.

Capital expenditures for our Fiscal 2007 store expansion program totaled approximately $100 million and expenditures for store remodeling and refurbishment totaled approximately $23 million. We expect that capital expenditures for our Fiscal 2008 store expansion program will be approximately $60 million to $65 million and expenditures for store renovations and refurbishing will be approximately $15 million to $20 million.

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

Information Systems

During Fiscal 2007, we continued our investment in information services and technology, enhancing the systems we use to support our E-Commerce, sourcing, point of sale and workforce management functions. These enhancements are generally aimed at driving traffic and online sales as well as improving inventory management and providing speed, flexibility and cost reduction in our supply chain.

Brand Building and Marketing

We believe that our Ann Taylor and LOFT brands are among our most important assets and that these brands and their relationship with our clients are key to our competitive advantage. We continuously evolve these brands to appeal to the changing needs of our target clients and stay competitive in the market.

We control all aspects of brand development for our retail concepts, including product design, store merchandising and design, channels of distribution, and marketing and advertising. We continue to invest in the development of these brands through, among other things, client research, advertising, in-store and direct marketing, and our online sites. We also make investments to enhance the overall client experience through the opening of new stores, the expansion and remodeling of existing stores, and a focus on client service.

We believe it is strategically important to communicate on a regular basis directly with our current client base and with potential clients, through national and regional advertising, as well as through direct mail marketing and in-store presentation. Marketing expenditures as a percentage of sales were 2.6% in Fiscal 2007, 2.8% in Fiscal 2006 and 2.7% in Fiscal 2005.

Trademarks and Service Marks

The “AnnTaylor®”, “Loft®” and “AnnTaylor Loft®” trademarks are registered with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. Our rights in these marks are a significant part of our business, as we believe they are famous and well-known in the women’s apparel industry. Accordingly, we intend to maintain our trademarks and related registrations and vigorously protect them against infringement. We have also registered the “Celebrations®” trademark with the United States Patent and Trademark Office.

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

Employees

As of February 2, 2008, we had approximately 18,400 employees, of which approximately 1,900 were full-time salaried employees, 3,600 were full-time hourly employees and 12,900 were part-time hourly employees working less than 30 hours per week. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Available Information

We make available free of charge on our website, http://anntaylorstorescorp.com, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are filed electronically with, or otherwise furnished to, the United States Securities and Exchange Commission (the “SEC”). Copies of the charters of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and Business Conduct Guidelines, are also available on our website or in print free of charge upon written request by any shareholder to the Corporate Secretary at 7 Times Square, New York, New York 10036.

ITEM 1A.	Risk Factors.

The following risk factors should be considered carefully in evaluating our business and the forward-looking information in this document. Please also see “Statement Regarding Forward-Looking Disclosures”. The risks described below are not the only risks our business faces. We may also be adversely affected by additional risks not presently known to us or that we currently deem immaterial.

Our ability to anticipate and respond to changing client preferences and fashion trends in a timely manner

Our success largely depends on our ability to consistently gauge fashion trends and provide merchandise that satisfies client demands in a timely manner. Any missteps may affect merchandise quality and inventory levels, since we enter into agreements to manufacture and purchase our merchandise well in advance of the applicable selling season. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could lead to lower sales, missed opportunities, excess inventories and more frequent markdowns, which could have a material adverse impact on our business. Merchandise misjudgments could also negatively impact our image with our clients.

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

The effect of general economic conditions

The success of our business depends to a significant extent upon a number of factors impacting discretionary consumer spending, including general economic conditions, employment, consumer debt, taxation, fuel and energy prices, interest rates, political conditions such as war, terrorism and political unrest, and consumer confidence. Consumer purchases of discretionary items, including our merchandise, may decline during recessionary periods and other periods where disposable income is adversely affected. A downturn in the economy may affect consumer purchases of our merchandise and adversely impact our continued growth and results of operations.

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

Our ability to maintain the value of our brand

Our success depends on the value of our Ann Taylor and LOFT brands. The Ann Taylor and LOFT names are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our design, merchandising, and marketing efforts and our ability to provide a consistent, high quality client experience. Our brands could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Any of these events could negatively impact sales.

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

Our reliance on foreign sources of production

We purchase a significant portion of our merchandise from foreign suppliers. As a result, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

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

•	financial or political instability in any of the countries in which our goods are manufactured;

•	impact of natural disasters and public health concerns on our foreign sourcing offices and vendor manufacturing operations;

•	fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds;

•	potential recalls for any merchandise that does not meet our quality standards; and

•	disruption of imports by labor disputes and local business practices.

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

In addition, the raw materials used to manufacture our products are subject to availability constraints and price volatility caused by high demand for fabrics, weather conditions, supply conditions, government regulations, economic climate and other unpredictable factors. Increases in the demand for, or the price of, raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales or our ability to meet our clients’ demands. We may not be able to pass all or a portion of such higher raw material costs onto our clients, which could negatively impact our profitability.

Our reliance on third party manufacturers

We do not own or operate any manufacturing facilities and depend on independent third parties to manufacture our merchandise. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. A manufacturer’s failure to ship merchandise to us on a timely basis or to meet the required quality standards could cause supply shortages and failure to meet client expectations, which could result in lost sales.

Manufacturer compliance with our social practices requirements

While we require our independent manufacturers to comply with the Ann Taylor Global Supplier Principles and Guidelines and monitor their compliance with these guidelines, we do not control the manufacturers or their labor practices. Any failure of our independent manufacturers to comply with our Global Supplier Principles and Guidelines, local labor laws in the country of manufacture or divergence of a manufacturer’s labor practices from those generally acceptable as ethical in the United States could disrupt the shipment of finished product to us, force us to locate alternative manufacturing sources, reduce demand for our merchandise or damage our reputation.

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

Our dependence on a single distribution facility

We handle merchandise distribution for all of our stores from a single facility in Louisville, Kentucky. Independent third party transportation companies deliver our merchandise to our stores and our clients. Any significant interruption in the operation of the distribution facility or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages by employees of the transportation companies, or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which could result in lower sales, a loss of loyalty to our brands and excess inventory.

Risks associated with Internet sales

We sell merchandise over the Internet through our websites, www.anntaylor.com and www.anntaylorloft.com. Our Internet operations are subject to numerous risks, including:

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

Our ability to achieve the results of our restructuring program

In January 2008, we announced a multi-year restructuring program as part of a major drive to enhance profitability and improve overall operating effectiveness. The key elements of our restructuring program include: optimization of our store portfolio, organizational streamlining, and a broad-based productivity initiative. The estimated costs and charges associated with the restructuring program are preliminary and may vary materially based on various factors, including the timing in execution of the restructuring plan; outcome of negotiations with landlords and other third parties; inventory levels; and changes in management’s assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in our not realizing all or any of the anticipated benefits of the restructuring program.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

As of February 2, 2008, we operated 929 retail stores in 46 states, the District of Columbia and Puerto Rico, all of which were leased. Store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods. Some of the leases grant us the right to extend the term for one or two additional five-year periods. Some leases also contain early termination options, which can be exercised by us under specific conditions. Most of the store leases require us to pay a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the leases also require us to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2008—2010	300
2011—2013	210
2014—2016	322
2017 and later	97

We lease our corporate offices at 7 Times Square in New York City (approximately 297,000 square feet) under a lease expiring in 2020. We lease an additional 93,000 square feet of office space in New York City under leases expiring through 2020. In addition, we maintain 47,000 square feet of office space in Milford, Connecticut under a lease which expires in 2019.

Ann Taylor’s wholly owned subsidiary, AnnTaylor Distribution Services, Inc., owns our 256,000 square foot distribution center located in Louisville, Kentucky. Nearly all our merchandise is distributed to stores through this facility. The distribution center is located on approximately 27 acres, which could accommodate possible future expansion of the facility.

ITEM 3.	Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse effect on our consolidated financial position, consolidated results of operations or liquidity.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the symbol “ANN”. The number of holders of record of common stock at February 29, 2008 was 600. The following table sets forth the high and low sale prices per share of the common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2007
Fourth quarter	$33.28	$18.70
Third quarter	36.81	27.05
Second quarter	39.46	29.15
First quarter	39.92	34.09

Fiscal Year 2006
Fourth quarter	$45.15	$32.25
Third quarter	44.64	36.80
Second quarter	44.27	35.57
First quarter	38.30	32.18

STOCK PERFORMANCE GRAPH

The following graph compares the percentage changes in the cumulative total stockholder return on the Company’s Common Stock for the five-year period ended February 2, 2008, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Retailers, Apparel Index for the same period. In accordance with the rules of the SEC, the returns are indexed to a value of $100 at February 1, 2003 and assume that all dividends, if any, were reinvested. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

We have never paid cash dividends on our common stock. Any determination to pay cash dividends is at the discretion of our Board of Directors, which considers it on a periodic basis. In addition, as a holding company, our ability to pay dividends is dependent upon the receipt of dividends or other payments from our subsidiaries, including our wholly owned subsidiary Ann Taylor, Inc. The payment of dividends by Ann Taylor, Inc. to us is subject to certain restrictions under Ann Taylor Inc.’s $175 million Second Amended and Restated Credit Agreement (the “Credit Facility”). We are also subject to certain restrictions contained in the Credit Facility on the payment of cash dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

The following table sets forth information concerning purchases of our common stock for the periods indicated, which became treasury shares available for general corporate and other purposes upon repurchase:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
November 4, 2007 to December 1, 2007	349,993	$29.72	347,200	$275,112
December 2, 2007 to January 5, 2008	533,644	28.49	533,533	259,913
January 6, 2008 to February 2, 2008	6,169	22.36	—	259,913

	889,806		880,733

(a)	Includes 9,073 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under our publicly announced program.
(b)	These shares were part of the $300 million securities repurchase program approved by our Board of Directors on August 23, 2007. The repurchase program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

ITEM 6.	Selected Financial Data.

The following historical consolidated income statement and consolidated balance sheet information has been derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this document. All references to years are to our fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below contain 52 weeks except for the fiscal year ended February 3, 2007 which includes 53 weeks.

	Fiscal Years Ended
	February 2, 2008		February 3, 2007		January 28, 2006		January 29, 2005		January 31, 2004
	(dollars in thousands, except per square foot data and per share data)
Consolidated Income Statement Information:
Net sales	$2,396,510		$2,342,907		$2,073,146		$1,853,583		$1,587,708
Cost of sales	1,145,246		1,085,897		1,017,122		906,035		721,463

Gross margin	1,251,264		1,257,010		1,056,024		947,548		866,245
Selling, general and administrative expenses	1,063,623		1,033,173		924,998		842,590		694,958
Restructuring and asset impairment charges	32,255		—		—		—		—

Operating income	155,386		223,837		131,026		104,958		171,287
Interest income	7,826		17,174		9,318		5,037		3,298
Interest expense (a)	2,172		2,230		2,083		3,641		6,665

Income before income taxes	161,040		238,781		138,261		106,354		167,920
Income tax provision	63,805		95,799		56,389		43,078		67,193

Net income	$97,235		$142,982		$81,872		$63,276		$100,727

Basic earnings per share (b)	$1.55		$2.01		$1.14		$0.91		$1.51

Diluted earnings per share (b)	$1.53		$1.98		$1.13		$0.88		$1.42

Weighted average shares outstanding, (in 000’s) (b)	62,753		70,993		71,554		69,607		66,614
Weighted average shares outstanding, assuming dilution (in 000’s) (b)	63,452		72,107		72,270		72,933		73,145

Consolidated Operating Information:
Percentage increase (decrease) in comparable store sales (c)	(3.3)%		2.8%		0.1%		3.6%		5.3%
Net sales per average gross square foot (d)	$457		$474		$461		$471		$456
Number of stores:
Open at beginning of period	869		824		738		648		584
Opened during the period	77		70		97		95		70
Closed during the period	17		25		11		5		6

Open at the end of the period	929		869		824		738		648

Expanded/Relocated during the period	14		16		12		6		8
Total store square footage at end of period, (000’s)	5,410		5,079		4,801		4,202		3,662
Capital expenditures (e)	$145,852		$165,129		$174,895		$152,483		$97,300
Depreciation and amortization	$116,804		$105,890		$93,786		$78,657		$66,798
Working capital turnover (f)	8.2	x	5.8	x	5.4	x	5.0	x	4.6	x
Inventory turnover (g)	4.7	x	5.0	x	4.7	x	4.5	x	4.1	x

Consolidated Balance Sheet Information:
Working capital	$195,015		$391,187		$418,626		$343,568		$400,298
Goodwill, net	286,579		286,579		286,579		286,579		286,579
Total assets	1,393,755		1,568,503		1,492,906		1,327,338		1,256,397
Total debt	—		—		—		—		125,152
Stockholders’ equity	839,484		1,049,911		1,034,482		926,744		818,856

(Footnotes on following page)

(Footnotes for preceding page)

(a)	Includes non-cash interest expense of approximately $0.4 million, $0.5 million, $0.8 million, $1.9 million and $4.3 million, in Fiscal 2007, 2006, 2005, 2004 and 2003, respectively, primarily from amortization of deferred financing costs and in Fiscal 2004 and prior, accretion of original issue discount. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.
(b)	In Fiscal 2004, we effected a 3-for-2 split of our common stock, in the form of a stock dividend. All share and per share amounts for Fiscal 2003 have been restated to reflect the split.
(c)	A store is included in comparable store sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening. In addition, in a year with 53 weeks, sales in the last week of that year are not included in comparable store sales.
(d)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.
(e)	Capital expenditures are accounted for on the accrual basis and include net non-cash transactions totaling $5.9 million, $(0.8) million, $(14.3) million, $15.3 million and $7.6 million in Fiscal 2007, 2006, 2005, 2004 and 2003, respectively. The non-cash transactions are primarily related to the purchase of property and equipment on account.
(f)	Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.
(g)	Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Management Overview

Following a year of record growth in Fiscal 2006, Fiscal 2007 was more challenging. In addition to the slowdown in the macro-economy, which caused retail traffic trends to slow considerably, our results were also impacted by remaining product issues in the first-half at LOFT and an overall slowdown in the missy sector that impacted Ann Taylor. Importantly, we successfully transitioned LOFT in the second half of the year and, while business at Ann Taylor was soft for much of 2007, we have embarked on a major strategic effort to evolve and elevate the brand. In addition, during the year we aggressively repurchased our common stock, buying back 9.3 million shares at a total cost of $340.1 million, and we initiated a multi-year, restructuring program, designed to further enhance profitability and improve overall operating effectiveness.

Ann Taylor was solid overall in the first half of Fiscal 2007 but turned softer in the second half, as the division was slow to respond to changing preferences of our clients. Net sales were down 5.1%, reflecting the effect of 53 weeks of sales in Fiscal 2006 versus only 52 weeks in fiscal 2007, as well as a decline of 3.7% in comparable store sales. Importantly, Ann Taylor managed its in-store metrics and inventory levels well all year, which helped to offset some of the softness resulting from the macro environment. On the product side, our overall assortments throughout the year were brand-appropriate, although we could have been more compelling to respond to our clients’ changing needs. We expect our strategic work to evolve the brand to begin generating better results in the second half of Fiscal 2008.

At LOFT, we effectively resolved the product issues that began in Fall 2006, with the Fall 2007 season marking a return to more brand-appropriate merchandise. Net sales increased 2.4% versus Fiscal 2006, reflecting growth in the store base, partially offset by the impact of the extra week of sales in Fiscal 2006 and a 5.4% decline in comparable store sales, which was driven by softness in the first half. Comparable store sales improved dramatically in the second half of Fiscal 2007, despite the softening of the macro environment, due to better product assortments and very strong in-store metrics. Gross margin at LOFT improved in the Fall, and we successfully managed inventory levels to end the year down 7% on a per square foot basis.

Our Factory and online businesses delivered another strong year and contributed positively to our overall sales and margin performance. We believe these businesses continue to offer attractive growth for the Company. Plans are also on track for a Summer 2008 launch of LOFT Outlet, which is expected to further the reach of the LOFT brand, as Ann Taylor Factory did for Ann Taylor. Finally, while we have delayed the launch of our new concept, we continue to believe it represents a significant growth opportunity.

Our restructuring program, which resulted in a $32.3 million pre-tax charge in Fiscal 2007, was the result of a comprehensive review of our entire cost structure, and includes closing 117 underperforming stores over a three-year period, a 13% reduction in our corporate staff and a broad-based productivity initiative including, among other things, the strategic procurement of non-merchandise goods and services. We believe these actions were key to positioning us for solid future growth. In addition, due to the ongoing macroeconomic softness and uncertainty in the retail sector, we have adopted a more conservative approach to pursuing new store growth in Fiscal 2008, and are delaying the launch of our new concept.

Our key priorities in Fiscal 2008 include evolving and strengthening our core brands, tightly managing inventory levels, successfully launching LOFT Outlet, achieving the expected benefits of our restructuring program, and continuing to repurchase our stock. We expect this approach to our business in 2008 to position us well for growth in 2009 and beyond.

Key Performance Indicators

In evaluating our performance, senior management reviews certain key performance indicators, including:

Comparable store sales – Comparable store sales provide a measure of existing store sales performance. A store is included in comparable store sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening.

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

Store productivity – Store productivity, including sales per square foot, average unit retail price (AUR), units per transaction (UPT), dollars per transaction (DPT), traffic and conversion, is evaluated by management in assessing our operating performance.

Inventory turnover – Inventory turnover measures our ability to sell our merchandise and how many times it is replaced over time. This ratio is important in determining the need for markdowns, planning future inventory levels and assessing client response to our merchandise.

Quality of merchandise offerings – To monitor and maintain client acceptance of our merchandise offerings, we monitor sell-through levels, inventory turnover, gross margin, returns and markdown rates at a class and style level. This analysis helps identify merchandise issues at an early date and helps us plan future product development and buying.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales. All fiscal years presented contain 52 weeks, except for the fiscal year ended February 3, 2007, which contains 53 weeks:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	47.8	46.3	49.1

Gross margin	52.2	53.7	50.9
Selling, general and administrative expenses	44.4	44.1	44.6
Restructuring and asset impairment charges	1.3	—	—

Operating income	6.5	9.6	6.3
Interest income	0.3	0.7	0.4
Interest expense	0.1	0.1	0.1

Income before income taxes	6.7	10.2	6.6
Income tax provision	2.6	4.1	2.7

Net income	4.1%	6.1%	3.9%

The following table sets forth selected consolidated income statement data expressed as a percentage change from the prior period. All fiscal years presented contain 52 weeks, except for the fiscal year ended February 3, 2007, which contains 53 weeks:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	increase (decrease)
Net sales	2.3%	13.0%	11.8%
Operating income	(30.6)%	70.8%	24.8%
Net income	(32.0)%	74.6%	29.4%

Sales and Store Data

The following table sets forth certain sales and store data. All fiscal years presented contain 52 weeks, except for the fiscal year ended February 3, 2007, which contains 53 weeks:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Net sales (in thousands)
Total Company	$2,396,510	$2,342,907	$2,073,146
Ann Taylor	866,555	912,753	873,886
LOFT	1,174,401	1,146,471	991,940
Other	355,554	283,683	207,320

Comparable store sales percentage increase (decrease) (a)
Total Company	(3.3)%	2.8%	0.1%
Ann Taylor	(3.7)%	3.1%	0.6%
LOFT	(5.4)%	1.9%	(0.3)%

Average dollars per transaction
Total Company	$75.28	$75.45	$72.94
Ann Taylor	90.03	89.36	85.79
LOFT	67.49	68.28	67.58

Average units per transaction
Total Company	2.34	2.21	2.28
Ann Taylor	2.02	1.92	1.98
LOFT	2.41	2.28	2.36

Average unit retail sold
Total Company	$32.17	$34.14	$31.99
Ann Taylor	44.57	46.54	43.33
LOFT	28.00	29.95	28.64

Net sales per average gross square foot (b)
Total Company	$457	$474	$461
Ann Taylor	465	483	460
LOFT	406	439	444

Sales and Store Data (Continued)

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Total store square footage at end of period (in thousands) (b)
Total Company	5,410	5,079	4,801
Ann Taylor	1,866	1,870	1,912
LOFT	3,030	2,757	2,461

Number of:
Stores open at beginning of period	869	824	738
New stores	77	70	97
Closed stores	17	25	11

Stores open at end of period	929	869	824

Expanded stores	14	16	12

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening. Since the fiscal year ended February 3, 2007 included 53 weeks, sales in the last week of the fiscal year were not included in determining Fiscal 2006 comparable store sales.

(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased approximately $53.6 million, or 2.3% in Fiscal 2007 from Fiscal 2006 due to the net addition of 60 stores (new stores opened, less stores closed) and strength at Factory, partially offset by lower comparable store sales and the impact of 53 weeks of sales in Fiscal 2006. The extra week of sales in Fiscal 2006 benefited the fourth quarter and full year of Fiscal 2006 by approximately $31 million. Comparable store sales were negatively impacted by lower AUR due to the promotional stance we took during much of Fiscal 2007 as well as an overall decrease in traffic, particularly in the fourth quarter. By division, net sales at Ann Taylor decreased 5.1% to $866.6 million in Fiscal 2007, compared with net sales of $912.8 million in Fiscal 2006. At LOFT, net sales increased 2.4% to $1,174.4 million in Fiscal 2007, compared with net sales of $1,146.5 million in Fiscal 2006.

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

Our net sales do not show significant seasonal variation. As a result, we have not had significant overhead and other costs generally associated with large seasonal variations.

Cost of Sales and Gross Margin

Because retailers do not uniformly record supply chain costs as cost of sales or selling, general and administrative expenses, our gross margin and selling, general and administrative expenses as a percentage of net sales may not be comparable to certain other retailers. For additional information regarding costs classified in cost of sales and selling, general and administrative expenses, refer to Note 1, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements.

The following table shows cost of sales and gross margin in dollars and the related gross margin percentages for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006. All fiscal years presented contain 52 weeks except for the fiscal year ended February 3, 2007, which contains 53 weeks:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(dollars in thousands)
Cost of sales	$1,145,246	$1,085,897	$1,017,122
Gross margin	$1,251,264	$1,257,010	$1,056,024
Percentage of net sales	52.2%	53.7%	50.9%

The decline in gross margin as a percentage of net sales in Fiscal 2007 as compared to Fiscal 2006 was due to the combined effect of lower full price sales and lower margin rates achieved on non-full price sales at both Ann Taylor and LOFT, partially offset by continued strength at Factory.

The improvement in gross margin from Fiscal 2005 to Fiscal 2006 largely reflected our success throughout the year in improving the product offering and managing inventory at Ann Taylor. Also driving the improvement in gross margin was the successful conversion during the year of Ann Taylor Factory to a full-price business and the continued growth and margin expansion of our Internet businesses.

Selling, General and Administrative Expenses

The following table shows selling, general and administrative expenses in dollars and as a percentage of net sales for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(dollars in thousands)
Selling, general and administrative expenses	$1,063,623	$1,033,173	$924,998
Percentage of net sales	44.4%	44.1%	44.6%

The increase in selling, general and administrative expenses as a percentage of net sales was due to the impact of fixed cost deleveraging as a result of lower comparable store sales, partially offset by lower performance-based compensation costs.

The decrease in selling general and administrative expense as a percentage of net sales from Fiscal 2006 to Fiscal 2005 largely reflected the benefit of fixed cost leverage, stemming from the increase in comparable store sales, and the absence of costs totaling $16 million associated with the relocation of our corporate headquarters and a one-time charge related to a legal settlement in the year-ago period. Partially offsetting these benefits were higher stock- and performance-based compensation expenses in Fiscal 2006.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107 (“SFAS No. 123(R)”) in Fiscal 2006, and record stock-based compensation expense under the fair value method. In Fiscal 2005 and prior, we accounted for stock-based compensation under APB 25 and used the intrinsic value method. For the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 we recorded $19.0 million, $24.7 million and $10.4 million, respectively, of stock-based compensation expense. This stock-based compensation expense has been included on the same income statement line as the cash compensation paid to the recipient of the stock-based award.

Restructuring and Asset Impairment Charges

In Fiscal 2007, we recorded pre-tax restructuring charges of approximately $32.3 million, or 1.3% of net sales, related to the non-cash write-down of store assets, severance and other related costs. See “Liquidity and Capital Resources” and Note 2, “Restructuring” in the Notes to Consolidated Financial Statements for further discussion.

Depreciation and Amortization

The following table shows depreciation and amortization expense in dollars and as a percentage of net sales for Fiscal 2007, 2006 and 2005:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(dollars in thousands)
Depreciation and amortization	$116,804	$105,890	$93,786
Percentage of net sales	4.9%	4.5%	4.5%

The increase in depreciation and amortization expense from Fiscal 2006 to Fiscal 2007 was primarily due to capital expenditures related to new, remodeled and expanded stores. The increase in depreciation and amortization expense from Fiscal 2005 to Fiscal 2006 was primarily due to capital expenditures related to new, remodeled and expanded stores, as well as our corporate offices and information systems.

Interest Income

The following table shows interest income in dollars and as a percentage of net sales for Fiscal 2007, 2006 and 2005:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(dollars in thousands)
Interest income	$7,826	$17,174	$9,318
Percentage of net sales	0.3%	0.7%	0.4%

Interest income decreased in Fiscal 2007 primarily due to lower cash balances due to our stock repurchase activity over the past year. The increase in interest income in Fiscal 2006 was primarily attributable to higher investment balances as well as higher interest rates.

Interest Expense

The following table shows interest expense in dollars and as a percentage of net sales for Fiscal 2007, 2006 and 2005:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(dollars in thousands)
Interest expense	$2,172	$2,230	$2,083
Percentage of net sales	0.1%	0.1%	0.1%

Interest expense includes various charges, the largest of which are fees related to our Credit Facility. See “Liquidity and Capital Resources” and Note 5, “Long-Term Debt” in the Notes to Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes

The following table shows our effective income tax rate for Fiscal 2007, 2006 and 2005:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(dollars in thousands)
Effective income tax rate	39.6%	40.1%	40.8%

The decrease in our effective income tax rate in Fiscal 2007 was primarily due to a reduction in state income taxes. The decrease in our effective income tax rate in Fiscal 2006 was due to the combined effect of increased investment in tax exempt securities and lower state income taxes.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of our liquidity:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(dollars in thousands)
Cash provided by operating activities	$257,197	$295,931	$311,323
Working capital	$195,015	$391,187	$418,626
Current ratio	1.62:1	2.31:1	2.63:1

Operating Activities

The decrease in cash provided by operating activities for Fiscal 2007, compared with Fiscal 2006, was due to decreased net income, in part due to restructuring charges and an increase in prepaid income taxes partially offset by a decrease in accrued performance-based compensation.

Merchandise inventories increased approximately $17.1 million, or 7.3% in Fiscal 2007 from Fiscal 2006. Merchandise inventory on a per-square-foot basis was approximately $46 at the end of both Fiscal 2007 and Fiscal 2006. Inventory turned 4.7 times in Fiscal 2007 compared to 5.0 times in Fiscal 2006.

Investing Activities

Cash used for investing activities was $156.4 million in Fiscal 2007, compared with $165.9 million in Fiscal 2006 and cash provided by investing activities of $4.8 million in Fiscal 2005. The decrease in cash used for investing activities in Fiscal 2007 compared with Fiscal 2006 was primarily due to a decrease in cash used for the purchase of property and equipment, partially offset by the cash impact associated with the purchase and maturity of short-term investments. In Fiscal 2007, we used cash for the construction of new retail locations, other store projects, including relocations and refurbishment and information systems. The primary purposes of the cash investment activity were to support our store and infrastructure expansion plans and improve operational efficiency.

At February 2, 2008, we had $15.1 million invested in auction rate securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these auction rate securities are classified as available-for-sale and are carried at cost or par value, which approximates fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days.

As a result of recent uncertainties in the global credit market, we have reduced our investment in auction rate securities to $6 million as of March 14, 2008. While we were successful liquidating $9.1 million in auction rate securities since February 2, 2008, in February and March 2008, auctions failed for our remaining $6 million investment. We do not currently believe that the carrying value of our remaining investment in auction rate securities, which are rated AAA by Standard & Poor’s and backed by student loans, to be impaired, however if the credit rating of the security issuers deteriorates, we may be required to record an impairment charge on these investments. We do not believe the amount of any such charge would be material.

We believe it is likely that auctions related to these securities will continue to be unsuccessful in the near term. Unsuccessful auctions limit the short-term liquidity of these investments, therefore we have reclassified our remaining $6 million investment in auction rate securities as of March 14, 2008 to long-term, included in Other Assets on our Consolidated Balance Sheet as of February 2, 2008. While recent failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We expect to continue to earn interest at the prevailing rates on our remaining auction rate securities. Further, based on our available cash reserves, our expected operating cash flows and other sources of cash, we do not anticipate the current lack of liquidity of these investments will have a material effect on our liquidity or working capital.

Financing Activities

Cash used for financing activities was $327.3 million in Fiscal 2007, compared with $150.1 million in Fiscal 2006 and cash provided by financing activities of $2.1 million in Fiscal 2005. The change in cash used for financing activities in Fiscal 2007 compared with Fiscal 2006 was due primarily to increased stock repurchase activity, partially offset by lower proceeds from the exercise of stock options. During Fiscal 2007, we repurchased $340.1 million of our common stock, compared with $179.8 million in Fiscal 2006.

In November 2003, Ann Taylor, Inc. and certain of its subsidiaries entered into a Second Amended and Restated $175 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility which, at our option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250 million, matures on November 14, 2008 (unless terminated earlier) and may be used by Ann Taylor, Inc. and certain of its subsidiaries for working capital, letters of credit and other general corporate purposes. The Credit Facility permits the payment of cash dividends by the Company (and dividends by AnnTaylor, Inc. to fund such cash dividends) if, after the payment of such dividends, liquidity (as defined in the Credit Facility) is greater than $35 million. Certain of our subsidiaries are also permitted to: pay dividends to us to fund certain taxes owed by us; fund ordinary operating expenses not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year (with certain specified exceptions); and for certain other stated purposes. There were no borrowings outstanding under the Credit Facility at any point during Fiscal 2007 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $111.1 million and $170.5 million as of February 2, 2008 and February 3, 2007, respectively, leaving a remaining available balance for loans and letters of credit of $63.9 million and $4.5 million as of February 2, 2008 and February 3, 2007, respectively. We plan to renew our Credit Facility prior to its expiration. See Note 5, “Long-Term Debt”, in the Notes to Consolidated Financial Statements for further discussion of the Credit Facility.

On January 30, 2008, we initiated a multi-year restructuring program designed to enhance profitability and improve our overall operating effectiveness. The restructuring program, the result of a comprehensive review of our cost structure, includes closing 117 underperforming stores over a three-year period, reducing corporate staff by approximately 13% and undertaking a broad-based productivity initiative that includes, among other things, the strategic procurement of non-merchandise goods and services. In addition, in light of ongoing macroeconomic softness and uncertainty in the retail sector, we are adopting a more conservative approach to pursuing new store growth in Fiscal 2008.

Based on a review of our store portfolio and assessment of individual store productivity, we identified 117 stores, comprised of 39 Ann Taylor stores and 78 LOFT stores, that failed to deliver an acceptable long-term return on investment. We have adopted a staged approach to closing these stores over the Fiscal 2008 to Fiscal 2010 period. As such, we plan to close 64 stores during Fiscal 2008, with the balance to be closed in Fiscal 2009 and Fiscal 2010.

We also streamlined the organization by eliminating 180 corporate positions. This organizational streamlining was designed to increase span of control and improve operating efficiency and effectiveness. In addition, as part of a broad-based productivity initiative, we plan to consolidate all non-merchandise purchasing activities under a centralized strategic procurement organization, outsource various activities where cost efficiencies can be achieved and optimize store productivity and effectiveness.

We expect pre-tax expenses associated with the restructuring program to total approximately $40 to $45 million. The total program cost includes approximately $25 million in non-cash expenses, primarily associated with the write-down of assets related to store closures. The balance of approximately $15 to $20 million in expenses are cash charges and relate primarily to severance and various other costs to implement the restructuring program. In Fiscal 2007, we recorded pre-tax restructuring charges of approximately $32.3 million related to the non-cash write-down of store assets, severance and other related costs. Of this amount, $30.1 million was recognized in the fourth quarter of fiscal 2007. Costs expected to be incurred in Fiscal 2008 total approximately $7 to $10 million, with the balance of the program costs to be incurred during Fiscal 2009 and Fiscal 2010.

The above estimated costs and charges are preliminary and may vary materially based on various factors, including timing in execution of the restructuring plan, outcome of negotiations with landlords and other third parties, inventory levels, and changes in management’s assumptions and projections.

The following table sets forth our capital expenditures (in thousands):

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
New store construction	$99,649	$94,657	$96,857
Store renovation/refurbishment	22,970	36,466	19,016
Information systems	14,900	26,375	21,212
Corporate offices/distribution center	7,642	7,397	35,704
Other	691	234	2,106

Total	$145,852	$165,129	$174,895

We expect our total capital expenditure requirements in Fiscal 2008 will be approximately $115 to $130 million. Approximately $60 to $65 million will be spent on new store construction, store expansion and relocation, for a planned opening of approximately 50 stores, representing an increase in store square footage of approximately 331,000 square feet, or 6.1%. Approximately $15 to $20 million is planned for store renovation and refurbishment programs. Approximately $35 million will be spent to support continued investments in information systems, and approximately $5 to $10 million is planned for corporate office and distribution center initiatives and other general corporate purposes. The actual amount of our capital expenditures will depend in part on the number of stores opened, expanded and refurbished. See “Business-Stores and Expansion”.

A portion of the capital expenditures in Fiscal 2005 relates to costs associated with the June 2005 relocation of our corporate offices in New York City. As a result of this relocation, we adjusted the remaining lives of certain fixed assets at our former corporate offices to correlate to the expected move, the impact of which was not significant to the results of operations. In addition, we recorded a one-time write-off of approximately $9.5 million in the second quarter of Fiscal 2005 for lease costs related to our former offices at 142 West 57th Street in New York City. The related lease expired in September 2006.

To finance our operations and capital requirements, we expect to use internally generated funds. We believe that cash flow from operations will be sufficient to enable us to meet the ongoing cash needs of our business, as presently conducted, for the foreseeable future.

On August 23, 2007, our Board of Directors approved a $300 million securities repurchase program (the “August 2007 Program”), which replaced the $300 million securities repurchase program approved in March 2007 (the “March 2007 Program”). Under the August 2007 Program, purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate and other purposes. During the fiscal year ended February 2, 2008, we repurchased 9,301,633 shares of our common stock at a cost of approximately $340.1 million. Of this amount, 1,347,286 shares were repurchased under the August 2007 Program at a cost of approximately $40 million and 7,952,879 shares were repurchased under the March 2007 program at a cost of approximately $300 million. In addition, we repurchased 1,468 shares under an earlier $125 million August 2006 program at a cost of approximately $0.1 million.

On October 1, 2007, the Company froze its noncontributory defined benefit pension plan (the “Pension Plan”). As a result of the freeze, only those associates who were eligible under the Pension Plan on or before September 30, 2007 (substantially all associates of the Company who completed 1,000 hours of service during a consecutive 12 month period prior to that date) are eligible to receive benefits from the Pension Plan once they have completed the five years of service required to become fully vested. No associate may become a participant in the Pension Plan on or after October 1, 2007. No additional benefits will be earned under the Pension Plan on or after October 1, 2007. Our funding obligations and liability under the terms of the Pension Plan are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on plan assets. The discount rate enables us to state expected future cash payments for pension benefits as a present value on the measurement date. A lower discount rate increases the present value of the benefit obligations and increases pension expense. The discount rate selected was based on a yield curve which uses expected cash flows from the Pension Plan, and then discounts those cash flows with the bond rate for that period. This resulted in a discount rate of 5.8%. A one percent decrease in the assumed discount rate would increase total net periodic pension expense for Fiscal 2008 by $2.4 million and would increase the liability for pension benefits at February 2, 2008 by $11.6 million. A one percent increase in the assumed discount rate would cause a decrease in the liability and Fiscal 2008 pension expense by $8.5 million and $1.3 million, respectively.

Pension Plan assets as of February 2, 2008 were allocated 62% in equities, 36% in bond-related funds and 2% in short-term investments. For the purposes of developing long-term rates of return, it was assumed that the short-term investments were reallocated to equities and bond-related funds, yielding assumed long-term rates of return of 8.5% and 5.0%, respectively. To develop the expected long-term rate of return on plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. A lower expected rate of return on pension plan assets would increase pension expense. Our expected long-term rate of return on plan assets was 7.25% in both Fiscal 2007 and Fiscal 2006. A one percent change in the long-term rate of return assumption would impact Fiscal 2008 pension expense by approximately $0.4 million. We were not required to make and did not make any contributions to the Pension Plan in Fiscal 2007. We contributed $7.7 million to the Pension Plan in Fiscal 2006.

Effective February 3, 2007, we began recognizing the funded status of our Pension Plan in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires company plan sponsors to display the net funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity. Prior to February 3, 2007, we had accounted for the Pension Plan according to the provisions of SFAS No. 87, Employers’ Accounting for Pensions, and related interpretations, and therefore the funded status of our noncontributory defined benefit pension plan was not reflected on our consolidated balance sheets. As a result of the adoption of SFAS No. 158, we recorded $5.4 million, net of taxes, in accumulated other comprehensive loss on the February 3, 2007 consolidated balance sheet. See Note 10, “Retirement Plans”, in the Notes to Consolidated Financial Statements for further discussion.

In May 2000, our Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”). Rights under the Rights Plan (“Rights”) were distributed as a dividend at the rate of one Right for each share of our common stock held by stockholders of record as of the close of business on May 30, 2000. As a result of the May 2004 and an earlier May 2002 3-for-2 splits of our common stock, each share of common stock now represents four-ninths of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the voting power of the Company as represented by our common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the voting power of the Company as represented by our common stock, holders of the Rights, other than the person or group triggering their exercise, will be able to purchase, in exchange for the $125 exercise price, shares of our common stock or of any company into which the Company is merged having a value of $250. The Rights will expire on May 18, 2010. No Rights were exercised under the Rights Plan during Fiscal 2007.

We are self-insured for expenses related to our employee point of service medical and dental plans, our workers’ compensation plan and for short-term disability, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management's estimates, using information received from plan administrators, third party actuaries, historical analysis, and other relevant data. We believe we have taken reasonable steps to ensure that we are adequately accrued for incurred costs related to these programs at February 2, 2008.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations

The following table sets forth our contractual obligations as of February 2, 2008 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases (a)	$1,332,169	$191,646	$346,196	$284,535	$509,792
Purchase obligations: (b)
Merchandise (c)	205,407	205,407	—	—	—
New store construction (d)	1,583	1,583	—	—	—
Information systems (e)	8,509	5,825	2,684	—	—
Employment agreements	1,788	1,350	438	—	—
Other (f)	32,242	12,735	14,823	3,934	750

Total	$1,581,698	$418,546	$364,141	$288,469	$510,542

(a)	Represents future minimum lease payments under non-cancelable operating leases as of February 2, 2008. The minimum lease payments above do not include common area maintenance (CAM) charges or real estate taxes, which are also required contractual obligations under our store and office operating leases. In many of our leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2007, Fiscal 2006 and Fiscal 2005 were $76.2 million, $70.9 million and $63.3 million, respectively.
(b)	Purchase obligations do not include agreements that are cancelable without penalty.
(c)	Represents open purchase orders with vendors for merchandise not yet received or recorded on our Consolidated Balance Sheet.
(d)	Represents commitments for Fiscal 2007 store construction not recorded on our Consolidated Balance Sheet.
(e)	Represents maintenance and license agreements for services to be provided and/or software not yet received or recorded on our Consolidated Balance Sheet.
(f)	Represents contractual commitments or open purchase orders for goods or services not received or recorded on our Consolidated Balance Sheet.

As discussed in Note 10 to the Consolidated Financial Statements, we have a long-term liability for our Pension Plan. Minimum pension funding requirements are not included above as such amounts are not determinable. We are not required to make a contribution to the Pension Plan next year. In addition, the table excludes $8.2 million of tax reserves, accrued interest and penalties under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect SFAS No. 160 to have an impact on our consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141 (R) establishes principles and requirements for how the acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect SFAS No. 141(R) to have an impact on our consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS No. 159 to have an impact on our consolidated financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2 that partially defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the potential effective date deferral discussed above, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements upon adoption.

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

Merchandise Inventory Valuation—Merchandise inventories are valued at the lower of average cost or market, at the individual item level. Market is determined based on the estimated net realizable value, which is generally the merchandise selling price. Merchandise inventory levels are monitored to identify slow-moving items and broken assortments (items no longer in stock in a sufficient range of sizes) and markdowns are used to clear such merchandise. Merchandise inventory value is reduced if the selling price is marked below cost. Physical inventory counts are performed annually in January, and estimates are made for any shortage between the date of the physical inventory count and the balance sheet date.

Asset Impairment—We adopted SFAS No. 142, Goodwill and Other Intangible Assets on February 3, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. We perform an annual impairment test which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of our recorded goodwill is necessary. The most recent impairment test did not result in an impairment charge. In the case of long-lived tangible assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if the undiscounted future cash flows related to the long-lived assets are less than the assets’ carrying value, a similar impairment charge would be considered. Management’s estimate of future cash flows is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in “Risk Factors”.

Income Taxes—Income Taxes are accounted for under SFAS No. 109 Accounting for Income Taxes, which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets should be realized in the future. Our effective tax rate considers management’s judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax. We are currently involved in federal, state and local tax audits. Further, at any given time, many tax years are subject to audit by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates. While no adjustments to recorded amounts are anticipated, a 1% variance in our effective tax rate would affect net income after taxes by approximately $1.6 million in Fiscal 2007.

Stock-based compensation—Effective January 29, 2006, we adopted SFAS No. 123(R) using the modified prospective method. The calculation of stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected life of shares granted in connection with stock-based awards using historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on an average of our historical volatility and the implied volatility of publicly traded options on our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we were to use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate forfeitures based on our historical experience of stock-based awards granted, exercised and cancelled, as well as considering future expected behavior. If the actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be different from what we have recorded in the current period. See Note 8, “Other Equity and Stock Incentive Plans”, in the Notes to Consolidated Financial Statements for additional information.

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

At February 2, 2008, the Company had $15.1 million invested in auction rate securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these auction rate securities are classified as available-for-sale and are carried at cost or par value, which approximates fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days.

As a result of recent uncertainties in the global credit market, the Company has reduced its investment in auction rate securities to $6 million as of March 14, 2008. While the Company was successful liquidating $9.1 million in auction rate securities since February 2, 2008, in February and March 2008, auctions failed for its remaining $6 million investment. The Company does not currently believe that the carrying value of its remaining investment in auction rate securities, which are rated AAA by Standard & Poor’s and backed by student loans, to be impaired, however if the credit rating of the security issuers deteriorates, the Company may be required to record an impairment charge on these investments. The Company does not believe the amount of any such charge would be material.

The Company believes it is likely that auctions related to these securities will continue to be unsuccessful in the near term. Unsuccessful auctions limit the short-term liquidity of these investments, therefore the Company has reclassified its remaining $6 million investment in auction rate securities as of March 14, 2008 to long-term, included in Other Assets on its Consolidated Balance Sheet as of February 2, 2008. While recent failures in the auction process have affected the Company’s ability to access these funds in the near term, it does not believe that the underlying securities or collateral have been affected. The Company expects to continue to earn interest at the prevailing rates on its remaining auction rate securities.

ITEM 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company for the years ended February 2, 2008, February 3, 2007 and January 28, 2006 are included as part of this Report (See Item 15):

Consolidated Statements of Income for the Fiscal Years Ended February 2, 2008 (52 weeks), February 3, 2007 (53 weeks) and January 28, 2006 (52 weeks).

Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007.

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended February 2, 2008 (52 weeks), February 3, 2007 (53 weeks) and January 28, 2006 (52 weeks).

Consolidated Statements of Cash Flows for the Fiscal Years Ended February 2, 2008 (52 weeks), February 3, 2007 (53 weeks) and January 28, 2006 (52 weeks).

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 2, 2008.

Changes in Internal Control over Financial Reporting

During the Company’s fourth fiscal quarter, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the Sections entitled “Election of Class II Directors”, “Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

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

The information required by this item is incorporated herein by reference to the Sections entitled “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Section entitled “Beneficial Ownership of Common Stock” and “Equity Compensation Plans” in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Sections entitled “Related Person Transactions”, “Related Person Transactions Policy and Procedures” and “Corporate Governance” in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this Annual Report:

1.	The following consolidated financial statements of the Company are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm; Consolidated Statements of Income for the Fiscal Years Ended February 2, 2008 (52 weeks), February 3, 2007 (53 weeks) and January 28, 2006 (52 weeks); Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007; Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended February 2, 2008 (52 weeks), February 3, 2007 (53 weeks) and January 28, 2006 (52 weeks); Consolidated Statements of Cash Flows for the Fiscal Years Ended February 2, 2008 (52 weeks), February 3, 2007 (53 weeks) and January 28, 2006 (52 weeks); Notes to Consolidated Financial Statements.

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
Date: March 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kay Krill	President, Chief Executive Officer and Director	March 20, 2008
Kay Krill	(Principal Executive Officer)	Date

/s/ Michael J. Nicholson	Executive Vice President, Chief Financial Officer and Treasurer	March 20, 2008
Michael J. Nicholson	(Principal Financial Officer and Principal Accounting Officer)	Date

/s/ Ronald W. Hovsepian	Non-Executive Chairman of the Board and Director	March 20, 2008
Ronald W. Hovsepian		Date

/s/ James J. Burke, Jr.	Director	March 20, 2008
James J. Burke, Jr.		Date

/s/ Wesley E. Cantrell	Director	March 20, 2008
Wesley E. Cantrell		Date

/s/ Dale W. Hilpert	Director	March 20, 2008
Dale W. Hilpert		Date

/s/ Linda A. Huett	Director	March 20, 2008
Linda A. Huett		Date

/s/ Michael W. Trapp	Director	March 20, 2008
Michael W. Trapp		Date

/s/ Daniel W. Yih	Director	March 20, 2008
Daniel W. Yih		Date

ANNTAYLOR STORES CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	35

Consolidated Financial Statements:

Consolidated Statements of Income for the Fiscal Years Ended February 2, 2008 (52 weeks), February 3, 2007 (53 weeks) and January 28, 2006 (52 weeks)	36

Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007	37

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended February 2, 2008 (52 weeks), February 3, 2007 (53 weeks) and January 28, 2006 (52 weeks)	38

Consolidated Statements of Cash Flows for the Fiscal Years Ended February 2, 2008 (52 weeks), February 3, 2007 (53 weeks) and January 28, 2006 (52 weeks)	39

Notes to Consolidated Financial Statements	40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AnnTaylor Stores Corporation

New York, NY

We have audited the accompanying consolidated balance sheets of AnnTaylor Stores Corporation and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. We also have audited the Company’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AnnTaylor Stores Corporation and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE

New York, New York
March 20, 2008

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For Fiscal Years Ended February 2, 2008, February 3, 2007 and January 28, 2006

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands, except per share amounts)
Net sales	$2,396,510	$2,342,907	$2,073,146
Cost of sales	1,145,246	1,085,897	1,017,122

Gross margin	1,251,264	1,257,010	1,056,024
Selling, general and administrative expenses	1,063,623	1,033,173	924,998
Restructuring and asset impairment charges	32,255	—	—

Operating income	155,386	223,837	131,026
Interest income	7,826	17,174	9,318
Interest expense	2,172	2,230	2,083

Income before income taxes	161,040	238,781	138,261
Income tax provision	63,805	95,799	56,389

Net income	$97,235	$142,982	$81,872

Basic earnings per share	$1.55	$2.01	$1.14

Weighted average shares outstanding	62,753	70,993	71,554

Diluted earnings per share	$1.53	$1.98	$1.13

Weighted average shares outstanding, assuming dilution	63,452	72,107	72,270

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED BALANCE SHEETS

February 2, 2008 and February 3, 2007

	February 2, 2008	February 3, 2007
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$134,025	$360,560
Short-term investments	9,110	—
Accounts receivable	16,944	16,489
Merchandise inventories	250,697	233,606
Deferred income taxes	29,161	25,595
Prepaid expenses and other current assets	67,954	54,355

Total current assets	507,891	690,605
Property and equipment, net	561,270	564,108
Goodwill	286,579	286,579
Deferred financing costs, net	288	652
Deferred income taxes	23,314	18,390
Other assets	14,413	8,169

Total assets	$1,393,755	$1,568,503

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$125,388	$106,519
Accrued salaries and bonus	13,000	28,304
Accrued tenancy	44,945	45,024
Gift certificates and merchandise credits redeemable	54,564	52,989
Accrued expenses	74,979	66,582

Total current liabilities	312,876	299,418
Deferred lease costs	230,052	214,466
Deferred income taxes	1,960	1,591
Other liabilities	9,383	3,117
Commitments and contingencies (see note 6)
Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,288,607 and 82,155,607 shares issued, respectively	560	559
Additional paid-in capital	781,048	753,030
Retained earnings	766,408	670,307
Accumulated other comprehensive loss	(3,460)	(5,373)

	1,544,556	1,418,523

Treasury stock, 21,408,843 and 12,782,533 shares respectively, at cost	(705,072)	(368,612)

Total stockholders’ equity	839,484	1,049,911

Total liabilities and stockholders’ equity	$1,393,755	$1,568,503

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended February 2, 2008, February 3, 2007 and January 28, 2006

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Restricted Stock Awards	Treasury		Total
	Shares	Amount					Shares	Amount
Balance at January 29, 2005	80,086	$545	$669,128	$445,410	$—	$(11,746)	9,453	$(176,593)	$926,744
Net income	—	—	—	81,872	—	—	—	—	81,872
Exercise of stock options and related tax benefit	1,758	12	44,729	—	—	—	(1,386)	15,872	60,613
Amortization of stock awards	—	—	32	—	—	10,368	—	—	10,400
Issuance of restricted stock, net of forfeitures	8	—	6,336	43	—	(10,628)	(384)	4,249	—
Repurchase of common and restricted stock	—	—	—	—	—	—	1,824	(48,153)	(48,153)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	147	1	3,005	—	—	—	—	—	3,006

Balance at January 28, 2006	81,999	558	723,230	527,325	—	(12,006)	9,507	(204,625)	1,034,482
Net income	—	—	—	142,982	—	—	—	—	142,982
Adjustment for the adoption of FAS 123(R)	—	—	(12,006)	—	—	12,006	—	—	—
Exercise of stock options and related tax benefit	50	—	20,734	—	—	—	(1,214)	14,261	34,995
Amortization of stock awards	—	—	24,659	—	—	—	—	—	24,659
Issuance of restricted stock, net of forfeitures	—	—	(6,881)	—	—	—	(633)	6,881	—
Repurchase of common and restricted stock	—	—	—	—	—	—	5,123	(185,129)	(185,129)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	107	1	3,294	—	—	—	—	—	3,295
Cumulative adjustment to adopt FAS 158, net of taxes of $3,928	—	—	—	—	(5,373)	—	—	—	(5,373)

Balance at February 3, 2007	82,156	559	753,030	670,307	(5,373)	—	12,783	(368,612)	1,049,911
Net income	—	—	—	97,235	—	—	—	—	97,235
Other comprehensive income, net of tax:
Defined benefit pension plan adjustments, net of taxes of $1,787 (See Note 10)	—	—	—	—	1,913	—	—	—	1,913

Total comprehensive income									99,148

Adjustment for the adoption of FIN 48	—	—	—	(1,134)	—	—	—	—	(1,134)
Exercise of stock options and related tax benefit	—	—	8,906	—	—	—	(606)	7,683	16,589
Amortization of stock awards	—	—	19,019	—	—	—	—	—	19,019
Issuance of restricted stock, net of forfeitures	—	—	(3,432)	—	—	—	(280)	3,432	—
Repurchase of common and restricted stock	—	—	—	—	—	—	9,512	(347,575)	(347,575)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	133	1	3,525	—	—	—	—	—	3,526

Balance at February 2, 2008	82,289	$560	$781,048	$766,408	$(3,460)	$—	21,409	$(705,072)	$839,484

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended February 2, 2008, February 3, 2007 and January 28, 2006

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands)
Operating activities:
Net income	$97,235	$142,982	$81,872
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(9,361)	(10,809)	(15,421)
Depreciation and amortization	116,804	105,890	93,786
Loss on disposal and write-down of property and equipment	6,736	7,896	3,497
Non-cash compensation expense	19,019	24,722	11,170
Non-cash interest and other non-cash items	1,039	483	789
Non-cash restructuring and asset impairment charges	29,876	—	—
Tax benefit from exercise of stock options	2,180	8,189	12,566
Changes in assets and liabilities:
Accounts receivable	(455)	602	(5,024)
Merchandise inventories	(17,091)	(29,103)	24,715
Prepaid expenses and other current assets	(13,599)	(13,543)	24,678
Other non-current assets and liabilities, net	24,264	21,042	50,510
Accounts payable and accrued expenses	550	37,580	28,185

Net cash provided by operating activities	257,197	295,931	311,323

Investing activities:
Purchases of marketable securities	(70,947)	—	(20,600)
Sales of marketable securities	54,525	—	213,000
Purchases of property and equipment	(139,998)	(165,926)	(187,613)

Net cash (used for) provided by investing activities	(156,420)	(165,926)	4,787

Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	3,526	3,295	3,006
Proceeds from exercise of stock options	14,409	26,743	47,279
Excess tax benefits from stock-based compensation	2,328	4,992	—
Repurchases of common and restricted stock	(347,575)	(185,129)	(48,153)

Net cash (used for) provided by financing activities	(327,312)	(150,099)	2,132

Net (decrease) increase in cash	(226,535)	(20,094)	318,242
Cash and cash equivalents, beginning of year	360,560	380,654	62,412

Cash and cash equivalents, end of year	$134,025	$360,560	$380,654

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,723	$1,769	$1,483

Income taxes	$77,355	$94,723	$47,030

Accrual for purchases of property and equipment	$22,213	$16,359	$17,157

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

AnnTaylor Stores Corporation (the “Company”) is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “Ann Taylor Loft” (“LOFT”) and “Ann Taylor Factory” brands. Its principal market consists of the United States. The Company sells its products through traditional retail stores and over the Internet at anntaylor.com and anntaylorLOFT.com (together, the “Online Stores”) or by phone at 1-800-DIAL-ANN.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including AnnTaylor, Inc. The Company has no material assets other than the common stock of Ann Taylor, Inc. and conducts no business other than the management of Ann Taylor, Inc. All intercompany accounts have been eliminated in consolidation.

Reclassification

Deferred income taxes previously included in prepaid and other current assets, other assets and other liabilities on the consolidated balance sheet in Fiscal 2006 have been reclassified to separate line items to conform to the Fiscal 2007 presentation.

Fiscal Year

The Company follows the standard fiscal year of the retail industry, which is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2007 and Fiscal 2005 include 52 weeks, while Fiscal 2006 includes 53 weeks.

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

Revenue Recognition

The Company records revenue as merchandise is sold to clients. The Company’s policy with respect to gift certificates and gift cards is to record revenue as they are redeemed for merchandise. Prior to their redemption, these gift certificates and gift cards are recorded as a liability. While the Company will continue to honor all gift certificates and gift cards presented for payment, management reviews unclaimed property laws to determine gift certificate and gift card balances required for escheatment to the appropriate government agency. Amounts related to shipping and handling billed to clients in a sales transaction are classified as revenue and the costs related to shipping product to clients (billed and unbilled) are classified as cost of sales. A reserve for estimated returns is established when sales are recorded. The Company excludes sales taxes collected from customers from net sales in its consolidated statement of income.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of average cost or market, at the individual item level. Merchandise inventory value is reduced if the selling price is marked below cost. Physical inventory counts are performed annually in January, and estimates are made for any shortage between the date of the physical inventory count and the balance sheet date.

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

Deferred Rent Obligations

Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods is accounted for on a straight-line basis over the initial lease term beginning on the date of initial possession, which is generally when the Company enters the space and begins construction build-out. Any reasonably assured renewals are considered. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight-line basis as a reduction of rent expense beginning in the period they are deemed to be earned, which often is subsequent to the date of initial possession and generally coincides with the store opening date. The current portion of unamortized deferred lease costs and construction allowances is included in “Accrued tenancy”, and the long-term portion is included in “Deferred lease costs” on the Company’s Consolidated Balance Sheets.

Deferred Financing Costs

Deferred financing costs are amortized using the interest method over the term of the related debt. Accumulated amortization at February 2, 2008 and February 3, 2007 was approximately $5.6 million and $5.3 million respectively. Amortization expense recognized was approximately $365,000 in each of Fiscal 2007, 2006 and 2005.

Goodwill and Other Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) on February 3, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill for impairment. The Company performs annual impairment testing which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill is necessary. As a result of this testing, the Company concluded that there was no such impairment loss in Fiscal 2007, 2006 or 2005. This is reevaluated annually during the fourth quarter, or more frequently if necessary, using similar testing.

In the case of long-lived tangible assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows (undiscounted and without interest charges). If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. See Note 2, “Restructuring”, for discussion of the impairment charge recorded in Fiscal 2007. No other material impairment losses were recorded in Fiscal 2007, 2006 or 2005.

Advertising

Costs associated with the production of advertising, such as printing and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in print. Costs of direct mail catalogs and postcards are fully expensed when the advertising is scheduled to first arrive in clients’ homes. Advertising costs were approximately $63.4 million, $65.7 million and $55.6 million in Fiscal 2007, 2006 and 2005, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Stock-based Awards

In Fiscal 2006, the Company began recording compensation expense associated with stock options and other forms of equity awards in accordance with SFAS No. 123(R), Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value (defined as the excess of the fair market value on date of grant of an option over its exercise price). On January 29, 2006, the Company adopted the modified prospective transition method provided under SFAS No. 123(R), and, accordingly, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in Fiscal 2007 and Fiscal 2006 include: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, net of forfeitures, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) amortization related to all stock option awards granted on or after January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets will be realized in the future.

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

Segments

The Company has aggregated its Ann Taylor, LOFT and Ann Taylor Factory brands (collectively “the Company’s brands”) based on the aggregation criteria outlined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which states that two or more operating segments may be aggregated into a single operating segment if aggregation is consistent with the objective and basic principles of the Statement, if the segments have similar economic characteristics, similar product, similar production processes, similar clients, and similar methods of distribution.

The Company’s brands have similar economic characteristics and similar operating, financial and competitive risks. They are similar in nature of product, as they all offer women’s apparel, shoes and accessories. Merchandise inventory for the Company’s brands is sourced from the same countries and some of the same vendors, using similar production processes. Clients of the Company’s brands have similar characteristics. Merchandise for the Company’s brands is distributed to retail stores in a similar manner through the Company’s Louisville Distribution Center, and is subsequently distributed to clients in a similar manner, through its retail stores. The Company also sells Ann Taylor and LOFT merchandise through its Online Stores.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive loss includes the effect of adopting SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). (See Note 10, “Retirement Plans”, for further discussion).

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At February 2, 2008 and February 3, 2007, management believes that the carrying amounts of cash and cash equivalents, short-term investments, receivables and payables approximate fair value because of the short maturity of these financial instruments.

Self Insurance

The Company is self-insured for certain losses related to its employee point of service medical and dental plans, its workers’ compensation plan and for short-term disability up to certain thresholds. Costs for self-insurance claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, third party activities, historical analysis, and other relevant data. Costs for self-insurance claims filed and claims incurred but not reported are accrued based on known claims and historical experience. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop loss contracts with insurance companies. However, any significant variation in claims incurred but not paid from historical trends could cause actual expense to differ from the accrued liability.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS No. 160 to have an impact on its consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141 (R) establishes principles and requirements for how the acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS No. 141(R) to have an impact on its consolidated financial statements upon adoption.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have an impact on its consolidated financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2 that partially defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the potential effective date deferral discussed above, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its consolidated financial statements upon adoption.

2.	Restructuring

On January 30, 2008, the Company initiated a multi-year restructuring program designed to enhance profitability and improve overall operating effectiveness. The restructuring program, the result of a comprehensive review of the Company’s cost structure, includes closing 117 underperforming stores over a three-year period, reducing the Company’s corporate staff by approximately 13% and undertaking a broad-based productivity initiative that includes, among other things, the strategic procurement of non-merchandise goods and services.

Based on a review of its store portfolio and assessment of individual store productivity, the Company identified 117 stores, comprised of 39 Ann Taylor stores and 78 LOFT stores, that failed to deliver an acceptable long-term return on investment. The Company has adopted a staged approach to closing these stores over the Fiscal 2008 to Fiscal 2010 period. As such, the Company plans to close 64 stores during Fiscal 2008, with the balance to be closed in Fiscal 2009 and Fiscal 2010.

The Company also streamlined the organization by eliminating 180 corporate positions. This organizational streamlining was designed to increase span of control and improve operating efficiency and effectiveness. In addition, as part of a broad-based productivity initiative, the Company plans to consolidate all non-merchandise purchasing activities under a centralized strategic procurement organization, outsource various activities where cost efficiencies can be achieved and optimize store productivity and effectiveness.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Restructuring (Continued)

The Company expects pre-tax expenses associated with the restructuring program to total approximately $40 to $45 million. The total program cost includes approximately $25 million in non-cash expenses, primarily associated with the write-down of assets related to store closures. The balance of approximately $15 to $20 million in expenses are cash charges and relate primarily to severance and various other costs to implement the restructuring program.

In Fiscal 2007, the Company recorded restructuring charges of $32.3 million related to the non-cash write-down of store assets, severance and other related costs in connection with the restructuring. Of this amount $30.1 million was recorded during the fourth fiscal quarter. The restructuring and asset impairment charges are included as a separate line item in the accompanying consolidated statements of income. Costs expected to be incurred in Fiscal 2008 total approximately $7 to $10 million, with the balance of the program costs to be incurred during Fiscal 2009 and Fiscal 2010.

The following table details information related to restructuring charges recorded during the fiscal year ended February 2, 2008:

	Severance and Related Costs	Asset Impairment (1)	Other Restructuring Costs	Total
Balance at February 3, 2007	$—	$—	$—	$—
Restructuring provision	(4,227)	(25,150)	(2,878)	(32,255)

Net current year charges	(4,227)	(25,150)	(2,878)	(32,255)
Cash payments	—	—	2,800	2,800
Non-cash adjustments	—	25,150	(422)	24,728

Ending Balance February 2, 2008	$(4,227)	$—	$(500)	$(4,727)

(1)	Asset impairment charges represent the write-down of store assets to their estimated fair value.

3.	Investments

At February 2, 2008, the Company had $15.1 million invested in auction rate securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these auction rate securities are classified as available-for-sale and are carried at cost or par value, which approximates fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 28 or 35 days.

As a result of recent uncertainties in the global credit market, the Company has reduced its investment in auction rate securities to $6 million as of March 14, 2008. While the Company was successful liquidating $9.1 million in auction rate securities since February 2, 2008, in February and March 2008, auctions failed for its remaining $6 million investment. The Company does not currently believe that the carrying value of its remaining investment in auction rate securities, which are rated AAA by Standard & Poor’s and backed by student loans, to be impaired, however if the credit rating of the security issuers deteriorates, the Company may be required to record an impairment charge on these investments. The Company does not believe the amount of any such charge would be material.

The Company believes it is likely that auctions related to these securities will continue to be unsuccessful in the near term. Unsuccessful auctions limit the short-term liquidity of these investments, therefore the Company has reclassified its remaining $6 million investment in auction rate securities as of March 14, 2008 to long-term, included in Other Assets on its Consolidated Balance Sheet as of February 2, 2008. While recent failures in the auction process have affected the Company’s ability to access these funds in the near term, it does not believe that the underlying securities or collateral have been affected. The Company expects to continue to earn interest at the prevailing rates on its remaining auction rate securities.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Investments (Continued)

The investments held in trust for the Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) are classified as trading securities and are classified as a long-term asset on the consolidated balance sheet included in other assets. Unrealized holding gains and losses on trading securities are included in interest income on the consolidated statements of income. See Note 10, Retirement Plans, for discussion of the Deferred Compensation Plan.

4.	Property and Equipment

Property and equipment consists of the following:

	February 2, 2008	February 3, 2007
	(in thousands)
Land and building	$11,897	$10,436
Leasehold improvements	596,876	579,821
Furniture, fixtures, equipment and software	495,842	482,669
Construction in progress	43,388	32,314

	1,148,003	1,105,240
Less accumulated depreciation and amortization	586,733	541,132

Net property and equipment	$561,270	$564,108

Depreciation and amortization expense was approximately $116.8 million, $105.9 million and $93.8 million in Fiscal 2007, 2006 and 2005, respectively.

5.	Long-Term Debt

In November 2003, Ann Taylor, Inc. and certain of its subsidiaries entered into a Second Amended and Restated $175 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders. The Credit Facility, which, at the Borrowers’ (as defined in the Credit Facility) option, provides for an increase in the total facility and the aggregate commitments thereunder up to $250 million, matures on November 14, 2008 (unless terminated earlier) and may be used by Ann Taylor, Inc. and certain of its subsidiaries for working capital, letters of credit and other general corporate purposes.

Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under the Credit Facility at any point during Fiscal 2007 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $111.1 million and $170.5 million as of February 2, 2008 and February 3, 2007, respectively, leaving a remaining available balance for loans and letters of credit of $63.9 million and $4.5 million as of February 2, 2008 and February 3, 2007, respectively.

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Long-Term Debt (Continued)

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

6.	Commitments and Contingencies

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

Future minimum lease payments under non-cancelable operating leases as of February 2, 2008 are as follows:

Fiscal Year	(in thousands)
2008	$191,646
2009	178,752
2010	167,444
2011	150,643
2012	133,892
Thereafter	509,792

Total	$1,332,169

The minimum lease payments presented above do not include common area maintenance (CAM) charges or real estate taxes, which are also required contractual obligations under our store and office operating leases. In many of our leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2007, Fiscal 2006 and Fiscal 2005 were $76.2 million, $70.9 million and $63.3 million, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Commitments and Contingencies (Continued)

Leases (Continued)

Rent expense for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 was as follows:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands)
Minimum rent	$206,058	$193,675	$186,522
Percentage rent	3,506	3,116	2,809

Total	$209,564	$196,791	$189,331

Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations or liquidity.

7.	Net Income per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and vesting of unvested restricted stock, if the effect is dilutive.

	Fiscal Years Ended
	February 2, 2008			February 3, 2007			January 28, 2006
	(in thousands, except per share amounts)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share	$97,235	62,753	$1.55	$142,982	70,993	$2.01	$81,872	71,554	$1.14
Effect of Dilutive Securities
Stock options and restricted stock	—	699		—	1,114		—	716

Diluted Earnings per Share	$97,235	63,452	$1.53	$142,982	72,107	$1.98	$81,872	72,270	$1.13

Options to purchase 1,012,406, 194,817 and 1,508,726 shares of common stock were excluded from the above computations of weighted average shares for diluted earnings per share for Fiscal 2007, 2006 and 2005, respectively. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods. In addition, 225,667 shares and 266,667 shares of unvested restricted stock were excluded from the above calculations for the fiscal years ended February 2, 2008 and February 3, 2007, respectively, due to contingencies placed on their vesting which had not yet been satisfied as of those dates.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Other Equity and Stock Incentive Plans

Preferred Stock

At February 2, 2008, February 3, 2007 and January 28, 2006, there were 2 million shares of preferred stock, par value $0.01, authorized and unissued.

Repurchase Program

On August 23, 2007, the Company’s Board of Directors approved a $300 million securities repurchase program (the “August 2007 Program”), which replaced the $300 million securities repurchase program approved by the Company’s Board of Directors in March 2007 (the “March 2007 Program”). Under the August 2007 Program, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate and other purposes. During the fiscal year ended February 2, 2008, the Company repurchased 9,301,633 shares of its common stock at a cost of approximately $340.1 million. Of this amount, 1,347,286 shares were repurchased under the August 2007 Program at a cost of approximately $40 million and 7,952,879 shares were repurchased under the March 2007 program at a cost of approximately $300 million. In addition, the Company repurchased 1,468 shares under an earlier $125 million August 2006 program at a cost of approximately $0.1 million.

Associate Discount Stock Purchase Plan

In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”). Under the terms of the Stock Purchase Plan, as amended, eligible employees may purchase shares of the Company’s common stock quarterly, at a price equal to 85% of the lower of the closing price of the Company’s common stock at the beginning or end of each quarterly stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. During Fiscal 2007, 132,815 shares were issued pursuant to the Stock Purchase Plan, at an average discount of $4.65 per share. At February 2, 2008, there were 190,253 shares available for future issuance under the Stock Purchase Plan. As a result of the adoption of SFAS No. 123(R), the Company recorded approximately $1.0 million and $0.9 million in compensation expense related to the Stock Purchase Plan during Fiscal 2007 and Fiscal 2006, respectively.

Stock Incentive Plans

The Company has established four stock incentive plans (the “Plans”), which are summarized below:

Year Established	Defined Name	Plan Name	Shares Reserved		Shares Reserved for Issuance at February 2, 2008	Shares Available for Future Grant
			Restricted Stock (a)	Total Authorized
1992	1992 Plan	1992 Stock Option and Restricted Stock and Unit Award Plan	713,250	7,200,000	178,313	—
2000	2000 Plan	2000 Stock Option and Restricted Stock Award Plan	562,500	2,250,000	69,652	40,134
2001	2002 Plan	2002 Stock Option and Restricted Stock and Unit Award Plan	787,500	4,500,000	1,288,644	382,009
2003	2003 Plan	2003 Equity Incentive Plan	1,760,000	5,500,000	3,288,534	704,051

(a)	Included in the number of total authorized shares. The Company may issue restricted stock grants up to the levels provided under each plan, however shares not used for this purpose are available for issuance as stock option grants, except for 150,750 shares under the 1992 Plan.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Other Equity and Stock Incentive Plans (Continued)

Stock Incentive Plans (Continued)

Stock option awards outstanding under the Company’s Plans have been granted at exercise prices which are equal to the market value of the Company’s common stock on the grant date (determined in accordance with the applicable Plan), generally vest over four years and expire no later than ten years after the grant date. Each of the Plans also includes an acceleration clause by which all options not exercisable by their terms will, upon the occurrence of certain events, become exercisable. Shares underlying stock award grants are generally issued out of treasury stock. All the Plans allow for restricted stock awards, and the 2002 Plan and 2003 Plan also include restricted unit awards. A restricted unit represents the right to receive a share of common stock and/or the cash value of a share of common stock on the date the restrictions on the restricted unit lapse. No restricted units have been granted under the Plans. The restrictions on restricted stock or restricted unit grants generally lapse over a four-year period from the date of the grant. Certain executives also receive performance-based restricted stock grants, which generally vest over three years if certain pre-established goals are met. In the event a grantee terminates employment with the Company, any restricted stock or restricted units remaining subject to restrictions are generally forfeited.

Stock Options

In accordance with SFAS No. 123(R), in Fiscal 2006 the Company began recognizing stock option expense on a straight-line basis over the vesting period, net of estimated forfeitures. As of February 2, 2008, there was $16.4 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. The total intrinsic value of options exercised during the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 was approximately $7.7 million, $20.5 million and $34.1 million, respectively.

The following table summarizes stock option activity for the fiscal year ended February 2, 2008:

	Shares	Weighted - Average Exercise Price
Options outstanding at February 3, 2007	3,769,832	$26.35
Granted	1,187,150	35.10
Forfeited or expired	(651,416)	31.64
Exercised	(606,617)	23.74

Options outstanding at February 2, 2008	3,698,949	$28.65

Vested and exercisable at February 2, 2008	1,627,637	$23.83

Options expected to vest at February 2, 2008	1,418,350	$32.91

The weighted-average fair value of options granted during the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006, estimated as of the grant date using the Black-Scholes option pricing model, was $12.00, $14.96 and $7.26 per share, respectively. The weighted-average remaining contractual term for options outstanding at both February 2, 2008 and February 3, 2007 was 7.3 years. The weighted-average remaining contractual term for options vested and exercisable at February 2, 2008 was 5.9 years. The weighted-average remaining contractual term for options expected to vest at February 2, 2008 was 8.5 years. At February 2, 2008, the aggregate intrinsic value was $6.0 million for options outstanding, $5.8 million for options vested and exercisable and $0.2 million for options expected to vest.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Other Equity and Stock Incentive Plans (Continued)

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

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Expected volatility	33.1%	38.6%	30.7%
Risk-free interest rate	4.4%	4.8%	3.0%
Expected life (years)	4.4	4.7	4.1
Dividend yield	—	—	—

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

Restricted Stock

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant (determined in accordance with the applicable Plan) and is amortized to compensation expense on a straight-line basis over the related vesting period, net of estimated forfeitures. As of February 2, 2008, there was $15.5 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years. SFAS No. 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of January 28, 2006, there was approximately $12.0 million of deferred stock-based compensation that was netted against additional paid-in capital on January 29, 2006 in accordance with SFAS No. 123(R). The total fair value of restricted stock awards vested during the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 was $17.5 million, $14.8 million and $7.1 million, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Other Equity and Stock Incentive Plans (Continued)

Restricted Stock (Continued)

The following table summarizes restricted stock activity for the fiscal year ended February 2, 2008:

	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at February 3, 2007	1,171,086	$32.55
Granted	457,912	35.02
Vested	(495,791)	35.23
Forfeited	(178,488)	32.32

Restricted stock awards at February 2, 2008	954,719	$32.39

At February 2, 2008, 119,667 shares of performance-based awards included in the total restricted stock awards outstanding on that date will be forfeited in the first quarter of Fiscal 2008, since the performance targets necessary to vest in these awards were not achieved.

General

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. In Fiscal 2007 and Fiscal 2006, stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards that are expected to vest. Previously, under APB No. 25, to the extent awards were forfeited prior to vesting, any corresponding previously recognized compensation expense was reversed in the period of forfeiture. Upon adoption of SFAS No. 123(R), the Company recorded an adjustment to account for the expected forfeitures of stock-based awards granted prior to January 29, 2006, for which the Company previously recorded compensation expense. This adjustment was not material.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock-based compensation arrangements as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation arrangements (“excess tax benefits”) be classified as financing cash flows. For the fiscal year ended February 2, 2008, excess tax benefits realized from stock-based compensation arrangements were $2.3 million. The Company received $14.4 million, $26.7 million and $47.3 million cash from the exercise of stock options during the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively.

During the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006, the Company recognized approximately $19.0 million, $24.7 million and $10.4 million, respectively, in total share-based compensation expense. The total tax benefit recognized in the Consolidated Statements of Income for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 was approximately $6.1 million, $9.3 million and $4.6 million, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Other Equity and Stock Incentive Plans (Continued)

General (Continued)

For Fiscal 2005, had the compensation cost of stock option awards been determined under a fair value alternative method as stated in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, the Company would have been required to prepare a fair value model for such options, and record such amount in the consolidated financial statements as compensation expense and the Company’s net income and earnings per share for the fiscal year ended January 28, 2006 would have been reduced to the following pro forma amounts:

Fiscal Year Ended January 28, 2006
(in thousands, except per share data)
Net income:
As reported	$81,872
Add: Stock-based employee compensation expense included in net income, net of related tax effects	6,613
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,162)

Pro forma	$78,323

Basic earnings per share:
As reported	$1.14

Pro forma	$1.09

Diluted earnings per share:
As reported	$1.13

Pro forma	$1.08

Stockholder Rights Plan

In Fiscal 2000, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”). Rights under the Rights Plan (“Rights”) were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on May 30, 2000. As a result of the 2004 and 2002 3-for-2 splits of the Company’s common stock, each share of common stock now represents four-ninths of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the voting power of the Company as represented by the Company’s common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the voting power of the Company as represented by the Company’s common stock, holders of the Rights, other than the person or group triggering their exercise, will be able to purchase, in exchange for the $125 exercise price, shares of the Company’s common stock or of any company into which the Company is merged having a value of $250. The Rights will expire on May 18, 2010. No Rights were exercised under the Rights Plan in Fiscal 2007.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Income Taxes

The provision for income taxes for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 consists of the following:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands)
Federal:
Current	$56,109	$80,923	$58,024
Deferred	(7,286)	(8,565)	(13,632)

Total federal	48,823	72,358	44,392

State and local:
Current	11,279	20,268	12,661
Deferred	(707)	(2,115)	(1,731)

Total state and local	10,572	18,153	10,930

Foreign:
Current	5,778	5,417	1,075
Deferred	(1,368)	(129)	(8)

Total foreign	4,410	5,288	1,067

Total	$63,805	$95,799	$56,389

The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 is as follows:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands, except percentages)
Income before income taxes	$161,040	$238,781	$138,261
Federal statutory rate	35%	35%	35%

Provision for income taxes at federal statutory rate	56,364	83,573	48,391
State and local income taxes, net of federal income tax benefit	6,872	11,799	7,108
Other	569	427	890

Provision for income taxes	$63,805	$95,799	$56,389

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Income Taxes (Continued)

The tax effects of significant items comprising the Company’s deferred tax assets (liabilities) as of February 2, 2008 and February 3, 2007 are as follows:

	February 2, 2008	February 3, 2007
	(in thousands)
Current:
Inventory	$8,380	$9,339
Accrued expenses and other	13,088	9,617
Real estate	7,693	6,639

Total current	$29,161	$25,595

Non-current:
Accrued expenses	$1,511	$1,211
Depreciation and amortization	(80,753)	(78,078)
Rent expense	92,154	87,671
Other	6,301	2,067
Amounts included in accumulated other comprehensive loss	2,141	3,928

Total non-current	$21,354	$16,799

The income tax provision reflects the current and deferred tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered permanently reinvested, which at February 2, 2008 amounted to approximately $6.6 million. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $0.9 million.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, and generally remains open to income tax examinations by relevant tax authorities for tax years beginning with Fiscal 2003. The Company also files in foreign jurisdictions and generally remains open to income tax examinations for tax years beginning with Fiscal 2001.

On February 4, 2007, the Company adopted the provisions of FIN No. 48 (see Note 1). The cumulative effect of applying FIN No. 48 was recorded as a $1.1 million charge to retained earnings on February 4, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal Year Ended February 2, 2008
(in thousands)
Balance at February 4, 2007	$5,789
Additions based on tax positions related to the current year	1,002
Additions for tax positions of prior years	817
Reductions for tax positions of prior years	(1,672)
Lapses in statutes of limitation	(490)

Balance at February 2, 2008	$5,446

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Income Taxes (Continued)

To the extent these unrecognized tax benefits are ultimately recognized, they will impact the Company’s effective tax rate in a future period. The Company anticipates that the amount of unrecognized tax benefits may change in the next twelve months, however it does not expect the change to have a significant impact on its financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended February 2, 2008, February 3, 2007, and January 28, 2006, the Company recognized an immaterial amount of interest and penalties. The Company had approximately $2.8 and $1.8 million for the payment of interest and penalties accrued at February 2, 2008 and February 3, 2007, respectively.

In October 2004, the American Jobs Creation Act (“Jobs Act”) was signed into law. The Jobs Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Jobs Act. Under the Jobs Act, the Company may elect to apply this provision to qualifying earnings repatriations occurring in its 2004 or 2005 taxable years. The Company elected not to apply the provision to any distributions occurring in either of these taxable years.

The Company is subject to periodic audits of its various tax returns by government agencies which could result in possible income tax liabilities. Although the outcome of these matters cannot currently be determined, the Company believes adequate provision has been made for any potential unfavorable financial statement impact.

10.	Retirement Plans

Non-Qualified Deferred Compensation Plan

Under the Company’s Deferred Compensation Plan, certain executives, including the named executive officers, may defer up to 50% of salary as well as up to 100% of cash performance compensation earned during the calendar year.

Under the Deferred Compensation Plan, beginning on the anniversary of the executive’s date of hire, the Company will match the amount of the base and bonus compensation deferred by the executive during the Plan year minus the Internal Revenue Code Section 401(a)(17) qualified plan compensation limit as indexed on an annual basis (“Eligible Compensation”). If an executive elects to defer up to 3% of his or her Eligible Compensation, the Company matches 100% of the deferral. If an executive elects to defer more than 3% of his or her Eligible Compensation, the Company matches amounts deferred over 3% and up to 6% of Eligible Compensation at a rate of 50%. The amounts deferred by the executive and credited under the executive’s deferred compensation account are at all times fully vested. The Company’s matching deferral credited to an executive’s deferred compensation account vests upon the second anniversary of the executive’s date of hire, or earlier upon a change in control (as defined under the Deferred Compensation Plan).

The Deferred Compensation Plan became effective January 1, 2008 and replaces an earlier non-qualified deferred compensation plan which did not provide for matching employer contributions and under which executives could defer only up to 25% of base salary and 100% of bonus awards, with interest earned on the amounts deferred.

Savings Plan and Pension Plan

In June 2007, the Company’s Board of Directors authorized management to freeze its non-contributory defined benefit pension plan (the “Pension Plan”) and enhance its defined contribution 401(k) savings plan (the “401(k) Plan”). These plan changes became effective on October 1, 2007.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Retirement Plans (Continued)

Savings Plan

Substantially all employees of the Company and its subsidiaries who work at least 30 hours per week or who work 1,000 hours during a consecutive 12 month period are eligible to participate in the Company’s 401(k) Plan. Prior to October 1, 2007, participants could contribute to the 401(k) Plan an aggregate of up to 75% of their annual earnings in any combination of pre-tax and after-tax contributions, subject to certain limitations. The Company made a matching contribution of 50% with respect to the first 3% of each participant’s contributions to the 401(k) Plan prior to October 1, 2007. Beginning October 1, 2007, the Company match was increased to 100% with respect to the first 3% and 50% with respect to the second 3% of each participant’s contributions to the 401(k) Plan made on or after October 1, 2007. The Company’s contributions to the 401(k) Plan for Fiscal 2007, Fiscal 2006 and Fiscal 2005 were approximately $2.6 million, $1.5 million and $1.3 million, respectively.

Pension Plan

Substantially all employees of the Company who began employment prior to October 1, 2007, and completed 1,000 hours of service during a consecutive 12 month period prior to that date are eligible for benefits under the Company’s Pension Plan. The Pension Plan calculates benefits based on a career average formula. Only those associates who were eligible under the Pension Plan on or before September 30, 2007 are eligible to receive benefits from the Pension Plan once they have completed the five years of service required to become fully vested. As a result of the Pension Plan freeze, no associate may become a participant in the Pension Plan on or after October 1, 2007, and no additional benefits will be earned under the Pension Plan on or after October 1, 2007.

In connection with the Pension Plan freeze, the Company remeasured its accumulated benefit obligation under the Pension Plan as of October 1, 2007. As a result of the remeasurement, the Pension Plan’s funded status increased, and the Company recognized a one-time curtailment gain of $0.9 million.

On February 3, 2007, the Company began recognizing the funded status of its Pension Plan in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to record the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity. Prior to February 3, 2007, the Company had accounted for its Pension Plan according to the provisions of SFAS No. 87, Employers’ Accounting for Pensions, and related interpretations, and therefore the funded status of the Company’s Pension Plan was not reflected in its Consolidated Balance Sheets.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Retirement Plans (Continued)

Pension Plan (Continued)

The following table provides information for the pension plan at February 2, 2008 and February 3, 2007:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$41,801	$37,607
Prior service and interest cost	—	—
Service cost	4,063	5,878
Interest cost	2,086	1,912
Actuarial gain	(2,121)	(375)
Benefits paid	(3,565)	(3,221)
Plan curtailment	(4,136)	—

Projected benefit obligation at end of year	38,128	41,801

Change in plan assets:
Fair value of plan assets at beginning of year	42,539	33,163
Actual return on plan assets	842	4,897
Employer contribution	—	7,700
Benefits paid	(3,565)	(3,221)

Fair value of plan assets at end of year	39,816	42,539

Funded status at end of year	1,688	738

Unrecognized net actuarial loss	—	—
Unrecognized prior service cost	—	—

Net amount included in other assets	$1,688	$738

Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	February 2, 2008	February 3, 2007
	(in thousands)
Non-current assets	$1,688	$738

Total	$1,688	$738

The accumulated benefit obligation for the Company’s defined benefit pension plan was approximately $38.1 million and $37.4 million at February 2, 2008 and February 3, 2007, respectively. As a result of the Pension Plan freeze, the accumulated benefit obligation equals the projected benefit obligation.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Retirement Plans (Continued)

Pension Plan (Continued)

The following table summarizes the components of Net Periodic Benefit Cost and other amounts recognized in accumulated other comprehensive loss:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands)
Net periodic benefit cost
Service cost	$4,063	$5,878	$4,973
Interest cost	2,086	1,912	1,730
Prior service and interest cost	—	—	226
Expected return on plan assets	(2,864)	(2,435)	(2,098)
Amortization of prior service cost	57	86	86
Amortization of net loss	265	1,610	1,557
Gain on curtailment	(857)	—	—

Net periodic benefit cost	$2,750	$7,051	$6,474

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net gain arising during the year	$(99)	$—	$—
Curtailment gain	(3,279)	—	—
Amortization of net gain	(322)	—	—
Increase in accumulated other comprehensive loss to reflect the adoption of SFAS No. 158	—	9,301	—

Total recognized in other other comprehensive (income) loss	$(3,700)	$9,301	$—

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(950)	$16,352	$6,474

As a result of the Pension Plan freeze, the Company has no remaining prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Retirement Plans (Continued)

Pension Plan (Continued)

Amounts recognized in accumulated other comprehensive loss consist of:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007
Net actuarial loss	$5,601	$9,039
Prior service costs	—	262

Total	$5,601	$9,301

For the fiscal years ended February 2, 2008 and February 3, 2007 the following weighted-average assumptions were used to determine benefit obligations at the end of the fiscal years:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007
Discount rate	5.80%	5.80%
Rate of increase in future compensation	3.00%	4.00%

For the fiscal years ended February 2, 2008, February 3, 2007 and January 8, 2006 the following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Discount rate	5.80%	5.55%	5.75%
Long-term rate of return on assets	7.25%	7.25%	7.25%
Rate of increase in future compensation	4.00%	4.00%	4.00%

To develop the expected long-term rate of return on plan assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. The Company assumes that all employees will take a lump-sum payout based on the historical payout trends.

The Company’s pension plan weighted-average asset allocation at the end of the fiscal year, by asset category, is as follows:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007
Asset Category
Equity securities	62%	68%
Debt securities	36%	31%
Other	2%	1%

Total	100%	100%

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Retirement Plans (Continued)

Pension Plan (Continued)

The Company’s investment policy specifies a minimum investment of 50% but not more than 70% in equity securities, a minimum of 30% but not more than 50% in debt securities, and up to 20% in other short-term investments. Plan assets consist primarily of equity and fixed income funds or cash and equivalents. The equity securities do not include any of the Company’s common stock. The plan prohibits transactions investing in commodities, direct real estate, venture capital, private placements and purchasing securities on margin. The plan goal is to comply with all applicable state and federal requirements to meet pension funding requirements. Principal investment objectives are: to meet the financial needs of the plan, to maximize the investment return within plan guidelines and within set risk tolerance levels, and to broadly diversify the plan investments against any negative impact within any one given market. The plan’s investment performance guidelines are set and measured against appropriate portfolio benchmarks. The plan goals, objectives, asset allocation policies and funding forecasts are reviewed periodically within any given plan year, or when significant changes have occurred in plan benefits, participant demographics or funded status.

The benefits expected to be paid under the pension plan as of February 2, 2008 are as follows:

Fiscal Year	(in thousands)
2008	$5,450
2009	4,442
2010	3,651
2011	3,108
2012	2,162
2013 – 2017	9,029

The Company made no contributions to the Pension Plan in Fiscal 2007. The Company contributed $7.7 million to the Pension Plan in Fiscal 2006. Although not required to make a contribution to the Pension Plan next year, the Company may make a contribution in Fiscal 2008.

11.	Selected Quarterly Financial Data – Unaudited

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Fiscal 2007
Net sales	$580,266	$614,494	$600,949	$600,801
Gross margin	$310,996	$311,053	$336,843	$292,372
Net income	$31,455	$31,692	$40,759	$(6,671)
Basic earnings per share	$0.47	$0.51	$0.67	$(0.11)
Diluted earnings per share	$0.46	$0.50	$0.66	$(0.11)

The Fourth Quarter of Fiscal 2007 contained 13 weeks compared to the Fourth Quarter of Fiscal 2006, which contained 14 weeks. During the fourth quarter of Fiscal 2007, the Company recorded a $30.1 million charge related to its restructuring program. See Note 2, “Restructuring”, for further discussion.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Selected Quarterly Financial Data – Unaudited (Continued)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Fiscal 2006
Net sales	$556,173	$609,998	$566,261	$610,475
Gross margin	$315,112	$330,702	$320,665	$290,531
Net income	$38,989	$43,198	$39,264	$21,531
Basic earnings per share	$0.54	$0.60	$0.55	$0.31
Diluted earnings per share	$0.53	$0.59	$0.54	$0.31

The sum of the quarterly per share data may not equal the annual amounts due to changes in the weighted average shares and share equivalents outstanding.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Company for the Quarter ended April 29, 2006 filed on June 7, 2006.

3.2	By-laws of the Company, as amended through August 23, 2007. Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company filed on August 24, 2007.

4.1	Amended and Restated Rights Agreement, dated as of May 1, 2001, between the Company and Mellon Investor Services LLC. Incorporated by reference to Exhibit 1 of Form 8-A/A No. 1 of the Company filed on May 24, 2001.

10.1	Agreement of Lease, dated as of August 3, 2004, between the Company and No. 1 Times Square Development LLC. Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company filed on September 8, 2004.

10.2	Amended and Restated Tax Sharing Agreement, dated as of November 10, 2003, between the Company and Ann Taylor. Incorporated by reference to Exhibit 10.2 to the Form 10-K of the Company filed on March 25, 2004.

†10.3	The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, Amended and Restated as of February 23, 1994 (the “1992 Plan”). Incorporated by reference to Exhibit 10.15 to the Form 10-K of the Company filed on May 1, 1997.

†10.3.1	Amendment to the 1992 Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of the Company for the Quarter ended August 2, 1997 filed on September 12, 1997.

†10.3.2	Amendment to the 1992 Plan dated as of January 16, 1998. Incorporated by reference to Exhibit 10 to the Form 8-K of the Company filed on March 12, 1998.

†10.3.3	Amendment to the 1992 Plan dated as of May 12, 1998. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of the Company for the Quarter ended April 2, 1998 filed on June 16, 1998.

†10.3.4	Amendment to the 1992 Plan dated as of March 10, 2000. Incorporated by reference to Exhibit 10.8.4 to the Form 10-K of the Company filed on April 18, 2000.

†10.3.5	Amendment to the 1992 Plan effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3.5 to the Form 10-K of the Company filed on March 25, 2004.

†10.3.6	Restated Amendment to the 1992 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.1 of Form 10-Q of the Company filed on June 4, 2004.

†10.3.7	Second Restated Amendment to the 1992 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed on September 8, 2004.

†10.3.8	Amendment to the 1992 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.4.8 to the Form 10-K of the Company filed on March 23, 2006.

†10.4	The AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan (the “2000 Plan”). Incorporated by reference to Exhibit 10.4 to the Form 10-K of the Company filed on April 1, 2003.

†10.4.1	First Amendment to the 2000 Plan, adopted January 29, 2002. Incorporated by reference to Exhibit 10.8.1 to the Form 10-K of the Company filed on April 4, 2002.

†10.4.2	Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.4.2 to the Form 10-K of the Company filed on March 25, 2004.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

†10.4.3	Restated Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company filed on June 4, 2004.

†10.4.4	Second Restated Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company filed on September 8, 2004.

†10.4.5	Third Amendment to the 2000 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.5.5 to the Form 10-K of the Company filed on March 23, 2006.

†10.5	AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan (the “2002 Plan”). Incorporated by reference to Exhibit 10.9 to the Form 10-K of the Company filed on April 4, 2002.

†10.5.1	First Amendment to the 2002 Plan, effective as of March 11, 2003. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended May 3, 2003 filed on June 13, 2003.

†10.5.2	Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.5.2 to the Form 10-K of the Company filed on March 25, 2004.

†10.5.3	Restated Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company filed on June 4, 2004.

†10.5.4	Second Restated Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company filed on September 8, 2004.

†10.5.5	Third Amendment to the 2002 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.6.5 to the Form 10-K of the Company filed on March 23, 2006.

†10.6	AnnTaylor Stores Corporation 2003 Equity Incentive Plan (the “2003 Plan”) as amended through March 9, 2006. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on May 2, 2006.

†10.7	AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 18, 2007.

†10.8	AnnTaylor Stores Corporation Deferred Compensation Plan, as amended through August 18, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on August 24, 2005.

†10.9	AnnTaylor Stores Corporation 2004 Long-Term Cash Incentive Plan. Incorporated by reference to Exhibit B to the Proxy Statement of the Company filed on March 25, 2004.

†10.10	AnnTaylor Stores Corporation Special Severance Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.18 to the Form 10-K of the Company filed on April 18, 2000.

†10.10.1	First Amendment to AnnTaylor Stores Corporation Special Severance Plan, effective as of November 16, 2006. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed on November 29, 2006.

†10.11	Employment Agreement, dated as of February 1, 1994, between the Company and Sallie Frame Kasaks. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company for the Quarter ended October 29, 1994 filed on December 12, 1994.

†10.12	Letter Agreement, dated March 16, 2005, between the Company and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.18 to the Form 10-K of the Company filed on April 1, 2005.

†10.13	Separation Agreement, dated as of March 9, 2004, between the Company and Barry Erdos. Incorporated by reference to Exhibit 10.17 to the Form 10-K of the Company filed on March 25, 2004.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

†10.14	Employment Agreement, effective as of October 1, 2005, between the Company and Katherine Lawther Krill. Incorporated by reference to Exhibit 10 to the Form 8-K of the Company filed on November 23, 2005.

†10.15	Agreement, dated as of August 29, 2005, between the Company and Laura Weil. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on September 1, 2005.

†10.16	Form of 2002 Plan Director Non-Qualified Stock Option Agreement, as amended. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on October 29, 2004.

†10.17	Form of 2003 Plan Director Non-Statutory Stock Option Agreement, as amended. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on October 29, 2004.

†10.18	Form of 2003 Plan Restricted Stock Award Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed on May 16, 2006.

†10.19	Form of 2003 Plan Non-Statutory Stock Option Agreement, as amended. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on May 16, 2006.

†10.20	Form of Non-Statutory Stock Option Agreement (not under a Plan). Incorporated by reference to Exhibit 10.11 to the Form 10-Q of the Company filed on June 7, 2006.

†10.21	Form of 2000 Plan Restricted Stock Agreement, as amended. Incorporated by reference to Exhibit 10.9 to the Form 10-Q of the Company filed on June 7, 2006.

†10.22	Form of 2002 Plan Restricted Stock Award Agreement, as amended. Incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company filed on June 7, 2006.

†10.23	Form of 2003 Plan Restricted Stock Award Agreement, as amended. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on May 16, 2006.

†10.24	Form of Restricted Stock Award Agreement (not under a Plan). Incorporated by reference to Exhibit 10.10 to the Form 10-Q of the Company filed on June 7, 2006.

†10.25	Form of 2002 Plan Restricted Stock Award Agreement (performance-vesting). Incorporated by reference to Exhibit 10.29 to the Form 10-K of the Company filed on April 1, 2005.

†10.26	Form of 2003 Plan Restricted Stock Award Agreement (performance-vesting). Incorporated by reference to Exhibit 10.30 to the Form 10-K of the Company filed on April 1, 2005.

†10.27	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on August 24, 2005.

10.28	Second Amended and Restated Credit Agreement, dated as of November 14, 2003, by and among Ann Taylor, Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on November 14, 2003.

10.29	Second Amended and Restated Pledge and Security Agreement, dated as of November 14, 2003, by the Company, Ann Taylor, Annco, Inc., AnnTaylor Distribution Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A. in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on November 14, 2003.

10.30	Second Amended and Restated Parent Guaranty, dated as of November 14, 2003 made by the Company in favor of Bank of America, N.A. in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed on November 14, 2003.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

10.31	Trademark License Agreement, dated August 2, 2005, between AnnTaylor, Inc. and Guangzhou Pan Yu San Yuet Fashion Manufactory Ltd. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on August 8, 2005.

10.32	Stipulation of Settlement and Release of Certain Class Action and Individual Claims. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on August 25, 2006.

†10.33	Agreement, effective as of April 10, 2007, between the Company and Adrienne Lazarus. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on April 13, 2007.

†10.34	Summary of Compensation Arrangements for Non-Employee Directors. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company for the Quarter ended May 5, 2007 filed on June 8, 2007.

†10.35	Summary of Compensation Arrangements for Certain Officers. Incorporated by reference to Exhibit 10.3 to Exhibit 10 to the Form 8-K of the Company filed on March 20, 2007.

†10.36	Form of 2000 Non-Qualified Stock Option and Restricted Stock Award Plan updated Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company for the Quarter ended May 5, 2007 filed on June 8, 2007.

†10.37	Form of 2002 Non-Qualified Stock Option and Restricted Stock and Unit Award Plan updated Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company for the Quarter ended May 5, 2007 filed on June 8, 2007.

†10.38	Separation Agreement, dated as of August 16, 2007, between AnnTaylor, Inc. and James Smith. Incorporated by reference to Exhibit 10.1 to the Form 8-Kof the Company filed on August 16, 2007.

†10.39	Letter Agreement, dated September 11, 2007, between the Company and Brian Lynch. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company for the Quarter ended August 4, 2007 filed on September 11, 2007.

†10.40	Letter Agreement, dated as of September 5, 2007, between the Company and Michael J. Nicholson. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on September 17, 2007.

†10.41	Agreement, dated September 5, 2007, between the Company and Michael J. Nicholson. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on September 17, 2007.

*†10.42	AnnTaylor Stores Corporation 2008 Non-Qualified Deferred Compensation Plan.

21	Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Form 10-K of the Company filed on April 1, 2003.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.
†	Management contract or compensatory plan or arrangement.