Form 10-Q
period 2008-05-03
ANNTAYLOR STORES CORP
filed 2008-05-29
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 24, 2008
Common Stock, $.0068 par value	59,036,253

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

•	risks associated with the Company’s reliance on foreign sources of production, including financial or political instability in any of the countries in which the Company’s goods are manufactured;

•	risks associated with a failure by independent manufacturers to comply with the Company’s quality, product safety and social practices requirements;

•	the potential impact of natural disasters and public health concerns, particularly on the Company’s foreign sourcing offices and manufacturing operations of the Company’s vendors;

•	acts of war or terrorism in the United States or worldwide;

•	work stoppages, slowdowns or strikes;

•	the Company’s ability to hire, retain and train key personnel;

•	the Company’s ability to successfully upgrade and maintain its information systems, including adequate system security controls;

•	the Company’s ability to continue operations in accordance with its business continuity plan in the event of an interruption;

•

the Company’s ability to achieve the results of its restructuring program, including the risk that the benefits expected from the restructuring program will not be achieved or may take longer to achieve than expected; and

•	changes in management’s assumptions and projections concerning costs and timing in execution of the restructuring program.

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

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters Ended May 3, 2008 and May 5, 2007

(unaudited)

	Quarters Ended
	May 3, 2008	May 5, 2007
	(In thousands, except per share amounts)
Net sales	$591,663	$580,266
Cost of sales	276,738	269,270

Gross margin	314,925	310,996
Selling, general and administrative expenses	269,968	261,348
Restructuring and asset impairment charges	3,723	—

Operating income	41,234	49,648
Interest income	792	3,076
Interest expense	424	541

Income before income taxes	41,602	52,183
Income tax provision	15,705	20,728

Net income	$25,897	$31,455

Earnings per share:
Basic earnings per share	$0.43	$0.47
Weighted average shares outstanding	59,577	67,331
Diluted earnings per share	$0.43	$0.46
Weighted average shares outstanding assuming dilution	59,883	68,404

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

May 3, 2008, February 2, 2008 and May 5, 2007

(unaudited)

	May 3, 2008	February 2, 2008	May 5, 2007
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$119,169	$134,025	$174,321
Short-term investments	—	9,110	—
Accounts receivable	27,328	16,944	31,132
Merchandise inventories	252,350	250,697	281,314
Deferred income taxes	30,214	29,161	25,710
Prepaid expenses and other current assets	54,477	67,954	48,587

Total current assets	483,538	507,891	561,064
Property and equipment, net	552,045	561,270	552,545
Goodwill	286,579	286,579	286,579
Deferred financing costs, net	1,517	288	561
Deferred income taxes	21,902	23,314	22,463
Other assets	14,921	14,413	8,875

Total assets	$1,360,502	$1,393,755	$1,432,087

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$99,549	$125,388	$103,200
Accrued salaries and bonus	19,824	13,000	10,715
Accrued tenancy	44,817	44,945	39,780
Gift certificates and merchandise credits redeemable	43,585	54,564	41,620
Accrued expenses	81,079	74,979	82,096

Total current liabilities	288,854	312,876	277,411
Deferred lease costs	227,020	230,052	214,971
Deferred income taxes	1,885	1,960	1,419
Other liabilities	9,025	9,383	10,289

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,331,358, 82,288,607 and 82,200,407 shares issued, respectively	560	560	559
Additional paid-in capital	780,855	781,048	760,086
Retained earnings	792,305	766,408	700,628
Accumulated other comprehensive loss	(3,738)	(3,460)	(5,257)

	1,569,982	1,544,556	1,456,016

Treasury stock, 22,768,209, 21,408,843 and 16,502,596 shares respectively, at cost	(736,264)	(705,072)	(528,019)

Total stockholders’ equity	833,718	839,484	927,997

Total liabilities and stockholders’ equity	$1,360,502	$1,393,755	$1,432,087

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended May 3, 2008 and May 5, 2007

(unaudited)

	Quarters Ended
	May 3, 2008	May 5, 2007
	(in thousands)
Operating activities:
Net income	$25,897	$31,455
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Deferred income taxes	275	(4,317)
Depreciation and amortization	30,701	28,446
Loss on disposal and write-down of property and equipment	1,150	1,131
Non-cash compensation expense	4,536	6,141
Non-cash interest and other non-cash items	(71)	240
Non-cash restructuring and asset impairment charges	2,238	—
Tax (deficiency) benefit from exercise/vesting of stock awards	(168)	1,693
Changes in assets and liabilities:
Accounts receivable	(10,384)	(14,643)
Merchandise inventories	(1,653)	(47,708)
Prepaid expenses and other current assets	13,477	5,758
Other non-current assets and liabilities, net	(4,092)	6,922
Accounts payable and accrued expenses	(22,948)	(28,395)

Net cash provided by (used for) operating activities	38,958	(13,277)

Investing activities:
Purchases of marketable securities	(112)	—
Sales of marketable securities	9,118	—
Purchases of property and equipment	(25,959)	(14,505)

Net cash used for investing activities	(16,953)	(14,505)

Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	720	1,245
Proceeds from exercise of stock options	316	5,328
Excess tax benefits from stock-based compensation	21	1,727
Repurchases of common and restricted stock	(36,789)	(166,757)
Payment of financing costs	(1,129)	—

Net cash used for financing activities	(36,861)	(158,457)

Net decrease in cash	(14,856)	(186,239)
Cash and cash equivalents, beginning of period	134,025	360,560

Cash and cash equivalents, end of period	$119,169	$174,321

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$329	$417

Income taxes	$1,916	$3,857

Accrual for purchases of property and equipment	$21,118	$19,868

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

The results of operations for the 2008 interim period shown in the Condensed Consolidated Financial Statements (unaudited) are not necessarily indicative of results to be expected for Fiscal 2008.

Deferred income taxes previously included in prepaid and other current assets, other assets and other liabilities on the Condensed Consolidated Balance Sheet as of May 5, 2007 have been reclassified to separate line items to conform to the May 3, 2008 presentation.

The February 2, 2008 Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet of AnnTaylor Stores Corporation (the “Company”).

Detailed footnote information is not included in this Report. The financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

2.	Recent Accounting Pronouncements

Recently Issued Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is in the process of evaluating the new disclosure requirements under SFAS No. 161, but does not expect adoption of SFAS No. 161 to have an impact on its consolidated financial statements.

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2.	Recent Accounting Pronouncements (continued)

Recently Adopted Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on February 3, 2008. The adoption of SFAS No. 159 did not have any impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2 (“FSP FAS 157-2”) that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the effective date deferral discussed above, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on February 3, 2008. See Note 3, “Fair Value Measurements” for further discussion.

3.	Fair Value Measurements

Effective February 3, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements.

SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3.	Fair Value Measurements (continued)

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

	May 3, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Deferred compensation plan assets (a)	$1,492	$1,492	$—	$—
Auction rate securities (b)	5,696	—	—	5,696

Total assets	$7,188	$1,492	$—	$5,696

(a)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives and other highly compensated employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust.
(b)	At May 3, 2008, the Company had $6.0 million invested in auction rate securities with a fair market value of $5.7 million. As a result of the recent deterioration of the credit markets, auctions for these securities failed during the first quarter of Fiscal 2008. Consequently, fair value measurements have been estimated using an income-approach model (discounted cash-flow analysis). The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. See Note 5, “Investments” for further discussion of the Company’s auction rate securities.

The following table provides a reconciliation of the beginning and ending balances for the Company’s investment in auction rate securities, as these assets are measured at fair value using significant unobservable inputs (Level 3):

Level 3
(in thousands)
Balance on February 2, 2008	$—
Transfers in and/or (out) of Level 3 (1)	6,000
Total losses realized/unrealized included in earnings	—
Total losses included in other comprehensive income	(304)
Purchases, sales, issuances and settlements, net	—

Balance on May 3, 2008	$5,696

(1)	Based on the deteriorated market conditions affecting the Company’s investment in auction-rate securities classified as available-for-sale, the Company changed its fair value measurement methodology from quoted prices in active markets to a discounted cash flow model during the first quarter of Fiscal 2008. Accordingly, these securities were valued using Level 3 inputs.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4.	Restructuring

In Fiscal 2007, the Company initiated a multi-year restructuring program designed to enhance profitability and improve overall operating effectiveness. The restructuring program includes closing 117 underperforming stores over a three-year period, reducing the Company’s corporate staff by approximately 13% and undertaking a broad-based productivity initiative that includes, among other things, the strategic procurement of non-merchandise goods and services.

During the first quarter of Fiscal 2008, the Company recorded restructuring charges of $3.7 million related to the non-cash write-down of store assets, severance and other costs related to the restructuring. The restructuring and asset impairment charges are included as a separate line item on the Company’s Condensed Consolidated Statement of Income. Costs expected to be incurred in Fiscal 2008 total approximately $7 to $10 million.

The following table details information related to restructuring charges recorded during the quarter ended May 3, 2008:

	Asset Impairment	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at February 2, 2008	$—	$(4,227)	$(500)	$(4,727)
Restructuring provision	(2,238)	(360)	(1,125)	(3,723)

Subtotal	(2,238)	(4,587)	(1,625)	(8,450)

Cash payments	—	1,679	551	2,230
Non-cash adjustments	2,238	—	—	2,238

Balance at May 3, 2008	$—	$(2,908)	$(1,074)	$(3,982)

5.	Investments

At May 3, 2008 and February 2, 2008, the Company had $6.0 million and $15.0 million, respectively, invested in auction rate securities with a fair market value of $5.7 million and $15.0 million, respectively. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these auction rate securities are classified as available-for-sale and are carried at fair market value. The Company had no amounts invested in auction rate securities at May 5, 2007.

In the first quarter of Fiscal 2008, auctions related to these securities failed. The Company believes it is likely that these auctions will continue to be unsuccessful in the near term. Unsuccessful auctions limit the short-term liquidity of these investments; therefore the Company has recorded its investment in auction rate securities as long-term, included in other assets, on its Condensed Consolidated Balance Sheets as of May 3, 2008 and February 2, 2008. While recent failures in the auction process have affected the Company’s ability to access these funds in the near term, it does not believe that the underlying securities or collateral have been permanently affected. The Company expects to continue to earn interest at the prevailing rates on its remaining investment in auction rate securities.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5.	Investments (continued)

During the quarter ended May 3, 2008 the Company recorded a temporary impairment charge of approximately $0.3 million to accumulated other comprehensive loss related to its investment in auction rate securities. The $5.7 million net carrying value as of May 3, 2008 represents the Company’s best estimate of the fair value of these investments based on currently available information. Due to the uncertainty in the credit markets, it is reasonably possible that the fair value of these investments may change in the near term. If the credit markets recover and successful auctions resume, the Company may be able to recover an amount greater than the carrying value of its investment in auction rate securities. However, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment in auction rate securities through additional impairment charges and may need to consider an other-than-temporary impairment charge. An estimate of these future losses or gains cannot be made by the Company at this time.

The investments held in trust for the Company’s Non-Qualified Deferred Compensation Plan are treated as trading securities and are classified as a long-term asset on the Company’s Condensed Consolidated Balance Sheets included in other assets. Unrealized holding gains and losses on trading securities are included in interest income on the Company’s Condensed Consolidated Statements of Income.

6.	Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and vesting of unvested restricted stock, if the effect is dilutive.

	Quarters Ended
	May 3, 2008			May 5, 2007
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share	$25,897	59,577	$0.43	$31,455	67,331	$0.47

Effect of Dilutive Securities	—	306		—	1,073

Diluted Earnings per Share	$25,897	59,883	$0.43	$31,455	68,404	$0.46

Options to purchase 2,987,695 shares of common stock during the quarter ended May 3, 2008, and 82,476 shares of common stock during the quarter ended May 5, 2007 were excluded from the above computations of weighted-average shares for diluted earnings per share. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods. In addition, 205,000 shares and 215,667 shares of unvested restricted stock were excluded from the above calculations for the quarters ended May 3, 2008 and May 5, 2007, respectively, due to contingencies placed on their vesting which had not been satisfied as of those dates.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.	Share-based Payments

Stock Incentive Plans

During the quarters ended May 3, 2008 and May 5, 2007, the Company recognized approximately $4.3 million and $5.7 million, respectively, in total share-based compensation expense. As of May 3, 2008, there was $19.3 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years. As of May 3, 2008, there was $21.5 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years.

Stock Options

The following table summarizes stock option activity for the quarter ended May 3, 2008:

	Quarter Ended
	Shares	Weighted - Average Exercise Price
Options outstanding at February 2, 2008	3,698,949	$28.65
Granted	753,633	23.97
Forfeited or expired	(122,546)	33.36
Exercised	(18,217)	17.34

Options outstanding at May 3, 2008	4,311,819	$27.75

Vested and exercisable at May 3, 2008	2,218,415	$26.02

Options expected to vest at May 3, 2008	1,787,512	$30.47

The weighted-average fair value of options granted during the quarters ended May 3, 2008 and May 5, 2007, estimated as of the grant date using the Black-Scholes option pricing model, was $8.73 and $12.23 per share, respectively.

The fair value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarters Ended
	May 3, 2008	May 5, 2007
Expected volatility	41.7%	33.0%
Risk-free interest rate	2.4%	4.4%
Expected life (years)	4.2	4.4
Dividend yield	—	—

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.	Share-based Payments (continued)

Restricted Stock

The following table summarizes restricted stock activity for the quarter ended May 3, 2008:

	Time - Based		Performance - Based
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at February 2, 2008	729,052	$32.27	225,667	$32.78
Granted	252,500	23.98	99,000	25.48
Vested	(174,059)	23.19	—	—
Forfeited	(31,102)	34.46	(119,667)	32.50

Restricted stock awards at May 3, 2008	776,391	$31.52	205,000	$29.42

The 99,000 shares of performance-based restricted stock granted in April 2008 included in the above table assume an achievement level of 100% of the performance target. These awards vest over a three year period based on achievement of a performance target set annually for each tranche of the grant. Based on Company performance, grantees may earn 75% to 125% of the shares granted with respect to each tranche. If the minimum performance target is not met, grantees will not earn any shares with respect to that tranche. The Company also modified previously granted unvested awards of performance-based restricted stock to permit vesting of 75% to 100% of the shares granted with respect to each unvested tranche based upon Company performance. This modification had no impact on the results of operations. These awards are likewise included in the above table assuming an achievement level of 100% of the performance target. If the minimum performance target is not met, grantees will not earn any shares with respect to that tranche.

8.	Long-Term Debt

On April 23, 2008, AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders, which amended Ann Taylor, Inc.’s then existing $175 million senior secured revolving credit facility scheduled to expire in November 2008. At AnnTaylor, Inc.’s option, the Credit Facility provides for an increase in the total facility and the aggregate commitments thereunder up to $350 million, subject to obtaining commitments for the requested increased amount. The Credit Facility expires on April 23, 2013 (unless terminated earlier) and may be used by AnnTaylor, Inc. and certain of its subsidiaries for working capital, letters of credit and other general corporate purposes.

Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under either credit facility at any point during the quarter ended May 3, 2008 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $57.2 million, $111.1 million and $100.8 million as of May 3, 2008, February 2, 2008 and May 5, 2007, respectively, leaving a remaining available balance for loans and letters of credit of $192.8 million, $63.9 million and $74.2 million, respectively.

The Credit Facility permits the payment of cash dividends by the Company (and dividends by AnnTaylor, Inc. to fund such cash dividends) if, after the payment of such dividends, Liquidity (as defined in the Credit Facility) is greater than $37.5 million. Certain subsidiaries of the Company are also permitted to: pay dividends to the Company to fund certain taxes owed by the Company; fund ordinary operating expenses of the Company not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year; and for certain other stated purposes (subject to certain exceptions).

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9.	Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended
	May 3, 2008	May 5, 2007
	(in thousands)
Net periodic pension cost:
Service cost	$—	$1,525
Interest cost	500	575
Expected return on plan assets	(600)	(725)
Amortization of prior service cost	—	25
Amortization of actuarial loss	35	175

Net periodic pension cost	$(65)	$1,575

The Company made no contributions to its pension plan during the quarters ended May 3, 2008 and May 5, 2007.

10.	Securities Repurchase Program

In August 2007, the Company’s Board of Directors approved a $300 million securities repurchase program (the “August 2007 Program”). Under the August 2007 Program, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate and other purposes. During the quarter ended May 3, 2008, the Company repurchased 1,508,876 shares of its common stock at a cost of approximately $35.3 million.

11.	Income Taxes

The following table shows the Company’s effective income tax rate for the quarters ended May 3, 2008 and May 5, 2007:

	Quarters Ended
	May 3, 2008	May 5, 2007
Effective income tax rate	37.8%	39.7%

The Company’s effective income tax rate decreased due to a one-time discrete item that had a favorable impact of approximately two percentage points for the quarter. The discrete item was related to the reversal of a reserve recorded by the Company for non-deductible executive compensation in the fourth quarter of Fiscal 2007, which was reversed as a result of an IRS ruling during the first quarter of Fiscal 2008.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

12.	Comprehensive Income

The components of comprehensive income are shown below:

	Quarters Ended
	May 3, 2008	May 5, 2007
	(in thousands)
Net income	$25,897	$31,455
Add back amortization of actuarial loss, net of taxes of approximately $9,000 and $74,000, respectively	26	101
Add back amortization of prior service costs, net of taxes of approximately $10,000	—	15
Temporary impairment of available-for-sale securities (see Note 5)	(304)	—

Comprehensive income	$25,619	$31,571

13.	Legal Proceedings

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

General

AnnTaylor Stores Corporation (the “Company”, “we”, “us” and “our”), through its wholly owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “Loft” and “Ann Taylor Loft” (“LOFT”) and “Ann Taylor Factory” brands. The Ann Taylor brand is focused on updated classic, yet stylish, professional and special occasion dressing that is sophisticated and versatile and always of high quality. The LOFT brand is focused on fashionable updated classics that are relaxed and casual and that offer good quality and value. Ann Taylor Factory offers factory-direct product exclusively in the outlet environment. As of May 3, 2008, we operated 941 stores in 46 states, the District of Columbia and Puerto Rico, and also Online stores at www.anntaylor.com and www.anntaylorLOFT.com. Unless the context indicates otherwise, all references herein to the Company, we, us and our include the Company and its wholly owned subsidiaries.

Management Overview

The first quarter of fiscal 2008 was a solid one for the Company. Despite a difficult macroeconomic and consumer environment, we effectively managed inventory levels and overall expenses to deliver solid bottom line performance for the quarter. Driving this overall performance was our strategy to focus on strengthening our core businesses and reducing our cost structure in what continues to be an uncertain and highly volatile retail environment.

Net sales for the quarter increased 2% to $591.7 million, primarily reflecting square footage growth and higher internet sales, partially offset by a 4.3% overall comparable store sales decline stemming, in part, from the highly volatile traffic environment across all divisions. LOFT achieved solid sales results for the quarter, while sales at Ann Taylor were softer. Specifically, net sales at LOFT grew 7.5% in the quarter, driven by a 0.7% gain in comparable store sales and the benefit of new stores. By contrast, Ann Taylor experienced an 11.1% decline in net sales, with comparable store sales down 11.5%.

In terms of overall performance, as expected, Ann Taylor had a difficult quarter, with both the top line and margins under pressure. We continued to work through assortments that, while appropriate for the brand, were too serious and not as compelling, modern or versatile as needed to meet the more relaxed and fashionable wardrobing needs that clients now have. We are in the process of implementing enhancements to our product, our marketing and our in-store environment, and we expect these changes will start having an impact on the business beginning in the fall season. Importantly, we did a good job managing Ann Taylor’s inventory levels during the quarter and entered the second quarter with inventory per square foot down 11% versus year-ago.

LOFT had a very good quarter. In addition to top-line growth, LOFT effectively managed inventory levels and overall expenses to end the quarter with margins significantly higher than year-ago. LOFT’s product assortments are much-improved versus last year, and clients are responding positively to the style and value that LOFT represents—particularly during these difficult economic times. Inventory levels were particularly well-managed, with LOFT entering the second quarter of fiscal 2008 with inventory per square foot down 20% versus year-ago.

Our Factory business delivered another strong quarter, despite slowing traffic trends in the outlet channel. Factory achieved strong sales growth versus year-ago and delivered very good margins for the quarter. We are aggressively expanding in this channel in 2008, including the planned launch of LOFT Outlet this summer.

Reflecting our ongoing commitment to enhance shareholder value, during the first quarter of 2008, we repurchased 1.5 million shares of our common stock at a cost of $35.3 million. We entered the second quarter with approximately $225 million remaining under our current $300 million share repurchase program. We also continued to execute our strategic restructuring program, closing 13 underperforming stores during the quarter. We believe that these efforts, combined with continued focus on our core brands, will help to position us for solid growth in the future.

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

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended
	May 3, 2008	May 5, 2007
Net sales	100.0%	100.0%
Cost of sales	46.8	46.4

Gross margin	53.2	53.6
Selling, general and administrative expenses	45.6	45.0
Restructuring and asset impairment charges	0.6	—

Operating income	7.0	8.6
Interest income	0.1	0.5
Interest expense	0.1	0.1

Income before income taxes	7.0	9.0
Income tax provision	2.6	3.6

Net income	4.4%	5.4%

The following table sets forth selected consolidated income statement data expressed as a percentage change from the comparable prior period.

	Quarters Ended
	May 3, 2008	May 5, 2007
	increase (decrease)
Net sales	2.0%	4.3%
Operating income	(16.9)%	(21.8)%
Net income	(17.7)%	(19.3)%

Sales and Store Data

The following table sets forth certain sales and store data:

	Quarters Ended
	May 3, 2008	May 5, 2007
Net sales (in thousands)
Total Company	$591,663	$580,266
Ann Taylor	197,602	222,202
LOFT	294,957	274,274
Other	99,104	83,790

Comparable store sales percentage increase (decrease) (a)
Total Company	(4.3)%	(3.3)%
Ann Taylor	(11.5)%	0.9%
LOFT	0.7%	(9.0)%

Average dollars per transaction
Total Company	$82.79	$82.87
Ann Taylor	94.92	98.17
LOFT	74.57	71.65

Average units per transaction
Total Company	2.49	2.32
Ann Taylor	2.18	2.02
LOFT	2.52	2.36

Average unit retail sold
Total Company	$33.25	$35.72
Ann Taylor	43.54	48.60
LOFT	29.59	30.36

Net sales per average gross square foot (b)
Total Company	$109	$114
Ann Taylor	106	119
LOFT	97	98

Sales and Store Data (Continued)

	Quarters Ended
	May 3, 2008	May 5, 2007
Total store square footage at end of period (in thousands) (b)
Total Company	5,487	5,132
Ann Taylor	1,851	1,866
LOFT	3,036	2,814

Number of:
Stores open at beginning of period	929	869
New stores	25	12
Closed stores	(13)	(3)

Stores open at end of period	941	878

Expanded stores	5	2

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening.
(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased 2.0% during the quarter ended May 3, 2008 over the comparable 2007 period due to the net addition of 63 stores (new stores opened, less stores closed) and growth at LOFT and our internet business, partially offset by softness at Ann Taylor. By division, Ann Taylor’s net sales decreased $24.6 million, or 11.1%, while LOFT experienced an increase of $20.7 million, or 7.5%. Comparable store sales decreased 4.3% for the quarter, reflecting an overall decline in traffic that affected both divisions and product issues at Ann Taylor. This was partially offset by strength at LOFT, due to positive client response to merchandise assortments.

Cost of Sales and Gross Margin

The following table shows cost of sales and gross margin in dollars and the related gross margin percentages for the quarters ended May 3, 2008 and May 5, 2007:

	Quarters Ended
	May 3, 2008	May 5, 2007
	(dollars in thousands)
Cost of sales	$276,738	$269,270
Gross margin	$314,925	$310,996
Percentage of net sales	53.2%	53.6%

The decline in gross margin as a percentage of net sales for the quarter ended May 3, 2008 as compared to comparable 2007 period was due to strong gross margin results at LOFT and Factory, as a result of successful inventory management and strong product assortments, offset by lower gross margin at Ann Taylor due to a product assortment that lacked fashion newness.

Selling, General and Administrative Expenses

The following table shows selling, general and administrative expenses in dollars and as a percentage of net sales for the quarters ended May 3, 2008 and May 5, 2007:

	Quarters Ended
	May 3, 2008	May 5, 2007
	(dollars in thousands)
Selling, general and administrative expenses	$269,968	$261,348
Percentage of net sales	45.6%	45.0%

The increase in selling, general and administrative expenses as a percentage of net sales primarily reflected the negative impact of deleveraging, higher performance-based compensation expense and planned investments in our new LOFT Outlet concept, partially offset by restructuring program savings.

Restructuring and Asset Impairment Charges

During the quarter ended May 3, 2008, we recorded pre-tax restructuring charges of approximately $3.7 million, or 0.6% of net sales, related to the non-cash write-down of store assets, severance and other costs incurred during the period.

Interest Income

The following table shows interest income in dollars and as a percentage of net sales for the quarters ended May 3, 2008 and May 5, 2007:

	Quarters Ended
	May 3, 2008	May 5, 2007
	(dollars in thousands)
Interest income	$792	$3,076
Percentage of net sales	0.1%	0.5%

Interest income decreased for the quarter ended May 3, 2008 due to a lower cash balance due to our stock repurchase activity over the past year as well as lower interest rates.

Interest Expense

The following table shows interest expense in dollars and as a percentage of net sales for the quarters ended May 3, 2008 and May 5, 2007:

	Quarters Ended
	May 3, 2008	May 5, 2007
	(dollars in thousands)
Interest expense	$424	$541
Percentage of net sales	0.1%	0.1%

Interest expense includes various charges, the largest of which are fees related to our Credit Facility. See “Liquidity and Capital Resources” and Note 8, “Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes

The following table shows our effective income tax rate for the quarters ended May 3, 2008 and May 5, 2007:

	Quarters Ended
	May 3, 2008	May 5, 2007
Effective income tax rate	37.8%	39.7%

The decrease in our effective income tax rate was primarily due to a one-time discrete item that had a favorable impact of approximately two percentage points for the quarter. The discrete item was related to the reversal of a reserve we recorded for non-deductible executive compensation in the fourth quarter of Fiscal 2007, which was reversed as a result of an IRS ruling in the first quarter of Fiscal 2008.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of our liquidity:

	May 3, 2008	February 2, 2008	May 5, 2007
	(dollars in thousands)
Working capital	$194,684	$195,015	$283,653
Current ratio	1.67:1	1.62:1	2.02:1

Operating Activities

The increase in cash provided by operating activities for quarter ended May 3, 2008, compared with quarter ended May 5, 2007, was due to a decrease in cash used for the purchase of merchandise inventories and other non-current assets and liabilities offset by a decrease in accounts payable and other current liabilities.

Investing Activities

Cash used for investing activities was $17.0 million for the quarter ended May 3, 2008, compared with $14.5 million for the quarter ended May 5, 2007. The change in cash used for investing activities was primarily due to an increase in cash used for the purchase of property and equipment, partially offset by the cash impact associated with the maturity of short-term investments.

At May 3, 2008 and February 2, 2008, we had $6.0 million and $15.0 million, respectively, invested in auction rate securities, with a fair value of $5.7 million and $15.0 million, respectively. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these auction rate securities are classified as available-for-sale and are carried at fair market value. We had no amounts invested in auction rate securities at May 5, 2007.

In the first quarter of Fiscal 2008, auctions related to these securities failed. We believe it is likely that these auctions will continue to be unsuccessful in the near term. Unsuccessful auctions limit the short-term liquidity of these investments, therefore we have recorded our investment in auction rate securities as long-term, included in other assets, on our Condensed Consolidated Balance Sheets as of May 3, 2008 and February 2, 2008. While recent failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been permanently affected. We expect to continue to earn interest at the prevailing rates on our remaining investment in auction rate securities.

During the quarter ended May 3, 2008, we recorded a temporary impairment charge of approximately $0.3 million to accumulated other comprehensive loss related to our investment in auction rate securities. The $5.7 million net carrying value as of May 3, 2008 represents our best estimate of the fair value of these investments based on currently available information. Due to the uncertainty in the credit markets, it is reasonably possible that the fair value of these investments may change in the near term. If the credit markets recover and successful auctions resume, we may be able to recover an amount greater than the carrying value of our investment in auction rate securities. However, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to further adjust the carrying value of our investment in auction rate securities through additional impairment charges and may need to consider an other-than-temporary impairment charge. We cannot make an estimate of these future losses or gains at this time.

Financing Activities

Cash used for financing activities was $36.9 million for the quarter ended May 3, 2008, compared with $158.5 million for the quarter ended May 5, 2007. The decrease in cash used for financing activities was primarily due to lower stock repurchase activity partially offset by lower proceeds from the exercise of stock options.

On April 23, 2008, AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America N.A. and a syndicate of lenders, which amended Ann Taylor, Inc.’s then existing $175 million senior secured revolving credit facility scheduled to expire in November 2008. At AnnTaylor, Inc.’s option, the Credit Facility provides for an increase in the total facility and the aggregate commitments thereunder up to $350 million, subject to obtaining commitments for the requested increased amount. The Credit Facility expires on April 23, 2013 (unless terminated earlier) and may be used by AnnTaylor, Inc. and certain of its subsidiaries for working capital, letters of credit and other general corporate purposes.

Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under either credit facility at any point during the quarter ended May 3, 2008 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $57.2 million, $111.1 million and $100.8 million as of May 3, 2008, February 2, 2008 and May 5, 2007, respectively, leaving a remaining available balance for loans and letters of credit of $192.8 million, $63.9 million and $74.2 million, respectively. See Note 8, “Long-Term Debt”, in the Notes to Condensed Consolidated Financial Statements for further discussion of the Credit Facility.

The Credit Facility permits the payment of cash dividends by the Company (and dividends by AnnTaylor, Inc. to fund such cash dividends) if, after the payment of such dividends, Liquidity (as defined in the Credit Facility) is greater than $37.5 million. Certain of our subsidiaries are also permitted to: pay dividends to us to fund certain taxes owed by us; fund ordinary operating expenses not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year; and for certain other stated purposes (subject to certain exceptions).

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to merchandise inventory valuation, asset impairment, income taxes and stock-based compensation. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Recent Accounting Pronouncements

Recently Issued Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are in the process of evaluating the new disclosure requirements under SFAS No. 161, but we do not expect adoption of SFAS No. 161 to have an impact on our consolidated financial statement.

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

Recently Adopted Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2 that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the potential effective date deferral discussed above, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. See Note 3, “Fair Value Measurements” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Ann Taylor Inc.’s Third Amended and Restated $250 million senior secured revolving credit facility allows for investments in certain financial instruments with original maturity dates of up to 360 days. Generally, less than 20% of these financial instruments have a fixed rate of return and are therefore subject to interest rate risk. Any fixed rate investments (such as auction rate securities) will decline in value if interest rates increase. Due to the short duration of these financial instruments and the percentage of the Company’s investment portfolio they comprise, a change of 100 basis points in interest rates would not have a material effect on the Company’s financial condition.

At May 3, 2008 and February 2, 2008, the Company had $6.0 million and $15.0 million, respectively, invested in auction rate securities, with a fair market value of $5.7 million and $15.0 million, respectively. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these auction rate securities are classified as available-for-sale and are carried at fair market value. The Company had no amounts invested in auction rate securities at May 5, 2007.

During the quarter ended May 3, 2008, the Company recorded a temporary impairment charge of approximately $0.3 million to accumulated other comprehensive loss related to its investment in auction rate securities. The $5.7 million net carrying value as of May 3, 2008 represents the Company’s best estimate of the fair value of these investments based on currently available information. Due to the uncertainty in the credit markets, it is reasonably possible that the fair value of these investments may change in the near term. If the credit markets recover and successful auctions resume, the Company may be able to recover an amount greater than the carrying value of its investment in auction rate securities. However, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment in auction rate securities through additional impairment charges and may need to consider an other-than-temporary impairment charge. An estimate of these future losses or gains cannot be made by the Company at this time.

In the first quarter of Fiscal 2008, auctions related to these securities failed. The Company believes it is likely that these auctions will continue to be unsuccessful in the near term. Unsuccessful auctions limit the short-term liquidity of these investments, therefore the Company has recorded its investment in auction rate securities as long-term, included in other assets, on its Condensed Consolidated Balance Sheets as of May 3, 2008 and February 2, 2008. While recent failures in the auction process have affected the Company’s ability to access these funds in the near term, it does not believe that the underlying securities or collateral have been permanently affected. The Company expects to continue to earn interest at the prevailing rates on its remaining investment in auction rate securities.

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

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
February 3, 2008 to March 1, 2008	2,883	$24.61	—	$259,913
March 2, 2008 to April 5, 2008	705,280	23.67	645,400	244,602
April 6, 2008 to May 3, 2008	864,151	23.17	863,276	224,602

	1,572,314		1,508,676

(a)	Includes 63,638 shares of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced program.
(b)	These shares were part of the $300 million securities repurchase program approved by the Company’s Board of Directors on August 23, 2007. The repurchase program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

Item 6.	Exhibits.

10.1	Third Amended and Restated Credit Agreement, dated as of April 23, 2008, by and among AnnTaylor, Inc., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative and Collateral Agent, and JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and RBS Citizens, N.A., as Syndication Agents. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on April 29, 2008.

10.2	Third Amended and Restated Pledge and Security Agreement, dated as of April 23, 2008, by AnnTaylor, Inc., AnnTaylor Stores Corporation, Annco, Inc., AnnTaylor Distribution Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on April 29, 2008.

10.3	Third Amended and Restated Parent Guaranty, dated as of April 23, 2008, made by AnnTaylor Stores Corporation in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed on April 29, 2008.

10.4	Trademark Security Agreement, dated as of April 23, 2008, made by Annco, Inc., in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company filed on April 29, 2008.

10.5	AnnTaylor Stores Corporation 2003 Equity Incentive Plan (the “2003 Plan”) as amended through March 13, 2008. Incorporated by reference to Exhibit A to the Proxy Statement of the Company filed on April 3, 2008.

*10.6	Summary of Compensation Arrangements for Non-Employee Directors.

*10.7	Amendment to Amended and Restated AnnTaylor Stores Corporation Management Performance Compensation Plan, effective as of March 13, 2008.

*10.8	Fourth Amendment to the AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan, effective as of March 13, 2008.

*10.9	Fourth Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 13, 2008.

*10.10	Amendment to the 2004 Long-Term Cash Incentive Plan, effective as of March 13, 2008.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: May 29, 2008	By:	/s/ Kay Krill
Kay Krill
President & Chief Executive Officer (Principal Executive Officer)

Date: May 29, 2008	By:	/s/ Michael J. Nicholson
Michael J. Nicholson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

10.1	Third Amended and Restated Credit Agreement, dated as of April 23, 2008, by and among AnnTaylor, Inc., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative and Collateral Agent, and JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and RBS Citizens, N.A., as Syndication Agents. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on April 29, 2008.

10.2	Third Amended and Restated Pledge and Security Agreement, dated as of April 23, 2008, by AnnTaylor, Inc., AnnTaylor Stores Corporation, Annco, Inc., AnnTaylor Distribution Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on April 29, 2008.

10.3	Third Amended and Restated Parent Guaranty, dated as of April 23, 2008, made by AnnTaylor Stores Corporation in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed on April 29, 2008.

10.4	Trademark Security Agreement, dated as of April 23, 2008, made by Annco, Inc., in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company filed on April 29, 2008.

10.5	AnnTaylor Stores Corporation 2003 Equity Incentive Plan (the “2003 Plan”) as amended through March 13, 2008. Incorporated by reference to Exhibit A to the Proxy Statement of the Company filed on April 3, 2008.

*10.6	Summary of Compensation Arrangements for Non-Employee Directors.

*10.7	Amendment to Amended and Restated AnnTaylor Stores Corporation Management Performance Compensation Plan, effective as of March 13, 2008.

*10.8	Fourth Amendment to the AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan, effective as of March 13, 2008.

*10.9	Fourth Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 13, 2008.

*10.10	Amendment to the 2004 Long-Term Cash Incentive Plan, effective as of March 13, 2008.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.