Form 10-Q
period 2008-08-02
ANNTAYLOR STORES CORP
filed 2008-08-22
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 15, 2008
Common Stock, $.0068 par value	57,053,301

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

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Six Months Ended August 2, 2008 and August 4, 2007

(unaudited)

	Quarters Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(in thousands, except per share amounts)
Net sales	$592,315	$614,494	$1,183,978	$1,194,760
Cost of sales	282,113	303,441	558,851	572,711

Gross margin	310,202	311,053	625,127	622,049
Selling, general and administrative expenses	260,552	259,132	530,521	520,480
Restructuring and asset impairment charges	3,146	900	6,868	900

Operating income	46,504	51,021	87,738	100,669
Interest income	469	1,671	1,261	4,747
Interest expense	277	436	701	977

Income before income taxes	46,696	52,256	88,298	104,439
Income tax provision	17,446	20,564	33,151	41,292

Net income	$29,250	$31,692	$55,147	$63,147

Earnings per share:
Basic earnings per share	$0.51	$0.51	$0.94	$0.97

Weighted average shares outstanding	57,262	62,627	58,419	64,979

Diluted earnings per share	$0.51	$0.50	$0.94	$0.96

Weighted average shares outstanding assuming dilution	57,583	63,379	58,735	65,892

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

August 2, 2008, February 2, 2008 and August 4, 2007

(unaudited)

	August 2, 2008	February 2, 2008	August 4, 2007
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$107,799	$134,025	$93,147
Short-term investments	—	9,110	21,224
Accounts receivable	22,825	16,944	22,609
Merchandise inventories	241,435	250,697	231,390
Deferred income taxes	28,012	29,161	25,583
Prepaid expenses and other current assets	68,542	67,954	52,886

Total current assets	468,613	507,891	446,839
Property and equipment, net	560,381	561,270	565,572
Goodwill	286,579	286,579	286,579
Deferred financing costs, net	1,446	288	470
Deferred income taxes	19,431	23,314	25,511
Other assets	14,812	14,413	10,440

Total assets	$1,351,262	$1,393,755	$1,335,411

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$109,390	$125,388	$93,821
Accrued salaries and bonus	25,406	13,000	11,269
Accrued tenancy	45,555	44,945	43,611
Gift certificates and merchandise credits redeemable	39,634	54,564	38,000
Accrued expenses and other current liabilities	89,936	74,979	86,936

Total current liabilities	309,921	312,876	273,637
Deferred lease costs	228,113	230,052	213,187
Deferred income taxes	1,765	1,960	1,349
Other liabilities	8,431	9,383	9,003

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,425,971, 82,288,607 and 82,227,718 shares issued, respectively	560	560	559
Additional paid-in capital	786,462	781,048	771,139
Retained earnings	821,555	766,408	732,321
Accumulated other comprehensive loss	(3,824)	(3,460)	(2,339)

	1,604,753	1,544,556	1,501,680

Treasury stock, 25,350,343, 21,408,843 and 20,018,332 shares respectively, at cost	(801,721)	(705,072)	(663,445)

Total stockholders’ equity	803,032	839,484	838,235

Total liabilities and stockholders’ equity	$1,351,262	$1,393,755	$1,335,411

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended August 2, 2008 and August 4, 2007

(unaudited)

	Six Months Ended
	August 2, 2008	August 4, 2007
	(in thousands)
Operating activities:
Net income	$55,147	$63,147
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Deferred income taxes	4,815	(2,444)
Depreciation and amortization	60,932	57,312
Loss on disposal and write-down of property and equipment	911	1,593
Non-cash compensation expense	8,367	12,747
Non-cash interest and other non-cash items	201	454
Non-cash restructuring and asset impairment charges	3,362	—
Tax (deficiency) benefit from exercise/vesting of stock awards	(192)	2,016
Changes in assets and liabilities:
Accounts receivable	(5,881)	(6,120)
Merchandise inventories	9,262	2,216
Prepaid expenses and other current assets	(588)	1,459
Other non-current assets and liabilities, net	(6,267)	(19)
Accounts payable and accrued expenses	(14,627)	(42,180)

Net cash provided by operating activities	115,442	90,181

Investing activities:
Purchases of marketable securities	(347)	(42,075)
Sales of marketable securities	9,277	21,075
Purchases of property and equipment	(54,752)	(47,200)

Net cash used for investing activities	(45,822)	(68,200)

Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	1,385	2,067
Proceeds from exercise of stock options	2,567	12,206
Excess tax benefits from stock-based compensation	350	2,091
Repurchases of common and restricted stock	(102,493)	(305,758)
Proceeds from fixed asset financing	5,477	—
Payments of fixed asset financing	(1,807)	—
Payments of deferred financing cost	(1,325)	—

Net cash used for financing activities	(95,846)	(289,394)

Net decrease in cash	(26,226)	(267,413)
Cash and cash equivalents, beginning of period	134,025	360,560

Cash and cash equivalents, end of period	$107,799	$93,147

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$561	$769

Income taxes	$35,515	$43,079

Accrual for purchases of property and equipment	$31,777	$29,528

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

Deferred income taxes previously included in prepaid and other current assets, other assets and other liabilities on the Condensed Consolidated Balance Sheet as of August 4, 2007 have been reclassified to separate line items to conform to the August 2, 2008 and February 2, 2008 presentation. Restructuring expenses previously included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income for the quarter and six months ended August 4, 2007 have been reclassified to conform to the presentation for the quarter and six months ended August 2, 2008.

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

Recently Issued Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. (“FSP-EITF No. 03-6-1”) Under FSP-EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. FSP-EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP-EITF No. 03-6-1 to have any impact on the determination or reporting of its earnings per share.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and concludes that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is in the process of evaluating SFAS No. 162 and does not expect it to have any impact on its consolidated financial statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2.	Recent Accounting Pronouncements (continued)

Recently Issued Standards (continued)

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. (“FSP No. 142-3”) FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(revised 2007), Business Combinations, (“SFAS No. 141(R)”), and other U.S. GAAP. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is in the process of evaluating FSP No. 142-3 and does not expect it to have a significant impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is in the process of evaluating the new disclosure requirements under SFAS No. 161, but does not expect adoption of SFAS No. 161 to have an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141 (R) establishes principles and requirements for how the acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS No. 141(R) to have an impact on its consolidated financial statements upon adoption.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2 (“FSP FAS No. 157-2”) that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the effective date deferral discussed above, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on February 3, 2008. See Note 3, “Fair Value Measurements” for further discussion.

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. FSP FAS No. 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

	August 2, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Deferred compensation plan assets (a)	$1,419	$1,419	$—	$—
Auction rate securities (b)	5,588	—	—	5,588

Total assets	$7,007	$1,419	$—	$5,588

(a)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives and other highly compensated employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust.
(b)	At August 2, 2008, the Company had $6.0 million invested in auction rate securities with a fair market value of $5.6 million. As a result of the recent deterioration of the credit markets, auctions for these securities failed during the first and second quarters of Fiscal 2008. Consequently, fair value measurements have been estimated using an income-approach model (discounted cash-flow analysis). The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. See Note 5, “Investments” for further discussion of the Company’s auction rate securities.

The following table provides a reconciliation of the beginning and ending balances for the quarter and six months ended August 2, 2008 of the Company’s investment in auction rate securities, as these assets are measured at fair value using significant unobservable inputs (Level 3):

	Level 3
	Quarter Ended August 2, 2008	Six Months Ended August 2, 2008
	(in thousands)
Balance at beginning of period	$5,696	$—
Transfers in and/or (out) of Level 3 (1)	—	6,000
Total losses realized/unrealized included in earnings	—	—
Total losses included in other comprehensive income	(108)	(412)
Purchases, sales, issuances and settlements, net	—	—

Balance as of August 2, 2008	$5,588	$5,588

(1)	Based on the deteriorated market conditions affecting the Company’s investment in auction-rate securities classified as available-for-sale, the Company changed its fair value measurement methodology from quoted prices in active markets to a discounted cash flow model during the first quarter of Fiscal 2008. Accordingly, these securities were valued using Level 3 inputs.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4.	Restructuring

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

During the quarter and six months ended August 2, 2008, the Company recorded restructuring charges of $3.1 million and $6.9 million, respectively, related to the non-cash write-down of store assets, severance and other costs related to the restructuring. During the quarter and six months ended August 4, 2007, the Company recorded restructuring charges of $0.9 million for consulting and other costs related to the restructuring. The restructuring and asset impairment charges are included as a separate line item on the Company’s Condensed Consolidated Statements of Income. Costs expected to be incurred in Fiscal 2008 total approximately $10 million.

The following table details information related to restructuring charges recorded during the quarter ended August 2, 2008:

	Asset Impairment	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at May 3, 2008	$—	$(2,908)	$(1,074)	$(3,982)
Restructuring provision	(476)	(38)	(2,632)	(3,146)

Subtotal	(476)	(2,946)	(3,706)	(7,128)

Cash payments	—	1,297	1,189	2,486
Non-cash adjustments	476	—	648	1,124

Balance at August 2, 2008	$—	$(1,649)	$(1,869)	$(3,518)

The following table details information related to restructuring charges recorded during the six months ended August 2, 2008:

	Asset Impairment	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at February 2, 2008	$—	$(4,227)	$(500)	$(4,727)
Restructuring provision	(2,714)	(398)	(3,756)	(6,868)

Subtotal	(2,714)	(4,625)	(4,256)	(11,595)

Cash payments	—	2,976	1,739	4,715
Non-cash adjustments	2,714		648	3,362

Balance at August 2, 2008	$—	$(1,649)	$(1,869)	$(3,518)

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5.	Investments

At August 2, 2008, February 2, 2008 and August 4, 2007, the Company had $6.0 million, $15.0 million and $21.0 million, respectively, invested in auction rate securities with a fair market value of $5.6 million, $15.0 million and $21.0 million, respectively. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these auction rate securities are classified as available-for-sale and are carried at fair market value.

In the first and second quarters of Fiscal 2008, auctions related to these securities failed. The Company believes it is likely that these auctions will continue to be unsuccessful in the near term. Unsuccessful auctions limit the short-term liquidity of these investments; therefore the Company has recorded its investment in auction rate securities as long-term, included in other assets, on its Condensed Consolidated Balance Sheets as of August 2, 2008 and February 2, 2008. While recent failures in the auction process have affected the Company’s ability to access these funds in the near term, it does not believe that the underlying securities or collateral have been permanently affected. The Company has earned and expects to continue to earn interest at the prevailing rates on its remaining investment in auction rate securities.

During the quarter ended August 2, 2008, the Company recorded a temporary impairment charge of approximately $0.1 million to accumulated other comprehensive loss related to its investment in auction rate securities. During the six months ended August 2, 2008 the Company recorded a temporary impairment charge of approximately $0.4 million to accumulated other comprehensive loss related to its investment in auction rate securities. The $5.6 million net carrying value as of August 2, 2008 represents the Company’s best estimate of the fair value of these investments based on currently available information. Due to the uncertainty in the credit markets, it is reasonably possible that the fair value of these investments may change in the near term. If the credit markets recover and successful auctions resume, the Company may be able to recover an amount greater than the carrying value of its investment in auction rate securities. However, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment in auction rate securities through additional impairment charges and may need to consider an other-than-temporary impairment charge. An estimate of these future losses or gains cannot be made by the Company at this time.

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

	Quarters Ended
	August 2, 2008			August 4, 2007
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share	$29,250	57,262	$0.51	$31,692	62,627	$0.51

Effect of Dilutive Securities	—	321		—	752

Diluted Earnings per Share	$29,250	57,583	$0.51	$31,692	63,379	$0.50

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.	Earnings Per Share (continued)

	Six Months Ended
	August 2, 2008			August 4, 2007
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share	$55,147	58,419	$0.94	$63,147	64,979	$0.97

Effect of Dilutive Securities	—	316		—	913

Diluted Earnings per Share	$55,147	58,735	$0.94	$63,147	65,892	$0.96

Options to purchase 3,080,764 shares and 3,034,229 shares of common stock during the quarter and six months ended August 2, 2008, respectively, and 137,000 shares and 109,738 shares of common stock during the quarter and six months ended August 4, 2007 were excluded from the above computations of weighted-average shares for diluted earnings per share. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods. In addition, 213,333 shares and 215,667 shares of unvested restricted stock were excluded from the above calculations for the quarters and six months ended August 2, 2008 and August 4, 2007, respectively, due to contingencies placed on their vesting which had not been satisfied as of those dates.

7.	Share-based Payments

Stock Incentive Plans

During the quarter and six months ended August 2, 2008, the Company recognized approximately $4.2 million and $8.5 million, respectively, in total share-based compensation expense. During the quarter and six months ended August 4, 2007, the Company recognized approximately $6.7 million and $12.4 million, respectively, in total share-based compensation expense. As of August 2, 2008, there was $15.9 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. As of August 2, 2008, there was $17.4 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

Stock Options

The following table summarizes stock option activity for the quarter and six months ended August 2, 2008:

	Quarter Ended August 2, 2008		Six Months Ended August 2, 2008
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Options outstanding at beginning of period	4,311,819	$27.75	3,698,949	$28.65
Granted	35,000	23.22	788,633	23.94
Forfeited or expired	(491,316)	29.56	(613,862)	30.32
Exercised	(138,445)	16.26	(156,662)	16.39

Options outstanding at August 2, 2008	3,717,058	$27.89	3,717,058	$27.89

Vested and exercisable at August 2, 2008	1,917,799	$26.37	1,917,799	$26.37

Options expected to vest at August 2, 2008	1,484,023	$29.88	1,484,023	$29.88

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.	Share-based Payments (continued)

Stock Options (continued)

The weighted-average fair value of options granted during the quarters ended August 2, 2008 and August 4, 2007, estimated as of the grant date using the Black-Scholes option pricing model, was $8.80 and $12.31 per share, respectively. The weighted-average fair value of options granted during the six months ended August 2, 2008 and August 4, 2007, estimated as of the grant date using the Black-Scholes option pricing model, was $8.74 and $12.24 per share, respectively.

The fair value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarters Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Expected volatility	42.7%	31.5%	41.7%	32.9%
Risk-free interest rate	2.9%	4.5%	2.4%	4.4%
Expected life (years)	4.2	4.4	4.2	4.4
Dividend yield	—	—	—	—

Restricted Stock

The following table summarizes restricted stock activity for the quarter ended August 2, 2008:

	Time - Based		Performance - Based
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at May 3, 2008	776,391	$31.52	205,000	$29.42
Granted	25,124	28.81	25,000	23.22
Vested	(37,770)	26.27	—	—
Forfeited	(84,825)	28.68	(16,667)	26.66

Restricted stock awards at August 2, 2008	678,920	$32.07	213,333	$28.91

The following table summarizes restricted stock activity for the six months ended August 2, 2008:

	Time - Based		Performance - Based
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at February 2, 2008	729,052	$32.27	225,667	$32.78
Granted	277,624	24.42	124,000	25.02
Vested	(211,829)	23.74	—	—
Forfeited	(115,927)	30.23	(136,334)	31.79

Restricted stock awards at August 2, 2008	678,920	$32.07	213,333	$28.91

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.	Share-based Payments (continued)

Restricted Stock (continued)

In April 2008, 99,000 shares of performance-based restricted stock were granted and are included in the above table for the six months ended August 2, 2008 assuming an achievement level of 100% of the performance target. These awards vest over a three year period based on achievement of a performance target set annually for each tranche of the grant. Based on Company performance, grantees may earn 75% to 125% of the shares granted with respect to each tranche. If at least a 75% achievement level is not met, grantees will not earn any shares with respect to that tranche. In addition, the Company modified previously granted unvested awards of performance-based restricted stock to include vesting terms based on achievement levels from 75% to 100% of target. No charge was required for this modification. These awards are likewise included in the above table assuming an achievement level of 100% of the performance target. Grantees may earn 75% to 100% of the shares granted with respect to each tranche, based on the Company’s performance. If a 75% achievement level is not met, grantees will not earn any shares with respect to that tranche.

8.	Debt

Credit Facility

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

Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under the Credit Facility at any point during the six months ended August 2, 2008 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $52.5 million, $111.1 million and $127.8 million as of August 2, 2008, February 2, 2008 and August 4, 2007, respectively, leaving a remaining available balance for loans and letters of credit of $197.5 million, $63.9 million and $47.2 million, respectively.

The Credit Facility permits the payment of cash dividends by the Company (and dividends by AnnTaylor, Inc. to fund such cash dividends) subject to certain Liquidity (as defined in the Credit Facility) and other conditions as set forth in the Credit Facility. Certain subsidiaries of the Company are also permitted to: pay dividends to the Company to fund certain taxes owed by the Company; fund ordinary operating expenses of the Company not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year (with certain stated exceptions); and for certain other stated purposes (subject to certain exceptions).

Other

Included in accrued expenses and other current liabilities and other liabilities on the Condensed Consolidated Balance Sheet at August 2, 2008 were $1.7 million and $2.0 million, respectively, related to borrowings for the purchase of fixed assets. There were no such borrowings at February 2, 2008 or August 4, 2007.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9.	Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(in thousands)		(in thousands)
Net periodic pension cost:
Service cost	$—	$1,525	$—	$3,050
Interest cost	500	575	1,000	1,150
Expected return on plan assets	(600)	(725)	(1,200)	(1,450)
Amortization of prior service cost	—	25	—	50
Amortization of actuarial loss	35	175	70	350
Curtailment loss	—	205	—	205

Net periodic pension cost	$(65)	$1,780	$(130)	$3,355

The Company was not required to make and did not make any contributions to its pension plan during the six months ended August 2, 2008 and August 4, 2007.

10.	Securities Repurchase Program

In August 2007, the Company’s Board of Directors approved a $300 million securities repurchase program (the “August 2007 Program”). Under the August 2007 Program, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate and other purposes. During the quarter and six months ended August 2, 2008, the Company repurchased 2,599,507 shares and 4,108,183 shares, respectively, of its common stock at a cost of approximately $65.5 million and $100.8 million, respectively.

11.	Income Taxes

The following table shows the Company’s effective income tax rate for the quarters and six months ended August 2, 2008 and August 4, 2007:

	Quarters Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Effective income tax rate	37.4%	39.4%	37.5%	39.5%

The Company’s effective income tax rate decreased for the quarter ended August 2, 2008 due to one-time discrete items that had a favorable impact of approximately two percentage points. The discrete items were related to the impact of state income tax refunds and settlements with state income tax jurisdictions.

The Company’s effective income tax rate decreased for the six months ended August 2, 2008 due to one-time discrete items which impacted the second quarter of Fiscal 2008, as noted above, and the favorable impact of a one-time discrete item related to the reversal of a reserve recorded for non-deductible executive compensation in the fourth quarter of Fiscal 2007 as a result of an IRS ruling in the first quarter of Fiscal 2008.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

12.	Comprehensive Income

The components of comprehensive income are shown below (in thousands):

	Quarters Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net income	$29,250	$31,692	$55,147	$63,147
Add back amortization of actuarial loss, net of taxes of approximately $13 and $74, respectively, and approximately $22 and $148, respectively	22	101	48	202
Add back amortization of prior service costs, net of taxes of approximately $10 and $21, respectively	—	15	—	29
Recognition of prior service cost and unrecognized gains and losses due to curtailment, net of taxes of $2,048, respectively	—	2,803	—	2,803
Temporary impairment of available-for-sale securities (see Note 5)	(108)	—	(412)	—

Comprehensive income	$29,164	$34,611	$54,783	$66,181

13.	Legal Proceedings

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

General

AnnTaylor Stores Corporation (the “Company”, “we”, “us” and “our”), through its wholly owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “Loft” and “Ann Taylor Loft” (“LOFT”), “Ann Taylor Factory” and “LOFT Outlet” brands. The Ann Taylor brand is focused on updated classic, yet stylish, professional and special occasion dressing that is sophisticated and versatile and always of high quality. The LOFT brand is focused on fashionable updated classics that are relaxed and casual and that offer good quality and value. Ann Taylor Factory and LOFT Outlet stores offers factory-direct product exclusively in the outlet environment. As of August 2, 2008, we operated 959 stores in 46 states, the District of Columbia and Puerto Rico, and also Online stores at www.anntaylor.com and www.anntaylorLOFT.com. Unless the context indicates otherwise, all references herein to the Company, we, us and our include the Company and its wholly owned subsidiaries.

Management Overview

The second quarter of Fiscal 2008 was a respectable one for us. Despite very difficult macroeconomic conditions and deteriorating consumer confidence—both of which weighed on top-line results—we effectively managed inventory levels and overall expenses to deliver solid bottom line performance for the quarter. Driving this overall performance was our strategy to focus on strengthening its core businesses and reducing its cost structure in what continues to be an uncertain and highly volatile retail environment.

Net sales for the quarter declined 3.6% compared to last year, to $592.3 million, reflecting a 10.8% decline in comparable store sales, largely stemming from a very soft and highly volatile traffic environment across all divisions, partially offset by square footage growth and higher internet sales. By division, net sales at LOFT declined 3.5% compared to last year, driven by an 8.6% decline in comparable store sales, partially offset by the benefit of new stores. At Ann Taylor, net sales were down 14.4%, with comparable store sales down 14.3%.

As expected, Ann Taylor had a difficult quarter, with both sales and operating profit under pressure. We continued to work through assortments that were too serious and not as compelling, modern or versatile as needed to meet the more fashionable needs that clients now have. Despite these challenges, we did an effective job managing inventory levels during the quarter, and entered the third quarter of Fiscal 2008 with in-store inventory levels down 2.4% on a per square foot basis versus year-ago. We are in the process of implementing enhancements to our product, our marketing and our in-store environment, and we expect these changes will benefit the business beginning in the fall 2008 season.

Our LOFT division had a mixed quarter. The top line was challenged by the soft macroeconomic and consumer environments that depressed traffic levels and discretionary spending, while the bottom line benefited from effective management of inventory and expenses, which resulted in operating margin improvement over last year. LOFT’s product assortments continue to evolve and improve versus the previous year. We managed LOFT inventory levels well during the quarter, which resulted in improved gross margin, and entered the third quarter of Fiscal 2008 with in-store inventory levels up 3.3% compared to last year on a per square foot basis, due to earlier timing of Fall receipts.

Our Factory business experienced another strong quarter, delivering strong gross margin growth compared to last year despite slowing traffic trends in the outlet channel. We are aggressively expanding in this channel in 2008, and launched the LOFT Outlet business during the second quarter, opening our first 10 stores in July.

Reflecting our ongoing commitment to drive shareholder value, during the second quarter of Fiscal 2008, we repurchased 2.6 million shares of our common stock at an approximate cost of $65.5 million. We entered the third quarter with approximately $159.1 million remaining under our $300 million share repurchase program. During the second quarter, we also continued to execute our strategic restructuring program, closing an additional five underperforming stores during the quarter.

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

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales:

	Quarters Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.6	49.4	47.2	47.9

Gross margin	52.4	50.6	52.8	52.1
Selling, general and administrative expenses	44.0	42.2	44.8	43.6
Restructuring and asset impairment charges	0.5	0.1	0.6	0.1

Operating income	7.9	8.3	7.4	8.4
Interest income	0.1	0.3	0.1	0.4
Interest expense	0.1	0.1	0.1	0.1

Income from before income taxes	7.9	8.5	7.4	8.7
Income tax provision	3.0	3.3	2.7	3.4

Net income	4.9%	5.2%	4.7%	5.3%

The following table sets forth selected consolidated income statement data expressed as a percentage change from the comparable prior period.

	Quarters Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	increase (decrease)		increase (decrease)
Net sales	(3.6)%	0.7%	(0.9)%	2.5%
Operating income	(8.9)%	(25.1)%	(12.8)%	(23.5)%
Net income	(7.7)%	(26.6)%	(12.7)%	(23.2)%

Sales and Store Data

The following table sets forth certain sales and store data:

	Quarters Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales (in thousands)
Total Company	$592,315	$614,494	$1,183,978	$1,194,760
Ann Taylor	185,735	216,946	383,337	439,148
LOFT	299,144	309,972	594,101	584,246
Other	107,436	87,576	206,540	171,366

Comparable store sales percentage increase (decrease) (a)
Total Company	(10.8)%	(6.2)%	(7.7)%	(4.8)%
Ann Taylor	(14.3)%	(3.1)%	(12.8)%	(1.1)%
LOFT	(8.6)%	(10.8)%	(4.3)%	(10.0)%

Average dollars per transaction
Total Company	$68.90	$68.50	$75.38	$74.66
Ann Taylor	78.30	80.29	85.88	88.52
LOFT	62.16	60.69	67.79	65.42

Average units per transaction
Total Company	2.37	2.38	2.43	2.35
Ann Taylor	2.00	1.98	2.08	2.00
LOFT	2.39	2.48	2.45	2.43

Average unit retail sold
Total Company	$29.07	$28.78	$31.02	$31.77
Ann Taylor	39.15	40.55	41.29	44.26
LOFT	26.01	24.47	27.67	26.92

Net sales per average gross square foot (b)
Total Company	$107	$119	$215	$233
Ann Taylor	100	116	207	235
LOFT	98	109	195	208

Sales and Store Data (Continued)

	Quarters Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Total store square footage at end of period (in thousands) (b)
Total Company	5,609	5,179
Ann Taylor	1,846	1,860
LOFT	3,070	2,864

Number of:
Stores open at beginning of period	941	878	929	869
New stores	23	10	48	22
Closed stores	(5)	(1)	(18)	(4)

Stores open at end of period	959	887	959	887

Expanded stores	3	4	8	6

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening.
(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales decreased 3.6% and 0.9% during the quarter and six months ended August 2, 2008, respectively, over the comparable 2007 periods. The decrease in net sales for both periods was primarily due to a decrease in comparable store sales, which was partially offset by sales at new stores and continued growth at our Online and Ann Taylor Factory businesses. The decrease in comparable store sales for both periods was primarily due to weak traffic across all divisions. By division, Ann Taylor’s net sales decreased $31.2 million, or 14.4%, and $55.8 million or 12.7% for the quarter and six months ended August 2, 2008, respectively. At LOFT net sales decreased $10.8 million, or 3.5%, for the quarter ended August 2, 2008 and increased $9.9 million, or 1.7% for the six months ended August 2, 2008.

Cost of Sales and Gross Margin

The following table shows cost of sales and gross margin in dollars and the related gross margin percentages for the quarters and six months ended August 2, 2008 and August 4, 2007:

	Quarters Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(dollars in thousands)		(dollars in thousands)
Cost of sales	$282,113	$303,441	$558,851	$572,711
Gross margin	$310,202	$311,053	$625,127	$622,049
Gross margin as a percentage of net sales	52.4%	50.6%	52.8%	52.1%

The increase in gross margin as a percentage of net sales for the quarter ended August 2, 2008 as compared to the comparable 2007 period was due to improved inventory management, an increase in full price sales at Ann Taylor Factory and overall higher gross margin rates, primarily on non-full price sales at LOFT.

The increase in gross margin as a percentage of net sales for the six months ended August 2, 2008 as compared to the comparable 2007 period was due to improved inventory management across all divisions, strong gross margin results at LOFT and Ann Taylor Factory, primarily as a result of higher margin on non-full price sales and an increase in full price sales for the year-to-date period. These improvements were slightly offset by lower gross margin at Ann Taylor due to poor client response to the product assortment.

Selling, General and Administrative Expenses

The following table shows selling, general and administrative expenses in dollars and as a percentage of net sales for the quarters and six months ended August 2, 2008 and August 4, 2007:

	Quarters Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(dollars in thousands)		(dollars in thousands)
Selling, general and administrative expenses	$260,552	$259,132	$530,521	$520,480
Percentage of net sales	44.0%	42.2%	44.8%	43.6%

The increase in selling, general and administrative expenses as a percentage of net sales for both the quarter and six months ended August 2, 2008 primarily reflects the negative impact of deleveraging of fixed expenses, higher performance-based compensation expense and planned investments in our new LOFT Outlet concept, partially offset by expense control and restructuring program savings.

Restructuring and Asset Impairment Charges

The following table shows restructuring and asset impairment charges in dollars and as a percentage of net sales for the quarters and six months ended August 2, 2008 and August 4, 2007:

	Quarters Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(dollars in thousands)		(dollars in thousands)
Restructuring and asset impairment charges	$3,146	$900	$6,868	$900
Percentage of net sales	0.5%	0.1%	0.6%	0.1%

During the quarter and six months ended August 2, 2008, we recorded pre-tax restructuring charges related to the non-cash write-down of store assets, severance and other costs incurred during the periods.

Interest Income

The following table shows interest income in dollars and as a percentage of net sales for the quarters and six months ended August 2, 2008 and August 4, 2007:

	Quarters Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(dollars in thousands)		(dollars in thousands)
Interest income	$469	$1,671	$1,261	$4,747
Percentage of net sales	0.1%	0.3%	0.1%	0.4%

Interest income decreased for both the quarter and six months ended August 2, 2008 due to a lower cash balance primarily resulting from our stock repurchase activity over the past year as well as lower interest rates.

Interest Expense

The following table shows interest expense in dollars and as a percentage of net sales for the quarters and six months ended August 2, 2008 and August 4, 2007:

	Quarters Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(dollars in thousands)		(dollars in thousands)
Interest expense	$277	$436	$701	$977
Percentage of net sales	0.1%	0.1%	0.1%	0.1%

Interest expense includes various charges, the largest of which are fees related to our Credit Facility. See “Liquidity and Capital Resources” and Note 8, “Debt” in the Notes to Condensed Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes

The following table shows our effective income tax rate for the quarters and six months ended August 2, 2008 and August 4, 2007:

	Quarters Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Effective income tax rate	37.4%	39.4%	37.5%	39.5%

The decrease in our effective income tax rate for the quarter ended August 2, 2008 over the comparable 2007 period was primarily due to one-time discrete items that had a favorable impact of approximately two percentage points for the second quarter of Fiscal 2008. The discrete items were related to the impact of state income tax refunds and settlements with state income tax jurisdictions.

The decrease in our effective income tax rate for the six months ended August 2, 2008 over the comparable 2007 period was primarily due to one-time discrete items which impacted the second quarter of Fiscal 2008, as noted above, and the favorable impact of a one-time discrete item related to the reversal of a reserve recorded for non-deductible executive compensation in the fourth quarter of Fiscal 2007 as a result of an IRS ruling in the first quarter of Fiscal 2008.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of our liquidity:

	August 2, 2008	February 2, 2008	August 4, 2007
	(dollars in thousands)
Working capital	$158,692	$195,015	$173,202
Current ratio	1.51:1	1.62:1	1.63:1

Operating Activities

The increase in cash provided by operating activities for the six months ended August 2, 2008, compared with six months ended August 4, 2007, was due to decreases in cash used for accounts payable and accrued expenses and cash used for the purchase of merchandise inventories, partially offset by lower net income and a decrease in deferred lease costs and other non-current liabilities.

Investing Activities

Cash used for investing activities was $45.8 million for the six months ended August 2, 2008, compared with $68.2 million for the six months ended August 4, 2007. The change in cash used for investing activities was primarily due to a decrease in cash used for the purchase of short-term investments partially offset by a decrease in the proceeds from the maturity of short-term investments and an increase in cash used for the purchase of property and equipment.

At August 2, 2008, February 2, 2008 and August 4, 2007, we had $6.0 million, $15.0 million and $21.0 million, respectively, invested in auction rate securities, with a fair value of $5.6 million, $15.0 million and $21.0 million, respectively. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these auction rate securities are classified as available-for-sale and are carried at fair market value.

In the first and second quarters of Fiscal 2008, auctions related to these securities failed. We believe it is likely that these auctions will continue to be unsuccessful in the near term. Unsuccessful auctions limit the short-term liquidity of these investments, therefore we have recorded our investment in auction rate securities as long-term, included in other assets, on our Condensed Consolidated Balance Sheets as of August 2, 2008 and February 2, 2008. While recent failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been permanently affected. We have earned and expect to continue to earn interest at the prevailing rates on our remaining investment in auction rate securities.

During the quarter and six months ended August 2, 2008, we recorded a temporary impairment charge of approximately $0.1 million and $0.4 million, respectively, to accumulated other comprehensive loss related to our investment in auction rate securities. The $5.6 million net carrying value as of August 2, 2008 represents our best estimate of the fair value of these investments based on currently available information. Due to the uncertainty in the credit markets, it is reasonably possible that the fair value of these investments may change in the near term. If the credit markets recover and successful auctions resume, we may be able to recover an amount greater than the carrying value of our investment in auction rate securities. However, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, we may be required to further adjust the carrying value of our investment in auction rate securities through additional impairment charges and may need to consider an other-than-temporary impairment charge. We cannot make an estimate of these future losses or gains at this time.

Financing Activities

Cash used for financing activities was $95.8 million for the six months ended August 2, 2008, compared with $289.4 million for the six months ended August 4, 2007. The decrease in cash used for financing activities was primarily the result of lower stock repurchase activity partially offset by a decrease in proceeds from the exercise of stock options.

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

Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under the Credit Facility at any point during six months ended August 2, 2008 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $52.5 million, $111.1 million and $127.8 million as of August 2, 2008, February 2, 2008 and August 4, 2007, respectively, leaving a remaining available balance for loans and letters of credit of $197.5 million, $63.9 million and $47.2 million, respectively. See Note 8, “Debt”, in the Notes to Condensed Consolidated Financial Statements for further discussion of the Credit Facility.

The Credit Facility permits the payment of cash dividends by the Company (and dividends by AnnTaylor, Inc. to fund such cash dividends) subject to certain Liquidity (as defined in the Credit Facility) and other conditions as set forth in Credit Facility. Certain of our subsidiaries are also permitted to: pay dividends to us to fund certain taxes owed by us; fund ordinary operating expenses not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year (with certain stated exceptions); and for certain other stated purposes (subject to certain exceptions).

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

Recent Accounting Pronouncements

Recently Issued Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. (“FSP-EITF No. 03-6-1”) Under FSP-EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. FSP-EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We do not expect the adoption of FSP-EITF No. 03-6-1 to have any impact on the determination or reporting of our earnings per share.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with Generally Accepted Accounting Principles (“GAAP”) and concludes that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are in the process of evaluating SFAS No. 162 and do not expect it to have any impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. (“FSP No. 142-3”) FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(revised 2007), Business Combinations, (“SFAS No. 141(R)”) and other U.S. GAAP. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are in the process of evaluating FSP No. 142-3 but do not expect it to have any significant impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are in the process of evaluating the new disclosure requirements under SFAS No. 161, but we do not expect adoption of SFAS No. 161 to have an impact on our consolidated financial statement.

In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141 (R) establishes principles and requirements for how the acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect SFAS No. 141(R) to have an impact on our consolidated financial statements upon adoption.

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

Generally, less than 20% of our financial instruments have a fixed rate of return and are therefore subject to interest rate risk. Any fixed rate investments (such as auction rate securities) will decline in value if interest rates increase. Due to the short duration of these financial instruments and the percentage of the Company’s investment portfolio they comprise, a change of 100 basis points in interest rates would not have a material effect on the Company’s financial condition.

At August 2, 2008, February 2, 2008 and August 4, 2007, the Company had $6.0 million, $15.0 million and $21.0 million, respectively, invested in auction rate securities with a fair market value of $5.6 million, $15.0 million and $21.0 million, respectively. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these auction rate securities are classified as available-for-sale and are carried at fair market value.

In the quarter and six months ended August 2, 2008, the Company recorded temporary impairment charges of approximately $0.1 million and $0.4 million, respectively, to accumulated other comprehensive loss related to its investment in auction rate securities. The $5.6 million net carrying value as of August 2, 2008 represents the Company’s best estimate of the fair value of these investments based on currently available information. Due to the uncertainty in the credit markets, it is reasonably possible that the fair value of these investments may change in the near term. If the credit markets recover and successful auctions resume, the Company may be able to recover an amount greater than the carrying value of its investment in auction rate securities. However, if the issuers are unable to successfully close future auctions and/or their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment in auction rate securities through additional impairment charges and may need to consider an other-than-temporary impairment charge. An estimate of these future losses or gains cannot be made by the Company at this time.

In the six months ended August 2, 2008, auctions related to these securities failed. The Company believes it is likely that these auctions will continue to be unsuccessful in the near term. Unsuccessful auctions limit the short-term liquidity of these investments; therefore the Company has recorded its investment in auction rate securities as long-term, included in other assets, on its Condensed Consolidated Balance Sheets as of August 2, 2008 and February 2, 2008. While recent failures in the auction process have affected the Company’s ability to access these funds in the near term, it does not believe that the underlying securities or collateral have been permanently affected. The Company has earned and expects to continue to earn interest at the prevailing rates on its remaining investment in auction rate securities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
May 4, 2008 to May 31, 2008	766,958	$25.81	762,645	$204,913
June 1, 2008 to July 5, 2008	1,538,895	25.15	1,536,862	166,262
July 6, 2008 to August 2, 2008	301,108	23.92	300,000	159,083

	2,606,961		2,599,507

(a)	Includes a total of 7,454 shares of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced program.
(b)	These shares were part of the $300 million securities repurchase program approved by the Company’s Board of Directors on August 23, 2007. The repurchase program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors.

Item 4.	Submission of Matters to a Vote of Security Holders.

The AnnTaylor Stores Corporation 2008 Annual Meeting of Stockholders was held on May 15, 2008. The following matters were voted upon and approved by the Company’s stockholders at the meeting:

1.	Election of Directors.

	For	Withheld
James J. Burke, Jr.	55,767,967	799,980
Dale W. Hilpert	53,272,129	3,295,818
Ronald W. Hovsepian	53,277,238	3,290,709
Linda A. Huett	55,852,396	715,551

2.	Approval of amendments to the Company’s 2003 Equity Incentive Plan, as amended.

For	Against	Abstaining	Broker Non-Votes
37,480,289	12,297,106	1,726,736	5,063,816

3.	Approval of the Company’s Amended and Restated Associate Discount Stock Purchase Plan.

For	Against	Abstaining	Broker Non-Votes
49,384,737	395,011	1,724,383	5,063,816

4.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2008.

For	Against	Abstaining
54,561,679	275,658	1,730,610

Item 6.	Exhibits.

Exhibit Number	Description
3.2	Bylaws of AnnTaylor Stores Corporation, as amended through August 21, 2008. Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company filed on August 22, 2008.

*10.1	Letter Agreement, dated August 6, 2008, between the Company and Christine Beauchamp.

*10.2	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated August 7, 2008, between the Company and Christine Beauchamp.

*10.3	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Barbara Eisenberg.

*10.4	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Adrienne Lazarus.

*10.5	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Brian Lynch.

*10.6	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Michael Nicholson.

*10.7	AnnTaylor Stores Corporation 2003 Equity Incentive Plan as amended through August 21, 2008.

*10.8	AnnTaylor Stores Corporation Special Severance Plan as amended through August 21, 2008.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: August 22, 2008	By:	/s/ Kay Krill
Kay Krill
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2008	By:	/s/ Michael J. Nicholson
Michael J. Nicholson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.2	Bylaws of AnnTaylor Stores Corporation, as amended through August 21, 2008. Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company filed on August 22, 2008.

*10.1	Letter Agreement, dated August 6, 2008, between the Company and Christine Beauchamp.

*10.2	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated August 7, 2008, between the Company and Christine Beauchamp.

*10.3	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Barbara Eisenberg.

*10.4	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Adrienne Lazarus.

*10.5	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Brian Lynch.

*10.6	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Michael Nicholson.

*10.7	AnnTaylor Stores Corporation 2003 Equity Incentive Plan as amended through August 21, 2008.

*10.8	AnnTaylor Stores Corporation Special Severance Plan as amended through August 21, 2008.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.