Form 10-Q
period 2008-11-01
ANNTAYLOR STORES CORP
filed 2008-11-21
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

or

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 17, 2008
Common Stock, $.0068 par value	57,135,532

Statement Regarding Forward-Looking Disclosures

Certain sections of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. Forward-looking statements also include representations of the expectations or beliefs of AnnTaylor Stores Corporation (the “Company”) concerning future events that involve risks and uncertainties, including:

•	the Company’s ability to predict accurately client fashion preferences;

•	competitive influences and decline in the demand for merchandise offered by the Company;

•	the Company’s ability to successfully execute brand extensions and new concepts;

•	effectiveness of the Company’s brand awareness and marketing programs, and its ability to maintain the value of its brands;

•	the Company’s ability to secure and protect trademarks and other intellectual property rights in the United States and/or foreign countries;

•	general economic conditions, including the impact of higher fuel and energy prices, a downturn in the retail industry or changes in levels of store traffic;

•	continuation of lowered levels of consumer spending resulting from the worldwide economic downturn, lowered levels of consumer confidence and higher levels of unemployment;

•	the behavior of financial markets, including fluctuations in interest rates and the value of the U.S. dollar against foreign currencies, or restrictions on the transfer of funds;

•	the commercial and consumer credit environment;

•	continued volatility and further deterioration of the capital markets;

•	fluctuation in the Company’s level of sales and earnings growth;

•	the Company’s ability to locate new store sites or negotiate favorable lease terms for additional stores or for the lease renewal or expansion of existing stores;

•	risks associated with the performance and operations of the Company’s Internet operations;

•	a significant change in the regulatory environment applicable to the Company’s business;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters and Nine Months Ended November 1, 2008 and November 3, 2007

(unaudited)

	Quarters Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(in thousands, except per share amounts)
Net sales	$527,216	$600,949	$1,711,194	$1,795,709
Cost of sales	270,060	264,106	828,911	836,817

Gross margin	257,156	336,843	882,283	958,892
Selling, general and administrative expenses	257,511	268,958	788,032	789,438
Restructuring and asset impairment charges	19,893	1,300	26,761	2,200

Operating (loss) income	(20,248)	66,585	67,490	167,254
Interest income	311	1,450	1,571	6,197
Interest expense	325	620	1,025	1,597

(Loss) income before income taxes	(20,262)	67,415	68,036	171,854
Income tax (benefit) provision	(6,815)	26,656	26,336	67,948

Net (loss) income	$(13,447)	$40,759	$41,700	$103,906

Earnings per share:
Basic (loss) earnings per share	$(0.24)	$0.67	$0.72	$1.63
Weighted average shares outstanding	56,252	60,930	57,697	63,629
Diluted (loss) earnings per share	$(0.24)	$0.66	$0.72	$1.61
Weighted average shares outstanding, assuming dilution	56,252	61,533	57,943	64,438

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

November 1, 2008, February 2, 2008 and November 3, 2007

(unaudited)

	November 1, 2008	February 2, 2008	November 3, 2007
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$80,687	$134,025	$94,046
Short-term investments	—	9,110	24,257
Accounts receivable	23,421	16,944	29,160
Merchandise inventories	274,450	250,697	289,740
Deferred income taxes	33,925	29,161	22,895
Prepaid expenses and other current assets	61,406	67,954	62,999

Total current assets	473,889	507,891	523,097
Property and equipment, net	545,958	561,270	585,125
Goodwill	286,579	286,579	286,579
Deferred financing costs, net	1,370	288	379
Deferred income taxes	25,840	23,314	19,852
Other assets	20,051	14,413	13,351

Total assets	$1,353,687	$1,393,755	$1,428,383

Liabilities and Stockholders’ Equity
Current liabilities
Trade notes and accounts payable	$118,835	$125,388	$124,866
Accrued salaries and bonus	26,103	13,000	14,297
Accrued tenancy	44,693	44,945	45,502
Gift certificates and merchandise credits redeemable	38,043	54,564	35,891
Accrued expenses and other current liabilities	89,698	74,979	96,677

Total current liabilities	317,372	312,876	317,233
Deferred lease costs	224,646	230,052	229,431
Deferred income taxes	1,633	1,960	1,406
Other liabilities	18,560	9,383	10,034

Commitments and contingencies
Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,476,328, 82,288,607 and 82,255,479 shares issued, respectively	561	560	559
Additional paid-in capital	788,638	781,048	776,433
Retained earnings	808,108	766,408	773,079
Accumulated other comprehensive loss	(4,230)	(3,460)	—

	1,593,077	1,544,556	1,550,071

Treasury stock, 25,358,195, 21,408,843 and 20,556,835 shares respectively, at cost	(801,601)	(705,072)	(679,792)

Total stockholders’ equity	791,476	839,484	870,279

Total liabilities and stockholders’ equity	$1,353,687	$1,393,755	$1,428,383

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended November 1, 2008 and November 3, 2007

(unaudited)

	Nine Months Ended
	November 1, 2008	November 3, 2007
	(in thousands)
Operating activities:
Net income	$41,700	$103,906
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(7,626)	2,706
Depreciation and amortization	93,639	87,329
Loss on disposal and write-down of property and equipment	2,761	3,312
Non-cash compensation expense	9,023	16,435
Non-cash interest and other non-cash items	438	635
Non-cash restructuring and asset impairment charges	11,024	—
Tax (deficiency) benefit from exercise/vesting of stock awards	(512)	2,062
Changes in assets and liabilities:
Accounts receivable	(6,477)	(12,671)
Merchandise inventories	(23,753)	(56,134)
Prepaid expenses and other current assets	6,548	(8,654)
Other non-current assets and liabilities, net	(5,495)	19,785
Trade notes and accounts payable and accrued expenses	(7,101)	(4,607)

Net cash provided by operating activities	114,169	154,104

Investing activities:
Purchases of marketable securities	(927)	(49,175)
Sales of marketable securities	9,277	25,200
Purchases of property and equipment	(83,194)	(92,520)

Net cash used for investing activities	(74,844)	(116,495)

Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	2,095	2,815
Proceeds from exercise of stock options	3,864	12,744
Excess tax benefits from stock-based compensation	365	2,150
Repurchases of common and restricted stock	(103,208)	(321,832)
Proceeds from financing of fixed assets and related costs	7,578	—
Repayments of fixed asset financing and capital lease obligations	(2,032)	—
Payments of deferred financing cost	(1,325)	—

Net cash used for financing activities	(92,663)	(304,123)

Net decrease in cash	(53,338)	(266,514)
Cash and cash equivalents, beginning of period	134,025	360,560

Cash and cash equivalents, end of period	$80,687	$94,046

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$758	$1,268

Income taxes	$35,541	$67,796

Property and equipment acquired through capital lease	$1,638	$—

Accrual for purchases of property and equipment	$9,570	$19,138

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

Deferred income taxes previously included in prepaid and other current assets, other assets and other liabilities on the Condensed Consolidated Balance Sheet as of November 3, 2007 have been reclassified to separate line items to conform to the November 1, 2008 and February 2, 2008 presentation. Restructuring expenses previously included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations for the quarter and nine months ended November 3, 2007 have been reclassified to conform to the presentation for the quarter and nine months ended November 1, 2008.

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

2. Recent Accounting Pronouncements

Recently Issued Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF No. 03-6-1”). Under FSP-EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. FSP-EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP-EITF No. 03-6-1 to have any impact on the determination or reporting of its earnings per share.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and concludes that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is in the process of evaluating SFAS No. 162 and does not expect it to have any impact on its consolidated financial statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2. Recent Accounting Pronouncements (continued)

Recently Issued Standards (continued)

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(revised 2007), Business Combinations, (“SFAS No. 141(R)”), and other U.S. GAAP. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is in the process of evaluating FSP No. 142-3 and does not expect it to have a significant impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”) that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the effective date deferral discussed above, SFAS No. 157 is partially effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on February 3, 2008. See Note 3, “Fair Value Measurements” for further discussion.

On October 10, 2008, the FASB issued FASB FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS No. 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The adoption of FSP FAS No. 157-3, although applicable to the Company’s investment in auction rate securities, did not have an impact on the Company’s condensed consolidated financial statements.

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

	November 1, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Deferred compensation plan assets (a)	$1,675	$1,675	$—	$—
Auction rate securities (b)	5,202	—	—	5,202

Total assets	$6,877	$1,675	$—	$5,202

(a)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives and other highly compensated employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust.
(b)	At November 1, 2008, the Company had $6.0 million invested in auction rate securities with a fair market value of $5.2 million. As a result of the deterioration of the credit markets, auctions for these securities failed during the first nine months of Fiscal 2008. Consequently, fair value measurements have been estimated using an income-approach model (discounted cash-flow analysis). The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. On November 14, 2008, the Company entered into an agreement with UBS AG (“UBS”), one of its investment providers, related to its $6.0 million investment in auction rate securities purchased from UBS. Under the terms of the agreement, the Company will receive certain auction rate security rights from UBS. See Note 5, “Investments” for further discussion of the Company’s auction rate securities.

The following table provides a reconciliation of the beginning and ending balances for the quarter and nine months ended November 1, 2008 of the Company’s investment in auction rate securities, as these assets are measured at fair value using significant unobservable inputs (Level 3):

	Level 3
	Quarter Ended	Nine Months Ended
	November 1, 2008	November 1, 2008
	(in thousands)
Balance at beginning of period	$5,588	$—
Transfers in and/or (out) of Level 3 (1)	—	6,000
Total losses realized/unrealized included in earnings	—	—
Total losses included in other comprehensive income	(386)	(798)
Purchases, sales, issuances and settlements, net	—	—

Balance as of November 1, 2008	$5,202	$5,202

(1)	Based on the deteriorated market conditions affecting the Company’s investment in auction-rate securities classified as available-for-sale, the Company changed its fair value measurement methodology from quoted prices in active markets to a discounted cash flow model during the first quarter of Fiscal 2008. Accordingly, these securities were valued using Level 3 inputs.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Restructuring

In Fiscal 2007, the Company initiated a multi-year strategic restructuring program (the “January 2008 Program”) designed to enhance profitability and improve overall operating effectiveness. The restructuring program included closing 117 underperforming stores over a three-year period, reducing the Company’s corporate staff by approximately 13% and undertaking a broad-based productivity initiative that included, among other things, the strategic procurement of non-merchandise goods and services.

On November 6, 2008, the Company announced additional actions building upon its January 2008 Program. These additional actions included an organizational streamlining resulting in the elimination of approximately 260 positions in the corporate and divisional organizations and the additional non-cash write-down of store assets, and were designed to further reduce the Company’s cost structure and enhance its operational efficiency.

The Company now expects total one-time pre-tax expenses associated with its restructuring initiatives in the range of $65 to $70 million, including approximately $59 million in costs recognized since the January 2008 Program was initiated. The Company expects to incur an additional $4 million in restructuring costs in the fourth quarter of fiscal 2008 with the balance to be incurred in fiscal 2009 and fiscal 2010.

In connection with its restructuring initiatives, the Company recorded restructuring charges of $19.9 million and $26.8 million, respectively, during the quarter and nine months ended November 1, 2008. These costs related to the write-down of store assets, severance and other costs related to the restructuring. During the quarter and nine months ended November 3, 2007, the Company recorded restructuring charges of $1.3 million and $2.2 million, respectively, for consulting and other costs related to the restructuring. The restructuring and asset impairment charges are included as a separate line item on the Company’s Condensed Consolidated Statements of Operations.

The following table details information related to restructuring charges recorded during the quarter ended November 1, 2008:

	Asset Impairment	Severance and Related Costs	Other Restructuring Costs		Total
	(in thousands)
Balance at August 2, 2008	$—	$(1,649)	$(1,869)		$(3,518)
Restructuring provision	(7,766)	(11,128)	(999	)(1)	(19,893)

Subtotal	(7,766)	(12,777)	(2,868)		(23,411)

Cash payments	—	916	193		1,109
Non-cash adjustments	7,766	—	(105)		7,661

Balance at November 1, 2008	$—	$(11,861)	$(2,780)		$(14,641)

(1)	Included in this amount is $0.6 million of costs related to consulting services. The consulting services are a direct result of executing the Company’s strategic plan to streamline operations and rationalize its cost structure.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Restructuring (continued)

The following table details information related to restructuring charges recorded during the nine months ended November 1, 2008:

	Asset Impairment	Severance and Related Costs	Other Restructuring Costs		Total
	(in thousands)
Balance at February 2, 2008	$—	$(4,227)	$(500)		$(4,727)
Restructuring provision	(10,480)	(11,525)	(4,756	)(1)	(26,761)

Subtotal	(10,480)	(15,752)	(5,256)		(31,488)

Cash payments	—	3,891	1,932		5,823
Non-cash adjustments	10,480	—	544		11,024

Balance at November 1, 2008	$—	$(11,861)	$(2,780)		$(14,641)

(1)	Included in this amount is $2.0 million of costs related to consulting services. The consulting services are a direct result of executing the Company’s strategic plan to streamline operations and rationalize its cost structure.

5. Investments

At November 1, 2008, February 2, 2008 and November 3, 2007, the Company had $6.0 million, $15.0 million and $24.0 million, respectively, invested in auction rate securities with a fair market value of $5.2 million, $15.0 million and $24.0 million, respectively. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these auction rate securities are classified as available-for-sale and are carried at fair market value.

During the first nine months of Fiscal 2008, auctions related to these securities failed. The Company believes it is likely that these auctions will continue to be unsuccessful in the near term. Unsuccessful auctions limit the short-term liquidity of these investments; therefore the Company has recorded its investment in auction rate securities as long-term, included in other assets, on its Condensed Consolidated Balance Sheets as of November 1, 2008. At February 2, 2008 the Company included $9.0 million in auction rate securities that settled subsequent to February 2, 2008 in short-term investments; its remaining $6.0 million was included in other assets in its Condensed Consolidated Balance Sheet. While recent failures in the auction process have affected the Company’s ability to access these funds in the near term, it does not believe that the underlying securities or collateral have been permanently affected. The Company has earned and expects to continue to earn interest at the prevailing rates on its remaining investment in auction rate securities.

During the quarter and nine months ended November 1, 2008, the Company recorded temporary impairment charges of approximately $0.4 million and approximately $0.8 million, respectively, to accumulated other comprehensive loss related to its investment in auction rate securities. The $5.2 million net carrying value as of November 1, 2008 represents the Company’s best estimate of the fair value of these investments based on currently available information on that date.

On November 14, 2008, the Company entered into an agreement with UBS, one of its investment providers, related to its $6.0 million investment in auction rate securities purchased from UBS. Under the terms of the agreement, the Company will receive certain auction rate security rights from UBS. These rights enable the Company to sell its auction rate securities back to UBS at par value at anytime during the two year period beginning June 30, 2010. The auction rate securities will continue to accrue and pay interest until the time the Company exercises its rights. If the Company does not exercise its rights by July 2, 2012 they will expire and UBS will have no further obligation to the Company. Under the agreement the Company releases UBS from all claims related to the securities except consequential damages and agrees not serve as a class action representative or receive benefits under any class action settlement or investor fund. UBS has the right to purchase the auction rate securities at par value, without prior notice, from the Company any time after November 14, 2008

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5. Investments (continued)

The investments held in trust for the Company’s Non-Qualified Deferred Compensation Plan are treated as trading securities and are classified as a long-term asset on the Company’s Condensed Consolidated Balance Sheets included in other assets. Unrealized holding gains and losses on trading securities are included in interest income on the Company’s Condensed Consolidated Statements of Operations.

6. Earnings Per Share

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and vesting of unvested restricted stock, if the effect is dilutive.

	Quarters Ended
	November 1, 2008			November 3, 2007
	(in thousands, except per share amounts)
	Net (Loss) Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic (Loss) Earnings per Share	$(13,447)	56,252	$(0.24)	$40,759	60,930	$0.67

Effect of Dilutive Securities	—	—		—	603

Diluted (Loss) Earnings per Share	$(13,447)	56,252	$(0.24)	$40,759	61,533	$0.66

	Nine Months Ended
	November 1, 2008			November 3, 2007
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share	$41,700	57,697	$0.72	$103,906	63,629	$1.63

Effect of Dilutive Securities	—	246		—	809

Diluted Earnings per Share	$41,700	57,943	$0.72	$103,906	64,438	$1.61

Options to purchase 3,586,260 shares and 3,110,516 shares of common stock during the quarter and nine months ended November 1, 2008, respectively, and 1,612,582 shares and 610,686 shares of common stock during the quarter and nine months ended November 3, 2007 were excluded from the above computations of weighted-average shares for diluted earnings per share. This was due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods. For the loss during the quarter ended November 1, 2008, no effect was given to potentially dilutive securities, since the effect would be antidilutive. In addition, 193,333 shares and 225,667 shares of unvested restricted stock were excluded from the above calculations for the quarters and nine months ended November 1, 2008 and November 3, 2007, respectively, due to contingencies placed on their vesting which had not been satisfied as of those dates.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Share-based Payments

Stock Incentive Plans

During the quarter and nine months ended November 1, 2008, the Company recognized approximately $0.4 million and $8.9 million, respectively, in total share-based compensation expense. During the quarter and nine months ended November 3, 2007, the Company recognized approximately $3.8 million and $16.2 million, respectively, in total share-based compensation expense. As of November 1, 2008, there was $13.0 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. As of November 1, 2008, there was $11.5 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

Stock Options

The following table summarizes stock option activity for the quarter and nine months ended November 1, 2008:

	Quarter Ended		Nine Months Ended
	November 1, 2008		November 1, 2008
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Options outstanding at beginning of period	3,717,058	$27.89	3,698,949	$28.65
Granted	157,000	23.77	945,633	23.91
Forfeited or expired	(224,925)	29.99	(838,787)	30.23
Exercised	(62,873)	20.62	(219,535)	17.60

Options outstanding at November 1, 2008	3,586,260	$27.71	3,586,260	$27.71

Vested and exercisable at November 1, 2008	1,893,794	$26.54	1,893,794	$26.54

Options expected to vest at November 1, 2008	1,208,225	$31.60	1,208,225	$31.60

The weighted-average fair value of options granted during the quarters ended November 1, 2008 and November 3, 2007, estimated as of the grant date using the Black-Scholes option pricing model, was $9.71 and $10.27 per share, respectively. The weighted-average fair value of options granted during the nine months ended November 1, 2008 and November 3, 2007, estimated as of the grant date using the Black-Scholes option pricing model, was $8.90 and $12.03 per share, respectively.

The fair value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarters Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Expected volatility	47.0%	34.1%	42.6%	33.0%
Risk-free interest rate	2.9%	4.1%	2.5%	4.4%
Expected life (years)	4.2	4.4	4.2	4.4
Dividend yield	—	—	—	—

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Share-based Payments (continued)

Restricted Stock

The following table summarizes restricted stock activity for the quarter ended November 1, 2008:

	Time - Based		Performance - Based
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at August 2, 2008	678,920	$32.07	213,333	$28.91
Granted	62,000	24.18	—	—
Vested	(81,917)	20.63	—	—
Forfeited	(69,826)	28.63	(20,000)	30.67

Restricted stock awards at November 1, 2008	589,177	$33.23	193,333	$28.72

The following table summarizes restricted stock activity for the nine months ended November 1, 2008:

	Time - Based		Performance - Based
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at February 2, 2008	729,052	$32.27	225,667	$32.78
Granted	339,624	24.37	124,000	25.02
Vested	(293,746)	22.88	—	—
Forfeited	(185,753)	29.63	(156,334)	31.64

Restricted stock awards at November 1, 2008	589,177	$33.23	193,333	$28.72

In April 2008, 99,000 shares of performance-based restricted stock were granted and are included in the above table for the nine months ended November 1, 2008 assuming an achievement level of 100% of the performance target. These awards vest over a three year period based on achievement of a performance target set annually for each tranche of the grant. Based on Company performance, grantees may earn 75% to 125% of the shares granted with respect to each tranche. If at least a 75% achievement level is not met, grantees will not earn any shares with respect to that tranche. In addition, the Company modified previously granted unvested awards of performance-based restricted stock to include vesting terms based on achievement levels from 75% to 100% of target. No charge was required for this modification. These awards are likewise included in the above table assuming an achievement level of 100% of the performance target. Grantees may earn 75% to 100% of the shares granted with respect to each tranche, based on the Company’s performance. If a 75% achievement level is not met, grantees will not earn any shares with respect to that tranche. During the third quarter of Fiscal 2008, achievement of the targets for the 2008 tranche of these awards was deemed improbable; as such, all related compensation cost was reversed.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8. Debt and Capital Leases

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

Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under the Credit Facility at any point during the nine months ended November 1, 2008 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $36.6 million, $111.1 million and $106.4 million as of November 1, 2008, February 2, 2008 and November 3, 2007, respectively, leaving a remaining available balance for loans and letters of credit of $213.4 million, $63.9 million and $68.6 million, respectively.

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

Capital Lease

On August 25, 2008, the Company entered into a capital lease relating to certain computer equipment with a four year term. The following table presents leased assets by major class:

November 1, 2008
(in thousands)
Computer Equipment	$1,638

1,638
Less accumulated depreciation and amortization	—

Net property and equipment	$1,638

The computer equipment was not placed in service as of November 1, 2008. The Company had no capital leases at February 2, 2008 or November 3, 2007.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8. Debt and Capital Leases (continued)

Capital Lease (continued)

Future minimum lease payments under the capital lease as of November 1, 2008 are as follows:

Fiscal Year	(in thousands)
2008	$71
2009	424
2010	424
2011	424
2012	247
Thereafter	—

Total	1,590

Less weighted average interest rate of 1.8% on capital lease	53

Total principal payable including no amounts accrued for interest	$1,537

Other

Included in accrued expenses and other current liabilities and other liabilities on the Condensed Consolidated Balance Sheet at November 1, 2008 were $4.2 million and $3.7 million, respectively, related to borrowings for the purchase of fixed assets. There were no such borrowings at February 2, 2008 or November 3, 2007.

9. Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(in thousands)		(in thousands)
Net periodic pension cost:
Service cost	$—	$1,013	$—	$4,063
Interest cost	483	437	1,483	1,586
Expected return on plan assets	(536)	(694)	(1,736)	(2,144)
Amortization of prior service cost	—	7	—	57
Amortization of actuarial loss	(33)	(85)	37	265
Curtailment gain	—	(1,062)	—	(857)

Net periodic pension cost	$(86)	$(384)	$(216)	$2,970

The Company was not required to make and did not make any contributions to its pension plan during the nine months ended November 1, 2008 and November 3, 2007.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

10. Securities Repurchase Program

In August 2007, the Company’s Board of Directors approved a $300 million securities repurchase program (the “August 2007 Program”). Under the August 2007 Program, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate and other purposes. During the nine months ended November 1, 2008, the Company repurchased 4,108,183 shares of its common stock at a cost of approximately $100.8 million. There were no repurchases made under the August 2007 program during the quarter ended November 1, 2008.

11. Goodwill

The recent deterioration in the financial and housing markets and resulting impact on consumer confidence and discretionary spending has had a significant impact on the retail industry, particularly for women’s specialty apparel retailers. The effect this has had on the Company’s business and the impact on its quoted market price and market capitalization could be an indicator under SFAS No. 142 that a reduction in the Company’s fair value has occurred. Accordingly, the Company performed an interim test of goodwill impairment in accordance with SFAS No. 142, based on a weighting of (1) a discounted cash flow analysis using updated forward-looking projections of estimated future operating results and (2) a guideline company methodology under the market approach using revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Based on the results of this testing, management concluded that the Company’s fair value exceeded its carrying value at November 1, 2008 and accordingly, determined that its recorded goodwill was not impaired as of November 1, 2008. The Company will perform its annual test for goodwill impairment during the fourth quarter of Fiscal 2008. Continued deterioration of the Company’s business could result in goodwill impairment.

12. Income Taxes

The following table shows the Company’s effective income tax rate for the quarters and nine months ended November 1, 2008 and November 3, 2007:

	Quarters Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Effective income tax rate	33.6%	39.5%	38.7%	39.5%

The Company’s effective income tax rate decreased for the quarter ended November 1, 2008 primarily due to the benefit associated with the quarterly loss, offset by the negative impact of permanent adjustments and a true-up to the year-to-date projected effective tax rate.

The Company’s effective income tax rate decreased for the nine months ended November 1, 2008 primarily due to the impact of state income tax refunds and settlements and the reversal of a reserve recorded in the fourth quarter of Fiscal 2007 for non-deductible executive compensation resulting from an IRS ruling in the first quarter of Fiscal 2008.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

13. Comprehensive Income

The components of comprehensive (loss) income are shown below (in thousands):

	Quarters Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net (loss) income	$(13,447)	$40,759	$41,700	$103,906
Add back amortization of actuarial loss, net of taxes of approximately $(12) and $(36), respectively, and approximately $10 and $112, respectively	(21)	(49)	27	153
Add back amortization of prior service costs, net of taxes of approximately $3 and $24, respectively	—	4	—	33
Recognition of prior service cost and unrecognized gains and losses due to curtailment, net of taxes of $2,048, respectively	—	2,384	—	5,187
Temporary impairment of available-for-sale securities (see Note 5)	(386)	—	(798)	—

Comprehensive (loss) income	$(13,854)	$43,098	$40,929	$109,279

14. Legal Proceedings

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

AnnTaylor Stores Corporation (the “Company”, “we”, “us” and “our”), through its wholly owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “Loft” and “Ann Taylor Loft” (“LOFT”), “Ann Taylor Factory” and “LOFT Outlet” brands. The Ann Taylor brand is focused on updated classic, yet stylish, professional and special occasion dressing that is sophisticated and versatile and always of high quality. The LOFT brand is focused on fashionable updated classics that are relaxed and casual and that offer good quality and value. Ann Taylor Factory and LOFT Outlet stores offer factory-direct product exclusively in the outlet environment. As of November 1, 2008, we operated 966 stores in 46 states, the District of Columbia and Puerto Rico, and also Online stores at www.anntaylor.com and www.anntaylorLOFT.com. Unless the context indicates otherwise, all references herein to the Company, we, us and our include the Company and its wholly owned subsidiaries.

Management Overview

The third quarter of fiscal 2008 was a difficult one for the Company. Softening macroeconomic conditions, including the dramatic deterioration in financial markets and consumer confidence as the quarter progressed, weighed heavily on consumer spending—particularly for discretionary women’s apparel merchandise. As a result, our sales slowed considerably during the quarter, and our profit margins also declined due to aggressive promotional activity to keep inventory turning. In response to the overall softness, we continued to aggressively manage expenses and inventory levels and announced the expansion of our multi-year strategic restructuring program to further reduce the Company’s cost structure. We also took actions to maintain a strong, debt-free balance sheet with a solid cash position.

Net sales for the quarter declined 12.3% to $527.2 million, reflecting a 19.4% decrease in comparable store sales, primarily due to the impact of the current recessionary environment on top-line sales, partially offset by square footage growth and higher internet sales. By division, net sales at LOFT declined 11.4% for the quarter, driven by a 15.4% decrease in comparable store sales, partially offset by the benefit of new stores. At Ann Taylor, net sales were down 25.3%, with comparable store sales down 24.8%.

In terms of overall performance, the softness in the macro environment impacted our results at all divisions. However, the Ann Taylor division was disproportionately impacted by the crisis in the financial market and uncertainty regarding corporate layoffs, both of which added additional pressure to the division’s professional client base. In addition, the division continues to struggle with a product assortment that lacks the relevancy and versatility our client wants and needs right now. Ann Taylor did a good job managing its inventory levels in the quarter and entered the fourth quarter of 2008 with in-store inventory per square foot down 18% versus year-ago.

Our LOFT division was also negatively impacted by the softness in the overall macro environment, although we believe LOFT product is much improved versus last year and the value proposition that the brand represents is compelling in this difficult economy. The division did a good job managing through inventory during the quarter and entered the fourth quarter of 2008 with in-store inventory per square foot down 14% versus year-ago.

Our Factory business was also impacted by the macroeconomic slowdown, with traffic trends and other in-store metrics under pressure. Nevertheless, the division managed through the softness well and did a good job maximizing gross margin throughout the quarter. Results at LOFT Outlet, which was launched in July 2008, are in-line with expectations. We plan to open an additional two stores before year-end to end the year with 14 LOFT Outlet stores.

During the quarter, we did not repurchase any shares of our common stock, reflecting management’s decision to maintain a strong balance sheet and preserve cash during the current uncertain environment. At the end of the third quarter, we had $159 million remaining under our $300 million share repurchase authorization.

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

Quality of merchandise offerings - To monitor and maintain client acceptance of our merchandise offerings, we monitor sell-through levels, inventory turnover, gross margin, returns and markdown rates at a class and style level. This analysis helps identify merchandise issues at an early date and helps us plan future product development and buying.

Results of Operations

The following table sets forth data from our consolidated statement of operations expressed as a percentage of net sales:

	Quarters Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.2	43.9	48.4	46.6

Gross margin	48.8	56.1	51.6	53.4
Selling, general and administrative expenses	48.8	44.8	46.1	44.0
Restructuring costs	3.8	0.2	1.6	0.1

Operating (loss) income	(3.8)	11.1	3.9	9.3
Interest income	0.1	0.2	0.1	0.4
Interest expense	0.1	0.1	0.1	0.1

(Loss) income from before income taxes	(3.8)	11.2	3.9	9.6
Income tax (benefit) provision	(1.3)	4.4	1.5	3.8

Net (loss) income	(2.5)%	6.8%	2.4%	5.8%

The following table sets forth selected data from our consolidated statement of operations expressed as a percentage change from the comparable prior period.

	Quarters Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	increase (decrease)		increase (decrease)
Net sales	(12.3)%	6.1%	(4.7)%	3.7%
Operating income	(130.4)%	7.9%	(59.6)%	(13.5)%
Net income	(133.0)%	3.8%	(59.9)%	(14.4)%

Sales and Store Data

The following table sets forth certain sales and store data:

	Quarters Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales (in thousands)
Total Company	$527,216	$600,949	$1,711,194	$1,795,709
Ann Taylor	159,549	213,454	542,885	652,602
LOFT	263,047	296,886	857,147	881,132
Other	104,620	90,609	311,162	261,975
Comparable store sales percentage increase(decrease) (a)
Total Company	(19.4)%	(0.4)%	(11.6)%	(3.4)%
Ann Taylor	(24.8)%	(4.4)%	(16.7)%	(2.2)%
LOFT	(15.4)%	(0.3)%	(8.0)%	(6.9)%
Average dollars per transaction
Total Company	$70.73	$82.18	$74.50	$79.11
Ann Taylor	80.50	87.73	86.40	94.47
LOFT	64.44	76.36	68.43	71.71
Average units per transaction
Total Company	2.41	2.38	2.39	2.38
Ann Taylor	2.16	1.98	2.11	2.07
LOFT	2.40	2.48	2.43	2.46
Average unit retail sold
Total Company	$29.35	$34.53	$31.17	$33.24
Ann Taylor	37.27	44.31	40.95	45.64
LOFT	26.85	30.79	28.16	29.15
Net sales per average gross square foot (b)
Total Company	$94	$114	$309	$344
Ann Taylor	87	115	293	347
LOFT	86	102	281	309

Sales and Store Data (Continued)

	Quarters Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Total store square footage at end of period (in thousands) (b)
Total Company	5,651	5,371
Ann Taylor	1,841	1,905
LOFT	3,071	2,961
Number of:
Stores open at beginning of period	959	887	929	869
New stores	15	38	63	60
Closed stores	(8)	(4)	(26)	(8)

Stores open at end of period	966	921	966	921

Expanded stores	—	4	8	10

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening.
(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales decreased 12.3% and 4.7% during the quarter and nine months ended November 1, 2008, respectively, over the comparable 2007 periods. The decrease in net sales for both periods was primarily due to a decrease in comparable store sales, which was partially offset by sales at new stores and continued growth at our Online and Ann Taylor Factory businesses. The decrease in comparable store sales for both periods was primarily due to weak traffic across all divisions and lower AUR and DPT due to increased promotional activity. By division, Ann Taylor’s net sales decreased $53.9 million, or 25.3%, and $109.7 million or 16.8% for the quarter and nine months ended November 1, 2008, respectively. At LOFT, net sales decreased $33.8 million, or 11.4%, and $24.0 million or 2.7% for the quarter and nine months ended November 1, 2008.

Cost of Sales and Gross Margin

The following table shows cost of sales and gross margin in dollars and the related gross margin percentages for the quarters and nine months ended November 1, 2008 and November 3, 2007:

	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(dollars in thousands)		(dollars in thousands)
Cost of sales	$270,060	$264,106	$828,911	$836,817
Gross margin	$257,156	$336,843	$882,283	$958,892
Gross margin as a percentage of net sales	48.8%	56.1%	51.6%	53.4%

The decrease in gross margin as a percentage of net sales for the quarter ended November 1, 2008 as compared to the comparable 2007 period was due primarily to lower gross margin rates on non-full price sales across all divisions resulting from increased promotional activity.

The decrease in gross margin as a percentage of net sales for the nine months ended November 1, 2008 as compared to the comparable 2007 period was due to lower gross margin rates on non-full price sales at Ann Taylor and LOFT resulting from increased promotional activity.

Selling, General and Administrative Expenses

The following table shows selling, general and administrative expenses in dollars and as a percentage of net sales for the quarters and nine months ended November 1, 2008 and November 3, 2007:

	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(dollars in thousands)		(dollars in thousands)
Selling, general and administrative expenses	$257,511	$268,958	$788,032	$789,438
Percentage of net sales	48.8%	44.8%	46.1%	44.0%

The decrease in selling, general and administrative expenses for the quarter ended November 1, 2008 as compared to the comparable 2007 period primarily reflects lower fixed costs related to our store operations, restructuring program savings and a reduction in performance-based compensation expense.

The decrease in selling, general and administrative expense for the nine months ended November 1, 2008 as compared to the comparable 2007 period was due to lower fixed costs related to our store operations and restructuring program savings, partially offset by planned investments in our new LOFT Outlet concept.

Restructuring and Asset Impairment Charges

The following table shows restructuring and asset impairment charges in dollars and as a percentage of net sales for the quarters and nine months ended November 1, 2008 and November 3, 2007:

	Quarters Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(dollars in thousands)		(dollars in thousands)
Restructuring and asset impairment charges	$19,893	$1,300	$26,761	$2,200
Percentage of net sales	3.8%	0.2%	1.6%	0.1%

See “Liquidity and Capital Resources” and Note 4, “Restructuring” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest Income

The following table shows interest income in dollars and as a percentage of net sales for the quarters and nine months ended November 1, 2008 and November 3, 2007:

	Quarters Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(dollars in thousands)		(dollars in thousands)
Interest income	$311	$1,450	$1,571	$6,197
Percentage of net sales	0.1%	0.2%	0.1%	0.4%

Interest income decreased for both the quarter and nine months ended November 1, 2008 due to a lower cash balance primarily resulting from our stock repurchase activity over the past year, as well as lower interest rates.

Interest Expense

The following table shows interest expense in dollars and as a percentage of net sales for the quarters and nine months ended November 1, 2008 and November 3, 2007:

	Quarters Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(dollars in thousands)		(dollars in thousands)
Interest expense	$325	$620	$1,025	$1,597
Percentage of net sales	0.1%	0.1%	0.1%	0.1%

Interest expense includes various charges, the largest of which are fees related to our Credit Facility. See “Liquidity and Capital Resources” and Note 8, “Debt and Capital Leases” in the Notes to Condensed Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes

The following table shows our effective income tax rate for the quarters and nine months ended November 1, 2008 and November 3, 2007:

	Quarters Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Effective income tax rate	33.6%	39.5%	38.7%	39.5%

The effective income tax rate decreased for the quarter ended November 1, 2008 primarily due to the benefit associated with the quarterly loss, offset by the negative impact of permanent adjustments and a true-up to the year-to-date projected effective tax rate.

The effective income tax rate decreased for the nine months ended November 1, 2008 primarily due to the impact of state income tax refunds and settlements and the reversal of a reserve recorded in the fourth quarter of Fiscal 2007 for non-deductible executive compensation resulting from an IRS ruling in the first quarter of Fiscal 2008.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of our liquidity:

	November 1, 2008	February 2, 2008	November 3, 2007
	(dollars in thousands)
Working capital	$156,517	$195,015	$205,864
Current ratio	1.49:1	1.62:1	1.65:1

Operating Activities

The decrease in cash provided by operating activities for the nine months ended November 1, 2008, compared with nine months ended November 1, 2007, was primarily due to lower net income partially offset by a decrease in cash used for the purchase of merchandise inventories and a decrease in other non-current assets and liabilities, a decrease in prepaid expenses and other current assets. The decrease in prepaid and other current assets was driven by a decrease in deferred construction allowances.

Investing Activities

Cash used for investing activities was $74.8 million for the nine months ended November 1, 2008, compared with $116.5 million for the nine months ended November 3, 2007. The change in cash used for investing activities was primarily due to a net decrease in cash used for the purchase of marketable securities and a decrease in cash used for the purchase of property and equipment.

At November 1, 2008, February 2, 2008 and November 3, 2007, we had $6.0 million, $15.0 million and $24.0 million, respectively, invested in auction rate securities, with a fair value of $5.2 million, $15.0 million and $24.0 million, respectively. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these auction rate securities are classified as available-for-sale and are carried at fair market value.

During the first nine months of Fiscal 2008, auctions related to these securities failed. We believe it is likely that these auctions will continue to be unsuccessful in the near term. Unsuccessful auctions limit the short-term liquidity of these investments; therefore we have recorded our investment in auction rate securities as long-term, included in other assets, on our Condensed Consolidated Balance Sheets as of November 1, 2008. At February 2, 2008, the Company included $9.0 million in auction rate securities that settled subsequent to February 2, 2008 in short-term investments; its remaining $6.0 million was included in other assets in its Condensed Consolidated Balance Sheet. While recent failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been permanently affected. We have earned and expect to continue to earn interest at the prevailing rates on our remaining investment in auction rate securities.

During the quarter and nine months ended November 1, 2008, we recorded temporary impairment charges of approximately $0.4 million and $0.8 million, respectively, to accumulated other comprehensive loss related to our investment in auction rate securities. The $5.2 million net carrying value as of November 1, 2008 represents our best estimate of the fair value of these investments based on currently available information on that date.

On November 14, 2008, we entered into a settlement agreement with UBS AG (“UBS”), one of our investment providers, related to our $6.0 million investment in auction rate securities purchased from UBS. Under the terms of the settlement, we will receive auction rate security rights from UBS. These rights enable us to sell our auction rate securities back to UBS at par value at anytime during the two year period beginning June 30, 2010. The auction rate securities will continue to accrue and pay interest until such time we exercise our rights. If we do not exercise our rights by July 2, 2012 they will expire and UBS will have no further obligation to us. The agreement releases UBS from all claims related to the securities except consequential damages. UBS has the right to purchase the auction rate securities at par value, without prior notice, from us any time after the acceptance date. We are currently evaluating the accounting for the settlement agreement.

Financing Activities

Cash used for financing activities was $92.7 million for the nine months ended November 1, 2008, compared with $304.1 million for the nine months ended November 3, 2007. The decrease in cash used for financing activities was primarily the result of lower stock repurchase activity and a decrease in proceeds from the exercise of stock options.

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

Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. There were no borrowings outstanding under the Credit Facility at any point during nine months ended November 1, 2008 or as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $36.6 million, $111.1 million and $106.4 million as of November 1, 2008, February 2, 2008 and November 3, 2007, respectively, leaving a remaining available balance for loans and letters of credit of $213.4 million, $63.9 million and $68.6 million, respectively. See Note 8, “Debt”, in the Notes to Condensed Consolidated Financial Statements for further discussion of the Credit Facility.

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

Other

On November 6, 2008, we announced additional actions building upon our multi-year strategic restructuring program first announced in Fiscal 2007 (the “January 2008 Program”). These additional actions include an organizational streamlining resulting in the elimination of approximately 260 positions in the corporate and divisional organizations and the additional non-cash write-down of store assets, and were designed to further reduce our cost structure and enhance our operational efficiency. We expect total ongoing annualized savings under the program to reach $80 to $90 million.

We now expect total one-time pre-tax expenses associated with our restructuring initiatives in the range of $65 to $70 million, including approximately $59 million in costs recognized since the January 2008 Program was initiated. We expect to incur an additional $4 million in restructuring costs in the fourth quarter of fiscal 2008 with the balance to be incurred in fiscal 2009 and fiscal 2010.

Recent distress in the financial markets has resulted in declines in consumer confidence and spending, extreme volatility in securities prices, diminished liquidity and credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and have responded with an addition to our expanded strategic restructuring program noted above, scaled back planned capital expenditures for Fiscal 2009 and have implemented a conservative approach to discretionary spending, including our stock repurchase program. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on consumer spending and affect our cash flows. Although we currently do not have any borrowings under our Credit Facility, tightening of the credit markets could make it more difficult for us to enter into agreements for new indebtedness or obtain funding through the issuance of our securities. The effects of these changes could also require us to make additional changes to our current plans and strategy. Additionally, although our levels of net cash provided by operating activities may be negatively affected by general economic conditions, we believe that we will continue to generate positive cash flow from operations, which, along with our available cash, will provide the means needed to fund our operations. At November 1, 2008 substantially all of our cash was invested in money market funds. These money market funds invest entirely in US Treasury Securities.

As a result of losses experienced in global equity markets, our pension funds are likely to have a negative return for 2008, which in turn would create increased pension costs in 2009. Our pension plan is invested in readily-liquid investments, primarily equity and debt securities. Continued deterioration in the financial markets may require us to make a contribution to our pension plan in Fiscal 2009.

The recent deterioration in the financial and housing markets and resulting impact on consumer confidence and discretionary spending has had a significant impact on the retail industry, particularly for women’s specialty apparel retailers. The effect this has had on our business and the impact on its quoted market price and market capitalization could be an indicator under SFAS No. 142 that a reduction in our fair value has occurred. Accordingly, we performed an interim test of goodwill impairment in accordance with SFAS No. 142, based on a weighting of (1) a discounted cash flow analysis using updated forward-looking projections of estimated future operating results and (2) a guideline company methodology under the market approach using revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Based on the results of this testing, we concluded that our fair value exceeded its carrying value at November 1, 2008 and accordingly, determined that its recorded goodwill was not impaired as of November 1, 2008. We will perform our annual test for goodwill impairment during the fourth quarter of Fiscal 2008. Continued deterioration of our business could result in goodwill impairment.

We will perform our annual test for goodwill impairment during the fourth quarter of Fiscal 2008. As noted in Note 11, “Goodwill”, in the Notes to Condensed Consolidated Financial Statements, continued deterioration of the Company’s business, quoted market price or market capitalization could result in goodwill impairment.

Contractual Obligations

We have included a summary of our Contractual Obligations in our annual report on Form 10-K, for the fiscal year ended February 2, 2008. Since that time, we entered into a capital lease and two equipment financing agreements outside of the ordinary course of business, as discussed in Note 8 of the Condensed Consolidated Financial Statements.

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

Recent Accounting Pronouncements

Recently Issued Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF No. 03-6-1”). Under FSP-EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. FSP-EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We do not expect the adoption of FSP-EITF No. 03-6-1 to have any impact on the determination or reporting of our earnings per share.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with Generally Accepted Accounting Principles (“GAAP”) and concludes that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are in the process of evaluating SFAS No. 162 and do not expect it to have any impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(revised 2007), Business Combinations, (“SFAS No. 141(R)”) and other U.S. GAAP. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are in the process of evaluating FSP No. 142-3 but do not expect it to have any significant impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the potential effective date deferral discussed above, SFAS No. 157 is partially effective for fiscal years beginning after November 15, 2007. See Note 3, “Fair Value Measurements” in the Notes to Condensed Consolidated Financial Statements for further discussion.

On October 10, 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS No. 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The adoption of FSP FAS No. 157-3, although applicable to our investment in auction rate securities, did not have an impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. At November 1, 2008 substantially all of our cash was invested in money market funds. These money market funds invest entirely in US Treasury Securities.

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

At November 1, 2008, February 2, 2008 and November 3, 2007, we had $6.0 million, $15.0 million and $24.0 million, respectively, invested in auction rate securities with a fair market value of $5.2 million, $15.0 million and $24.0 million, respectively. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these auction rate securities are classified as available-for-sale and are carried at fair market value.

During the first nine months of Fiscal 2008, auctions related to these securities failed. We believe it is likely that these auctions will continue to be unsuccessful in the near term. Unsuccessful auctions limit the short-term liquidity of these investments; therefore we have recorded our investment in auction rate securities as long-term, included in other assets, on our Condensed Consolidated Balance Sheets as of November 1, 2008. At February 2, 2008, the Company included $9.0 million in auction rate securities that settled subsequent to February 2, 2008 in short-term investments; its remaining $6.0 million was included in other assets in its Condensed Consolidated Balance Sheet. While recent failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been permanently affected. We have earned and expect to continue to earn interest at the prevailing rates on our remaining investment in auction rate securities.

During the quarter and nine months ended November 1, 2008, we recorded temporary impairment charges of approximately $0.4 million and $0.8 million, respectively, to accumulated other comprehensive loss related to our investment in auction rate securities. The $5.2 million net carrying value as of November 1, 2008 represents our best estimate of the fair value of these investments based on currently available information on that date.

On November 14, 2008, we entered into a settlement agreement with UBS AG (“UBS”), one of our investment providers, related to our $6.0 million investment in auction rate securities purchased from UBS. Under the terms of the settlement, we will receive auction rate security rights from UBS. These rights enable us to sell our auction rate securities back to UBS at par value at anytime during the two year period beginning June 30, 2010. The auction rate securities will continue to accrue and pay interest until such time we exercise our rights. If we do not exercise our rights by July 2, 2012 they will expire and UBS will have no further obligation to us. The agreement releases UBS from all claims related to the securities except consequential damages. UBS has the right to purchase the auction rate securities at par value, without prior notice, from us any time after the acceptance date. We are currently evaluating the accounting for the settlement agreement.

As a result of losses experienced in global equity markets, our pension funds are likely to have a negative return for 2008, which in turn would create increased pension costs in 2009. Our pension plan is invested in readily-liquid investments, primarily equity and debt securities. Continued deterioration in the financial markets may require us to make a contribution to our pension plan in Fiscal 2009.

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

Our ability to anticipate and respond to changing client preferences and fashion trends in a timely manner

Our success largely depends on our ability to consistently gauge fashion trends and provide merchandise that satisfies client demands in a timely manner. Any missteps may affect merchandise quality and inventory levels, since we enter into agreements to manufacture and purchase our merchandise well in advance of the applicable selling season. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends and economic conditions could lead to lower sales, missed opportunities, excess inventories and more frequent markdowns, which could have a material adverse impact on our business. Merchandise misjudgments could also negatively impact our image with our clients.

The effect of competitive pressures from other retailers

The specialty retail industry is highly competitive. We compete with national, international and local department stores, specialty and discount stores, catalogs and internet businesses offering similar categories of merchandise. Many of our competitors are companies with substantially greater financial, marketing and other resources. There is no assurance that we can compete successfully with them in the future. In addition to competing for sales, we compete for favorable store locations, lease terms, and qualified associates. We also face competition from retailers that recently have been developing brand extensions and new concepts targeted at our client base. Increased competition could reduce our sales and margins and adversely affect results of operations.

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

The effect of general economic conditions and the current financial crisis

The Company’s performance is subject to worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Some of the factors impacting discretionary consumer spending include general economic conditions, employment, consumer debt, reductions in net worth based on recent severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence and other macroeconomic factors. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. In addition, continued declines in our profitability could result in a charge to earnings for the impairment of goodwill, which would not affect our cash flow but could decrease our earnings or increase our losses, and our stock price could be adversely affected.

The recent distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy. Although we currently do not have any borrowings under our Credit Facility, tightening of the credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of the Company’s securities. In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise.

We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

Fluctuation in our level of sales and earnings growth and stock price

A variety of factors have historically affected, and will continue to affect, our comparable stores sales results and profit margins. These factors include client trends and preferences, competition, economic conditions, weather, effective inventory management and new store openings. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on the market price of our common stock.

Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including recent global economic conditions, broad market fluctuations and public perception of the prospects for the women’s apparel industry.

Our ability to achieve the results of our restructuring program

In January 2008, we announced a multi-year restructuring program as part of a major drive to enhance profitability and improve overall operating effectiveness, which we expanded in November 2008. The key elements of our restructuring program include: optimization of our store portfolio, organizational streamlining, and a broad-based productivity initiative. The charges associated with the restructuring program are forecasts and may vary materially based on various factors, including the timing in execution of the restructuring plan; outcome of negotiations with landlords and other third parties; inventory levels; and changes in management’s assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in our not realizing all or any of the anticipated benefits of the restructuring program.

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

Effects of war, terrorism or other catastrophes

Threat of terrorist attacks or actual terrorist events in the United States and worldwide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic in regional shopping centers. Natural disasters could also impact our ability to open and run our stores in affected areas. Lower client traffic due to security concerns, war or the threat of war and natural disasters could result in decreased sales that would have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
	(in thousands)
August 3, 2008 to August 30, 2008	1,099	$24.30	—	$159,083
August 31, 2008 to October 4, 2008	31,659	21.00	—	159,083
October 5, 2008 to November 1, 2008	1,892	11.74	—	159,083

	34,650		—

(a)	Represents shares of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced program.

Item 6. Exhibits

Exhibit Number	Description
*10.1	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated November 6, 2008, between the Company and Gary Muto.

*10.2	Letter Agreement, executed November 1, 2008, between the Company and Gary Muto.

*10.3	Letter Agreement, executed October 23, 2008, between the Company and Adrienne Lazarus.

*10.4	AnnTaylor Stores Corporation Special Severance Plan, as amended through August 21, 2008.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: November 21, 2008	By:	/s/ Kay Krill
Kay Krill President & Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2008	By:	/s/ Michael J. Nicholson
Michael J. Nicholson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
*10.1	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated November 6, 2008, between the Company and Gary Muto.

*10.2	Letter Agreement, executed November 1, 2008, between the Company and Gary Muto.

*10.3	Letter Agreement, executed October 23, 2008, between the Company and Adrienne Lazarus.

*10.4	AnnTaylor Stores Corporation Special Severance Plan, as amended through August 21, 2008.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.