Form 10-K
period 2009-01-31
ANNTAYLOR STORES CORP
filed 2009-03-09
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of August 1, 2008 was $1,057,666,899.

The number of shares of the registrant’s common stock outstanding as of February 27, 2009 was 57,255,212.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders to be held on May 13, 2009 are incorporated by reference into Part III.

ANNTAYLOR STORES CORPORATION

ANNUAL REPORT ON FORM 10-K INDEX

Statement Regarding Forward-Looking Disclosures

This Annual Report on Form 10-K (this “Report”) includes, and incorporates by reference, certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. These forward-looking statements reflect the current expectations of AnnTaylor Stores Corporation concerning future events and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including without limitation those discussed in the sections of this Report entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. AnnTaylor Stores Corporation does not assume any obligation to publicly update or revise any forward-looking statements at any time for any reason.

PART I

ITEM 1.	Business.

General

AnnTaylor Stores Corporation, through its wholly-owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “LOFT”, “Ann Taylor Factory” and “LOFT Outlet” brands. As used in this report, all references to “we”, “our”, “us” and “the Company” refer to AnnTaylor Stores Corporation and its wholly-owned subsidiaries. Our stores offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a strategy to provide modern styles that are versatile across all occasions and needs. This strategy is reinforced by an emphasis on client service, as our sales associates are trained to assist clients in merchandise selection.

We are dedicated to maintaining the right merchandise mix in our stores and plan the timing of our product offerings to address clients’ needs, anticipating fabric and yarn preferences on a regional and seasonal basis. Our direct marketing efforts are planned to support this merchandising strategy.

We believe that “Ann Taylor” and “LOFT” are highly recognized national brands with distinct fashion points of view, though both are equally committed to providing clients with feminine, fashionable, high quality clothes that are highly relevant to all aspects of her lifestyle. The Ann Taylor brand is focused on offering chic, sophisticated and feminine clothing across her lifestyle needs, from modern wearable separates for every day, to powerful pieces for big days, to the perfect item to wear for special events and a casual chic for relaxing with friends and family. LOFT is the ultimate casual, fashionable and fun retail destination for women. LOFT offers women’s clothing that is feminine and on-trend as well as versatile clothing staples in the latest colors and styles, all at unexpected prices. Our Ann Taylor Factory and LOFT Outlet businesses offer past season best sellers from the Ann Taylor and LOFT merchandise collections and are natural extensions of those brands in the outlet environment. In addition, clients may shop online at www.anntaylor.com and www.anntaylorloft.com or by phone at 1-800-DIAL-ANN.

As of January 31, 2009, we operated 935 retail stores in 46 states, the District of Columbia and Puerto Rico, of which 320 were Ann Taylor stores, 510 were LOFT stores, 91 were Ann Taylor Factory stores and 14 were LOFT Outlet stores. See “Stores and Expansion” for further discussion.

Merchandise Design and Production

Substantially all merchandise offered in our stores is developed by our in-house product design and development teams, which design merchandise exclusively for us. Our merchandising groups determine inventory needs for the upcoming season, edit the assortments developed by the design teams, plan monthly merchandise flows and arrange for the production of merchandise by independent manufacturers, primarily through our sourcing division or through private label specialists. A small percentage of our merchandise is purchased through branded vendors, which is selected to complement our in-house assortment.

Our production management and quality assurance departments establish the technical specifications for all merchandise, inspect factories in which the merchandise is produced, including periodic in-line inspections while goods are in production to identify potential problems prior to shipment, and, upon receipt, inspect merchandise on a test basis for uniformity of size and color, as well as for conformity with specifications and overall quality of manufacturing.

We source merchandise from approximately 220 manufacturers and vendors, none of which accounted for more than 3% of our merchandise purchases in Fiscal 2008. In Fiscal 2008, we sourced our merchandise from vendors in 19 countries, with approximately 47% of our merchandise originating in China, 14% in the Philippines, 11% in Indonesia, 9% in India and 5% in both Hong Kong and Thailand. Any event causing a sudden disruption of manufacturing or imports from any of these countries, including the imposition of additional import restrictions, could have a material adverse effect on our operations. Our foreign purchases are negotiated and paid for in U.S. dollars.

We have a social compliance program that requires our suppliers, factories and subcontractors to comply with our Global Supplier Principles and Guidelines as well as the local laws and regulations in the country of manufacture. We also conduct unannounced third-party audits to confirm manufacturer compliance with our compliance standards. We are also a certified and validated member of the United States Customs and Border Protection’s Custom Trade Partnership against Terrorism (“C-TPAT”) program and expect all of our suppliers shipping to the United States to adhere to our C-TPAT requirements. These include standards relating to facility security, procedural security, personnel security, cargo security and the overall protection of the supply chain. Audits are conducted to confirm supplier compliance with our compliance standards.

We generally do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. We believe we have good relationships with our suppliers and that, subject to the discussion in “Statement Regarding Forward-Looking Disclosures”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, we will continue to have adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

Inventory Control and Merchandise Allocation

Our planning department analyzes historical product demand data by size and location, as well as margins, sales and inventory history of store clusters to determine the quantity of merchandise to be purchased for, and the allocation of merchandise to, our stores. Merchandise is allocated to achieve an emphasis that is suited to each store’s client base. Merchandise typically is sold at its original marked price for several weeks, with the length of time varying by individual style or color choice and dependent on client acceptance. We review inventory levels on an ongoing basis to identify slow-moving merchandise styles and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear this merchandise. Markdowns may also be used if inventory exceeds client demand for reasons of design, seasonal adaptation or changes in client preference, or if it is determined that the inventory will not sell at its currently marked price. Every effort is made to sell in-store, but remaining excess inventory is liquidated to unaffiliated third parties.

Our core merchandising system is the central repository for inventory data and related business activities that affect inventory levels such as purchasing, receiving, allocation and distribution.

We use a centralized distribution system under which nearly all merchandise is distributed to our stores through our distribution center, located in Louisville, Kentucky. See “Properties” for further discussion of our Louisville distribution center. Merchandise is shipped by the distribution center to our stores several times each week.

Stores and Expansion

Our business strategy includes a real estate expansion program designed to reach new clients through the opening of new stores. We open new stores in markets that we believe have a sufficient concentration of our target clients. We also add stores, or expand the size of existing stores, in markets where we already have a presence, as market conditions warrant and sites become available. In addition, we reinvest in our current store fleet to elevate and modernize the in-store experience we are providing our clients. Store locations are determined on the basis of various factors, including geographic location, demographic studies, anchor tenants in a mall location, other specialty stores in a mall or specialty center location or in the vicinity of a village location and the proximity to professional offices in a downtown or village location. Stores opened in factory outlet centers are located in factory outlet malls in which co-tenants generally include a significant number of outlet or discount stores operated under nationally recognized upscale brand names. Store size also is determined on the basis of various factors, including merchandise needs, geographic location, demographic studies and space availability.

In response to the challenging economic times, we have significantly slowed our new store growth and are aggressively pursuing renegotiating or extending existing leases at more favorable occupancy rates. We have also completed a study of the top 50 U.S. metropolitan areas for Ann Taylor and LOFT that has enabled us to develop a store fleet optimization plan in these markets to maximize store productivity. Our store fleet optimization plan allows us to plan our real estate strategy for future growth. In January 2008, we initiated a multi-year, strategic, restructuring program. This program provides for the closing of approximately 163 underperforming stores. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further discussion of our restructuring program.

As of January 31, 2009, we operated 935 retail stores throughout the United States, the District of Columbia and Puerto Rico, of which 320 were Ann Taylor stores, 510 were LOFT stores, 91 were Ann Taylor Factory stores and 14 were LOFT Outlet stores.

An average Ann Taylor store is approximately 5,300 square feet in size. We also have two Ann Taylor flagship stores, one located in New York City and one located in Chicago, both of which offer the largest assortment of Ann Taylor merchandise. In Fiscal 2008, we opened 4 Ann Taylor stores that averaged approximately 4,500 square feet. In Fiscal 2009, we do not plan to open any Ann Taylor stores.

LOFT stores average approximately 5,900 square feet. We also have one LOFT flagship store on the ground floor of 7 Times Square, our corporate headquarters, in New York City. In Fiscal 2008, we opened 25 LOFT stores that averaged approximately 5,700 square feet. In Fiscal 2009, we plan to open 9 LOFT stores, which are expected to average approximately 5,600 square feet.

Our Ann Taylor Factory stores average approximately 7,300 square feet. In Fiscal 2008, we opened 23 Ann Taylor Factory stores that averaged approximately 6,700 square feet. In Fiscal 2009, we plan to open 1 Ann Taylor Factory store, which is expected to be approximately 6,500 square feet.

In Fiscal 2008, we built on our LOFT brand by opening 14 LOFT Outlet stores, which average approximately 6,900 square feet. In Fiscal 2009, we plan to open 4 LOFT Outlet stores, which are expected to average 6,600 square feet.

Our stores typically have approximately 25% of their total square footage allocated to stockroom and other non-selling space.

We believe that our existing store base is a significant strategic asset of our business. We have invested approximately $541 million in our store base since the beginning of Fiscal 2004; approximately 69% of our stores are either new, expanded or have been remodeled or refurbished in the last five years. Our stores are located in some of the most productive retail centers in the United States.

The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor stores (“ATS”), LOFT stores (“ATL”), Ann Taylor Factory stores (“ATF”) and LOFT Outlet stores (“LOS”) over the past five years:

Fiscal Year	Total Stores Open at Beginning of Fiscal Year	No. Stores Opened During Fiscal Year				No. Stores Closed During Fiscal Year			No. Stores Open at End of Fiscal Year					No. Stores Expanded During Fiscal Year
		ATS	ATL	ATF	LOS	ATS	ATL	ATF	ATS	ATL	ATF	LOS	Total
2004	648	10	77	8	—	5	—	—	359	343	36	—	738	6
2005	738	9	73	15	—	11	—	—	357	416	51	—	824	12
2006	824	11	52	7	—	20	4	1	348	464	57	—	869	16
2007	869	14	52	11	—	13	4	—	349	512	68	—	929	14
2008	929	4	25	23	14	33	27	—	320	510	91	14	935	8

In Fiscal 2008, our real estate expansion plan resulted in an increase in our total square footage of approximately 410,000 square feet, or 8%. This was offset by a decrease in total square footage of approximately 328,000 square feet due to store closings as part of our restructuring program. Overall, total store square footage increased approximately 82,000 square feet, or 2%, from approximately 5.4 million square feet at the end of Fiscal 2007 to approximately 5.5 million square feet at the end of Fiscal 2008. During Fiscal 2009, we plan to open 14 stores and close 37 stores, for a net reduction in total square footage of approximately 2%.

Capital expenditures for our Fiscal 2008 store expansion program totaled approximately $52 million and expenditures for store remodeling and refurbishment totaled approximately $11 million. We expect that capital expenditures for our Fiscal 2009 store expansion program will be approximately $9 million to $11 million and expenditures for store renovations and refurbishing will be approximately $3 million to $5 million.

Our store expansion and refurbishment plans are dependent upon, among other things, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the negotiation of acceptable lease terms. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Information Systems

During Fiscal 2008, we continued our investment in information services and technology, enhancing the systems we use to support our E-Commerce, merchandise sourcing, back office and in-store management functions. These enhancements are generally aimed at driving online sales and operational efficiencies while providing speed, flexibility and cost reduction in our supply chain.

Brand Building and Marketing

We believe that our Ann Taylor and LOFT brands are among our most important assets and that these brands and their relationship with our clients are key to our competitive advantage. We continuously evolve these brands to appeal to the changing needs of our target clients and stay competitive in the market.

We control all aspects of brand development for our retail concepts, including product design, store merchandising and design, channels of distribution and marketing and advertising. We continue to invest in the development of these brands through, among other things, client research, advertising, in-store and direct marketing and our online sites. We also make investments to enhance the overall client experience through the opening of new stores, the expansion and remodeling of existing stores and a focus on client service.

We believe it is strategically important to communicate on a regular basis directly with our current client base and with potential clients, through national and regional advertising, as well as through direct mail marketing and in-store presentation. Marketing expenditures as a percentage of sales were 2.8% in Fiscal 2008, 2.6% in Fiscal 2007 and 2.8% in Fiscal 2006.

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

We currently have a license agreement with a third party for the right to use the “Ann Taylor” trademark for manufacturing and exporting purposes in the People’s Republic of China. The license agreement expires on June 30, 2015. Subject to certain exceptions, the license agreement also provides us with a right of first refusal in the event that the licensor proposes to assign, sell or transfer its “Ann Taylor” trademark. See “Statement Regarding Forward-Looking Disclosures” and “Risk Factors”.

Competition

The women’s retail apparel industry is highly competitive. Our stores compete with certain departments in international, national and local department stores and with other specialty stores, catalog and internet businesses that offer similar categories of merchandise. We believe that our focused merchandise selection, exclusive fashions and service distinguish us from other apparel retailers. Our competitors range from smaller, growing companies to considerably larger players with substantially greater financial, marketing and other resources. There is no assurance that we will be able to compete successfully with them in the future. See “Risk Factors” and “Statement Regarding Forward-Looking Disclosures”.

Client Loyalty Programs

In October 2008, we launched an enhanced credit card program. We now offer eligible clients the choice of a private label or a co-branded Visa or Master Card credit card. Both cards can be used at any Ann Taylor or LOFT store location, including Ann Taylor Factory and LOFT Outlet, as well as at anntaylor.com and anntaylorLOFT.com. The co-branded Visa or Master Card credit card can also be used at any other business where Visa or Master Card is accepted. Both cards are offered in an Ann Taylor version and a LOFT version, depending upon where a client enrolls in the program, however the benefits offered to clients are the same for each.

To encourage clients to apply for the credit card, we provide a discount to approved cardholders on all purchases they make with their new card in any of our stores on the day of application acceptance. All new cardholders are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. These benefits have also been extended to those valued clients who held our private label card prior to the October 2008 re-launch. Under the new Style Rewards program, points are earned on purchases made with the credit card at any of our brands through any of our channels. Co-branded cardholders also earn points on purchases made at other businesses where our card is accepted. Cardholders who accumulate the requisite number of points are issued a Style Rewards Certificate redeemable toward a future purchase at Ann Taylor, LOFT, Ann Taylor Factory, LOFT Outlet or online. In addition to earning points, all participants in the credit card program receive exclusive offers throughout the year. These offers include a Birthday Bonus, special incentives, invitations to shopping events and periodic opportunities to earn bonus points.

Employees

As of January 31, 2009, we had approximately 18,400 employees, of which approximately 1,800 were full-time salaried employees, 2,400 were full-time hourly employees and 14,200 were part-time hourly employees working less than 30 hours per week. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Available Information

We make available free of charge on our website, http://investor.anntaylor.com, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are filed electronically with, or otherwise furnished to, the United States Securities and Exchange Commission (the “SEC”). Copies of the charters of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and Business Conduct Guidelines, are also available on our website or in print form free of charge upon written request by any shareholder to the Corporate Secretary at 7 Times Square, New York, New York 10036.

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

Our ability to anticipate and respond to changing client preferences and fashion trends in a timely manner

Our success largely depends on our ability to consistently gauge fashion trends and provide merchandise that satisfies client demands for each of our brands in a timely manner. Any missteps may affect inventory levels, since we enter into agreements to manufacture and purchase our merchandise well in advance of the applicable selling season. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends and economic conditions could lead to lower sales, missed opportunities, excess inventories and more frequent markdowns, which could have a material adverse impact on our business. Merchandise misjudgments could also negatively impact our image with our clients and result in diminished brand loyalty.

Our ability to manage inventory levels

The long lead time usually required for our merchandise makes client demand difficult to predict and responding to changes quickly challenging. Our financial condition could be materially adversely affected if we are unable to manage inventory levels and respond to short-term shifts in client demand patterns. Inventory levels in excess of client demand may result in excessive markdowns and, therefore, lower than planned margins. If we underestimate demand for our merchandise, on the other hand, we may experience inventory shortages resulting in missed sales and lost revenues. Either of these events could significantly harm our operating results and brand image.

The effect of competitive pressures from other retailers

The specialty retail industry is highly competitive. We compete with national, international and local department stores, specialty and discount stores, catalogs and internet businesses offering similar categories of merchandise. Many of our competitors are companies with substantially greater financial, marketing and other resources. There is no assurance that we can compete successfully with them in the future. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition could reduce our sales and margins and adversely affect results of operations.

Our ability to secure and protect trademarks and other intellectual property rights

We believe that our “AnnTaylor”, “AnnTaylor Loft” and “LOFT” trademarks are important to our success. Even though we register and protect our trademarks and other intellectual property rights, there is no assurance that our actions will protect us from the prior registration by others or prevent others from infringing our trademarks and proprietary rights or seeking to block sales of our products as infringements of their trademarks and proprietary rights. Further, the laws of foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Because we have not registered all of our trademarks in all categories, or in all foreign countries in which we manufacture merchandise now or in the future, our international expansion and sourcing of merchandise could be limited. Our license to use the “Ann Taylor” trademark for manufacturing and exporting purposes in the People’s Republic of China expires on June 30, 2015 unless the parties agree to an extension.

The effect of general economic conditions and the current financial crisis

The Company’s performance is subject to worldwide economic conditions and their impact on levels of consumer spending, which have continued to deteriorate and may remain depressed for the foreseeable future. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, reductions in net worth based on recent severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence and other macroeconomic factors.

The recent global financial crisis has broadened and intensified, reaching unprecedented levels. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. It is difficult to predict how long the current economic, capital and credit market conditions will continue and what impact they will have on our business.

The global economic crisis could have a material adverse effect on the Company’s liquidity and capital resources

The recent distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that cash provided by operations and available borrowing capacity under our Credit Facility will provide us with sufficient liquidity through the current credit crisis, tightening of the credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of our securities. Our Credit Facility also has financial covenants which, if not met, may lead our lender to terminate the agreement.

In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to delivery delays or failures.

We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

Fluctuation in our level of sales and earnings growth and stock price

A variety of factors has historically affected, and will continue to affect, our comparable stores sales results and profit margins. These factors include fashion trends and client preferences, changes in our merchandise mix, competition, economic conditions, weather, effective inventory management and new store openings. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on the market price of our common stock.

Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including recent global economic conditions, broad market fluctuations and public perception of the prospects for the women’s apparel industry. Failure to meet market expectations, particularly with respect to comparable store sales, net revenues, operating margins and earnings per share, would likely result in a decline in the market price of our stock.

Our ability to achieve the results of our restructuring program

In January 2008, we announced a multi-year, strategic, restructuring program as part of a major drive to enhance profitability and improve overall operating effectiveness, which we expanded in Fiscal 2008. The key elements of our restructuring program include optimization of our store portfolio, organizational streamlining and a broad-based productivity initiative. The benefits associated with our restructuring program are based on forecasts, which may vary materially based on various factors, including the timing in execution of our restructuring program; outcome of negotiations with landlords and other third parties; inventory levels; and changes in management’s assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in our not realizing all or any of the anticipated benefits of our restructuring program or in such benefits taking longer to achieve than expected. Further, to the extent we are unable to improve our financial performance, further restructuring measures may be required in the future.

Our ability to grow through new store openings and existing store remodels and expansions and manage the profitability of our existing fleet of stores

Our continued growth and success depends in part on our ability to open and operate new stores, expand and remodel existing stores on a timely and profitable basis, and optimize store performance by closing under-performing stores. Accomplishing our store expansion goals, which involve opening fewer stores in Fiscal 2009 than in the past several years, depends upon a number of factors, including locating suitable sites and negotiating favorable lease terms. We must also be able to effectively renew and re-negotiate terms in existing store leases. Hiring and training qualified associates, particularly at the store management level, and maintaining overall good relations with our associates, is also important to our store operations. There is no assurance that we will achieve our store expansion goals, manage our growth effectively or operate our stores profitably.

Our ability to maintain the value of our brands

Our success depends on the value of our Ann Taylor and LOFT brands. The Ann Taylor and LOFT names are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our design, merchandising, and marketing efforts and our ability to provide a consistent, high quality client experience. Our brands could be adversely affected if we fail to achieve these objectives for one or both of these brands and our public image and reputation could be tarnished by negative publicity. Any of these events could negatively impact sales.

Our reliance on foreign sources of production

We purchase a significant portion of our merchandise from foreign suppliers. As a result, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•

imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our merchandise that may be imported into the United States from countries in regions where we do business;

•	significant delays in the delivery of cargo due to port security considerations;

•	imposition of duties, taxes, and other charges on imports;

•

imposition of anti-dumping or countervailing duties in response to an investigation as to whether a particular product being sold in the United States at less than fair value may cause (or threaten to cause) material injury to the relevant domestic industry;

•	financial or political instability in any of the countries in which our merchandise is manufactured;

•	impact of natural disasters and public health concerns on our foreign sourcing offices and vendor manufacturing operations;

•	fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds;

•	potential recalls for any merchandise that does not meet our quality standards; and

•	disruption of imports by labor disputes and local business practices.

We cannot predict whether any of the foreign countries in which our merchandise is manufactured, or in which our merchandise may be manufactured in the future, will be subject to import restrictions by the U.S. government. Any sudden disruption of manufacturing or imposition of trade restrictions, such as increased tariffs or more restrictive quotas on apparel or other items we sell could affect the import of such merchandise and could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition, results of operations and liquidity.

In addition, the raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, weather conditions, supply conditions, government regulations, economic climate and other unpredictable factors. Increases in the demand for, or the price of, raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales or our ability to meet our clients’ needs. We may not be able to pass all or a portion of such higher raw material costs onto our clients, which could negatively impact our profitability.

Our reliance on third party manufacturers

We do not own or operate any manufacturing facilities and depend on independent third parties to manufacture our merchandise. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failures to meet production deadlines or increases in manufacturing costs. In addition, as a result of recent credit market events, our suppliers may be unable to obtain adequate credit or access liquidity to finance their operations. A manufacturer’s failure to ship merchandise to us on a timely basis or to meet the required product safety and quality standards could cause supply shortages, failure to meet client expectations and damage to our brands, which could result in lost sales.

Manufacturer compliance with our social practices requirements

We require our independent manufacturers to comply with the Ann Taylor Global Supplier Principles and Guidelines and monitor their compliance with these guidelines using third-party monitoring firms. Although we have an active program to provide training for our independent manufacturers and monitor their compliance with our labor standards, we do not control the manufacturers or their labor practices.

Any failure of the manufacturer to comply with our Global Supplier Principles and Guidelines, local labor laws in the country of manufacture or divergence of a manufacturer’s labor practices from those generally acceptable as ethical in the United States could disrupt the shipment of finished product to us, force us to locate alternative manufacturing sources, reduce demand for our merchandise or damage our reputation.

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

Our ability to successfully upgrade and maintain our information systems to support the needs of the organization

We rely heavily on information systems to manage our operations, including a full range of retail, financial, sourcing and merchandising systems, and regularly make investments to upgrade, enhance or replace these systems. The reliability and capacity of our information systems is critical. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses, power outages and other technical malfunctions. Any disruptions affecting our information systems, or any delays or difficulties in transitioning to new systems or in integrating them with current systems, could have a material adverse impact on our business. Any failure to maintain adequate system security controls to protect our computer assets and sensitive data, including client data, from unauthorized access, disclosure or use could also damage our reputation with our clients.

In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.

Our dependence on a single distribution facility

We handle merchandise distribution for all of our stores from a single facility in Louisville, Kentucky. Independent third party transportation companies deliver our merchandise to our stores and our clients. Any significant interruption in the operation of the distribution facility or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes by employees of the transportation companies, or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which could result in lower sales, a loss of loyalty to our brands and excess inventory.

Risks associated with Internet sales

We sell merchandise over the Internet through our websites, www.anntaylor.com and www.anntaylorloft.com. Our Internet operations are subject to numerous risks, including:

•	reliance on third party computer hardware/software and order fulfillment providers;

•	rapid technological change;

•	diversion of sales from our stores;

•	liability for online content;

•	violations of state or federal laws, including those relating to online privacy;

•	credit card fraud;

•	risks related to the failure of the computer systems that operate our websites and their related support systems, including computer viruses; and

•	telecommunications failures and electronic break-ins and similar disruptions.

There is no assurance that our Internet operations will continue to achieve sales and profitability growth.

Our ability to execute brand extensions and new concepts

Part of our business strategy is to grow our existing brands and identify and develop new growth opportunities. In Fiscal 2008, we continued to invest in factory channel expansion with the launch of our LOFT Outlet concept. Our success with new merchandise offerings or concepts requires significant capital expenditures and management attention. Any such plan is subject to risks such as client acceptance, competition, product differentiation, challenges to economies of scale in merchandise sourcing and the ability to attract and retain qualified associates, including management and designers. There is no assurance that these merchandise offerings or concepts will be successful or that our overall profitability will increase as a result. Our failure to successfully execute our growth strategies may adversely impact our financial condition and results of operations.

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

Failure to comply with legal and regulatory requirements

Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Securities and Exchange Commission and the New York Stock Exchange, as well as applicable employment laws. Additional legal and regulatory requirements, such as those arising under the Sarbanes-Oxley Act of 2002 and various foreign laws, increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with such laws and regulations may result in damage to our reputation, financial condition and market price of our stock.

Our ability to realize deferred tax assets

If our businesses do not perform well, we may be required to establish a valuation allowance against our deferred income tax assets, which could have a material adverse effect on our results of operations and financial condition. Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate taxable income from operations and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.

The effect of external economic factors on our Pension Plan

Our future funding obligations for our defined benefit Pension Plan qualified with the Internal Revenue Service depend upon the future performance of assets set aside for this Pension Plan, interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. In addition, the Pension Plan holds a significant amount of mutual funds which invest in equity securities. If the market values of these securities decline, our pension expenses would increase and, as a result, could materially adversely affect our business. Decreases in interest rates that are not offset by contributions and asset returns could also increase our obligations under such Pension Plan. We may be legally required to make contributions to our Pension Plan in the future, and those contributions could be material.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

As of January 31, 2009, we operated 935 retail stores in 46 states, the District of Columbia and Puerto Rico, all of which were leased. Store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods. Some of the leases grant us the right to extend the term for one or two additional five-year periods. Some leases also contain early termination options, which can be exercised by us under specific conditions. Most of the store leases require us to pay a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the leases also require us to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2009 - 2011	307
2012 - 2014	227
2015 - 2017	315
2018 and later	86

We lease our corporate offices at 7 Times Square in New York City (approximately 297,000 square feet) under a lease expiring in 2020. We lease an additional 63,000 square feet of office space in New York City under leases expiring through 2020 and an additional 36,000 square feet under a lease which will be terminated in 2009. In addition, in Milford, Connecticut, we maintain 42,000 square feet of office space under a lease which expires in 2019 and an additional 15,000 square feet of office space under a lease which expires in 2010.

The Company’s wholly owned subsidiary, AnnTaylor Distribution Services, Inc., owns our 256,000 square foot distribution center located in Louisville, Kentucky. The distribution center is located on approximately 27 acres, which could accommodate possible future expansion of the facility. Nearly all our merchandise is distributed to stores through this facility.

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

Our common stock is listed and traded on the New York Stock Exchange under the symbol “ANN”. The number of holders of record of common stock at February 27, 2009 was 614. The following table sets forth the high and low sale prices per share of the common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2008
Fourth quarter	$12.88	$3.74
Third quarter	27.55	11.45
Second quarter	29.23	20.13
First quarter	26.56	20.98

Fiscal Year 2007
Fourth quarter	$33.28	$18.70
Third quarter	36.81	27.05
Second quarter	39.46	29.15
First quarter	39.92	34.09

STOCK PERFORMANCE GRAPH

The following graph compares the percentage changes in the cumulative total stockholder return on the Company’s Common Stock for the five-year period ended January 31, 2009, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Retailers, Apparel Index for the same period. In accordance with the rules of the SEC, the returns are indexed to a value of $100 at January 31, 2004 and assume that all dividends, if any, were reinvested. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

We have never paid cash dividends on our common stock. Any determination to pay cash dividends is at the discretion of our Board of Directors, which considers it on a periodic basis. In addition, as a holding company, our ability to pay dividends is dependent upon the receipt of dividends or other payments from our subsidiaries, including our wholly owned subsidiary AnnTaylor, Inc. The payment of dividends by AnnTaylor, Inc. to us is subject to certain restrictions under its $250 million Third Amended and Restated Credit Agreement (the “Credit Facility”). We are also subject to certain restrictions contained in the Credit Facility on the payment of cash dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

The following table sets forth information concerning purchases of our common stock for the periods indicated which upon repurchase are classified as treasury shares available for general corporate purposes:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
November 2, 2008 to November 29, 2008	7,464	$8.27	—	$159,083
November 30, 2008 to January 3, 2009	170	5.98	—	159,083
January 4, 2009 to January 31, 2009	2,049	5.41	—	159,083

	9,683		—

(a)	These shares represent restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under our publicly announced program.
(b)	The $300 million securities repurchase program approved by our Board of Directors on August 23, 2007 will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors. There were no shares purchased under this program during the fourth quarter of Fiscal 2008.

ITEM 6.	Selected Financial Data.

The following historical Consolidated Statement of Operations and Consolidated Balance Sheet information has been derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this document. All references to years are to our fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below contain 52 weeks, except for the fiscal year ended February 3, 2007, which includes 53 weeks.

	Fiscal Years Ended
	January 31, 2009		February 2, 2008		February 3, 2007		January 28, 2006		January 29, 2005
	(in thousands, except per share, per square foot and number of stores data)
Consolidated Statement of Operations Information:
Net sales	$2,194,559		$2,396,510		$2,342,907		$2,073,146		$1,853,583
Cost of sales	1,139,753		1,145,246		1,085,897		1,017,122		906,035

Gross margin	1,054,806		1,251,264		1,257,010		1,056,024		947,548
Selling, general and administrative expenses	1,050,560		1,061,869		1,031,341		924,998		842,590
Restructuring charges	59,714		32,255		—		—		—
Asset impairment charges	29,590		1,754		1,832		—		—
Goodwill impairment charge	286,579		—		—		—		—

Operating (loss)/income	(371,637)		155,386		223,837		131,026		104,958
Interest income	1,677		7,826		17,174		9,318		5,037
Interest expense (a)	1,462		2,172		2,230		2,083		3,641

(Loss)/income before income taxes	(371,422)		161,040		238,781		138,261		106,354
Income tax (benefit)/provision	(37,516)		63,805		95,799		56,389		43,078

Net (loss)/income	$(333,906)		$97,235		$142,982		$81,872		$63,276

Basic (loss)/earnings per share	$(5.82)		$1.55		$2.01		$1.14		$0.91

Diluted (loss)/earnings per share	$(5.82)		$1.53		$1.98		$1.13		$0.88

Weighted average shares outstanding	57,366		62,753		70,993		71,554		69,607
Weighted average shares outstanding, assuming dilution	57,366		63,452		72,107		72,270		72,933

Consolidated Operating Information:
Percentage (decrease)/increase in comparable store sales (b)	(14.8)%		(3.3)%		2.8%		0.1%		3.6%
Net sales per square foot (c)	$402		$457		$474		$461		$471
Number of stores:
Open at beginning of period	929		869		824		738		648
Opened during the period	66		77		70		97		95
Closed during the period	60		17		25		11		5

Open at the end of the period	935		929		869		824		738

Expanded during the period	8		14		16		12		6
Total store square footage at end of period	5,492		5,410		5,079		4,801		4,202
Capital expenditures (d)	$100,195		$145,852		$165,129		$174,895		$152,483
Depreciation and amortization	$122,222		$116,804		$105,890		$93,786		$78,657
Working capital turnover (e)	14.0	x	8.2	x	5.8	x	5.4	x	5.0	x
Inventory turnover (f)	5.4	x	4.7	x	5.0	x	4.7	x	4.5	x

Consolidated Balance Sheet Information:
Working capital	$118,013		$195,015		$391,187		$418,626		$343,568
Goodwill, net	—		286,579		286,579		286,579		286,579
Total assets	960,439		1,393,755		1,568,503		1,492,906		1,327,338
Total debt	7,039		—		—		—		—
Total stockholders’ equity	416,512		839,484		1,049,911		1,034,482		926,744

(Footnotes on following page)

(Footnotes for preceding page)

(a)	Includes non-cash interest expense of approximately $0.4 million, $0.4 million, $0.5 million, $0.8 million and $1.9 million, in Fiscal 2008, 2007, 2006, 2005 and 2004, respectively, primarily from amortization of deferred financing costs and in Fiscal 2004, accretion of original issue discount. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.
(b)	A store is included in comparable store sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening. In addition, in a year with 53 weeks, sales in the last week of that year are excluded from comparable store sales.
(c)	Net sales per square foot is determined by dividing net sales for the period by the average of the total store square footage at the beginning and end of each period. Unless otherwise indicated, references herein to square footage are to gross square feet, rather than net selling space.
(d)	Capital expenditures are accounted for on the accrual basis and include net non-cash transactions totaling $(10.1) million, $5.9 million, $(0.8) million, $(14.3) million and $15.3 million in Fiscal 2008, 2007, 2006, 2005 and 2004, respectively. The non-cash transactions are primarily related to the purchase of property and equipment on account.
(e)	Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.
(f)	Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Management Overview

Fiscal 2008 was a very challenging year for the overall retail industry and for AnnTaylor Stores Corporation. The severe recession, which began in the latter part of 2007, worsened throughout Fiscal 2008, marking this past year as one defined by historically low consumer confidence, rising unemployment levels and declining consumer spending. In addition, the overall decline in business trends in Fiscal 2008 and lack of visibility moving into Fiscal 2009 and beyond resulted in our recognizing non-cash charges for goodwill and asset impairments. Importantly, we moved quickly and decisively at the onset of Fiscal 2008 to protect the health of our company and position the business for long-term success. The January 2008 launch of a multi-year, strategic, restructuring program, designed to reduce our cost structure, optimize our store portfolio and improve our overall effectiveness and the additional restructuring actions we took in late Fiscal 2008, are both examples of our aggressive response to the challenges of the current retail environment.

Another area of significant focus for us in Fiscal 2008 was inventory management. Notwithstanding the unprecedented level of promotional activity in the overall retail sector, we successfully managed our inventory levels throughout the year and ended Fiscal 2008 with total inventory per square foot down 32% versus year-end Fiscal 2007. We have also been focused on preserving our cash and we ended Fiscal 2008 with $112 million in cash and no borrowings under our credit facility with Bank of America N.A. and a syndicate of lenders. Importantly, we have developed plans for Fiscal 2009—including drawing down $125 million of our $250 million credit facility—to ensure we continue to have ready access to cash during the current economic uncertainty.

Business at Ann Taylor during Fiscal 2008 was very challenging, reflecting the weak economic environment and the direct effect this had on the professional working woman—our core client. In addition, Ann Taylor’s product assortments during the year lacked the modern look and versatility that our clients expect right now, particularly in this difficult economy. Net sales declined 20.5%, with comparable store sales down 19.9%. Gross margin at Ann Taylor was under significant pressure, due to the top-line softness and the unprecedented nature of the promotional environment in the back-half of the year. Importantly, we were successful clearing through inventory and ended the year with inventory levels down 39% on a per square foot basis. Looking ahead, Ann Taylor has made progress behind the scenes, appointing a new leadership team to reinvent and rejuvenate the brand to be more modern, chic and sophisticated, and we expect these efforts to start to impact the brand beginning with the Fall 2009 collection.

At LOFT, while the economic downturn also took its toll, the brand was increasingly successful as the year progressed delivering product assortments that were casual, feminine and stylish at amazing prices. We believe LOFT’s unique combination of quality, fashion and value position the brand well to serve clients in the current environment. Net sales for Fiscal 2008 declined 7.3% versus Fiscal 2007, reflecting an 11.4% decline in comparable store sales, partially offset by modest growth in LOFT’s store base. Gross margin was under pressure for the year, reflecting the level of promotional activity required to clear inventory. LOFT successfully managed inventory levels to end the year down 37% on a per square foot basis.

Our Ann Taylor Factory business was also under pressure during the latter part of the year, as the value proposition of that channel was affected during the period of unprecedented discounting in the full-price channel. Nevertheless, the business was successful preserving a solid margin structure, and ended the year in a healthy inventory position. Our online businesses delivered another year of top-line growth, although margins were also under pressure in this channel.

During the year, following our goodwill impairment testing, we recorded a $286.6 million pre-tax non-cash charge to fully impair our recorded goodwill. In addition, based on the recent decline in performance, we recorded a $29.6 million pre-tax non-cash charge for asset impairment associated with stores not closing as part of our restructuring program. In addition, we recorded $59.7 million in pre-tax restructuring charges in Fiscal 2008, including $39.8 million in pre-tax non-cash asset impairment charges associated with our restructuring program.

Looking ahead to Fiscal 2009, we are focused on ensuring our balance sheet and cash position remain strong; continuing to aggressively manage our cost structure and inventory levels; strengthening and evolving our brands to ensure they are relevant; and positioning our company for long-term success.

Key Performance Indicators

In evaluating our performance, senior management reviews certain key performance indicators, including:

•

Comparable store sales – Comparable store sales provide a measure of existing store sales performance. A store is included in comparable store sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening. In a year with 53 weeks, sales in the last week of that year are excluded from comparable store sales.

•

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

•

Operating income – Because retailers do not uniformly record supply chain costs as a component of cost of sales or selling, general and administrative expenses, operating income allows us to benchmark our performance relative to other retailers. Operating income represents earnings before interest and income taxes and measures our earnings power from ongoing operations.

•

Store productivity – Store productivity, including sales per square foot, average unit retail price (AUR), units per transaction (UPT), dollars per transaction (DPT), traffic and conversion, is evaluated by management in assessing our operating performance.

•

Inventory turnover – Inventory turnover measures our ability to sell our merchandise and how many times it is replaced over time. This ratio is important in determining the need for markdowns, planning future inventory levels and assessing client response to our merchandise.

•

Quality of merchandise offerings – To monitor and maintain client acceptance of our merchandise offerings, we monitor sell-through levels, inventory turnover, gross margin, returns and markdown rates at a class and style level. This analysis helps identify merchandise issues at an early date and helps us plan future merchandise development and buying.

Results of Operations

The following table sets forth data from our Consolidated Statements of Operations expressed as a percentage of net sales. All fiscal years presented contain 52 weeks, except for the fiscal year ended February 3, 2007, which contains 53 weeks:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	51.9	47.8	46.3

Gross margin	48.1	52.2	53.7
Selling, general and administrative expenses	47.8	44.3	44.0
Restructuring	2.7	1.3	—
Asset impairment charges	1.4	0.1	0.1
Goodwill impairment charge	13.1	—	—

Operating (loss)/income	(16.9)	6.5	9.6
Interest income	0.1	0.3	0.7
Interest expense	0.1	0.1	0.1

(Loss)/income before income taxes	(16.9)	6.7	10.2
Income tax (benefit)/provision	(1.7)	2.6	4.1

Net (loss)/income	(15.2)%	4.1%	6.1%

The following table sets forth selected data from our Consolidated Statement of Operations expressed as a percentage change from the prior period. All fiscal years presented contain 52 weeks, except for the fiscal year ended February 3, 2007, which contains 53 weeks:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	increase (decrease)
Net sales	(8.4)%	2.3%	13.0%
Operating (loss)/income	(339.2)%	(30.6)%	70.8%
Net (loss)/income	(443.4)%	(32.0)%	74.6%

Sales and Store Data

The following table sets forth certain sales and store data. All fiscal years presented contain 52 weeks, except for the fiscal year ended February 3, 2007, which contains 53 weeks:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Net sales (in thousands)
Total Company	$2,194,559	$2,396,510	$2,342,907
Ann Taylor	689,183	866,555	912,753
LOFT	1,088,376	1,174,401	1,146,471
Other	417,000	355,554	283,683

Comparable store sales percentage (decrease)/increase (a)
Total Company	(14.8)%	(3.3)%	2.8%
Ann Taylor	(19.9)%	(3.7)%	3.1%
LOFT	(11.4)%	(5.4)%	1.9%

Average dollars per transaction
Total Company	$69.03	$75.28	$75.45
Ann Taylor	79.39	90.03	89.36
LOFT	61.93	67.49	68.28

Average units per transaction
Total Company	2.39	2.34	2.21
Ann Taylor	2.08	2.02	1.92
LOFT	2.41	2.41	2.28

Average unit retail sold
Total Company	$28.88	$32.17	$34.14
Ann Taylor	38.17	44.57	46.54
LOFT	25.70	28.00	29.95

Net sales per average gross square foot (b)
Total Company	$402	$457	$474
Ann Taylor	384	465	483
LOFT	360	406	439

Sales and Store Data (Continued)

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Total store square footage at end of period (in thousands) (b)
Total Company	5,492	5,410	5,079
Ann Taylor	1,724	1,866	1,870
LOFT	3,010	3,030	2,757
Ann Taylor Factory/LOFT Outlet	758	514	452

Number of:
Stores open at beginning of period	929	869	824
New stores	66	77	70
Closed stores	60	17	25

Stores open at end of period	935	929	869

Expanded stores	8	14	16

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening. Since the fiscal year ended February 3, 2007 included 53 weeks, sales in the last week of the fiscal year were not included in determining Fiscal 2006 comparable store sales.
(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales decreased approximately $201.9 million, or 8.4% in Fiscal 2008 as compared to Fiscal 2007. Although UPTs rose slightly overall, DPTs decreased primarily due to lower AURs resulting from higher discounting, particularly in the fourth quarter, as compared to the prior year. Comparable store sales were also negatively impacted by lower AURs, due to the continued promotional stance we took during Fiscal 2008. These decreases were consistent with both lower traffic and with the impact of the current recessionary environment, which was particularly evident in the fourth quarter across all divisions. By division, net sales at Ann Taylor decreased 20.5% to $689.2 million in Fiscal 2008 as compared to net sales of $866.6 million in Fiscal 2007. At LOFT, net sales decreased 7.3% to $1,088.4 million in Fiscal 2008, as compared to net sales of $1,174.4 million in Fiscal 2007.

Net sales increased approximately $53.6 million, or 2.3% in Fiscal 2007 as compared to Fiscal 2006 due to the net addition (new stores opened, less stores closed) of 60 stores and strength at Ann Taylor Factory, partially offset by lower comparable store sales and the impact of 53 weeks of sales in Fiscal 2006. The extra week of sales in Fiscal 2006 benefited the fourth quarter and full year of Fiscal 2006 by approximately $31.0 million. Comparable store sales were negatively impacted by lower AUR due to the promotional stance we took during much of Fiscal 2007 as well as an overall decrease in traffic, particularly in the fourth quarter. By division, net sales at Ann Taylor decreased 5.1% to $866.6 million in Fiscal 2007 as compared to net sales of $912.8 million in Fiscal 2006. At LOFT, net sales increased 2.4% to $1,174.4 million in Fiscal 2007 as compared to net sales of $1,146.5 million in Fiscal 2006.

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

The following table presents cost of sales and gross margin in dollars and the related gross margin percentages for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007. All fiscal years presented contain 52 weeks, except for the fiscal year ended February 3, 2007, which contains 53 weeks:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(dollars in thousands)
Cost of sales	$1,139,753	$1,145,246	$1,085,897
Gross margin	$1,054,806	$1,251,264	$1,257,010
Percentage of net sales	48.1%	52.2%	53.7%

The decline in gross margin as a percentage of net sales in Fiscal 2008 as compared to Fiscal 2007 was due to lower merchandise margins, particularly on non-full price sales in the fourth quarter, primarily due to more extensive markdowns than anticipated in an effort to clear through inventories.

The decline in gross margin as a percentage of net sales in Fiscal 2007 as compared to Fiscal 2006 was due to the combined effect of lower full price sales and lower margin rates achieved on non-full price sales at both Ann Taylor and LOFT, partially offset by continued strength at Ann Taylor Factory.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales for Fiscal 2008, 2007 and 2006:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(dollars in thousands)
Selling, general and administrative expenses	$1,050,560	$1,061,869	$1,031,341
Percentage of net sales	47.8%	44.3%	44.0%

Selling, general and administrative expenses decreased approximately $11 million, which reflected the benefit of our restructuring cost savings initiatives, partially offset by higher performance based compensation in the spring season and severance costs. The increase in selling, general and administrative expenses as a percentage of net sales in Fiscal 2008 compared to Fiscal 2007 was primarily due to the impact of fixed cost deleveraging resulting from lower net sales as well as higher performance-based compensation costs incurred in the first half of the year, which offset the benefits of our restructuring cost savings on a percent of net sales basis.

The increase in selling, general and administrative expenses as a percentage of net sales in Fiscal 2007 as compared to Fiscal 2006 was due to the impact of fixed cost deleveraging as a result of lower comparable store sales, partially offset by lower performance-based compensation costs.

We adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107 (“SFAS No. 123(R)”) in Fiscal 2006 and have since recorded stock-based compensation expense under the fair value method. For the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 we recorded $12.6 million, $19.0 million and $24.7 million, respectively, of stock-based compensation expense. This stock-based compensation expense is included on the same income statement line as the cash compensation paid to the recipient of the stock-based award. See Note 8, “Other Equity and Stock Incentive Plans” in the Notes to Consolidated Financial Statements for further discussion.

Restructuring Charges

The following table presents the restructuring charges in dollars and as a percentage of net sales for Fiscal 2008, 2007 and 2006:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(dollars in thousands)
Restructuring charges	$59,714	$32,255	$—
Percentage of net sales	2.7%	1.3%	—%

In Fiscal 2008 we announced additional actions related to the multi-year, strategic, restructuring program we initiated in Fiscal 2007, which were designed to further enhance profitability and improve overall operating effectiveness. In Fiscal 2008 and Fiscal 2007, we recorded $59.7 million and $32.3 million, respectively, in restructuring charges. We expect total one-time pre-tax expenses associated with our restructuring program in the range of $95 to $100 million. See “Liquidity and Capital Resources” and Note 2, “Restructuring” in the Notes to Consolidated Financial Statements for further discussion.

Asset Impairment Charges

The following table presents asset impairment charges in dollars and as a percentage of net sales for Fiscal 2008, 2007 and 2006:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(dollars in thousands)
Asset impairment charges	$29,590	$1,754	$1,832
Percentage of net sales	1.4%	0.1%	0.1%

In Fiscal 2008, we recorded $29.6 million in non-cash store asset impairment charges, based on our projected undiscounted future cash flows, related to stores that we expect to continue operating. In Fiscal 2007 and Fiscal 2006, such non-cash store asset impairment charges totaled $1.8 million and $1.8 million, respectively.

Goodwill Impairment Charge

The following table reflects the goodwill impairment charge in dollars and as a percentage of net sales for Fiscal 2008, 2007 and 2006:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(dollars in thousands)
Goodwill impairment charge	$286,579	$—	$—
Percentage of net sales	13.1%	—%	—%

We have three reporting units, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), including Ann Taylor, LOFT and Ann Taylor Factory/LOFT Outlet stores. A reporting unit is defined as an operating segment or one level below an operating segment. Our reporting units are equivalent to our operating segments. Although we have three operating segments, they have been aggregated into a single operating segment for segment reporting purposes, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). The $286.6 million in recorded goodwill resides under our Ann Taylor reporting unit.

The deterioration in the financial and housing markets and resulting effect on consumer confidence and discretionary spending that occurred during Fiscal 2008 had a significant impact on the retail industry, particularly for women’s specialty apparel retailers. In the third quarter, we considered the impact this had on our business as an indicator under SFAS No. 142, that a reduction in the recorded value of our goodwill may have occurred. Accordingly, we performed an interim test for goodwill impairment following the two step process defined in SFAS No. 142. The first step in this process compared the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess.

The fair value of the Ann Taylor reporting unit determined under step 1 of the goodwill impairment test was based on a two-thirds weighting of a discounted cash flow analysis using forward-looking projections of estimated future operating results and a one-third weighting of a guideline company methodology under the market approach using revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Management’s determination of the fair value of each reporting unit incorporates multiple assumptions, including the level of our share price, future business growth, earnings projections and the weighted average cost of capital used for purposes of discounting. Decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the fair value of the reporting unit to decrease. The results of this interim test of goodwill impairment indicated that the fair value of recorded goodwill exceeded its carrying value; therefore, we concluded that the recorded goodwill value was not impaired as of November 1, 2008.

During the fourth quarter of Fiscal 2008, there was continued deterioration in the financial and credit markets, which continued to weigh on consumer confidence and resulted in further declines in discretionary retail spending. This impacted our fourth quarter business in a significant way, which caused us to revise our forward-looking business projections downward. These updated projections were used to perform our annual test for goodwill impairment during the fourth quarter. Based on this testing, we determined that the fair value of the Ann Taylor reporting unit determined under step 1, as described above, was less than the carrying value of our reporting unit. Accordingly, we performed a step 2 analysis to determine the extent of the goodwill impairment and concluded that the carrying value of the goodwill of the Ann Taylor reporting unit was fully impaired. This resulted in a non-cash impairment charge of $286.6 million. There was no such goodwill impairment charge in Fiscal 2007 or Fiscal 2006.

Depreciation and Amortization

The following table presents depreciation and amortization expense in dollars and as a percentage of net sales for Fiscal 2008, 2007 and 2006:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(dollars in thousands)
Depreciation and amortization	$122,222	$116,804	$105,890
Percentage of net sales	5.6%	4.9%	4.5%

The increase in depreciation and amortization expense in Fiscal 2008 as compared to Fiscal 2007 was primarily due to capital expenditures related to new, remodeled and expanded stores and accelerated depreciation relating to our restructuring program store closings.

The increase in depreciation and amortization expense in Fiscal 2007 as compared to Fiscal 2006 was primarily due to capital expenditures related to new, remodeled and expanded stores.

Interest Income

The following table presents interest income in dollars and as a percentage of net sales for Fiscal 2008, 2007 and 2006:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(dollars in thousands)
Interest income	$1,677	$7,826	$17,174
Percentage of net sales	0.1%	0.3%	0.7%

Interest income decreased in Fiscal 2008 as compared to Fiscal 2007 and in Fiscal 2007 as compared to Fiscal 2006, resulting from lower cash balances primarily as a result of our stock repurchase activity and less cash provided by operating activities over the past two years, as well as, lower interest rates.

Interest Expense

The following table presents interest expense in dollars and as a percentage of net sales for Fiscal 2008, 2007 and 2006:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(dollars in thousands)
Interest expense	$1,462	$2,172	$2,230
Percentage of net sales	0.1%	0.1%	0.1%

Interest expense includes various charges, the largest of which are fees related to our Credit Facility. See “Liquidity and Capital Resources” and Note 5, “Debt and Capital Leases” in the Notes to Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes

The following table presents our effective income tax rate for Fiscal 2008, 2007 and 2006:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(dollars in thousands)
Effective income tax rate	10.1%	39.6%	40.1%

The effective income tax rate decreased in Fiscal 2008 as compared to Fiscal 2007 primarily due to the impact of goodwill impairment, the majority of which is not deductible for tax purposes, and to a lesser extent, state income tax refunds and settlements and the reversal of a reserve recorded in the fourth quarter of Fiscal 2007 for non-deductible executive compensation resulting from an IRS ruling in the first quarter of Fiscal 2008.

The decrease in our effective income tax rate in Fiscal 2007 as compared to Fiscal 2006 was primarily due to a reduction in state income taxes. See Note 9, “Income Taxes” in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. Our primary ongoing cash requirements relate to the purchase of inventory, which is typically higher in the first and third quarters.

The following table sets forth material measures of our liquidity:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(dollars in thousands)
Cash provided by operating activities	$172,818	$257,197	$295,931
Working capital	$118,013	$195,015	$391,187
Current ratio	1.39:1	1.62:1	2.31:1

Operating Activities

The decrease in cash provided by operating activities for Fiscal 2008 compared with Fiscal 2007 was due to our current year net loss, net of non-cash items such as goodwill and asset impairment compared to prior year net income, net of non-cash items such as asset impairment, as well as an increase in refundable income taxes. These decreases were partially offset by a reduction in merchandise inventories.

Merchandise inventories decreased approximately $77.3 million, or 30.8% in Fiscal 2008 from Fiscal 2007. Merchandise inventory on a per-square-foot basis was approximately $32 at the end of Fiscal 2008 and $46 at the end of Fiscal 2007. Inventory turned 5.4 times in Fiscal 2008 compared to 4.7 times in Fiscal 2007.

Investing Activities

Cash used for investing activities was $102.1 million in Fiscal 2008, compared with $156.4 million in Fiscal 2007 and $165.9 million in Fiscal 2006. The decrease in cash used for investing activities in Fiscal 2008 compared with Fiscal 2007 was primarily due to less cash used to purchase property and equipment, and a decrease in investments in auction rate securities in Fiscal 2008 as compared to Fiscal 2007 due to the lack of liquidity in the auction rate securities market.

In Fiscal 2008, we used cash for the construction of new retail locations, other store projects, including relocations and refurbishment and investments in information systems. The primary purposes of the cash investment activity were to support our store and infrastructure expansion plans and improve operational efficiency.

The following table sets forth our capital expenditures:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(in thousands)
New store construction	$52,169	$99,649	$94,657
Store renovation/refurbishment	10,766	22,970	36,466
Information systems	31,449	14,900	26,375
Corporate offices/distribution center	5,423	7,642	7,397
Other	388	691	234

Total	$100,195	$145,852	$165,129

We expect our total capital expenditure requirements in Fiscal 2009 will be approximately $32 to $38 million. Approximately $9 to $11 million will be spent on new store construction, store expansion and relocation, for a planned opening of 14 stores, representing an increase in store square footage of approximately 83,000 square feet, or 2%. Approximately $3 to $5 million is planned for store renovation and refurbishment programs. Approximately $17 million will be spent to support continued investments in information systems and approximately $3 to $5 million is planned for corporate office and distribution center initiatives and other general corporate purposes. The actual amount of our capital expenditures will depend in part on the number of stores opened, expanded and refurbished. To finance our capital requirements, we expect to use internally generated funds. See “Business-Stores and Expansion”.

At January 31, 2009 and February 2, 2008, we had $6.0 million and $15.1 million, respectively, invested in auction rate securities, with a fair value of $5.8 million and $15.1 million, respectively. The approximate net carrying value of $5.8 million and $15.1 million at January 31, 2009 and February 2, 2008, respectively, represents our best estimate of the fair value of these investments based on available information on those dates.

We liquidated $9.1 million in auction rate securities in February and March 2008; however, auctions for our remaining $6.0 million investment have since failed. While we do not believe that the underlying securities or collateral have been affected, unsuccessful auctions limit the short-term liquidity of these investments; therefore, we classified the net carrying value of our remaining investment in auction rate securities as long-term, included in other assets on our Consolidated Balance Sheets at January 31, 2009 and February 2, 2008. We do not believe that the carrying value of our remaining investment in auction rate securities, which are rated AA or higher by Standard & Poor’s and backed by student loans, has been impaired.

On November 14, 2008, we entered into a settlement agreement with UBS AG (“UBS”), one of our investment providers, related to our $6.0 million investment in auction rate securities purchased from UBS. Under the terms of the settlement agreement, we received auction rate security rights that enable us to sell our auction rate securities back to UBS at par value anytime during the two year period beginning June 30, 2010. We recorded these auction rate security rights as a put option. The auction rate securities will continue to accrue and pay interest until such time as we exercise our rights. If we do not exercise our rights by July 2, 2012, they will expire and UBS will have no further obligation to us. Under the terms of the settlement agreement, we released UBS from all claims related to these securities except consequential damages, and agreed not to serve as a class action representative or receive benefits under any class action settlement or investor fund. UBS has the right to purchase the auction rate securities at par value from us at any time after November 14, 2008 without prior notice. No such purchases were made as of the date of this report.

During Fiscal 2008, we recorded temporary impairment charges of approximately $0.8 million to accumulated other comprehensive loss related to our investment in auction rate securities, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). As a result of the settlement agreement with UBS, we reclassified these auction rate securities from available-for-sale to trading securities. Due to this reclassification, the previously recorded temporary impairment charges of approximately $0.8 million were charged to earnings in accordance with SFAS No. 115. During the period November 14, 2008 through January 31, 2009, approximately $0.6 million in unrealized gains related to these securities were also recognized in earnings, resulting in a total net unrealized loss of approximately $0.2 million for Fiscal 2008, which is included in interest income on our Consolidated Statement of Operations. See Note 3, “Investments” in the Notes to Consolidated Financial Statements for further discussion.

Financing Activities

Cash used for financing activities was $92.4 million in Fiscal 2008, compared with $327.3 million in Fiscal 2007 and $150.1 million in Fiscal 2006. The decrease in cash used for financing activities in Fiscal 2008 compared with Fiscal 2007 was due primarily to decreased stock repurchase activity and the proceeds from financing fixed assets partially offset by lower proceeds from the exercise of stock options. During Fiscal 2008, we repurchased $100.8 million of our common stock, compared with $340.1 million and $179.8 million in Fiscal 2007 and Fiscal 2006, respectively.

On April 23, 2008, our wholly owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (“the Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. At AnnTaylor, Inc.’s option, the Credit Facility provides for an increase in the total facility and the aggregate commitments thereunder up to $350 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility expires on April 23, 2013 and may be used for working capital, letters of credit and other general corporate purposes. The Credit Facility contains an acceleration clause which, upon the occurrence of a Material Adverse Effect, as defined in the Credit Facility, may cause any borrowings outstanding to become immediately due and payable.

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $33.8 million and $111.1 million as of January 31, 2009 and February 2, 2008, respectively, leaving a remaining available balance for loans and letters of credit of $216.2 million and $63.9 million as of January 31, 2009 and February 2, 2008, respectively. There were no borrowings outstanding under the Credit Facility at January 31, 2009, or at any point during Fiscal 2008. On March 5, 2009, the Company accessed $125 million from its Credit Facility. The Company intends to hold these proceeds in the event they are required for near-term liquidity needs or seasonal working capital requirements.

The Credit Facility permits us to pay cash dividends (and permits dividends by AnnTaylor, Inc. to fund such cash dividends) subject to certain Liquidity requirements (as defined in the Credit Facility) and other conditions as set forth in the Credit Facility. Certain of our subsidiaries are also permitted to: pay dividends to us to fund certain taxes owed by us; fund ordinary operating expenses not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year (with certain stated exceptions); and for certain other stated purposes (subject to certain exceptions). See Note 5, “Debt and Capital Leases”, in the Notes to Consolidated Financial Statements for further discussion of the Credit Facility.

On August 23, 2007, our Board of Directors approved a $300 million securities repurchase program (the “August 2007 Program”). The August 2007 Program will expire when the Company has repurchased all securities authorized for repurchase pursuant to the program, unless terminated earlier by resolution of the Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During Fiscal 2008, the Company repurchased 4,108,183 shares of its common stock under the August 2007 Program at a cost of approximately $100.8 million. During Fiscal 2007, the Company repurchased 9,301,633 shares of its common stock at a cost of approximately $340.1 million. Of this total, 1,347,286 shares at a cost of approximately $40.0 million, 7,952,879 shares at a cost of approximately $300.0 million and 1,468 shares at a cost of approximately $0.1 million were repurchased under the August 2007 Program, and programs previously approved in March 2007 and August 2006, respectively. During Fiscal 2006, the Company repurchased 4,978,660 shares of its common stock at a cost of approximately $179.8 million. As of January 31, 2009, the Company had remaining authorization in place, under the August 2007 program, to repurchase approximately $159.1 million of additional shares.

In Fiscal 2000, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”). Rights under the Rights Plan (“Rights”) were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on May 30, 2000. As a result of the 2004 and 2002 3-for-2 splits of the Company’s common stock, each share of common stock now represents four-ninths of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the voting power of the Company as represented by the Company’s common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the voting power of the Company as represented by the Company’s common stock, holders of the Rights, other than the person or group triggering their exercise, will be able to purchase, in exchange for the $125 exercise price, shares of the Company’s common stock or of any company into which the Company is merged having a value of $250. The Rights will expire on May 18, 2010. No Rights were exercised under the Rights Plan in Fiscal 2008.

Other

The recent distress in the financial markets has resulted in declines in consumer confidence and spending, extreme volatility in securities prices, diminished liquidity and credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and have responded with our expanded restructuring program, scaled back planned capital expenditures for Fiscal 2009 and have implemented a conservative approach to discretionary spending, including our stock repurchase program. If the national, or global, economies or credit market conditions in general were to deteriorate further in the future, it is possible that such deterioration could put additional negative pressure on consumer spending and negatively affect our cash flows. Although we have available borrowing capacity under our Credit Facility, tightening of the credit markets could also make it more difficult for us to enter into agreements for new indebtedness or obtain funding through the issuance of our securities. The effects of these changes could also require us to make additional changes to our current plans and strategy. Additionally, although our levels of net cash provided by operating activities may be negatively affected by general economic conditions, we believe that we will continue to generate positive cash flow from operations, which, along with our available cash and borrowing capacity under our Credit Facility, will provide the means needed to fund our operations for the foreseeable future. At January 31, 2009 substantially all of our cash was invested in money market funds. These money market funds invest substantially all of their assets in U.S. Treasury Securities.

On January 30, 2008, we initiated a multi-year, strategic, restructuring program designed to enhance profitability and improve overall operating effectiveness. This program, the result of a comprehensive review of our cost structure, included closing underperforming stores over the Fiscal 2008 to Fiscal 2010 period, reductions in our corporate staff and the launch of a broad-based productivity initiative that included, among other things, the strategic procurement of non-merchandise goods and services.

During Fiscal 2008, we implemented additional actions that built upon our restructuring program. These actions included further organizational streamlining efforts resulting in the additional elimination of corporate and divisional positions and the additional non-cash write-down of store assets. In addition to the initial plan for elimination of 180 positions, we also identified 260 additional positions for elimination, and now expect a total reduction of 440 positions under our restructuring program. In addition to the initial plan for closing 117 stores, we also identified 46 additional stores for closure, and now expect to close a total of 163 stores under our restructuring program. We closed 33 Ann Taylor stores and 27 LOFT stores during Fiscal 2008 and plan to close an additional 37 stores during Fiscal 2009, with the majority of the remaining stores under the program to be closed in Fiscal 2010. Total savings under the program of approximately $80 to $90 million are expected to be realized over the three-year period.

We expect total one-time pre-tax expenses associated with our restructuring program in the range of $95 to $100 million. The total restructuring charges include approximately $65 million in non-cash expenses, primarily associated with the write-down of assets related to store closures, with the balance of approximately $30 to $35 million in cash charges relating primarily to severance and various other costs to implement the restructuring program. In Fiscal 2008 and Fiscal 2007, we recorded $59.7 million and $32.3 million, respectively, in restructuring charges. The balance of $3 to $8 million is expected to be incurred in Fiscal 2009 and Fiscal 2010. The above estimated costs and charges are preliminary and may vary materially based on various factors, including timing in execution of the restructuring program, outcome of negotiations with landlords and other third parties and changes in management’s assumptions and projections. See “Risk Factors” and Note 2, “Restructuring” in the Notes to Consolidated Financial Statements for further discussion.

On October 1, 2007, we froze our noncontributory defined benefit Pension Plan (the “Pension Plan”). As a result of the freeze, only those associates who were eligible under the Pension Plan on or before September 30, 2007 (substantially all associates of the Company who completed 1,000 hours of service during a consecutive 12 month period prior to that date) are eligible to receive benefits from the Pension Plan once they have completed the five years of service required to become fully vested. No associate may become a participant in the Pension Plan on or after October 1, 2007. No additional benefits are earned under the Pension Plan on or after October 1, 2007.

Our funding obligations and liability under the terms of the Pension Plan are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on plan assets. The discount rate enables us to state expected future cash payments for pension benefits as a present value on the measurement date. A lower discount rate increases the present value of the benefit obligations and increases pension expense. The discount rate selected was based on a yield curve which uses expected cash flows from the Pension Plan and then discounts those cash flows with the bond rate for that period. This resulted in a discount rate of 6.75%. A one percent decrease in the assumed discount rate would increase total net periodic pension expense for Fiscal 2009 by $1.6 million and would increase the liability for pension benefits at January 31, 2009 by $10.6 million. A one percent increase in the assumed discount rate would cause a decrease in the liability and Fiscal 2009 pension expense by $1.3 million and $7.8 million, respectively.

Pension Plan assets as of January 31, 2009 were allocated 38% in equities, 60% in bond-related funds and 2% in short-term investments. For the purposes of developing long-term rates of return, it was assumed that the short-term investments were reallocated to equities and bond-related funds, yielding assumed long-term rates of return of 8.4% and 4.6%, respectively. To develop the expected long-term rate of return on plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. A lower expected rate of return on Pension Plan assets would increase pension expense. Our expected long-term rate of return on plan assets was 6.25% in Fiscal 2008 and 7.25% in Fiscal 2007. A one percent change in the long-term rate of return assumption would impact Fiscal 2009 pension expense by approximately $0.2 million.

As a result of losses experienced in global equity markets, our pension assets experienced negative returns for Fiscal 2008 which in turn would create increased pension costs in 2009. Our Pension Plan is invested in readily-liquid investments, primarily equity and debt securities. Pension expense in Fiscal 2009 is projected to be approximately $1.8 million, of which approximately $1.7 million is due to negative Pension Plan investment performance in Fiscal 2008. Although we were not required to make a contribution to the Pension Plan in Fiscal 2008 or Fiscal 2007, continued deterioration in the financial markets may require us to make a contribution to our Pension Plan in Fiscal 2009.

We are self-insured for expenses related to our employee point of service medical plan, our workers’ compensation plan and for short-term disability, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, third party actuaries, historical analysis and other relevant data. We believe we have taken reasonable steps to ensure that we are adequately accrued for incurred costs related to these programs at January 31, 2009.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations

The Company has various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as purchase obligations, include certain commitments and contracts that are not recognized as liabilities in our Consolidated Financial Statements but are required to be disclosed in the Notes to Consolidated Financial Statements. Purchase obligations do not include those commitments or contracts that are cancelable without penalty.

The following table sets forth our significant contractual obligations as of January 31, 2009:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Capital lease (a)	$1,520	$424	$848	$248	$—
Operating leases (b)	1,320,962	195,476	348,922	286,047	490,517
Purchase obligations:
New store construction (c)	1,585	1,585	—	—	—
Merchandise (d)	147,284	147,284	—	—	—
Information systems (e)	10,896	6,626	4,270	—	—
Other (f)	55,597	28,626	26,221	750	—

Total	$1,537,844	$380,021	$380,261	$287,045	$490,517

(a)	Represents a capital lease with a four year term, relating to certain computer equipment, on our Consolidated Balance Sheet.
(b)	Represents future minimum lease payments under non-cancelable operating leases in effect as of January 31, 2009. The minimum lease payments above do not include common area maintenance (CAM) charges or real estate taxes, which are also required contractual obligations under our store and office operating leases but are generally not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2008, Fiscal 2007 and Fiscal 2006 were $81.6 million, $76.2 million and $70.9 million, respectively.
(c)	Represents purchase commitments for Fiscal 2009 store construction not recorded on our Consolidated Balance Sheet.
(d)	Represents open purchase orders with vendors for merchandise not yet received or recorded on our Consolidated Balance Sheet.
(e)	Represents maintenance and license agreements for services to be provided and/or software not yet received or recorded on our Consolidated Balance Sheet.
(f)	Represents contractual commitments or open purchase orders for non-merchandise goods or services not received or recorded on our Consolidated Balance Sheet.

The table above excludes Long-term Debt as there were no borrowings outstanding under the Credit Facility as of January 31, 2009. However, on March 5, 2009, we accessed $125 million from the Credit Facility. We intend to hold these proceeds in the event they are required for near-term liquidity needs or seasonal working capital requirements. The Credit Facility contains a provision for commitment fees related to the unused revolving loan commitment and outstanding letters of credit, which are not included in the table because these charges are not fixed and can fluctuate from year to year due to various circumstances. Total commitment fees for Fiscal 2008, Fiscal 2007 and Fiscal 2006 were $0.9 million, $1.3 million and $1.3 million, respectively.

The table above also excludes $3.1 million of tax reserves, accrued interest and penalties under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of any settlement. See Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion. In addition, as discussed in Note 10, “Retirement Plans” in the Notes to Consolidated Financial Statements, we have a long-term liability for our Pension Plan. Minimum pension funding requirements are not included in the table above as such amounts are not determinable.

Recent Accounting Pronouncements

Recently Issued Standards

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS No. 132(R)-1”) which amends SFAS No. 132(revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits – an Amendment of FASB Statements No. 87, 88, and 106 (“SFAS No. 132(R)”). FSP FAS No. 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. We are in the process of evaluating FSP FAS No. 132(R)-1 and do not expect it will have a significant impact on our Consolidated Financial Statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF No. 03-6-1”). Under FSP-EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the two-class method of computing earnings per share. FSP-EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP-EITF No. 03-6-1 will not have any impact on the determination or reporting of our earnings per share.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations and other U.S. GAAP. FSP FAS No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We do not expect the adoption of FSP FAS No. 142-3 to have a significant impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We do not expect adoption of SFAS No. 161 will have an impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 was issued to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have an impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS No. 141(R) is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) to have an impact on our Consolidated Financial Statements.

Recently Adopted Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on February 3, 2008. The adoption of SFAS No. 159 did not have a significant impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. SFAS No. 157 does not require any new fair value measurements, rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the effective date deferral discussed above, SFAS No. 157 is partially effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 on February 3, 2008. We adopted the provision of SFAS No. 157 regarding non-financial assets and non-financial liabilities on February 1, 2009 and it did not have a material impact on our Consolidated Financial Statements. See Note 3, “Investments,” in the Notes to Consolidated Financial Statements for further discussion.

On October 10, 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP FAS No. 157-3”) which clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS No. 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The adoption of FSP FAS No. 157-3, although applicable to our investment in auction rate securities and the related put option recognized as a result of the agreement with UBS, did not have a significant impact on our Consolidated Financial Statements. See Note 3, “Investments,” in the Notes to Consolidated Financial Statements for further discussion.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and concludes that the GAAP hierarchy should be directed toward the entity and not its auditor and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, which occurred in September 2008. We adopted SFAS No. 162 on the effective date of November 13, 2008 and it did not have any impact on our Consolidated Financial Statements.

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

Based on the above, we have determined that our most critical accounting policies are those related to merchandise inventory valuation, asset impairment, income taxes and stock-based compensation. These policies are also discussed in the Notes to Consolidated Financial Statements and in relevant sections of this discussion and analysis.

Merchandise Inventory Valuation

Merchandise inventories are valued at the lower of average cost or market, at the individual item level. Market is determined based on the estimated net realizable value, which is generally the merchandise selling price. Merchandise inventory levels are monitored to identify slow-moving items and broken assortments (items no longer in stock in a sufficient range of sizes) and markdowns are used to clear such merchandise. Merchandise inventory value is reduced if the selling price is marked below cost. Physical inventory counts are performed annually in January and estimates are made for any shortage between the date of the physical inventory count and the balance sheet date.

Asset Impairment

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on February 3, 2002, which requires goodwill to be allocated to reporting units, generally one reporting level below an operating segment, and for goodwill and other indefinite-lived intangible assets to be tested for impairment on an annual basis by comparing the fair value of each reporting unit to its carrying amount. We perform this impairment test, which also considers our fair value, annually during the fourth quarter, or more frequently should conditions that could affect fair value change significantly, to determine whether an impairment charge related to the carrying amount of our recorded goodwill is necessary.

The deterioration in the financial and housing markets and resulting effect on consumer confidence and discretionary spending that occurred during Fiscal 2008 had a significant impact on the retail industry, particularly for women’s specialty apparel retailers. In the third quarter, we considered the impact this had on our business as an indicator under SFAS No. 142 that a reduction in our goodwill fair value may have occurred. Accordingly, we performed an interim test for goodwill impairment following the two step process defined in SFAS No. 142. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess.

We have three reporting units, as defined under SFAS No. 142, including Ann Taylor, LOFT and Ann Taylor Factory/LOFT Outlet stores. A reporting unit is defined as an operating segment or one level below an operating segment. Our reporting units are equivalent to our operating segments, as there is no discrete financial information available for the separate components of the segment, or all of the components of the segment have similar economic characteristics. Although we have three operating segments, they have been aggregated into a single operating segment for segment reporting purposes, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The $286.6 million in recorded goodwill resides under our Ann Taylor reporting unit.

The fair value of the Ann Taylor reporting unit determined under step 1 of the goodwill impairment test was based on a two-thirds weighting of a discounted cash flow analysis using forward-looking projections of estimated future operating results and a one-third weighting of a guideline company methodology under the market approach using revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Management’s determination of the fair value of each reporting unit incorporates multiple assumptions, including the level of our share price, future business growth, earnings projections and the weighted average cost of capital used for purposes of discounting. Decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the fair value of the reporting unit to decrease. The results of this interim test of goodwill impairment indicated that the fair value of recorded goodwill exceeded its carrying value; therefore, we concluded that the recorded goodwill value was not impaired as of November 1, 2008.

During the fourth quarter of Fiscal 2008, there was continued deterioration in the financial and credit markets, which continued to weigh on consumer confidence and resulted in further declines in discretionary retail spending. This impacted our fourth quarter business in a significant way, which caused us to revise our forward-looking business projections downward. These updated projections were used to perform our annual test for goodwill impairment as of January 31, 2009. Based on this testing, we determined that the fair value of the Ann Taylor reporting unit determined under step 1, as described above, was less than the carrying value of our recorded goodwill. Accordingly, we performed a step 2 analysis to determine the extent of the goodwill impairment and concluded that the carrying value of the goodwill of the Ann Taylor reporting unit was fully impaired. This resulted in a non-cash impairment charge of $286.6 million. There was no such goodwill impairment charge in Fiscal 2007 or Fiscal 2006.

Long-lived tangible assets are accounted for under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management estimates future pre-tax cash flows (undiscounted and without interest charges) based on historical experience, knowledge and market data. These estimates can be affected by factors such as those outlined in “Risk Factors”. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment charge would be considered.

Income Taxes

Income Taxes are accounted for under SFAS No. 109 Accounting for Income Taxes, which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets should be realized in the future. See “Risk Factors”. Our effective tax rate considers management’s judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax. We are currently involved in federal, state and local tax audits. Further, at any given time, many tax years are subject to audit by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates. While no adjustments to recorded amounts are anticipated, a 1% variance in our effective tax rate would affect net income after taxes by approximately $3.7 million in Fiscal 2008.

Stock-based Compensation

Effective January 29, 2006, we adopted SFAS No. 123(R), Share Based Payment, using the modified prospective method. The calculation of stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility and pre-vesting forfeitures. We estimate the expected life of shares granted in connection with stock-based awards using historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on an average of our historical volatility and the implied volatility of publicly traded options on our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we were to use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate forfeitures based on our historical experience of stock-based awards granted, exercised and cancelled, as well as considering future expected behavior. If the actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be different from what we have recorded in the current period. See Note 8, “Other Equity and Stock Incentive Plans”, in the Notes to Consolidated Financial Statements for additional information.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. At January 31, 2009, substantially all of our cash was invested in money market funds. These money market funds invest substantially in U.S. Treasury Securities.

AnnTaylor Inc.’s Third Amended and Restated $250 million senior secured revolving credit facility allows for investments in financial instruments with original maturity dates of up to 360 days. Generally, less than 20% of these financial instruments have a fixed rate of return and are therefore subject to interest rate risk. Any fixed rate investments, such as auction rate securities, will decline in value if interest rates increase. Due to the short duration of these financial instruments and the percentage of our investment portfolio they comprise, a change of 100 basis points in interest rates would not have a material effect on the Company’s financial condition.

At January 31, 2009 and February 2, 2008, we had $6.0 million and $15.1 million, respectively, invested in auction rate securities with a fair market value of $5.8 million and $15.1 million, respectively. The approximate net carrying value of $5.8 million and $15.1 million at January 31, 2009 and February 2, 2008, respectively, represents our best estimate of the fair value of these investments based on available information on those dates.

We liquidated $9.1 million in auction rate securities in February and March 2008; however, auctions for our remaining $6.0 million investment have since failed. While we do not believe that the underlying securities or collateral have been affected, unsuccessful auctions limit the short-term liquidity of these investments; therefore, we classified the net carrying value of our remaining investment in auction rate securities as long-term, included in other assets on our Consolidated Balance Sheets at January 31, 2009 and February 2, 2008. We do not believe that the carrying value of our remaining investment in auction rate securities, which are rated AA or higher by Standard & Poor’s and backed by student loans, has been impaired.

On November 14, 2008, we entered into a settlement agreement with UBS AG (“UBS”), one of our investment providers, related to our $6.0 million investment in auction rate securities purchased from UBS. Under the terms of the settlement, we received auction rate security rights that enable us to sell our auction rate securities back to UBS at par value anytime during the two year period beginning June 30, 2010. We recorded these auction rate security rights as a put option. The auction rate securities will continue to accrue and pay interest until such time as we exercise our rights. If we do not exercise our rights by July 2, 2012 they will expire and UBS will have no further obligation to us. Under the settlement agreement, we release UBS from all claims related to these securities except consequential damages, and agreed not to serve as a class action representative or receive benefits under any class action settlement or investor fund. UBS has the right to purchase the auction rate securities at par value from us at any time after November 14, 2008 without prior notice. No such purchases were made as of the date of this report.

During Fiscal 2008, we recorded temporary impairment charges of approximately $0.8 million to accumulated other comprehensive loss related to our investment in auction rate securities, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). As a result of the settlement agreement with UBS, we reclassified these auction rate securities from available-for-sale to trading securities. Due to this reclassification, the previously recorded temporary impairment charges of approximately $0.8 million were charged to earnings in accordance with SFAS No. 115. During the period November 14, 2008 through January 31, 2009, approximately $0.6 million in unrealized gains related to these securities were also recognized in earnings, resulting in a total net unrealized loss of approximately $0.2 million for Fiscal 2008, which is included in interest income on our Consolidated Statement of Operations.

ITEM 8.	Financial Statements and Supplementary Data.

The following Consolidated Financial Statements of the Company for the years ended January 31, 2009, February 2, 2008 and February 3, 2007 are included as part of this Report (See Item 15):

Consolidated Statements of Operations for the Fiscal Years Ended January 31, 2009 (52 weeks), February 2, 2008 (52 weeks) and February 3, 2007 (53 weeks).

Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008.

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 31, 2009 (52 weeks), February 2, 2008 (52 weeks) and February 3, 2007 (53 weeks).

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 2009 (52 weeks), February 2, 2008 (52 weeks) and February 3, 2007 (53 weeks).

Notes to Consolidated Financial Statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

The management of AnnTaylor Stores Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 31, 2009.

The Company’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, issued a report on the Company’s internal control over financial reporting, which is included in the Report of Independent Registered Public Accounting Firm, on page 42.

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

The information required by this item is incorporated herein by reference to the Sections entitled “Election of Class III Directors”, “Executive Officers”, “Corporate Governance”, “Stockholder Proposals for the 2010 Annual Meeting” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

The Company has Business Conduct Guidelines that apply to all its associates, including its chief executive officer, chief financial officer/principal accounting officer and controller, as well as members of the Company’s Board of Directors. The Business Conduct Guidelines are available on the Company’s Investor Relations website at http://investor.anntaylor.com or in print free of charge to any shareholder upon request. Any changes or amendments to, and any waiver from, the Business Conduct Guidelines that applies to the Company’s chief executive officer, chief financial officer/principal accounting officer or controller, will also be posted on the website.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Sections entitled “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is presented below and incorporated herein by reference to the Section entitled “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

The following table sets forth information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, as of January 31, 2009:

Equity Compensation Plan Information

			(c)
	(a)	(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights
Equity compensation plans approved by security holders (1)	2,565,032	$27.72	4,509,459	(2)
Equity compensation plans not approved by security holders (3)	910,894	25.07	330,649

Total	3,475,926	$26.90	4,840,108

(1)	Consists of the 1992 Stock Option and Restricted Stock and Unit Award Plan, the 2003 Equity Incentive Plan and the Associate Discount Stock Purchase Plan (“ADSPP”).
(2)	Includes 630,610 shares of Common Stock available for issuance under the ADSPP.
(3)	Consists of the 2000 Stock Option and Restricted Stock Award Plan and the 2002 Stock Option and Restricted Stock and Unit Award Plan.

See Note 8, “Other Equity and Stock Incentive Plans” in the Notes to Consolidated Financial Statements for a description of the material features of these plans.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Sections entitled “Related Person Transactions”, “Related Person Transactions Policy and Procedures” and “Corporate Governance” in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this Annual Report:

1.	The following Consolidated Financial Statements of the Company are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm;

Consolidated Statements of Operations for the Fiscal Years Ended January 31, 2009 (52 weeks), February 2, 2008 (52 weeks) and February 3, 2007 (53 weeks);

Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008;

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 31, 2009 (52 weeks), February 2, 2008 (52 weeks) and February 3, 2007 (53 weeks);

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 2009 (52 weeks), February 2, 2008 (52 weeks) and February 3, 2007 (53 weeks);

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

Date: March 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kay Krill Kay Krill	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2009 Date

/s/ Michael J. Nicholson Michael J. Nicholson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2009 Date

/s/ Ronald W. Hovsepian Ronald W. Hovsepian	Non-Executive Chairman of the Board and Director	March 9, 2009 Date

/s/ James J. Burke, Jr. James J. Burke, Jr.	Director	March 9, 2009 Date

/s/ Wesley E. Cantrell Wesley E. Cantrell	Director	March 9, 2009 Date

/s/ Michelle Gass Michelle Gass	Director	March 9, 2009 Date

/s/ Dale W. Hilpert Dale W. Hilpert	Director	March 9, 2009 Date

/s/ Linda A. Huett Linda A. Huett	Director	March 9, 2009 Date

/s/ Michael W. Trapp Michael W. Trapp	Director	March 9, 2009 Date

/s/ Daniel W. Yih Daniel W. Yih	Director	March 9, 2009 Date

ANNTAYLOR STORES CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	42

Consolidated Financial Statements:

Consolidated Statements of Operations for the Fiscal Years Ended January 31, 2009 (52 weeks), February 2, 2008 (52 weeks) and February 3, 2007 (53 weeks)	43

Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008	44

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 31, 2009 (52 weeks), February 2, 2008 (52 weeks) and February 3, 2007 (53 weeks)	45

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 2009 (52 weeks), February 2, 2008 (52 weeks) and February 3, 2007 (53 weeks)	46

Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AnnTaylor Stores Corporation

New York, NY

We have audited the accompanying consolidated balance sheets of AnnTaylor Stores Corporation and its subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. We also have audited the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AnnTaylor Stores Corporation and its subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    DELOITTE & TOUCHE LLP

New York, New York

March 6, 2009

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For Fiscal Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(in thousands, except per share amounts)
Net sales	$2,194,559	$2,396,510	$2,342,907
Cost of sales	1,139,753	1,145,246	1,085,897

Gross margin	1,054,806	1,251,264	1,257,010
Selling, general and administrative expenses	1,050,560	1,061,869	1,031,341
Restructuring charges	59,714	32,255	—
Asset impairment charges	29,590	1,754	1,832
Goodwill impairment charge	286,579	—	—

Operating (loss)/income	(371,637)	155,386	223,837
Interest income	1,677	7,826	17,174
Interest expense	1,462	2,172	2,230

(Loss)/income before income taxes	(371,422)	161,040	238,781
Income tax (benefit)/provision	(37,516)	63,805	95,799

Net (loss)/income	$(333,906)	$97,235	$142,982

Basic (loss)/earnings per share	$(5.82)	$1.55	$2.01

Weighted average shares outstanding	57,366	62,753	70,993

Diluted (loss)/earnings per share	$(5.82)	$1.53	$1.98

Weighted average shares outstanding, assuming dilution	57,366	63,452	72,107

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED BALANCE SHEETS

January 31, 2009 and February 2, 2008

	January 31, 2009	February 2, 2008
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$112,320	$134,025
Short-term investments	—	9,110
Accounts receivable	14,081	16,944
Merchandise inventories	173,447	250,697
Deferred income taxes	25,422	29,161
Refundable income taxes	35,270	—
Prepaid expenses and other current assets	63,056	67,954

Total current assets	423,596	507,891
Property and equipment, net	469,687	561,270
Goodwill	—	286,579
Deferred financing costs, net	1,275	288
Deferred income taxes	53,253	23,314
Other assets	12,628	14,413

Total assets	$960,439	$1,393,755

Liabilities and Stockholders’ Equity
Current liabilities
Trade notes and accounts payable	$109,205	$125,388
Accrued salaries and bonus	23,883	13,000
Accrued tenancy	42,710	44,945
Gift certificates and merchandise credits redeemable	45,605	54,564
Accrued expenses and other current liabilities	84,180	74,979

Total current liabilities	305,583	312,876
Deferred lease costs	217,614	230,052
Deferred income taxes	1,898	1,960
Other liabilities	18,832	9,383

Commitments and contingencies (see note 6)

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,476,328 and 82,288,607 shares issued, respectively	561	560
Additional paid-in capital	791,852	781,048
Retained earnings	432,502	766,408
Accumulated other comprehensive loss	(7,702)	(3,460)

	1,217,213	1,544,556

Treasury stock, 25,220,809 and 21,408,843
shares, respectively, at cost	(800,701)	(705,072)

Total stockholders’ equity	416,512	839,484

Total liabilities and stockholders’ equity	$960,439	$1,393,755

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

(In thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Restricted Stock Awards
	Common Stock						Treasury
	Shares	Amount					Shares	Amount	Total
Balance at January 28, 2006	81,999	$558	$723,230	$527,325	$—	$(12,006)	9,507	$(204,625)	$1,034,482
Net income	—	—	—	142,982	—	—	—	—	142,982
Adjustment for the adoption of FAS 123(R)	—	—	(12,006)	—	—	12,006	—	—	—
Exercise of stock options and related tax benefit	50	—	20,734	—	—	—	(1,214)	14,261	34,995
Amortization of stock awards	—	—	24,659	—	—	—	—	—	24,659
Issuance of restricted stock, net of forfeitures	—	—	(6,881)	—	—	—	(633)	6,881	—
Repurchase of common and restricted stock	—	—	—	—	—	—	5,123	(185,129)	(185,129)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	107	1	3,294	—	—	—	—	—	3,295
Cumulative adjustment to adopt FAS 158, net of taxes of $3,928	—	—	—	—	(5,373)	—	—	—	(5,373)

Balance at February 3, 2007	82,156	559	753,030	670,307	(5,373)	—	12,783	(368,612)	1,049,911
Net income	—	—	—	97,235	—	—	—	—	97,235
Other comprehensive income, net of tax:
Defined benefit pension plan adjustments, net of taxes of $1,787 (See Note 10)	—	—	—	—	1,913	—	—	—	1,913

Total comprehensive income									99,148

Adjustment for the adoption of FIN 48	—	—	—	(1,134)	—	—	—	—	(1,134)
Exercise of stock options and related tax benefit	—	—	8,906	—	—	—	(606)	7,683	16,589
Amortization of stock awards	—	—	19,019	—	—	—	—	—	19,019
Issuance of restricted stock, net of forfeitures	—	—	(3,432)	—	—	—	(280)	3,432	—
Repurchase of common and restricted stock	—	—	—	—	—	—	9,512	(347,575)	(347,575)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	133	1	3,525	—	—	—	—	—	3,526

Balance at February 2, 2008	82,289	560	781,048	766,408	(3,460)	—	21,409	(705,072)	839,484
Net loss	—	—	—	(333,906)	—	—	—	—	(333,906)
Other comprehensive loss, net of tax:
Defined benefit pension plan adjustments, net of taxes of $4,713 (See Note 10)	—	—	—	—	(4,242)	—	—	—	(4,242)

Total comprehensive loss									(338,148)

Exercise of stock options and related tax benefit	77	—	1,310	—	—	—	(141)	1,975	3,285
Amortization of stock awards	—	—	12,628	—	—	—	—	—	12,628
Issuance of restricted stock, net of forfeitures	—	—	(5,229)	—	—	—	(170)	5,229	—
Repurchase of common and restricted stock	—	—	—	—	—	—	4,223	(103,281)	(103,281)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan	110	1	2,095	—	—	—	(100)	448	2,544

Balance at January 31, 2009	82,476	$561	$791,852	$432,502	$(7,702)	$—	25,221	$(800,701)	$416,512

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(in thousands)
Operating activities:
Net (loss)/income	$(333,906)	$97,235	$142,982
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Goodwill impairment charge	286,579	—	—
Deferred income taxes	(23,690)	(9,361)	(10,809)
Depreciation and amortization	122,222	116,804	105,890
Loss on disposal and write-down of property and equipment	29,581	6,736	7,896
Non-cash compensation expense	12,829	19,019	24,722
Non-cash interest and other non-cash items	2,506	1,039	483
Non-cash restructuring and asset impairment charges	39,775	29,876	—
Tax (deficiency)/benefit from exercise/vesting of stock awards	(580)	2,180	8,189
Changes in assets and liabilities:
Accounts receivable	2,863	(455)	602
Merchandise inventories	77,250	(17,091)	(29,103)
Prepaid expenses and other current assets	4,899	(13,599)	(13,543)
Refundable income taxes	(35,270)	—	—
Other non-current assets and liabilities, net	(12,610)	24,264	21,042
Accounts payable and accrued expenses	370	550	37,580

Net cash provided by operating activities	172,818	257,197	295,931

Investing activities:
Purchases of marketable securities	(1,180)	(70,947)	—
Sales of marketable securities	9,407	54,525	—
Purchases of property and equipment	(110,342)	(139,998)	(165,926)

Net cash used for investing activities	(102,115)	(156,420)	(165,926)

Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	2,544	3,526	3,295
Proceeds from exercise of stock options	3,864	14,409	26,743
Excess tax benefits from stock-based compensation	366	2,328	4,992
Repurchases of common and restricted stock	(103,281)	(347,575)	(185,129)
Proceeds from financing of fixed assets	7,578	—	—
Repayments of fixed assets financing and capital lease obligations	(2,176)	—	—
Payments of deferred financing cost	(1,303)	—	—

Net cash used for financing activities	(92,408)	(327,312)	(150,099)

Net decrease in cash	(21,705)	(226,535)	(20,094)
Cash and cash equivalents, beginning of year	134,025	360,560	380,654

Cash and cash equivalents, end of year	$112,320	$134,025	$360,560

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,063	$1,723	$1,769

Income taxes	$20,370	$77,355	$94,723

Accrual for purchases of property and equipment	$12,066	$22,213	$16,359

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

AnnTaylor Stores Corporation (the “Company”) is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “LOFT”, “Ann Taylor Factory” and “LOFT Outlet” brands. Its principal market consists of the United States. The Company sells its products through traditional retail stores and on the Internet at anntaylor.com and anntaylorLOFT.com (together, the “Online Stores”) or by phone at 1-800-DIAL-ANN.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including AnnTaylor, Inc. The Company has no material assets other than the common stock of AnnTaylor, Inc. and conducts no business other than the management of AnnTaylor, Inc. All intercompany accounts have been eliminated in consolidation.

Reclassification

Asset impairment charges previously included in selling, general and administrative expenses on the consolidated statements of operations in Fiscal 2007 and Fiscal 2006 have been reclassified to a separate line item to conform to the Fiscal 2008 presentation.

Fiscal Year

The Company follows the standard fiscal year of the retail industry, which is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2008 and Fiscal 2007 included 52 weeks, while Fiscal 2006 included 53 weeks.

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

Revenue Recognition

The Company records revenue as merchandise is sold to clients. The Company’s policy with respect to gift certificates and gift cards is to record revenue as they are redeemed for merchandise. Prior to their redemption, these gift certificates and gift cards are recorded as a liability. While the Company will continue to honor all gift certificates and gift cards presented for payment, management reviews unclaimed property laws to determine gift certificate and gift card balances required for escheatment to the appropriate government agency. Amounts related to shipping and handling billed to clients in a sales transaction are classified as revenue and the costs related to shipping product to clients (billed and unbilled) are classified as cost of sales. A reserve for estimated returns is established when sales are recorded. The Company excludes sales taxes collected from clients from net sales in its consolidated statement of operations.

In October 2008, the Company launched an enhanced credit card program which offers eligible clients the choice of a private label or a co-branded credit card. All new cardholders are automatically enrolled in the Company’s exclusive rewards program, which is designed to recognize and promote client loyalty. As part of the program, the Company received an upfront signing bonus from the sponsoring bank. The Company also receives ongoing bounties for new accounts activated as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting under Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and accordingly will be recognized into revenue ratably based on the total projected revenues over the term of the agreement. On January 31, 2009, there was deferred revenue of $8.5 million included in accrued expenses and other current liabilities related to this program. No material revenue was recognized under this program in Fiscal 2008.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and short-term highly liquid investments with original maturity dates of 3 months or less are considered cash or cash equivalents. The Company invests primarily in money market funds, which invest substantially all of their assets in U.S. Treasury Securities.

Merchandise Inventories

Merchandise inventories are valued at the lower of average cost or market, at the individual item level. Merchandise inventory value is reduced if the selling price is marked below cost. Physical inventory counts are performed annually in January and estimates are made for any shortage between the date of the physical inventory count and the balance sheet date.

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales	Selling, General and Administrative Expenses

•        Cost of merchandise sold;

•        Costs associated with the Company’s sourcing operations;

•        Freight costs associated with moving merchandise from suppliers to the Company’s distribution center;

•        Costs associated with the movement of merchandise through customs;

•        Costs associated with the fulfillment of online client orders;

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

•        Advertising and marketing costs;

•        Occupancy and other costs associated with operating the Company’s distribution center;

•        Freight expenses associated with moving merchandise from the distribution center to the Company’s retail stores; and

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

When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is recorded to selling, general and administrative expenses, unless the amounts are associated with a restructuring, in which case they are included in restructuring charges. Expenditures for maintenance and repairs which do not improve or extend the useful lives of the respective assets are expensed as incurred.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

Store Pre-Opening Costs

Non-capital expenditures, such as rent, advertising and payroll costs incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Deferred Rent Obligations

Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods is accounted for on a straight-line basis over the initial lease term beginning on the date of initial possession, which is generally when the Company enters the space and begins construction build-out. Any reasonably assured renewals are considered. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. Construction allowances and other such lease incentives are recorded as deferred credits and are amortized on a straight-line basis as a reduction of rent expense beginning in the period they are deemed to be earned, which often is subsequent to the date of initial possession and generally coincides with the store opening date. The current portion of unamortized deferred lease costs and construction allowances is included in “Accrued tenancy” and the long-term portion is included in “Deferred lease costs” on the Company’s Consolidated Balance Sheets.

Lease Termination Costs

Contractual penalties associated with lease terminations are accounted for in accordance with the requirements of EITF No. 95-17, Accounting for Modifications to an Operating Lease That Do Not Change the Lease Classification, which requires that the amount of the penalty be recognized on either an undiscounted or discounted basis, with consistent application. The Company recognizes such penalties on an undiscounted basis at the time notification to terminate the lease is provided to the landlord.

Deferred Financing Costs

Deferred financing costs are amortized using the interest method over the term of the related debt. Accumulated amortization at January 31, 2009 and February 2, 2008 was approximately $5.9 million and $5.6 million respectively. Amortization expense recognized was approximately $316,000 in Fiscal 2008 and $365,000 in each of Fiscal 2007 and 2006.

Goodwill and Other Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) on February 3, 2002. SFAS No. 142 requires that goodwill and other indefinite-lived intangible assets be tested for impairment at least on an annual basis. The Company performs an annual impairment test during the fourth quarter, or more frequently should conditions that could affect fair value change significantly.

The Company has three reporting units, as defined under SFAS No. 142, including Ann Taylor, LOFT and Ann Taylor Factory/LOFT Outlet stores. A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units are equivalent to its operating segments, as there is no discrete financial information available for the separate components of the segment, or all of the components of the segment have similar economic characteristics. Although we have three operating segments, they have been aggregated into a single operating segment for segment reporting purposes, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). The $286.6 million in recorded goodwill resides under the Company’s Ann Taylor reporting unit.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

Goodwill and Other Long-Lived Assets (Continued)

The deterioration in the financial and housing markets and resulting effect on consumer confidence and discretionary spending that occurred during Fiscal 2008 had a significant impact on the retail industry, particularly for women’s specialty apparel retailers. In the third quarter, the Company considered the impact this had on its business as an indicator under SFAS No. 142 that a reduction in its goodwill fair value may have occurred. Accordingly, the Company performed an interim test for goodwill impairment following the two step process defined in SFAS No. 142. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess.

The fair value of the Ann Taylor reporting unit determined under step 1 of the goodwill impairment test was based on a two-thirds weighting of a discounted cash flow analysis using forward-looking projections of estimated future operating results and a one-third weighting of a guideline company methodology under the market approach using revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Management’s determination of the fair value of each reporting unit incorporates multiple assumptions, including the level of the Company’s share price, future business growth, earnings projections and the weighted average cost of capital used for purposes of discounting. Decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the fair value of the reporting unit to decrease. The results of this interim test of goodwill impairment indicated that the fair value of recorded goodwill exceeded its carrying value; therefore, management concluded that the recorded goodwill value was not impaired as of November 1, 2008.

During the fourth quarter of Fiscal 2008, there was continued deterioration in the financial and credit markets, which continued to weigh on consumer confidence and resulted in further declines in discretionary retail spending. This impacted the Company’s fourth quarter business in a significant way, which caused management to revise its forward-looking business projections downward. These updated projections were used to perform the Company’s annual test for goodwill impairment during the fourth quarter. Based on this testing, management determined that the fair value of the Ann Taylor reporting unit determined under step 1, as described above, was less than the carrying value of its reporting unit. Accordingly, management performed a step 2 analysis to determine the extent of the goodwill impairment and concluded that the carrying value of the goodwill of the Ann Taylor reporting unit was fully impaired. This resulted in a non-cash impairment charge of $286.6 million. There was no such goodwill impairment charge in Fiscal 2007 or Fiscal 2006.

The Company accounts for long-lived tangible assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows (undiscounted and without interest charges). If the expected future cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. In Fiscal 2008, the Company recorded $66.8 million in impairment charges on store assets, of which approximately $29.6 million related to assets in stores that will remain open, with the balance associated with stores closing in connection with the Company’s restructuring program. In Fiscal 2007, the Company recorded $26.9 million in store asset impairment, of which approximately $1.8 million related to assets in stores that will remain open, with the balance associated with stores closing in connection with the Company’s restructuring program. In Fiscal 2006, the Company recorded $1.8 million in store asset impairment charges related to assets in stores that will remain open. See Note 2, “Restructuring” for further discussion of the Company’s restructuring program.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

Advertising

Costs associated with the production of advertising, such as printing and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in print. Costs of direct mail catalogs and postcards are fully expensed when the advertising is scheduled to first arrive in clients’ homes. Advertising costs were approximately $60.7 million, $63.4 million and $65.7 million in Fiscal 2008, 2007 and 2006, respectively.

Stock-based Awards

In Fiscal 2006, the Company began recording compensation expense associated with stock options and other forms of equity awards in accordance with SFAS No. 123(R), Share-Based Payment, as interpreted by SEC Staff Accounting Bulletins No. 107 and No. 110. Prior to January 29, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and, therefore no related compensation expense was recorded for awards granted with no intrinsic value (defined as the excess of the fair market value on date of grant of an option over its exercise price). On January 29, 2006, the Company adopted the modified prospective transition method provided under SFAS No. 123(R), and, accordingly, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in Fiscal 2008, Fiscal 2007 and Fiscal 2006 includes: (1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, net of forfeitures, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) amortization related to all stock option awards granted on or after January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets will be realized in the future.

Under the asset and liability method, deferred tax assets and liabilities are recognized and income or expense is recorded, for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company and its domestic subsidiaries file a consolidated Federal income tax return, while the Company’s foreign subsidiaries file in their respective local jurisdictions.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which clarifies the accounting for income taxes in the financial statements by prescribing a minimum probability recognition threshold and measurement process for recording uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, accounting and disclosure requirements. The Company adopted FIN No. 48 on February 4, 2007, which resulted in a cumulative effect reduction to opening retained earnings of $1.1 million.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

Segments

The Company has aggregated its Ann Taylor, LOFT, Ann Taylor Factory and LOFT Outlet brands (collectively “the Company’s brands”) based on the aggregation criteria outlined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which states that two or more operating segments may be aggregated into a single operating segment if aggregation is consistent with the objective and basic principles of the Statement, if the segments have similar economic characteristics, similar product, similar production processes, similar clients and similar methods of distribution.

The Company’s brands have similar economic characteristics and similar operating, financial and competitive risks. They are similar in nature of product, as they all offer women’s apparel, shoes and accessories. Merchandise inventory for the Company’s brands is sourced from the same countries and some of the same vendors, using similar production processes. Clients of the Company’s brands have similar characteristics. Merchandise for the Company’s brands is distributed to retail stores in a similar manner through the Company’s Louisville Distribution Center and is subsequently distributed to clients in a similar manner, through its retail stores. The Company also sells Ann Taylor and LOFT merchandise through its Online Stores.

Comprehensive Income

Comprehensive income consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The Company’s accumulated other comprehensive loss includes the effect of adopting SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). See Note 10, “Retirement Plans” for further discussion.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At January 31, 2009 and February 2, 2008, management believes that the carrying amounts of cash and cash equivalents, short-term investments, receivables and payables approximate fair value because of the short maturity of these financial instruments.

Self Insurance

The Company is self-insured for certain losses related to its employee point of service medical plan, its workers’ compensation plan and for short-term disability up to certain thresholds. Costs for self-insurance claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, third party actuaries, historical analysis and other relevant data. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop loss contracts with insurance companies. However, any significant variation in claims incurred but not paid from historical trends could cause actual expense to differ from the accrued liability.

Recent Accounting Pronouncements

Recently Issued Standards

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS No. 132(R)-1”) which amends Statement of Financial Accounting Standards No. 132(revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits – an Amendment of FASB Statements No. 87, 88, and 106 (“SFAS No. 132(R)”). FSP FAS No. 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The Company is in the process of evaluating FSP FAS No. 132(R)-1 and does not expect it will have a significant impact on its Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

Recently Issued Standards (Continued)

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF No. 03-6-1”). Under FSP-EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the two-class method of computing earnings per share. FSP-EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP-EITF No. 03-6-1 will not have any impact on the determination or reporting of the Company’s earnings per share.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(revised 2007), Business Combinations, (“SFAS No. 141(R)”) and other U.S. GAAP. FSP FAS No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company does not expect the adoption of FSP FAS No. 142-3 will have a significant impact on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect adoption of SFAS No. 161 will have an impact on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 was issued to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have an impact on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS No. 141(R) is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) to have an impact on its Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

Recently Adopted Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on February 3, 2008. The adoption of SFAS No. 159 did not have a significant impact on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. SFAS No. 157 does not require any new fair value measurements, rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Notwithstanding the effective date deferral discussed above, SFAS No. 157 is partially effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on February 3, 2008. The Company adopted the provision of SFAS No. 157 regarding non-financial assets and non-financial liabilities on February 1, 2009 and it did not have a material impact on its Consolidated Financial Statements. See Note 3, “Investments”, for further discussion.

On October 10, 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS No. 157-3”), which clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS No. 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The adoption of FSP FAS No. 157-3, although applicable to the Company’s investment in auction rate securities and the related put option recognized as a result of the agreement with UBS, did not have a significant impact on the Company’s Consolidated Financial Statements. See Note 3, “Investments”, for further discussion.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and concludes that the GAAP hierarchy should be directed toward the entity and not its auditor and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, which occurred in September 2008. The Company adopted SFAS No. 162 on the effective date of November 13, 2008 and it did not have any impact on the Company’s Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Restructuring Charges

On January 30, 2008, the Company initiated a multi-year, strategic, restructuring program designed to enhance profitability and improve overall operating effectiveness. This program, the result of a comprehensive review of the Company’s cost structure, included closing underperforming stores over the Fiscal 2008 to Fiscal 2010 period, reductions in its corporate staff and the launch of a broad-based productivity initiative that included, among other things, the strategic procurement of non-merchandise goods and services.

During Fiscal 2008, the Company implemented additional actions that built upon its multi-year, strategic, restructuring program. These actions included additional organizational streamlining efforts resulting in the additional elimination of corporate and divisional positions and the additional non-cash write-down of store assets. In addition to the initial plan for elimination of 180 positions, the Company also identified 260 additional positions for elimination, and now expects a total reduction of 440 positions under the restructuring program. In addition to the initial plan for closing 117 stores, the Company also identified 46 additional stores for closure, and now expects to close a total of 163 stores under the restructuring program. The Company closed 33 Ann Taylor stores and 27 LOFT stores during Fiscal 2008 and plan to close an additional 37 stores during Fiscal 2009, with the majority of the remaining stores under the program to be closed in Fiscal 2010.

The Company expects total one-time pre-tax expenses associated with the restructuring program in the range of $95 to $100 million. The total restructuring charges include approximately $65 million in non-cash expenses, primarily associated with the write-down of assets related to store closures, with the balance of approximately $30 to $35 million in cash charges relating primarily to severance and various other costs to implement the restructuring program. In Fiscal 2008 and Fiscal 2007, the Company recorded $59.7 million and $32.3 million, respectively, in restructuring charges. The balance of $3 to $8 million is expected to be incurred in Fiscal 2009 and Fiscal 2010. The above estimated costs and charges are preliminary and may vary materially based on various factors, including timing in execution of the restructuring program, outcome of negotiations with landlords and other third parties and changes in management’s assumptions and projections.

The following table details information related to restructuring charges recorded during Fiscal 2008 and Fiscal 2007:

	Severance and Related Costs	Asset Impairment (1)	Other Restructuring Costs	Total
	(in thousands)
Balance at February 3, 2007	$—	$—	$—	$—

Restructuring provision net current year charges	(4,227)	(25,150)	(2,878)	(32,255)
Cash payments	—	—	2,800	2,800
Non-cash adjustments	—	25,150	(422)	24,728

Balance at February 2, 2008	$(4,227)	$—	$(500)	$(4,727)

Restructuring provision net current year charges	(14,792)	(37,255)	(7,667)	(59,714)
Cash payments	9,276	—	4,085	13,361
Non-cash adjustments	—	37,255	2,520	39,775

Ending Balance at January 31, 2009	$(9,743)	$—	$(1,562)	$(11,305)

(1)	Asset impairment charges represent the write-down of store assets to their estimated fair value for those store locations identified for closure under the Company’s restructuring program. See Note 1, “Summary of Significant Accounting Policies – Goodwill and Other Long-Lived Assets” for information related to store asset impairment charges not related to the Company’s restructuring program.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments

At January 31, 2009 and February 2, 2008, the Company had $6.0 million and $15.1 million, respectively, invested in auction rate securities, with a fair value of $5.8 million and $15.1 million, respectively. The approximate net carrying value of $5.8 million and $15.1 million at January 31, 2009 and February 2, 2008, respectively, represents the Company’s best estimate of the fair value of these investments based on available information on those dates.

The Company liquidated $9.1 million in auction rate securities in February and March 2008; however, auctions for its remaining $6.0 million investment have since failed. While the Company does not believe that the underlying securities or collateral have been affected, unsuccessful auctions limit the short-term liquidity of these investments; therefore, the Company has classified the net carrying value of its remaining investment in auction rate securities as long-term, included in other assets on its Consolidated Balance Sheets at January 31, 2009 and February 2, 2008. We do not believe that the carrying value of the Company’s remaining investment in auction rate securities, which are rated AA or higher by Standard & Poor’s and backed by student loans, has been impaired.

On November 14, 2008, the Company entered into a settlement agreement with UBS AG (“UBS”), one of its investment providers, related to its $6.0 million investment in auction rate securities purchased from UBS. Under the terms of the settlement agreement, the Company received auction rate security rights that enable it to sell its auction rate securities back to UBS at par value anytime during the two year period beginning June 30, 2010. The Company recorded these auction rate security rights as a put option. The auction rate securities will continue to accrue and pay interest until such time as the Company exercises its rights. If the Company does not exercise its rights by July 2, 2012, they will expire and UBS will have no further obligation to the Company. Under the terms of the settlement agreement, the Company released UBS from all claims related to these securities except consequential damages, and agreed not to serve as a class action representative or receive benefits under any class action settlement or investor fund. UBS has the right to purchase the auction rate securities at par value from the Company at any time after November 14, 2008 without prior notice. No such purchases were made as of the date of this report.

During Fiscal 2008, the Company recorded temporary impairment charges of approximately $0.8 million to accumulated other comprehensive loss related to its investment in auction rate securities, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). As a result of the settlement agreement with UBS, the Company reclassified these auction rate securities from available-for-sale to trading securities. Due to this reclassification, the previously recorded temporary impairment charges of approximately $0.8 million were charged to earnings in accordance with SFAS No. 115. During the period November 14, 2008 through January 31, 2009, approximately $0.6 million in unrealized gains related to these securities were also recognized in earnings, resulting in a total net unrealized loss of approximately $0.2 million for Fiscal 2008, which is included in interest income on the Company’s Consolidated Statement of Operations.

The Company elected the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) in accounting for the put option, which requires that the instrument be recorded at fair value, with changes in fair value recorded in earnings. As of January 31, 2009, the put option is recorded in other assets on the Consolidated Balance Sheet, with an estimated fair value of approximately $0.2 million, while approximately $0.2 million of gains related to this instrument are included in interest income.

The estimated fair value of the put option was determined by taking the par value of the auction rate securities less the fair value of those securities and discounting that difference via a discount factor. The discount factor was determined using a combination of the UBS Credit Default Spread and LIBOR. Had the Company not chosen to elect the fair value option under SFAS No. 159 in accounting for the put option acquired, the instrument would have been initially recorded at fair value, but would have been recorded at cost subsequent to initial recognition. This, however, would not have allowed the Company to effectively offset any gains or losses associated with the auction rate securities themselves, and was felt to be a less accurate economic reflection of the transaction.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments (Continued)

The settlement agreement with UBS also contains a “no net cost” loan provision, which, if elected by the Company, would cause UBS to loan the Company cash up to the par value of the auction rate securities, with interest payable by the Company equal to the interest earned on the underlying auction rate securities. As of January 31, 2009, the Company had no borrowings against its investment in auction rate securities.

At January 31, 2009, the Company had $1.7 million invested in a self-directed Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain executives and other highly compensated employees, which is structured as a rabbi trust. These investments are classified as trading securities and are recorded as a long-term asset, included in other assets on the Company’s Consolidated Balance Sheets. The investments are valued using quoted market prices multiplied by the number of shares held in the Deferred Compensation Plan. Unrealized holding gains and losses on trading securities are included in interest income on the Company’s Consolidated Statements of Operations. See Note 10, “Retirement Plans” for further discussion of the Deferred Compensation Plan.

Effective February 3, 2008, the Company adopted SFAS No. 157 Fair Value Measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The adoption of SFAS No. 157 did not have a material impact on the Company’s Consolidated Financial Statements. In addition, FSP No. 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

The table below illustrates the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) categorized into the most appropriate level within the fair value hierarchy, based on the inputs available for determining fair value:

	January 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (a)	$1,687	$1,687	$—	$—
Auction rate securities (b)	5,779	—	—	5,779
Put option on auction rate securities	208	—	—	208

Total assets	$7,674	$1,687	$—	$5,987

(a)	The non-qualified deferred compensation plan assets are valued using quoted market prices, multiplied by the number of shares held in the plan.
(b)	Auction rate securities are valued using an income-approach model (discounted cash flow analysis). The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. Additionally, the Company received certain auction rate security rights from UBS under the terms of the November 14, 2008 settlement agreement.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments (Continued)

Due to the deteriorated market conditions and failed auctions affecting the Company’s investment in auction rate securities, the fair value measurement methodology for these securities was changed from quoted prices in active markets to a discounted cash flow analysis. Accordingly, these securities have been measured at fair value using Level 3 inputs.

The following table provides a reconciliation of the beginning and ending balances of the Company’s investment in auction rate securities:

(in thousands)
Balance as of February 2, 2008	$—
Transfers in and/or (out) of Level 3	6,000
Total losses realized/unrealized included in earnings	(221)
Total losses included in other comprehensive income	—
Purchases, sales, acquisitions and settlements, net	208

Balance as of January 31, 2009	$5,987

4. Property and Equipment

Property and equipment consists of the following:

	January 31, 2009	February 2, 2008
	(in thousands)
Land and building	$12,491	$11,897
Leasehold improvements	532,759	596,876
Furniture, fixtures, equipment and software	482,197	495,842
Construction in progress	31,521	43,388

	1,058,968	1,148,003
Less accumulated depreciation and amortization	589,281	586,733

Net property and equipment	$469,687	$561,270

Depreciation and amortization expense was approximately $122.2 million, $116.8 million and $105.9 million in Fiscal 2008, 2007 and 2006, respectively.

5. Debt and Capital Leases

Credit Facility

On April 23, 2008, the Company’s wholly owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (“the Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. At AnnTaylor, Inc.’s option, the Credit Facility provides for an increase in the total facility and the aggregate commitments thereunder up to $350 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility expires on April 23, 2013 and may be used for working capital, letters of credit and other general corporate purposes. The Credit Facility contains an acceleration clause which, upon the occurrence of a Material Adverse Effect, as defined in the Credit Facility, may cause any borrowings outstanding to become immediately due and payable.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Debt and Capital Leases (Continued)

Credit Facility (Continued)

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $33.8 million and $111.1 million as of January 31, 2009 and February 2, 2008, respectively, leaving a remaining available balance for loans and letters of credit of $216.2 million and $63.9 million as of January 31, 2009 and February 2, 2008, respectively. There were no borrowings outstanding under the Credit Facility at January 31, 2009, or at any point during Fiscal 2008. On March 5, 2009, the Company accessed $125 million from its Credit Facility. The Company intends to hold these proceeds in the event they are required for near-term liquidity needs or seasonal working capital requirements.

Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the option of AnnTaylor, Inc., the Bank of America Base Rate or LIBOR Rate, plus a margin of up to 0.25%, and 1.25% to 2.00%, respectively. In addition, AnnTaylor, Inc. is required to pay the lenders a monthly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.325% to 0.40% per annum. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.75% and from 1.25% to 2.00%, respectively. The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens.

The Credit Facility permits the Company to pay cash dividends (and permits dividends by AnnTaylor, Inc. to fund such cash dividends) subject to certain Liquidity requirements (as defined in the Credit Facility) and other conditions as set forth in the Credit Facility. Certain subsidiaries of the Company are also permitted to: pay dividends to the Company to fund certain taxes owed by the Company; fund ordinary operating expenses of the Company not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year (with certain stated exceptions); and for certain other stated purposes (subject to certain exceptions).

The lenders have been granted a pledge of the common stock of AnnTaylor, Inc. and certain of its subsidiaries, and a security interest in substantially all real and personal property (other than leasehold interests) and all other assets of AnnTaylor, Inc. and certain of its subsidiaries, as collateral for AnnTaylor, Inc.’s obligations under the Credit Facility.

Capital Lease

On August 25, 2008, the Company entered into a capital lease relating to certain computer equipment with a four year term. The computer equipment has not been placed in service as of January 31, 2009. The Company had no capital leases at February 2, 2008.

The following table presents leased assets by major class:

January 31, 2009
(in thousands)
Computer Equipment	$1,638

1,638
Less accumulated depreciation and amortization	—

Net property and equipment	$1,638

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Debt and Capital Leases (Continued)

Capital Lease (Continued)

Future minimum lease payments under the capital lease as of January 31, 2009 are as follows:

Fiscal Year	(in thousands)
2009	$424
2010	424
2011	424
2012	248
2013	—
Thereafter	—

Total capital lease obligation	1,520

Less weighted average interest rate of 1.8% on capital lease	49

Total principal, excluding interest	1,471
Less current portion	401

Total long-term obligation, net of current portion	$1,070

Other

Included in accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheet at January 31, 2009, there was $2.2 million and $3.4 million, respectively, related to borrowings for the purchase of fixed assets. There were no such borrowings outstanding at February 2, 2008.

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

Future minimum lease payments under non-cancelable operating leases as of January 31, 2009 are as follows:

Fiscal Year	(in thousands)
2009	$195,476
2010	183,033
2011	165,889
2012	148,257
2013	137,790
Thereafter	490,517

Total	$1,320,962

The minimum lease payments above do not include common area maintenance (CAM) charges or real estate taxes, which are also required contractual obligations under the Company’s store and office operating leases but are generally not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2008, Fiscal 2007 and Fiscal 2006 were $81.6 million, $76.2 million and $70.9 million, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Commitments and Contingencies (Continued)

Leases (Continued)

Rent expense for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 was as follows:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(in thousands)
Minimum rent	$203,734	$206,058	$193,675
Percentage rent	441	3,506	3,116

Total	$204,175	$209,564	$196,791

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

7. Net (Loss)/Income per Share

Basic (loss)/earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted (loss)/earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and vesting of unvested restricted stock, if the effect is dilutive. For periods of net loss, no effect is given to potentially dilutive securities, since the effect would be antidilutive.

	Fiscal Years Ended
	January 31, 2009			February 2, 2008			February 3, 2007
	(in thousands, except per share amounts)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic (Loss)/Earnings per Share	$(333,906)	57,366	$(5.82)	$97,235	62,753	$1.55	$142,982	70,993	$2.01
Effect of Dilutive Securities:
Stock options and restricted stock	—	—		—	699		—	1,114

Diluted (Loss)/Earnings per Share	$(333,906)	57,366	$(5.82)	$97,235	63,452	$1.53	$142,982	72,107	$1.98

Options to purchase 3,772,766 shares of common stock were excluded from the above computations of weighted average shares for diluted loss per share for Fiscal 2008, due to the net loss for the period. Options to purchase 1,012,406 and 194,817 shares of common stock were excluded from the above computations of weighted average shares for diluted earnings per share for Fiscal 2007 and 2006, respectively, due to the antidilutive effect of the options’ exercise prices as compared to the average market price of the common shares during those periods. In addition, 193,333 shares of unvested restricted stock were excluded from the above computations of weighted average shares for diluted loss per share for Fiscal 2008, due to the net loss for the period and 225,667 shares of unvested restricted stock were excluded from the above computations of weighted average shares for diluted earnings per share for the Fiscal 2007, due to contingencies placed on their vesting which had not yet been satisfied as of those dates.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Other Equity and Stock Incentive Plans

Preferred Stock

At January 31, 2009, February 2, 2008 and February 3, 2007, there were 2 million shares of preferred stock, par value $0.01, authorized and unissued.

Stockholder Rights Plan

In Fiscal 2000, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”). Rights under the Rights Plan (“Rights”) were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on May 30, 2000. As a result of the 2004 and 2002 3-for-2 splits of the Company’s common stock, each share of common stock now represents four-ninths of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the voting power of the Company as represented by the Company’s common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the voting power of the Company as represented by the Company’s common stock, holders of the Rights, other than the person or group triggering their exercise, will be able to purchase, in exchange for the $125 exercise price, shares of the Company’s common stock or of any company into which the Company is merged having a value of $250. The Rights will expire on May 18, 2010. No Rights were exercised under the Rights Plan in Fiscal 2008.

Repurchase Program

On August 23, 2007, the Company’s Board of Directors approved a $300 million securities repurchase program (the “August 2007 Program”) which will expire when the Company has repurchased all securities authorized for repurchase pursuant to the program, unless terminated earlier by resolution of the Board of Directors. Purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During Fiscal 2008, the Company repurchased 4,108,183 shares of its common stock at a cost of approximately $100.8 million under the August 2007 Program. During Fiscal 2007, the Company repurchased 9,301,633 shares of its common stock at a cost of approximately $340.1 million. Of this total, 1,347,286 shares at a cost of approximately $40.0 million were repurchased under the August 2007 Program, with 7,952,879 shares at a cost of approximately $300.0 million and 1,468 shares at a cost of approximately $0.1 million repurchased under programs approved in March 2007 and August 2006, respectively. During Fiscal 2006, the Company repurchased 4,978,660 shares of its common stock at a cost of approximately $179.8 million. As of January 31, 2009, the Company had remaining authorization, under the August 2007 Program of approximately $159.1 million.

Associate Discount Stock Purchase Plan

In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”). Under the terms of the Stock Purchase Plan, as amended, eligible employees may purchase shares of the Company’s common stock quarterly, at a price equal to 85% of the lower of the closing price of the Company’s common stock at the beginning or end of each quarterly stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. On May 15, 2008, the Company’s stockholders approved an increase in the number of shares available for purchase under the Stock Purchase Plan by 650,000 shares. During Fiscal 2008, 209,643 shares were issued pursuant to the Stock Purchase Plan, at an average discount of $2.14 per share. At January 31, 2009, there were 630,610 shares available for future issuance under the Stock Purchase Plan. The Company recorded approximately $1.2, $1.0 million and $0.9 million in compensation expense related to the Stock Purchase Plan during Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Other Equity and Stock Incentive Plans (Continued)

Stock Incentive Plans

The Company has established four stock incentive plans (the “Plans”), which are summarized below:

Year Established	Defined Name	Plan Name			Shares Reserved for Issuance at January 31, 2009	Shares Available for Future Grant
			Shares Reserved
			Restricted Stock (a)	Total Authorized
1992	1992 Plan	1992 Stock Option and Restricted Stock and Unit Award Plan	713,250	7,200,000	100,688	—
2000	2000 Plan	2000 Stock Option and Restricted Stock Award Plan	562,500	2,250,000	96,121	66,603
2001	2002 Plan	2002 Stock Option and Restricted Stock and Unit Award Plan	787,500	4,500,000	1,145,422	264,046
2003	2003 Plan	2003 Equity Incentive Plan	2,760,000	8,750,000	6,343,193	3,878,849

(a)	Included in the number of total authorized shares. The Company may issue restricted stock grants up to the levels provided under each plan, however shares not used for this purpose are available for issuance as stock option grants, except for 150,750 shares under the 1992 Plan.

On May 15, 2008, the Company’s stockholders approved certain amendments to its 2003 Equity Incentive Plan (the “2003 Plan”), including increasing the total authorized shares reserved for issuance under the 2003 Plan from 5.5 million to 8.75 million shares.

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

Stock Options

In accordance with SFAS No. 123(R), in Fiscal 2006 the Company began recognizing stock option expense on a straight-line basis over the vesting period, net of estimated forfeitures. As of January 31, 2009, there was $11.5 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. The total intrinsic value of options exercised during the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 was approximately $2.1 million, $7.7 million and $20.5 million, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Other Equity and Stock Incentive Plans (Continued)

Stock Options (Continued)

The following table summarizes stock option activity for the fiscal year ended January 31, 2009:

	Shares	Weighted - Average Exercise Price
Options outstanding at February 2, 2008	3,698,949	$28.65
Granted	1,050,633	22.29
Forfeited or expired	(1,054,121)	30.37
Exercised	(219,535)	17.60

Options outstanding at January 31, 2009	3,475,926	$26.90

Vested and exercisable at January 31, 2009	1,840,931	$26.40

Options expected to vest at January 31, 2009	1,119,374	$28.10

The weighted-average fair value of options granted during the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007, estimated as of the grant date using the Black-Scholes option pricing model, was $8.30, $12.00 and $14.96 per share, respectively. The weighted-average remaining contractual term for options outstanding at January 31, 2009 and February 2, 2008 was 7.0 and 7.3 years, respectively. The weighted-average remaining contractual term for options vested and exercisable at January 31, 2009 was 5.7 years. The weighted-average remaining contractual term for options expected to vest at January 31, 2009 was 8.6 years. At January 31, 2009, the aggregate intrinsic value of options outstanding, options vested and exercisable and options expected to vest was negligible since the exercise prices were in excess of the market price on that date.

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

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Expected volatility	42.7%	33.1%	38.6%
Risk-free interest rate	2.5%	4.4%	4.8%
Expected life (years)	4.2	4.4	4.7
Dividend yield	—	—	—

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Other Equity and Stock Incentive Plans (Continued)

Stock Options (Continued)

The risk-free rate is based on a zero-coupon U.S. Treasury rate in effect at the time of grant with maturity dates that coincide with the expected life of the options. The expected life of the options is based on a calculation of the Company’s historical exercise patterns to estimate future exercise patterns. The expected volatility for grants made subsequent to the adoption of SFAS No. 123(R) is based on a simple average of (i) historical volatility of stock price returns using daily closing prices and (ii) the volatility implied by exchange-traded call options to purchase the Company’s common stock. The expected volatility for grants made prior to the adoption of SFAS No. 123(R) was based on historical volatility of stock price returns using daily closing prices. Historical volatility was calculated as of the grant date using stock price data over periods of time equal in duration to the expected life of the options granted. In assessing implied volatility data, the Company analyzed call option market activity during the three month period preceding the grant date. The Company also considered the volume of market activity of the underlying shares and traded options, the similarity of the exercise prices of the traded options to the exercise price of the employee stock options during the period and considered traded options whose term is close to the expected term of the employee stock option.

Restricted Stock

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant (determined in accordance with the applicable Plan) and is amortized to compensation expense on a straight-line basis over the related vesting period, net of estimated forfeitures. As of January 31, 2009, there was $10.7 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. SFAS No. 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of January 28, 2006, there was approximately $12.0 million of deferred stock-based compensation that was netted against additional paid-in capital on January 29, 2006 in accordance with SFAS No. 123(R). The total fair value of restricted stock awards vested during the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 was $6.9 million, $17.5 million and $14.8 million, respectively.

The following table summarizes restricted stock activity for the fiscal year ended January 31, 2009:

	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at February 2, 2008	954,719	$32.39
Granted	567,926	21.39
Vested	(322,246)	23.60
Forfeited	(397,742)	30.61

Restricted stock awards at January 31, 2009	802,657	$29.02

At January 31, 2009, 104,332 shares of performance-based awards included in the total restricted stock awards outstanding on that date will be forfeited in the first quarter of Fiscal 2009, since the performance targets necessary to vest in these awards were not achieved.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Other Equity and Stock Incentive Plans (Continued)

General

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. In Fiscal 2008, Fiscal 2007 and Fiscal 2006, stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards that are expected to vest.

SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation arrangements (“excess tax benefits”) be classified as financing cash flows. For the fiscal year ended January 31, 2009, excess tax benefits realized from stock-based compensation arrangements were $0.4 million. The Company received $3.9 million, $14.4 million and $26.7 million cash from the exercise of stock options during the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007.

During the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007, the Company recognized approximately $12.6 million, $19.0 million and $24.7 million, respectively, in total share-based compensation expense. The total tax benefit recognized in the Consolidated Statements of Operations for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 was approximately $3.5 million, $6.1 million and $9.3 million, respectively.

9. Income Taxes

The (benefit)/provision for income taxes for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 consists of the following:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(in thousands)
Federal:
Current	$(19,252)	$56,109	$80,923
Deferred	(17,615)	(7,286)	(8,565)

Total federal	(36,867)	48,823	72,358

State and local:
Current	3,880	11,279	20,268
Deferred	(7,222)	(707)	(2,115)

Total state and local	(3,342)	10,572	18,153

Foreign:
Current	1,545	5,778	5,417
Deferred	1,148	(1,368)	(129)

Total foreign	2,693	4,410	5,288

Total	$(37,516)	$63,805	$95,799

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes (Continued)

The reconciliation between the (benefit)/provision for income taxes and the (benefit)/provision for income taxes at the federal statutory rate for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 is as follows:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(dollars in thousands)
(Loss)/income before income taxes	$(371,422)	$161,040	$238,781
Federal statutory rate	35%	35%	35%

(Benefit)/provision for income taxes at federal statutory rate	(129,998)	56,364	83,573
State and local income taxes, net of federal income tax benefit	(1,468)	6,872	11,799
Goodwill impairment charge	93,412	—	—
Prior year tax credits	2,391	—	—
Other	(1,853)	569	427

(Benefit)/provision for income taxes	$(37,516)	$63,805	$95,799

The tax effects of significant items comprising the Company’s deferred tax assets/(liabilities) as of January 31, 2009 and February 2, 2008 are as follows:

	January 31, 2009	February 2, 2008
	(in thousands)
Current:
Inventory	$3,497	$8,380
Accrued expenses and other	14,648	13,088
Real estate	7,276	7,693

Total current	$25,421	$29,161

Non-current:
Accrued expenses	$692	$1,511
Depreciation and amortization	(50,799)	(80,753)
Rent expense	86,477	92,154
Other	10,272	6,301
Amounts included in accumulated other comprehensive loss	4,713	2,141

Total non-current	$51,355	$21,354

The income tax (benefit)/provision reflects the current and deferred tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered permanently reinvested, which at January 31, 2009 amounted to approximately $6.6 million. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $0.7 million.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and generally remains open to income tax examinations by relevant tax authorities for tax years beginning with Fiscal 2004. The Company also files in foreign jurisdictions and generally remains open to income tax examinations for tax years beginning with Fiscal 2001.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes (Continued)

On February 4, 2007, the Company adopted the provisions of FIN No. 48 which resulted in a cumulative effect reduction of retained earnings of $1.1 million. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Fiscal Year Ended January 31, 2009
(in thousands)
Balance at February 4, 2007	$5,789
Additions based on tax positions related to the current year	1,002
Additions for tax positions of prior years	817
Reductions for tax positions of prior years	(1,672)
Lapses in statutes of limitation	(490)

Balance at February 2, 2008	$5,446

Additions based on tax positions related to the current year	355
Additions for tax positions of prior years	223
Reductions for tax positions of prior years	(1,352)
Settlements	(1,280)
Lapses in statutes of limitation	(320)

Balance at January 31, 2009	$3,072

To the extent these unrecognized tax benefits are ultimately recognized, they will impact the Company’s effective tax rate in a future period. The Company anticipates that the amount of unrecognized tax benefits may change in the next twelve months, however it does not expect the change to have a significant impact on its consolidated financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its (benefit)/provision for income taxes. During the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007, the Company recognized an immaterial amount of interest and penalties. The Company had approximately $1.9 and $2.8 million for the payment of interest and penalties accrued at January 31, 2009 and February 2, 2008, respectively.

At January 31, 2009, the Company had a net operating loss for federal and state jurisdictions of approximately $70.2 million, which expire in various years from 2014 through 2029.

The Company is subject to periodic audits of its various tax returns by government agencies which could result in possible income tax liabilities. Although the outcome of these matters cannot currently be determined, the Company believes adequate provision has been made for any potential unfavorable financial statement impact.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Retirement Plans

Non-Qualified Deferred Compensation Plan

Under the Company’s Deferred Compensation Plan, certain executives, including the named executive officers, may defer up to 50% of salary as well as up to 100% of cash-based performance compensation earned during the calendar year.

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

Savings Plan

Substantially all employees of the Company and its subsidiaries who work at least 30 hours per week or who work 1,000 hours during a consecutive 12 month period are eligible to participate in the Company’s 401(k) Plan. Prior to October 1, 2007, participants could contribute to the 401(k) Plan an aggregate of up to 75% of their annual earnings in any combination of pre-tax and after-tax contributions, subject to certain limitations. The Company made a matching contribution of 50% with respect to the first 3% of each participant’s contributions to the 401(k) Plan prior to October 1, 2007. Beginning October 1, 2007, the Company match was increased to 100% with respect to the first 3% and 50% with respect to the second 3% of each participant’s contributions to the 401(k) Plan made on or after October 1, 2007. The Company’s contributions to the 401(k) Plan for Fiscal 2008, Fiscal 2007 and Fiscal 2006 were approximately $5.6 million, $2.6 million and $1.5 million, respectively.

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

In connection with the Pension Plan freeze, the Company remeasured its accumulated benefit obligation under the Pension Plan as of October 1, 2007. As a result of the remeasurement, the Pension Plan’s funded status increased and the Company recognized a one-time curtailment gain of $0.9 million.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Retirement Plans (Continued)

Pension Plan (Continued)

On February 3, 2007, the Company began recognizing the funded status of its Pension Plan in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires company plan sponsors to record the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity. Prior to February 3, 2007, the Company had accounted for its Pension Plan according to the provisions of SFAS No. 87, Employers’ Accounting for Pensions and related interpretations and, therefore the funded status of the Company’s Pension Plan was not reflected in its Consolidated Balance Sheets.

The following table provides information for the Pension Plan at January 31, 2009 and February 2, 2008:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$38,128	$41,801
Service cost	—	4,063
Interest cost	1,977	2,086
Actuarial gain	(678)	(2,121)
Benefits paid	(5,105)	(3,565)
Plan curtailment	—	(4,136)

Projected benefit obligation at end of year	34,322	38,128

Change in plan assets:
Fair value of plan assets at beginning of year	39,816	42,539
Actual return on plan assets	(7,056)	842
Benefits paid	(5,105)	(3,565)

Fair value of plan assets at end of year	27,655	39,816

Funded status at end of year	(6,667)	1,688

Unrecognized net actuarial loss	—	—
Unrecognized prior service cost	—	—

Net amount included in other (liabilities)/assets	$(6,667)	$1,688

Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	January 31, 2009	February 2, 2008
	(in thousands)
Non-current (liabilities)/assets	$(6,667)	$1,688

Total	$(6,667)	$1,688

The accumulated benefit obligation for the Company’s Pension Plan was approximately $34.3 million and $38.1 million at January 31, 2009 and February 2, 2008, respectively. As a result of the Pension Plan freeze, the accumulated benefit obligation equals the projected benefit obligation.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Retirement Plans (Continued)

Pension Plan (Continued)

The following table summarizes the components of Net Periodic Benefit Cost and other amounts recognized in accumulated other comprehensive loss:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(in thousands)
Net periodic benefit cost:
Service cost	$—	$4,063	$5,878
Interest cost	1,977	2,086	1,912
Expected return on plan assets	(2,315)	(2,864)	(2,435)
Amortization of prior service cost	—	57	86
Amortization of net loss	50	265	1,610
Settlement loss/curtailment (gain) recognized	1,829	(857)	—

Net periodic benefit cost	1,541	2,750	7,051

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net loss/(gain) arising during the year	8,693	(99)	—
Curtailment gain	—	(3,279)	—
Settlement charge	(1,879)	—	—
Amortization of net gain	—	(322)	—
Increase in accumulated other comprehensive loss to reflect the adoption of SFAS No. 158	—	—	9,301

Total recognized in other comprehensive (income)/loss	6,814	(3,700)	9,301

Total recognized in net periodic benefit cost and other comprehensive (income)/loss	$8,355	$(950)	$16,352

As a result of the Pension Plan freeze, the Company has no remaining prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost. For the fiscal year ended January 31, 2009, the total amount of lump sum payments made to plan participants exceeded the interest cost for the year. As a result, a one-time settlement charge of $1.8 million, was recorded.

Amounts recognized in accumulated other comprehensive loss consist of:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008
	(in thousands)
Net actuarial loss	$12,414	$5,601

Total	$12,414	$5,601

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Retirement Plans (Continued)

Pension Plan (Continued)

For the fiscal years ended January 31, 2009 and February 2, 2008 the following weighted-average assumptions were used to determine benefit obligations at the end of the fiscal years:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008
Discount rate	6.75%	5.80%
Rate of increase in future compensation	n/a	3.00%

For the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 the following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Discount rate	5.80%	5.80%	5.55%
Long-term rate of return on assets	6.25%	7.25%	7.25%
Rate of increase in future compensation	n/a	4.00%	4.00%

To develop the expected long-term rate of return on plan assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. The Company assumes that all employees will take a lump-sum payout based on the historical payout trends.

The Company’s Pension Plan weighted-average asset allocation at the end of the fiscal year, by asset category, is as follows:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008
Asset Category
Equity securities	38%	62%
Debt securities	60%	36%
Other	2%	2%

Total	100%	100%

Since the Pension Plan was frozen in October 2007, the plan goal is to provide all plan benefits and expenses through growth and income of the plan’s assets, with such employer contributions as may be required in accordance with applicable rules and regulations. Accordingly, in Fiscal 2008, the Company’s investment policy was revised to meet these objectives and specifies a minimum investment of 50% but not more than 70% in debt securities, a minimum investment of 30% but not more than 50% in equity securities and up to 20% in cash and cash equivalents. Plan assets consist primarily of equity and fixed income funds or cash and equivalents. The equity securities do not include any of the Company’s common stock. The plan prohibits transactions investing in direct real estate, venture capital, private placements and purchasing securities on margin or short selling securities. Principal investment objectives are: to exceed the policy target index net of fees; to have the equity and fixed income portfolios exceed the Standard & Poor’s 500 Index and the Barclays Capital Aggregate Index, respectively, after fees; and to maintain total portfolio risk equal or less than that of the plan’s policy target allocation. The plan’s investment performance guidelines are set and measured against appropriate portfolio benchmarks. The plan goals, objectives, asset allocation policies and funding forecasts are reviewed periodically within any given plan year, or when significant changes have occurred in plan benefits, participant demographics or funded status.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Retirement Plans (Continued)

Pension Plan (Continued)

The benefits expected to be paid under the Pension Plan as of January 31, 2009 are as follows:

Fiscal Year	(in thousands)
2009	$6,061
2010	4,762
2011	3,892
2012	3,144
2013	2,363
2014-2018	9,418

The Company made no contributions to the Pension Plan in Fiscal 2008 or Fiscal 2007. The Company contributed $7.7 million to the Pension Plan in Fiscal 2006. Continued deterioration in the financial markets may require the Company to make a contribution to its Pension Plan in Fiscal 2009.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Selected Quarterly Financial Data - Unaudited

	Quarter
Fiscal 2008	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$591,663	$592,315	$527,216	$483,365
Gross margin	$314,925	$310,202	$257,156	$172,523
Net income/(loss) (a) (b)	$25,897	$29,250	$(13,447)	$(375,606)

Basic earnings/(loss) per share (c)	$0.43	$0.51	$(0.24)	$(6.66)

Diluted earnings/(loss) per share (c)	$0.43	$0.51	$(0.24)	$(6.66)

	Quarter
Fiscal 2007	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$580,266	$614,494	$600,949	$600,801
Gross margin	$310,996	$311,053	$336,843	$292,372
Net income/(loss) (a)	$31,455	$31,692	$40,759	$(6,671)

Basic earnings/(loss) per share (c)	$0.47	$0.51	$0.67	$(0.11)

Diluted earnings/(loss) per share (c)	$0.46	$0.50	$0.66	$(0.11)

(a)	Includes pre-tax charges related to the Company’s restructuring program of approximately $3.7 million, $3.1 million, $19.9 million and $33.0 million during the first, second, third and fourth quarter, respectively, in Fiscal 2008 and $0.9 million, $1.3 million and $30.1 million during the second, third and fourth quarter, respectively, in Fiscal 2007. See Note 2, “Restructuring” for further discussion.
(b)	Includes a pre-tax goodwill impairment charge of approximately $286.6 million during the fourth quarter in Fiscal 2008. See Note 1, “Summary of Significant Accounting Policies” for further discussion.
(c)	Includes pre-tax charges related to asset impairment of approximately $2.8 million and $26.8 million during the third and fourth quarter, respectively, in Fiscal 2008 and $0.8 million, $0.2 million and $0.8 million during the first, second and third quarter, respectively, in Fiscal 2007. See Note 1, “Summary of Significant Accounting Policies” for further discussion.
(d)	The sum of the quarterly per share data may not equal the annual amounts due to quarterly changes in the weighted average shares and share equivalents outstanding or net income/(loss) amounts.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Company for the Quarter ended April 29, 2006 filed on June 7, 2006.

3.2	By-laws of the Company, as amended through January 27, 2009. Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company filed on January 30, 2009.

4.1	Amended and Restated Rights Agreement, dated as of May 1, 2001, between the Company and Mellon Investor Services LLC. Incorporated by reference to Exhibit 1 of Form 8-A/A No. 1 of the Company filed on May 24, 2001.

10.1	Third Amended and Restated Credit Agreement, dated as of April 23, 2008, by and among AnnTaylor, Inc., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative and Collateral Agent, and JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and RBS Citizens, N.A., as Syndication Agents. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on April 29, 2008.

10.2	Third Amended and Restated Pledge and Security Agreement, dated as of April 23, 2008, by AnnTaylor, Inc., AnnTaylor Stores Corporation, Annco, Inc., AnnTaylor Distribution Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on April 29, 2008.

10.3	Third Amended and Restated Parent Guaranty, dated as of April 23, 2008, made by AnnTaylor Stores Corporation in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed on April 29, 2008.

10.4	Trademark Security Agreement, dated as of April 23, 2008, made by Annco, Inc., in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company filed on April 29, 2008.

10.5	Trademark License Agreement, dated August 2, 2005, between AnnTaylor, Inc. and Guangzhou Pan Yu San Yuet Fashion Manufactory Ltd. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on August 8, 2005.

10.6	Agreement of Lease, dated as of August 3, 2004, between the Company and No. 1 Times Square Development LLC. Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company filed on September 8, 2004.

10.7	Amended and Restated Tax Sharing Agreement, dated as of November 10, 2003, between the Company and Ann Taylor. Incorporated by reference to Exhibit 10.2 to the Form 10-K of the Company filed on March 25, 2004.

†10.8	The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, Amended and Restated as of February 23, 1994 (the “1992 Plan”). Incorporated by reference to Exhibit 10.15 to the Form 10-K of the Company filed on May 1, 1997.

†10.8.1	Amendment to the 1992 Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of the Company for the Quarter ended August 2, 1997 filed on September 12, 1997.

†10.8.2	Amendment to the 1992 Plan dated as of January 16, 1998. Incorporated by reference to Exhibit 10 to the Form 8-K of the Company filed on March 12, 1998.

†10.8.3	Amendment to the 1992 Plan dated as of May 12, 1998. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of the Company for the Quarter ended April 2, 1998 filed on June 16, 1998.

†10.8.4	Amendment to the 1992 Plan dated as of March 10, 2000. Incorporated by reference to Exhibit 10.8.4 to the Form 10-K of the Company filed on April 18, 2000.

†10.8.5	Second Restated Amendment to the 1992 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed on September 8, 2004.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

†10.8.6	Amendment to the 1992 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.4.8 to the Form 10-K of the Company filed on March 23, 2006.

†10.9	The AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan (the “2000 Plan”). Incorporated by reference to Exhibit 10.4 to the Form 10-K of the Company filed on April 1, 2003.

†10.9.1	First Amendment to the 2000 Plan, adopted January 29, 2002. Incorporated by reference to Exhibit 10.8.1 to the Form 10-K of the Company filed on April 4, 2002.

†10.9.2	Second Restated Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company filed on September 8, 2004.

†10.9.3	Third Amendment to the 2000 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.5.5 to the Form 10-K of the Company filed on March 23, 2006.

†10.9.4	Fourth Amendment to the AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan, effective as of March 13, 2008. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company filed on May 29, 2008.

†10.10	AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan (the “2002 Plan”). Incorporated by reference to Exhibit 10.9 to the Form 10-K of the Company filed on April 4, 2002.

†10.10.1	First Amendment to the 2002 Plan, effective as of March 11, 2003. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended May 3, 2003 filed on June 13, 2003.

†10.10.2	Second Restated Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company filed on September 8, 2004.

†10.10.3	Third Amendment to the 2002 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.6.5 to the Form 10-K of the Company filed on March 23, 2006.

†10.10.4	Fourth Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 13, 2008. Incorporated by reference to Exhibit 10.9 to the Form 10-Q of the Company filed on May 29, 2008.

†10.11	AnnTaylor Stores Corporation 2003 Equity Incentive Plan (the “2003 Plan”) as amended through August 21, 2008. Incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company filed on August 22, 2008.

†10.12	Amended and Restated AnnTaylor Stores Corporation Management Performance Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 18, 2007.

†10.12.1	Amendment to Amended and Restated AnnTaylor Stores Corporation Management Performance Compensation Plan, effective as of March 13, 2008. Incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company filed on May 29, 2008.

*†10.12.2	Second Amendment to Amended and Restated AnnTaylor Stores Corporation Management Performance Compensation Plan, effective as of March 5, 2009.

†10.13	AnnTaylor Stores Corporation Deferred Compensation Plan, as amended through August 18, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on August 24, 2005.

†10.14	AnnTaylor Stores Corporation 2008 Non-Qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.42 to the Form 10-K of the Company filed on March 20, 2008.

†10.15	AnnTaylor Stores Corporation 2004 Long-Term Cash Incentive Plan. Incorporated by reference to Exhibit B to the Proxy Statement of the Company filed on March 25, 2004.

†10.15.1	Amendment to AnnTaylor Stores Corporation 2004 Long-Term Cash Incentive Plan, effective as of March 13, 2008. Incorporated by reference to Exhibit 10.10 to the Form 10-Q of the Company filed on May 29, 2008.

†10.16	AnnTaylor Stores Corporation Special Severance Plan, as amended through August 21, 2008. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company filed on November 21, 2008.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

†10.17	Form of 2002 Plan Director Non-Qualified Stock Option Agreement, as amended. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on October 29, 2004.

†10.18	Form of 2003 Plan Director Non-Statutory Stock Option Agreement, as amended. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on October 29, 2004.

†10.19	Form of 2003 Plan Restricted Stock Award Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed on May 16, 2006.

†10.20	Form of 2000 Plan updated Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company for the Quarter ended May 5, 2007 filed on June 8, 2007.

†10.21	Form of 2002 Plan updated Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company for the Quarter ended May 5, 2007 filed on June 8, 2007.

†10.22	Form of 2003 Plan Non-Statutory Stock Option Agreement, as amended. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on May 16, 2006.

†10.23	Form of Non-Statutory Stock Option Agreement (not under a Plan). Incorporated by reference to Exhibit 10.11 to the Form 10-Q of the Company filed on June 7, 2006.

†10.24	Form of 2000 Plan Restricted Stock Agreement, as amended. Incorporated by reference to Exhibit 10.9 to the Form 10-Q of the Company filed on June 7, 2006.

†10.25	Form of 2002 Plan Restricted Stock Award Agreement, as amended. Incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company filed on June 7, 2006.

†10.26	Form of 2003 Plan Restricted Stock Award Agreement, as amended. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on May 16, 2006.

†10.27	Form of Restricted Stock Award Agreement (not under a Plan). Incorporated by reference to Exhibit 10.10 to the Form 10-Q of the Company filed on June 7, 2006.

†10.28	Form of 2002 Plan Restricted Stock Award Agreement (performance-vesting). Incorporated by reference to Exhibit 10.29 to the Form 10-K of the Company filed on April 1, 2005.

†10.29	Form of 2003 Plan Restricted Stock Award Agreement (performance-vesting). Incorporated by reference to Exhibit 10.30 to the Form 10-K of the Company filed on April 1, 2005.

†10.30	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on August 24, 2005.

†10.31	Summary of Compensation Arrangements for Non-Employee Directors. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company filed on May 29, 2008.

†10.32	Employment Agreement, effective as of October 1, 2005, between the Company and Katherine Lawther Krill. Incorporated by reference to Exhibit 10 to the Form 8-K of the Company filed on November 23, 2005.

*†10.32.1	Amendment to Employment Agreement, effective as of December 19, 2008, between the Company and Katherine Lawther Krill.

†10.33	Letter Agreement, dated August 6, 2008, between the Company and Christine Beauchamp. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed on August 22, 2008.

†10.34	Letter Agreement, executed November 1, 2008, between the Company and Gary Muto. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company filed on November 21, 2008.

†10.35	Letter Agreement, dated as of September 5, 2007, between the Company and Michael J. Nicholson. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on September 17, 2007.

†10.36	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated August 7, 2008, between the Company and Christine Beauchamp. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company filed on August 22, 2008.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

†10.37	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated November 6, 2008, between the Company and Gary Muto. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed on November 21, 2008.

*†10.37.1	Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Gary Muto, effective November 24, 2008.

†10.38	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Brian Lynch. Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company filed on August 22, 2008.

*†10.38.1	Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Brian Lynch, effective December 18, 2008.

†10.39	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Barbara Eisenberg. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company filed on August 22, 2008.

†10.40	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Michael Nicholson. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company filed on August 22, 2008.

†10.41	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Adrienne Lazarus. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company filed on August 22, 2008.

†10.42	Letter Agreement, executed October 23, 2008, between the Company and Adrienne Lazarus. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company filed on November 21, 2008.

†10.43	Separation Agreement, dated as of August 16, 2007, between AnnTaylor, Inc. and James Smith. Incorporated by reference to Exhibit 10.1 to the Form 8-Kof the Company filed on August 16, 2007.

21	Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Form 10-K of the Company filed on April 1, 2003.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.
†	Management contract or compensatory plan or arrangement.