Form 10-Q
period 2009-05-02
ANNTAYLOR STORES CORP
filed 2009-05-22
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 18, 2009
Common Stock, $.0068 par value	58,558,741

Statement Regarding Forward-Looking Disclosures

Certain sections of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. Forward-looking statements also include representations of the expectations or beliefs of AnnTaylor Stores Corporation (the “Company”) concerning future events that involve risks and uncertainties, including:

•	general economic conditions and the current financial crisis, including the effect on the Company’s liquidity and capital resources, and a downturn in the retail industry;

•	the behavior of financial markets, including fluctuations in interest rates and the value of the U.S. dollar against foreign currencies, or restrictions on the transfer of funds;

•

continuation of lowered levels of consumer spending, changes in levels of store traffic, lowered levels of consumer confidence and higher levels of unemployment resulting from the worldwide economic downturn;

•	the commercial and consumer credit environment;

•	continued volatility and further deterioration of the capital markets;

•	fluctuation in the Company’s level of sales and earnings growth and stock price;

•

the Company’s ability to achieve the results of its restructuring program, including the risk that the benefits expected from the restructuring program will not be achieved or may take longer to achieve than expected;

•	changes in management’s assumptions and projections concerning costs and timing in execution of the restructuring program;

•	the Company’s ability to realize deferred tax assets and the effect of external economic factors on the Company’s future funding obligations for its defined benefit pension plan;

•	competitive influences and decline in the demand for merchandise offered by the Company, and the Company’s ability to manage inventory levels;

•

the Company’s ability to manage the profitability of its existing stores, effectively renew or re-negotiate the terms of existing store leases, or locate new store sites or negotiate favorable lease terms for additional stores;

•	risks associated with the bankruptcy or significant deterioration of one or more of our major national retail landlords;

•	the Company’s ability to predict accurately client fashion preferences;

•	effectiveness of the Company’s brand awareness and marketing programs, and its ability to maintain the value of its brands;

•	the Company’s ability to successfully execute brand extensions and new concepts;

•	the Company’s ability to secure and protect trademarks and other intellectual property rights in the United States and/or foreign countries;

•	risks associated with the performance and operations of the Company’s Internet operations;

•	a significant change in the regulatory environment applicable to the Company’s business and the Company’s ability to comply with legal and regulatory requirements;

•

risks associated with the possible inability of the Company, particularly through its sourcing and logistics functions, to operate within production and delivery constraints and the Company’s dependence on a single distribution facility;

•

the uncertainties of sourcing associated with the current quota environment, including changes in sourcing patterns resulting from the imposition of legislation relating to import quotas or other possible trade law or import restrictions;

•

risks associated with the Company’s reliance on foreign sources of production, including financial or political instability in any of the countries in which the Company’s goods are manufactured and supplier inability to obtain adequate credit or access to liquidity to finance operations;

•	risks associated with a failure by independent manufacturers to comply with the Company’s quality, product safety and social practices requirements;

•

the potential impact of natural disasters and public health concerns, including severe infectious diseases, particularly on the Company’s foreign sourcing offices and manufacturing operations of the Company’s vendors;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters Ended May 2, 2009 and May 3, 2008

(unaudited)

	Quarters Ended
	May 2, 2009	May 3, 2008
	(in thousands, except per share amounts)
Net sales	$426,747	$591,663
Cost of sales	189,889	276,738

Gross margin	236,858	314,925
Selling, general and administrative expenses	239,390	269,968
Restructuring charges	185	3,723

Operating (loss)/income	(2,717)	41,234
Interest income	273	792
Interest expense	779	424

(Loss)/income before income taxes	(3,223)	41,602
Income tax (benefit)/provision	(909)	15,705

Net (loss)/income	$(2,314)	$25,897

Earnings per share:
Basic (loss)/earnings per share	$(0.04)	$0.43

Weighted average shares outstanding	56,550	59,577

Diluted (loss)/earnings per share	$(0.04)	$0.43

Weighted average shares outstanding, assuming dilution	56,550	59,778

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

May 2, 2009, January 31, 2009 and May 3, 2008

(unaudited)

	May 2, 2009	January 31, 2009	May 3, 2008
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$198,695	$112,320	$119,169
Accounts receivable	31,051	14,081	27,328
Merchandise inventories	212,276	173,447	252,350
Deferred income taxes	21,322	25,422	30,214
Refundable income taxes	1,602	35,270	—
Prepaid expenses and other current assets	57,969	63,056	54,477

Total current assets	522,915	423,596	483,538
Property and equipment, net	460,249	469,687	552,045
Goodwill	—	—	286,579
Deferred financing costs, net	1,199	1,275	1,517
Deferred income taxes	50,590	53,253	21,902
Other assets	12,986	12,628	14,921

Total assets	$1,047,939	$960,439	$1,360,502

Liabilities and Stockholders’ Equity
Current liabilities
Trade notes and accounts payable	$91,138	$109,205	$99,549
Credit facility	125,000	—	—
Accrued salaries and bonus	20,319	23,883	19,824
Accrued tenancy	41,625	42,710	44,817
Gift certificates and merchandise credits redeemable	38,741	45,605	43,585
Accrued expenses and other current liabilities	82,551	84,180	81,079

Total current liabilities	399,374	305,583	288,854
Deferred lease costs	210,890	217,614	227,020
Deferred income taxes	1,769	1,898	1,885
Other liabilities	17,906	18,832	9,025

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,476,328, 82,476,328 and 82,331,358 shares issued, respectively	561	561	560
Additional paid-in capital	765,367	791,852	780,855
Retained earnings	430,188	432,502	792,305
Accumulated other comprehensive loss	(7,506)	(7,702)	(3,738)

	1,188,610	1,217,213	1,569,982

Treasury stock, 23,916,352, 25,220,809 and 22,768,209 shares respectively, at cost	(770,610)	(800,701)	(736,264)

Total stockholders’ equity	418,000	416,512	833,718

Total liabilities and stockholders’ equity	$1,047,939	$960,439	$1,360,502

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended May 2, 2009 and May 3, 2008

(unaudited)

	Quarters Ended
	May 2, 2009	May 3, 2008
	(in thousands)
Operating activities:
Net (loss)/income	$(2,314)	$25,897
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Deferred income taxes	6,515	275
Depreciation and amortization	26,978	30,701
Loss on disposal and write-down of property and equipment	167	1,150
Non-cash compensation expense	4,848	4,536
Non-cash interest and other non-cash items	459	(71)
Non-cash restructuring and asset impairment charges	700	2,238
Tax (deficiency)/benefit from exercise/vesting of stock awards	(1,659)	(168)
Changes in assets and liabilities:
Accounts receivable	(16,970)	(10,384)
Merchandise inventories	(38,829)	(1,653)
Prepaid expenses and other current assets	5,086	13,477
Refundable income taxes	33,668	—
Other non-current assets and liabilities, net	(6,069)	(4,092)
Trade notes, accounts payable and accrued expenses	(38,229)	(22,948)

Net cash provided by/(used in) operating activities	(25,649)	38,958

Investing activities:
Purchases of marketable securities	(120)	(112)
Sales of marketable securities	338	9,118
Purchases of property and equipment	(11,722)	(25,959)

Net cash used for investing activities	(11,504)	(16,953)

Financing activities:
Proceeds from draw down of credit facility	125,000	—
Proceeds from the issuance of common stock pursuant to the Associate Discount Stock Purchase Plan	583	720
Proceeds from exercise of stock options	—	316
Excess tax benefits from stock-based compensation	2	21
Repurchases of common and restricted stock	(166)	(36,789)
Repayments of fixed asset financing and capital lease obligations	(1,891)	—
Payments of deferred financing cost	—	(1,129)

Net cash provided by/(used for) financing activities	123,528	(36,861)

Net increase/(decrease) in cash	86,375	(14,856)
Cash and cash equivalents, beginning of period	112,320	134,025

Cash and cash equivalents, end of period	$198,695	$119,169

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$851	$329

Income taxes	$2,300	$1,916

Accrual for purchases of property and equipment	$18,751	$21,118

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

The results of operations for the 2009 interim period shown in the Condensed Consolidated Financial Statements (unaudited) are not necessarily indicative of results to be expected for Fiscal 2009.

The January 31, 2009 Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet of AnnTaylor Stores Corporation (the “Company”).

Detailed footnote information is not included in this Report. The financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

2. Recent Accounting Pronouncements

Recently Issued Standards

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS No. 132(R)-1”) which amends SFAS No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits – an Amendment of FASB Statements No. 87, 88, and 106. FSP FAS No. 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The Company is in the process of evaluating FSP FAS No. 132(R)-1 and does not expect it will have a significant impact on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company is in the process of evaluating FSP FAS No. 107-1 and APB No. 28-1 and does not expect it will have a significant impact on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance in U.S. generally accepted accounting pronouncements (“GAAP”) for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 115-2 and FAS No. 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company is in the process of evaluating FSP FAS No. 115-2 and FAS No. 124-2 and does not expect it will have a significant impact on its Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2. Recent Accounting Pronouncements (continued)

Recently Issued Standards (continued)

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS No. 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company is in the process of evaluating FSP FAS No. 157-4 and does not expect it will have a significant impact on its Consolidated Financial Statements.

Recently Adopted Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company adopted SFAS No. 161 on February 1, 2009. The adoption of SFAS No. 161 did not have any impact on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 was issued to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on February 1, 2009. The adoption of SFAS No. 160 did not have any impact on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS No. 141(R) is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on February 1, 2009. The adoption of SFAS No. 141(R) did not have any impact on its Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2. Recent Accounting Pronouncements (continued)

Recently Adopted Standards (continued)

In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS No. 141(R), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS No. 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP FAS No. 141(R)-1 on February 1, 2009. The adoption of FSP FAS No. 141(R)-1 did not have any impact on its Consolidated Financial Statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF No. 03-6-1”). Under FSP-EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the two-class method of computing earnings per share. FSP-EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted FSP-EITF No. 03-6-1 on February 1, 2009. The adoption of FSP-EITF No. 03-6-1 impacted the determination and reporting of earnings per share by requiring the inclusion of unvested restricted stock and performance restricted stock as participating securities, which have the right to share in dividends, if declared, equally with common shareholders. FSP-EITF No. 03-6-1 also requires retroactive application to previously reported earnings per share amounts. Including these shares in the Company’s earnings per share calculation during periods of net income has the effect of diluting both its basic and diluted earnings per share. However, in periods of net loss, no effect is given to the participating securities since they do not have an obligation to share in the losses of the Company. See Note 5, Net Loss/Income Per Share for further discussion.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations and other U.S. GAAP. FSP FAS No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company adopted FSP FAS No. 142-3 on February 1, 2009. The adoption of FSP FAS No. 142-3 did not have any impact on its Consolidated Financial Statements.

On February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted FSP FAS No. 157-2 on February 1, 2009. See Note 3, Fair Value Measurements, for additional disclosures required under FSP FAS No. 157-2 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements.

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

The following tables below segregate all financial assets and liabilities as of May 2, 2009 and May 3, 2008 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	May 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (a)	$1,592	$1,592	$—	$—
Auction rate securities (b)	5,762	—	—	5,762
Put option on auction rate securities	228	—	—	228

Total assets	$7,582	$1,592	$—	$5,990

	May 3, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (a)	$1,492	$1,492	$—	$—
Auction rate securities (b)	5,696	—	—	5,696

Total assets	$7,188	$1,492	$—	$5,696

(a)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives and other highly compensated employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust.
(b)	Auction rate securities are valued using an income-approach model (discounted cash-flow analysis). The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. Additionally, the Company received certain auction rate security rights from UBS under the terms of its settlement agreement with UBS dated November 14, 2008.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3. Fair Value Measurements (continued)

The following table provides a reconciliation of the beginning and ending balances for the Company’s investment in auction rate securities for the quarters ended May 2, 2009 and May 3, 2008, as these assets are measured at fair value using significant unobservable inputs (Level 3):

	Quarters Ended
	May 2, 2009	May 3, 2008
	(in thousands)
Balance at beginning of period	$5,987	$—
Transfers in and/or (out) of Level 3 (c)	—	6,000
Total losses realized/unrealized included in earnings	3	—
Total losses included in other comprehensive income	—	(304)
Purchases, sales, issuances and settlements, net	—	—

Balance at end of period	$5,990	$5,696

(c)	Based on the deteriorated market conditions affecting the Company’s investment in auction-rate securities classified as available-for-sale, the Company changed its fair value measurement methodology from quoted prices in active markets to a discounted cash flow model during the first quarter of Fiscal 2008. Accordingly, these securities were valued using Level 3 inputs.

The table below segregates all non-financial assets and liabilities for the quarter ended May 2, 2009 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	Total May 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
Long-lived assets held and used (d)	$—	$—	$—	$—	$(467)

Total assets	$—	$—	$—	$—	$(467)

(d)	The Company performs impairment tests under the guidance of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever there are indicators of impairment. These tests typically consider which assets are impaired at a store level (e.g. leasehold improvements). The Company would recognize an impairment loss only if the carrying value of a long-lived asset or group of assets is not recoverable from undiscounted cash flows and would measure an impairment loss as the difference between the carrying amount and fair value of the asset based on discounted cash flows. Upon the adoption of SFAS 157, the Company considered all relevant valuation techniques (e.g. market, income, and cost approaches) that could be obtained without undue cost and effort, which included the undiscounted cash flow approach, and determined that the undiscounted cash flow approach continued to provide the most relevant and reliable means by which to determine fair value in this circumstance. The discount factor utilized in determining the fair value was 11.9% based upon the company’s calculated weighted average cost of capital.

In accordance with the provisions of Statement 144, long-lived assets held and used with a carrying amount of $0.5 million were written down to their fair value, resulting in an impairment charge of $0.5 million, which was included in earnings for the period.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Restructuring

On January 30, 2008, the Company initiated a multi-year, strategic, restructuring program designed to enhance profitability and improve overall operating effectiveness. This program, the result of a comprehensive review of the Company’s cost structure, included closing underperforming stores over the Fiscal 2008 to Fiscal 2010 period, reductions in the Company’s corporate staff and the launch of a broad-based productivity initiative that included, among other things, the strategic procurement of non-merchandise goods and services.

During Fiscal 2008, the Company implemented additional actions that built upon its multi-year, strategic, restructuring program. These actions included a further organizational streamlining, resulting in the additional elimination of corporate and divisional positions, identification of additional underperforming stores for closure, and the additional non-cash write-down of store assets. During the first quarter of Fiscal 2009, the Company closed 2 Ann Taylor stores and 3 LOFT stores in connection with the restructuring, and plans to close an additional 32 stores during the remainder of Fiscal 2009.

Total one-time pre-tax expenses associated with the Company’s restructuring initiatives are expected to be in the range of $95 to $100 million over the life of the program, including approximately $65 million in non-cash expenses, primarily associated with the write-down of assets related to store closures and approximately $30 to $35 million in cash charges relating primarily to severance and various other costs. In Fiscal 2008 and Fiscal 2007, the Company recorded $59.7 million and $32.3 million, respectively, in restructuring charges. For the quarter ended May 2, 2009, the Company recorded $0.2 million in restructuring charges. The balance of $3 to $8 million is expected to be incurred during the remainder of Fiscal 2009 and in Fiscal 2010. The above estimated costs and charges are preliminary and may vary materially based on various factors, including timing in execution of the restructuring program, outcome of negotiations with landlords and other third parties and changes in management’s assumptions and projections.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Restructuring (continued)

The following tables detail information related to restructuring charges recorded during the quarters ended May 2, 2009 and May 3, 2008:

	Quarter ended May 2, 2009
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at January 31, 2009	$—	$(9,743)	$(1,562)	$(11,305)
Restructuring provision	(467)	1,003 (2)	(721)	(185)

Subtotal	(467)	(8,740)	(2,283)	(11,490)

Cash payments	—	4,316	1,007	5,323
Non-cash adjustments	467	—	233	700

Balance at May 2, 2009	$—	$(4,424)	$(1,043)	$(5,467)

	Quarter ended May 3, 2008
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at February 2, 2008	$—	$(4,227)	$(500)	$(4,727)
Restructuring provision	(2,238)	(360)	(1,125)	(3,723)

Subtotal	(2,238)	(4,587)	(1,625)	(8,450)

Cash payments	—	1,679	551	2,230
Non-cash adjustments	2,238	—	—	2,238

Balance at May 3, 2008	$—	$(2,908)	$(1,074)	$(3,982)

(1)	Asset impairment charges represent the write-down of store assets to their estimated fair value for those store locations identified for closure under the Company’s restructuring program.
(2)	Represents an adjustment to a severance accrual resulting from a change in accounting estimate.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5. Net (Loss)/Income Per Share

Basic (loss)/earnings per share is calculated by dividing net (loss)/income associated with common stockholders by the weighted-average number of common shares outstanding during the period.

The Company adopted FSP-EITF No. 03-6-1 on February 1, 2009. The adoption of FSP-EITF No. 03-6-1 impacted the determination and reporting of earnings per share by requiring the inclusion of restricted stock and performance restricted stock as participating securities, which have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Including these shares in the Company’s earnings per share calculation during periods of net income has the effect of diluting both basic and diluted earnings per share. In accordance with FSP-EITF No. 03-6-1, prior period basic and diluted shares outstanding, as well as per share amounts presented below, have been adjusted retroactively. The retroactive application of the two-class method to the quarter ending May 3, 2008 did not result in a change to the basic or diluted earnings per share as previously disclosed.

Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method as discussed in SFAS No. 128, Earnings Per Share.

	Quarters Ended
	May 2, 2009			May 3, 2008
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net (loss)/income	$(2,314)			$25,897
Less net income associated with participating securities	—			420

Basic (loss)/earnings per share	$(2,314)	56,550	$(0.04)	$25,477	59,577	$0.43

Diluted Earnings per Share
Net (loss)/income	$(2,314)			$25,897
Less net income associated with participating securities	$—			418

Effect of dilutive securities		—			201

Diluted (loss)/earnings per share	$(2,314)	56,550	$(0.04)	$25,479	59,778	$0.43

Participating securities in the amount of 1,422,176 were excluded from the above computations of weighted-average shares for basic and diluted earnings per share for the quarter ended May 2, 2009 because the effect would be antidilutive due to the net loss for the period.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5. Net (Loss)/Income Per Share (continued)

Non-participating securities (options and contingently issuable securities) representing 4,825,601 shares of common stock during the quarter ended May 2, 2009 were excluded from the above computations of weighted-average shares for diluted earnings per share since the effect would be antidilutive due to the net loss for the period. Non-participating securities (options) representing 2,987,695 shares of common stock during the quarter ended May 3, 2008 were excluded from the above computations of weighted-average shares for diluted earnings per share due to the antidilutive effect of the securities’ exercise prices as compared to the average market price of the common shares during that period.

6. Share-based Payments

Stock Incentive Plans

During the quarters ended May 2, 2009 and May 3, 2008, the Company recognized approximately $4.8 million and $4.3 million, respectively, in total share-based compensation expense. As of May 2, 2009, there was $10.9 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years. As of May 2, 2009, there was $10.5 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years.

Stock Options

The following table summarizes stock option activity for the quarter ended May 2, 2009:

	Shares	Weighted - Average Exercise Price
Options outstanding at January 31, 2009	3,475,926	$26.90
Granted (1)	1,182,500	2.82
Forfeited or expired	(231,759)	29.60
Exercised	—	—

Options outstanding at May 2, 2009	4,426,667	$20.33

Vested and exercisable at May 2, 2009	2,141,576	$26.94

Options expected to vest at May 2, 2009	1,811,421	$12.28

(1)	Options granted during the quarter ended May 2, 2009 vest annually over a three year period, and expire ten years after the grant date.

The weighted-average fair value of options granted during the quarters ended May 2, 2009 and May 3, 2008, estimated as of the grant date using the Black-Scholes option pricing model, was $1.33 and $8.73 per share, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6. Share-based Payments (continued)

The Company estimates the volatility of our common stock at the date of grant based on an average of our historical volatility and the implied volatility of publicly traded options on our common stock. For the quarter ended May 2, 2009, the Company elected to base its expected volatility estimate on historical volatility alone due to lack of sufficient trading activity on which to establish a valid implied volatility estimate. The fair value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarters Ended
	May 2, 2009	May 3, 2008
Expected volatility	58.1%	41.7%
Risk-free interest rate	2.1%	2.4%
Expected life (years)	4.17	4.20
Dividend yield	—	—

Restricted Stock

The following table summarizes restricted stock activity for the quarter ended May 2, 2009:

	Time - Based		Performance - Based
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares		Weighted - Average Grant Date Fair Value
Restricted stock awards at January 31, 2009	609,323	$25.72	193,334		$27.39
Granted	976,625 (1)	2.82	352,500	(2)	3.43
Vested	(134,447)	30.75	—		—
Forfeited	(8,689)	31.12	(104,332)		28.48

Restricted stock awards at May 2, 2009	1,442,812	$9.72	441,502		$8.00

(1)	Of this amount, 610,500 shares vest annually over a three year period. The remaining 366,125 shares vest over a one year period.
(2)	These awards vest over a three year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 75% to 125% of the shares granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such shares, grantees will not earn any shares with respect to that tranche.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Debt, Capital Leases, and Operating Leases

Credit Facility

On April 23, 2008, the Company’s wholly owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (“the Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. The Credit Facility provides for a potential increase in the total facility and the aggregate commitments thereunder up to $350 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility expires on April 23, 2013 and may be used for working capital, letters of credit and other general corporate purposes. The Credit Facility contains an acceleration clause which, upon the occurrence of a Material Adverse Effect, as defined in the Credit Facility, may cause any borrowings outstanding to become immediately due and payable.

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $18.8 million, $33.8 million and $57.2 million as of May 2, 2009, January 31, 2009 and May 3, 2008, respectively, leaving a remaining available balance for loans and letters of credit of $50.5 million, $115.0 million and $162.7 million, respectively. There were no borrowings outstanding under the Credit Facility at January 31, 2009, or at any point during Fiscal 2008. On March 5, 2009, the Company borrowed $125 million from its Credit Facility. The Company intends to hold these proceeds in the event they are required for near-term liquidity needs or seasonal working capital requirements. All $125 million remained available for use as of May 2, 2009 and as of the date of this filing.

Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the option of AnnTaylor, Inc., 1) the Base Rate, defined as the higher of the federal funds rate plus a margin of 0.25% or the Bank of America Prime Rate, or 2) LIBOR Rate, plus a margin of 1.25% to 1.75%, depending on the average daily availability. At May 2, 2009, the interest rate for the $125 million outstanding on the Credit Facility was 1.74%. In addition, AnnTaylor, Inc. is required to pay the lenders a monthly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.325% to 0.375% per annum. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.75% and from 1.25% to 1.75%, respectively. The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens, and a fixed charge coverage ratio covenant that is triggered if certain liquidity thresholds are not met.

Accrued interest related to the Credit Facility as of May 2, 2009 was approximately $161 thousand and is classified as a short-term liability on the Company’s Condensed Consolidated Balance Sheets included in accrued expenses and other current liabilities.

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

The lenders have been granted a pledge of the common stock of AnnTaylor, Inc. and certain of its subsidiaries, and a security interest in substantially all real and personal property (other than leasehold interests) and the other assets of AnnTaylor, Inc. and certain of its subsidiaries, as collateral for AnnTaylor, Inc.’s obligations under the Credit Facility.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Debt, Capital Leases, and Operating Leases (continued)

Capital Lease

On August 25, 2008, the Company entered into a capital lease relating to certain computer equipment with a four year term. The computer equipment was placed in service on February 1, 2009. The following table presents leased assets by major class:

	Periods ending
	May 2, 2009	January 31, 2009
	(in thousands)
Computer equipment	$1,638	$1,638

	1,638	1,638
Less accumulated depreciation and amortization	(82)	—

Net property and equipment	$1,556	$1,638

The Company had no capital leases at May 3, 2008.

Future minimum lease payments under the capital lease as of May 2, 2009 are as follows:

Fiscal Year	(in thousands)
2009	$318
2010	424
2011	424
2012	248
2013	—
Thereafter	—

Total	1,414

Less weighted average interest rate of 1.8% on capital lease	42

Total principal, excluding interest	$1,372

Operating Leases

Future minimum lease payments under non-cancelable operating leases, as well as offsetting sublease rental income, as of May 2, 2009 are as follows:

Fiscal Year	(in thousands)
2009	$196,484
2010	186,199
2011	168,437
2012	150,059
2013	139,389
Thereafter	494,278

Total	1,334,846

Sublease rentals	15,310

Net rentals	$1,319,536

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Debt, Capital Leases, and Operating Leases (continued)

Other

There was $2.6 million and $2.2 million included in accrued expenses and other current liabilities and $1.4 million and $3.4 million included in other liabilities on the Condensed Consolidated Balance Sheets at May 2, 2009 and January 31, 2009, respectively, related to borrowings for the purchase of fixed assets. There were no such borrowings outstanding at May 3, 2008.

8. Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended
	May 2, 2009	May 3, 2008
	(in thousands)
Net periodic pension cost:
Interest cost	$525	$500
Expected return on plan assets	(380)	(600)
Amortization of actuarial loss	315	35

Net periodic pension cost	$460	$(65)

The Company was not required to make and did not make any contributions to its pension plan during the quarters ended May 2, 2009 and May 3, 2008.

9. Securities Repurchase Program

In August 2007, the Company’s Board of Directors approved a $300 million securities repurchase program (the “August 2007 Program”). Under the August 2007 Program, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate and other purposes. During the quarter ended May 3, 2008, the Company repurchased 1,508,876 shares of its common stock at a cost of approximately $35.3 million. There were no repurchases made under the August 2007 program during the quarter ended May 2, 2009.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

10. Income Taxes

The following table shows the Company’s effective income tax rate for the quarters ended May 2, 2009 and May 3, 2008:

	Quarters Ended
	May 2, 2009	May 3, 2008
Effective income tax rate	28.2%	37.8%

The decrease in the effective income tax rate is due to the impact of permanent items in a period of net loss versus a period of net income and a change in the mix of earnings in various state taxing jurisdictions, as well as certain discrete items in the quarter.

11. Comprehensive Income

The components of comprehensive (loss)/income are shown below (in thousands):

	Quarters Ended
	May 2, 2009	May 3, 2008
Net (loss)/income	$(2,314)	$25,897
Add back amortization of actuarial loss, net of taxes of approximately $120,000 and $9,000, respectively	196	26
Temporary impairment of available-for-sale securities	—	(304)

Comprehensive (loss)/income	$(2,118)	$25,619

12. Legal Proceedings

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

AnnTaylor Stores Corporation (the “Company”, “we”, “us” and “our”), through its wholly owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “LOFT,” “Ann Taylor Factory” and “LOFT Outlet” brands. The Ann Taylor brand is focused on offering chic, sophisticated and feminine clothing across her lifestyle needs, from modern wearable separates for every day, to powerful pieces for big days, to the perfect item to wear for special events and a casual chic for relaxing with friends and family. LOFT is the ultimate casual, fashionable and fun retail destination for women. LOFT offers women’s clothing that is feminine and on-trend as well as versatile clothing staples in the latest colors and styles, all at unexpected prices. Our Ann Taylor Factory and LOFT Outlet businesses offer past season best sellers from the Ann Taylor and LOFT merchandise collections and are natural extensions of those brands in the outlet environment. As of May 2, 2009, we operated 939 stores in 46 states, the District of Columbia and Puerto Rico, and also Online stores at www.anntaylor.com and www.anntaylorLOFT.com. Unless the context indicates otherwise, all references herein to the Company, we, us and our include the Company and its wholly owned subsidiaries.

Management Overview

The first quarter of fiscal 2009 continued to reflect a challenging macroeconomic and consumer environment, which impacted discretionary sectors, including women’s apparel. Our top-line results remained under significant pressure during the quarter, although we anticipated much of this softness and bought our inventories conservatively, which enabled us to achieve a strong gross margin rate as a percent of net sales during the quarter. In addition, we generated significant savings from our ongoing restructuring program and other expense reduction activities, which helped to further mitigate the top-line softness we experienced.

Net sales for the quarter declined 27.9% to $426.7 million, primarily reflecting a 30.7% decline in overall comparable store sales. At Ann Taylor, net sales declined 45.6%, driven by a 42.7% decline in comparable store sales. This performance reflected the disproportionate impact the current recession is having on the women’s apparel sector – particularly the aspirational luxury sector and apparel for professional working women. In addition, Ann Taylor’s results continued to reflect an assortment that has not yet been repositioned to the modern, chic and sophisticated point of view that will be launched this Fall. At LOFT, net sales declined 24.3% and comparable store sales declined 24.2%, reflecting the impact of the recession on women’s apparel, and LOFT’s strategy to maintain significantly lower inventories – particularly of markdown product. This strategy pressured comparable store sales results at LOFT, but maximized gross margin for the quarter. Importantly, comparable store sales trends at LOFT improved as the quarter progressed, reflecting both improved product assortments and an increasing client response to the unique combination of fashion, quality and value that LOFT offers – particularly in this recessionary environment.

In terms of overall performance, as expected, Ann Taylor experienced a very difficult quarter. We continued to work through assortments that were too serious and not as compelling, modern or versatile as needed to meet the more fashionable and stylish apparel needs our clients now demand. However, despite very soft sales, we effectively managed inventory levels and, as a result, achieved a strong gross margin rate for the quarter. In addition, during the quarter we continued to prepare for the evolution and repositioning of the brand that begins in the Fall, including enhancements to our product offering, our marketing and our in-store experience. Ann Taylor entered the second quarter of 2009 with inventory per square foot down 28% versus last year, which is expected to support a solid gross margin rate performance in the second quarter and position the division to enter the third quarter with a clean inventory position.

Overall performance at LOFT also reflected the impact of the recession. In addition, LOFT’s strategy to limit carryover inventory of markdown product entering the quarter pressured comparable store sales results but maximized gross margin performance, while also minimizing risk. Importantly, LOFT’s comparable store sales results improved as the quarter progressed, as full-price inventory built and LOFT’s improved product assortments and value message resonated with clients. LOFT entered the second quarter with total inventory per square foot down 16% versus last year, which is expected to support a focused, strategic promotional stance and a strong gross margin rate for the second quarter.

Our Factory and internet businesses were also impacted by the recessionary slowdown, though the overall sales impact was less significant and gross margin rates remained strong.

For the quarter, we opened 6 LOFT stores and 3 LOFT Outlet stores. We closed 2 Ann Taylor stores and 3 LOFT stores during the quarter related to restructuring and plan to close an additional 32 stores during the remainder of Fiscal 2009. The total store count at the end of the quarter was 939, comprised of 318 Ann Taylor stores, 513 LOFT stores, 91 Ann Taylor Factory stores and 17 LOFT Outlet stores.

In addition to our ongoing focus to reduce our cost structure and conservatively position inventory levels, we also aggressively managed cash during the quarter. As a result of these efforts, we ended the quarter with $199 million in cash, including the $125 million we accessed from our revolving credit facility, which, as we expected, we did not use during the quarter.

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

Results of Operations

The following table sets forth data from our consolidated statement of operations expressed as a percentage of net sales:

	Quarters Ended
	May 2, 2009	May 3, 2008
Net sales	100.0%	100.0%
Cost of sales	44.5	46.8

Gross margin	55.5	53.2
Selling, general and administrative expenses	56.1	45.6
Restructuring charges	—	0.6

Operating (loss)/income	(0.6)	7.0
Interest income	0.1	0.1
Interest expense	0.2	0.1

(Loss)/income from before income taxes	(0.7)	7.0
Income tax (benefit)/provision	(0.2)	2.6

Net (loss)/income	(0.5)%	4.4%

The following table sets forth selected data from our consolidated statements of operations expressed as a percentage change from the comparable prior period.

	Quarters Ended
	May 2, 2009	May 3, 2008
	increase (decrease)
Net sales	(27.9)%	2.0%
Operating income	(106.6)%	(16.9)%
Net (loss)/income	(108.9)%	(17.7)%

Sales and Store Data

The following table sets forth certain sales and store data:

	Quarters Ended
	May 2, 2009	May 3, 2008
Net sales (in thousands)
Total Company	$426,747	$591,663
Ann Taylor	107,433	197,602
LOFT	223,230	294,957
Other	96,084	99,104

Comparable store sales percentage increase/(decrease) (a)
Total Company	(30.7)%	(4.3)%
Ann Taylor	(42.7)%	(11.5)%
LOFT	(24.2)%	0.7%

Average dollars per transaction
Total Company	$71.31	$82.79
Ann Taylor	77.96	94.92
LOFT	67.26	74.57

Sales and Store Data (Continued)

	Quarters Ended
	May 2, 2009	May 3, 2008
Average units per transaction
Total Company	2.40	2.49
Ann Taylor	2.04	2.18
LOFT	2.42	2.52

Average unit retail sold
Total Company	$29.71	$33.25
Ann Taylor	38.22	43.54
LOFT	27.79	29.59

Net sales per average gross square foot (b)
Total Company	$78	$109
Ann Taylor	62	106
LOFT	74	97

Total store square footage at end of period (in thousands) (b)
Total Company	5,515	5,487
Ann Taylor	1,714	1,851
LOFT	3,023	3,036

Number of:
Stores open at beginning of period	935	929
New stores	9	25
Closed stores	(5)	(13)

Stores open at end of period	939	941

Expanded stores	1	5

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening.
(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales decreased 27.9% during the quarter ended May 2, 2009 over the comparable 2008 period. This decrease was primarily due to lower traffic and lower UPT’s, which is consistent with the current recessionary environment. In addition, AURs also decreased, particularly at Ann Taylor, and all of these factors contributed to an overall 30.7% decrease in comparable store sales. By division, Ann Taylor’s net sales decreased $90.2 million, or 45.6%, for the quarter ended May 2, 2009. At LOFT, net sales decreased $71.7 million, or 24.3%, for the quarter ended May 2, 2009.

Cost of Sales and Gross Margin

The following table shows cost of sales and gross margin in dollars and the related gross margin percentages for the quarters ended May 2, 2009 and May 3, 2008:

	Quarters Ended
	May 2, 2009	May 3, 2008
	(dollars in thousands)
Cost of sales	$189,889	$276,738
Gross margin	$236,858	$314,925
Gross margin as a percentage of net sales	55.50%	53.20%

The increase in gross margin as a percentage of net sales for the quarter ended May 2, 2009 as compared to the comparable 2008 period primarily reflected higher full price sales as a percentage of total sales at both Ann Taylor and LOFT, and lower inventory levels entering the quarter that led to lower markdown goods for sale.

Selling, General and Administrative Expenses

The following table shows selling, general and administrative expenses in dollars and as a percentage of net sales for the quarters ended May 2, 2009 and May 3, 2008:

	Quarters Ended
	May 2, 2009	May 3, 2008
	(dollars in thousands)
Selling, general and administrative expenses	$239,390	$269,968
Percentage of net sales	56.10%	45.63%

The decrease in selling, general and administrative expenses for the quarter ended May 2, 2009 as compared to the comparable 2008 period primarily reflects the benefit of our restructuring program and cost savings initiatives, with the majority of the savings being payroll related, partially offset by increased costs related to LOFT Outlet, which did not have significant costs in the comparable prior year period. The increase in selling, general and administrative expenses as a percentage of net sales for the quarter ended May 2, 2009 as compared to the comparable 2008 period was primarily due to the impact of fixed cost deleveraging resulting from lower net sales.

Restructuring Charges

The following table presents the restructuring charges in dollars and as a percentage of net sales for the quarters ended May 2, 2009 and May 3, 2008:

	Quarters Ended
	May 2, 2009	May 3, 2008
	(dollars in thousands)
Restructuring charges	$185	$3,723
Percentage of net sales	0.04%	0.63%

During the quarters ended May 2, 2009 and May 3, 2008, we recorded restructuring charges related to the non-cash write-down of store assets, severance and other costs incurred during the periods. See “Liquidity and Capital Resources” and Note 4, “Restructuring” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest Income

The following table shows interest income in dollars and as a percentage of net sales for the quarters ended May 2, 2009 and May 3, 2008:

	Quarters Ended
	May 2, 2009	May 3, 2008
	(dollars in thousands)
Interest income	$273	$792
Percentage of net sales	0.06%	0.13%

Interest income decreased for the quarter ended May 2, 2009 due to lower interest rates and less cash provided by operating activities over the past year, partially offset by higher average cash balances due to our borrowings under our Credit Facility in the current quarter.

Interest Expense

The following table shows interest expense in dollars and as a percentage of net sales for the quarters ended May 2, 2009 and May 3, 2008:

	Quarters Ended
	May 2, 2009	May 3, 2008
	(dollars in thousands)
Interest expense	$779	$424
Percentage of net sales	0.18%	0.07%

Interest expense includes various charges, the largest of which are interest and fees related to our Credit Facility. The increase in interest expense for the quarter ended May 2, 2009 compared to the prior year period is due primarily to increases in borrowings under the Credit Facility. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $18.8 million, $33.8 million and $57.2 million as of May 2, 2009, January 31, 2009 and May 3, 2008, respectively. There were no borrowings outstanding under the Credit Facility at January 31, 2009, or at any point during Fiscal 2008. On March 5, 2009, the Company accessed $125 million from its Credit Facility. The Company intends to hold these proceeds in the event they are required for near-term liquidity needs or seasonal working capital requirements. All $125 million remained outstanding as of May 2, 2009 and as of the date of this filing. See “Liquidity and Capital Resources” and Note 7, “Debt and Capital Leases” in the Notes to Condensed Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes

The following table shows our effective income tax rate for the quarters ended May 2, 2009 and May 3, 2008:

	Quarters Ended
	May 2, 2009	May 3, 2008
Effective income tax rate	28.2%	37.8%

The decrease in the effective income tax rate is due to the impact of permanent items in a period of net loss versus a period of net income and a change in the mix of earnings in various state taxing jurisdictions, as well as certain discrete items in the quarter.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of our liquidity:

	Quarters Ended
	May 2, 2009	January 31, 2009	May 3, 2008
	(dollars in thousands)
Working capital	$123,541	$118,013	$194,684
Current ratio	1.31:1	1.39:1	1.67:1

Operating Activities

The decrease in cash provided by operating activities for the quarter ended May 2, 2009, compared with the quarter ended May 3, 2008, was primarily due to the net loss in the current period compared to net income in the first quarter of Fiscal 2008 combined with increases in cash used for the purchase of merchandise inventories and cash used for accounts payable, offset by cash received in the current quarter for income tax refunds. Merchandise inventories on a per square foot basis decreased approximately 16% as compared to the prior year.

Investing Activities

Cash used for investing activities was $11.5 million for the quarter ended May 2, 2009, compared with $17.0 million for the quarter ended May 3, 2008. The change in cash used for investing activities was primarily due to less cash used to purchase property and equipment, and the impact during the prior year quarter of liquidating $9 million in auction rate securities.

Financing Activities

Cash provided by financing activities was $123.5 million for the quarter ended May 2, 2009, compared with cash used of $36.9 million for the quarter ended May 3, 2008. The change in cash provided by financing activities was primarily the result of cash borrowings under our Credit Facility and a decrease in stock repurchase activity for the quarter ended May 2, 2009.

On April 23, 2008, our wholly owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (the “Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. At AnnTaylor, Inc.’s option, the Credit Facility provides for an increase in the total facility and the aggregate commitments thereunder up to $350 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility expires on April 23, 2013 and may be used for working capital, letters of credit and other general corporate purposes. The Credit Facility contains an acceleration clause which, upon the occurrence of a Material Adverse Effect, as defined in the Credit Facility, may cause any borrowings outstanding to become immediately due and payable.

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $18.8 million, $33.8 million and $57.2 million as of May 2, 2009, January 31, 2009 and May 3, 2008, respectively, leaving a remaining available balance for loans and letters of credit of $50.5 million, $115.0 million and $162.7 million, respectively. There were no borrowings outstanding under the Credit Facility at January 31, 2009, or at any point during Fiscal 2008. On March 5, 2009, we accessed $125 million from our Credit Facility. We intend to hold these proceeds in the event they are required for near-term liquidity needs or seasonal working capital requirements. All $125 million remained available for use as of May 2, 2009 and as of the date of this filing. The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens, and a fixed charge coverage ratio covenant that is triggered if certain liquidity thresholds are not met.

The Credit Facility permits us to pay cash dividends (and permits dividends by AnnTaylor, Inc. to fund such cash dividends) subject to certain Liquidity requirements (as defined in the Credit Facility) and other conditions as set forth in the Credit Facility. Certain of our subsidiaries are also permitted to: pay dividends to us to fund certain taxes owed us; fund ordinary operating expenses not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year (with certain stated exceptions); and for certain other stated purposes (subject to certain exceptions).

Other

The recent distress in the financial markets has caused declines in consumer confidence and spending, extreme volatility in securities prices, diminished liquidity and credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and have responded with our expanded strategic restructuring program, scaled back planned capital expenditures in Fiscal 2009 and have implemented a conservative approach to discretionary spending, including our stock repurchase program. If the national, or global, economies or credit market conditions in general were to deteriorate further in the future, it is possible that such deterioration could put additional pressure on consumer spending and negatively affect our cash flows. Although we have available borrowing capacity under our Credit Facility, tightening of the credit markets could also make it more difficult for us to access these funds, enter into agreements for new indebtedness or obtain funding through the issuance of our securities. The effects of these changes could also require us to make additional changes to our current plans and strategy. Additionally, although our levels of net cash provided by operating activities may be negatively affected by general economic conditions, we believe that we will continue to generate positive cash flow from operations, which, along with our available cash and borrowing capacity under our Credit Facility, will provide the means needed to fund our operations for the foreseeable future. At May 2, 2009, substantially all of our cash was invested in money market funds. These money market funds invest substantially all of their assets in U.S. Treasury Securities.

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

During Fiscal 2008, we implemented additional actions that built upon our multi-year, strategic, restructuring program. These actions included a further organizational streamlining, resulting in the additional elimination of corporate and divisional positions, identification of additional underperforming stores for closure, and the additional non-cash write-down of store assets. During the first quarter of Fiscal 2009, we closed 2 Ann Taylor stores and 3 LOFT stores in connection with the restructuring, and plan to close an additional 32 stores during the remainder of Fiscal 2009. Total ongoing annualized savings under the program are now expected to total $85 to $95 million.

Total one-time pre-tax expenses associated with our restructuring initiatives are expected to be in the range of $95 to $100 million, which include approximately $65 million in non-cash expenses, primarily associated with the write-down of assets related to store closures and approximately $30 to $35 million in cash charges relating primarily to severance and various other costs. In Fiscal 2008 and Fiscal 2007, we recorded $59.7 million and $32.3 million, respectively, in restructuring charges. For the quarter ended May 2, 2009, we recorded $0.2 million in restructuring charges. The balance of $3 to $8 million is expected to be incurred during the remainder of Fiscal 2009 and in Fiscal 2010. The above estimated costs and charges are preliminary and may vary materially based on various factors, including timing in execution of the restructuring program, outcome of negotiations with landlords and other third parties and changes in management’s assumptions and projections.

On April 16, 2009, General Growth Properties, Inc. (“GGP”) and many of its affiliates (collectively “GGP Debtors”) filed for protection under Chapter 11 of the United States Bankruptcy Code. We currently operate 110 stores that the GGP Debtors and certain of their non-debtor affiliates own, manage, or control. Based on the information currently available, we do not anticipate that the GGP Debtor’s bankruptcy will have a material adverse effect on our operations or financial results.

As a result of losses experienced in global equity markets, our pension funds experienced negative returns for Fiscal 2008 which in turn will create increased pension costs in 2009. Our pension plan is invested in readily-liquid investments, primarily equity and debt securities. Continued deterioration in the financial markets may require us to make a contribution to our pension plan in Fiscal 2009.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to merchandise inventory valuation, asset impairment, income taxes and stock-based compensation. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Recent Accounting Pronouncements

Recently Issued Standards

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS No. 132(R)-1”) which amends SFAS No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits – an Amendment of FASB Statements No. 87, 88, and 106. FSP FAS No. 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. We are in the process of evaluating FSP FAS No. 132(R)-1 and do not expect it will have a significant impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), Interim Disclosures about Fair Value of Financial Instruments which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. We are in the process of evaluating FSP FAS No. 107-1 and APB No. 28-1 and do not expect it will have a significant impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance in U.S. generally accepted accounting pronouncements (“GAAP”) for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 115-2 and FAS No. 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. We are in the process of evaluating FSP FAS No. 115-2 and FAS No. 124-2 and do not expect it will have a significant impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS No. 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. We are in the process of evaluating FSP FAS No. 157-4 and do not expect it will have a significant impact on our Consolidated Financial Statements.

Recently Adopted Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We adopted SFAS No. 161 on February 1, 2009. The adoption of SFAS No. 161 did not have any impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 was issued to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS No. 160 on February 1, 2009. The adoption of SFAS No. 160 did not have any impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS No. 141(R) is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS No. 141(R) on February 1, 2009. The adoption of SFAS No. 141(R) did not have any impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS No. 141(R), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS No. 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted FSP FAS No. 141(R)-1 on February 1, 2009. The adoption of FSP FAS No. 141(R)-1 did not have any impact on our Consolidated Financial Statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF No. 03-6-1”). Under FSP-EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the two-class method of computing earnings per share. FSP-EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted FSP-EITF No. 03-6-1 on February 1, 2009. The adoption of FSP-EITF No. 03-6-1 impacted the determination and reporting of earnings per share by requiring the inclusion of unvested restricted stock and performance restricted stock as participating securities, which have the right to share in dividends, if declared, equally with common shareholders. FSP-EITF No. 03-6-1 also requires retroactive application to previously reported earnings per share amounts. Including these shares in our earnings per share calculation during periods of net income has the effect of diluting both its basic and diluted earnings per share. However, in periods of net loss, no effect is given to the participating securities since they do not have an obligation to share in the losses of the Company. See Note 5, Net Loss/Income Per Share for further discussion.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations and other U.S. GAAP. FSP FAS No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We adopted FSP FAS No. 142-3 on February 1, 2009. The adoption of FSP FAS No. 142-3 did not have any impact on our Consolidated Financial Statements.

On February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. We adopted FSP FAS No. 157-2 on February 1, 2009. See Note 3, Fair Value Measurements, for additional disclosures required under FSP FAS No. 157-2 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. At May 2, 2009 substantially all of our cash was invested in money market funds. These money market funds invest substantially in US Treasury Securities.

Generally, less than 20% of our financial instruments have a fixed rate of return and are therefore subject to interest rate risk. Any fixed rate investments (such as auction rate securities) will decline in value if interest rates increase. Due to the short duration of these financial instruments and the percentage of our investment portfolio they comprise, a change of 100 basis points in interest rates would not have a material effect on our financial condition.

At each of the periods ended May 2, 2009, January 31, 2009, and May 3, 2008 we had $6.0 million invested in auction rate securities with a fair market value of $5.8 million, $5.8 million, and $5.7 million, respectively. The approximate net carrying value of these investments represents our best estimate of the fair value of these investments based on available information on those dates.

We have classified the net carrying value of our remaining investment in auction rate securities as long-term, included in other assets, on our Condensed Consolidated Balance Sheets as of May 2, 2009, January 31, 2009, and May 3, 2008. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these auction rate securities were classified as available-for-sale and were carried at fair market value as of May 2, 2008. During the quarter ended May 3, 2008 we recorded a temporary impairment charge of approximately $0.3 million to accumulated other comprehensive loss related to our investment in auction rate securities.

On November 14, 2008, we entered into a settlement agreement with UBS AG (“UBS”). As a result of the settlement agreement with UBS, we reclassified these auction rate securities from available-for-sale securities to trading securities, and all previously recorded temporary impairment charges were charged to earnings in accordance with SFAS No. 115. During the quarter ended May 2, 2009, unrealized gains related to these securities recognized in earnings and included in interest income on our Consolidated Statements of Operations was immaterial.

As a result of losses experienced in global equity markets, our pension funds experienced negative returns for Fiscal 2008 which in turn will create increased pension costs in 2009. Our pension plan is invested in readily-liquid investments, primarily equity and debt securities. Continued deterioration in the financial markets may require us to make a contribution to our pension plan in Fiscal 2009.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The bankruptcy or significant deterioration of any of our major national retail landlords could have a material adverse affect on our sales and overall retail strategy.

The current economic downturn has had a significant negative impact on the commercial real estate sector, including large commercial and retail landlords. On April 16, 2009 one of our major national landlords, General Growth Properties, Inc. (“GGP”) and many of its affiliates (collectively “GGP Debtors”) filed petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code (11 U.S.C. § 101 et seq.). We are currently tenants at 110 stores that the GGP Debtors and certain of their non-debtor affiliates own, manage, or control. Approximately 61 of the 110 stores are subject to leases on which a GGP Debtor is a landlord, and the balance of the stores are with affiliates of GGP that did not file for bankruptcy relief on April 16, 2009. As a result of the bankruptcy filing, the GGP Debtors may have or seek to exercise certain rights that could potentially negatively impact us, including without limitation the right to assume or reject all or any of the store leases to which a GGP Debtor is a party. The GGP Debtors may also pursue the sale or other disposition of the mall properties in which our stores are located, which could adversely affect our leases. Moreover, if a GGP Debtor or any buyer of a GGP Debtor’s property is unable to continue to operate its malls in a first class condition and otherwise perform its obligations as landlord, including without limitation its repair and maintenance obligations, then our sales and operating results in those malls could be adversely affected. While we are taking steps to control and mitigate any adverse effects of the GGP Debtor’s bankruptcy, there can be no assurance that all significant impacts can be avoided. Nor can there be any assurance that other affiliates of GGP do not file for bankruptcy and adversely affect additional leases.

If the current macro-economic conditions continue or deteriorate further, additional commercial landlords may be similarly impacted which in turn could materially adversely impact our sales and operating results.

Effects of war, terrorism or other catastrophes

Threat of terrorist attacks or actual terrorist events in the United States and worldwide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic in regional shopping centers. Natural disasters and public health concerns, including severe infectious diseases, could also impact our ability to open and run our stores in affected areas and negatively impact our foreign sourcing offices and the manufacturing operations of our vendors. Lower client traffic due to security concerns, war or the threat of war, natural disasters and public health concerns could result in decreased sales that would have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
February 1, 2009 to February 28, 2009	307	$6.14	—	$159,083
March 1, 2009 to April 4, 2009	47,596	3.33	—	159,083
April 5, 2009 to May 2, 2009	875	6.83	—	159,083

	48,778		—

(a)	Represents shares of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced program.
(b)	The $300 million securities repurchase program approved by our Board of Directors on August 23, 2007 will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors. There were no shares purchased under this program during the first quarter of Fiscal 2009.

Item 6. Exhibits

Exhibit Number	Description
*3.2	Bylaws of the Company.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: May 22, 2009	By:	/s/ Kay Krill
Kay Krill
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2009	By:	/s/ Michael J. Nicholson
Michael J. Nicholson Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
*3.2	Bylaws of the Company.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.