Form 10-Q
period 2009-08-01
ANNTAYLOR STORES CORP
filed 2009-08-21
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2009
Common Stock, $.0068 par value	58,721,867

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

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters and Six Months Ended August 1, 2009 and August 2, 2008

(unaudited)

	Quarters Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

	(in thousands, except per share amounts)

Net sales	$470,229	$592,315	$896,976	$1,183,978
Cost of sales	224,056	282,113	413,945	558,851

Gross margin	246,173	310,202	483,031	625,127
Selling, general and administrative expenses	240,208	260,552	478,819	530,521
Restructuring charges	31,128	3,146	32,092	6,868

Operating (loss)/income	(25,163)	46,504	(27,880)	87,738
Interest income	291	469	564	1,261
Interest expense	1,031	277	1,810	701

(Loss)/income before income taxes	(25,903)	46,696	(29,126)	88,298
Income tax (benefit)/provision	(7,899)	17,446	(8,808)	33,151

Net (loss)/income	$(18,004)	$29,250	$(20,318)	$55,147

Earnings per share:
Basic (loss)/earnings per share	$(0.32)	$0.50	$(0.36)	$0.93

Weighted average shares outstanding	56,775	57,262	56,662	58,419

Diluted (loss)/earnings per share	$(0.32)	$0.50	$(0.36)	$0.93

Weighted average shares outstanding assuming dilution	56,775	57,443	56,662	58,610

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

August 1, 2009, January 31, 2009 and August 2, 2008

(unaudited)

	August 1, 2009	January 31, 2009	August 2, 2008
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$203,986	$112,320	$107,799
Short term investments	5,692	—	—
Accounts receivable	21,787	14,081	22,825
Merchandise inventories	169,857	173,447	241,435
Deferred income taxes	18,279	25,422	28,012
Refundable income taxes	1,602	35,270	—
Prepaid expenses and other current assets	61,249	63,056	68,542

Total current assets	482,452	423,596	468,613
Property and equipment, net	428,835	469,687	560,381
Goodwill	—	—	286,579
Deferred financing costs, net	1,124	1,275	1,446
Deferred income taxes	57,013	53,253	19,431
Other assets	7,197	12,628	14,812

Total assets	$976,621	$960,439	$1,351,262

Liabilities and Stockholders’ Equity
Current liabilities
Trade notes and accounts payable	$64,995	$109,205	$109,390
Credit facility	75,000	—	—
Accrued salaries and bonus	35,702	23,883	25,406
Accrued tenancy	44,316	42,710	45,555
Gift certificates and merchandise credits redeemable	36,795	45,605	39,634
Accrued expenses and other current liabilities	89,106	84,180	89,936

Total current liabilities	345,914	305,583	309,921
Deferred lease costs	204,050	217,614	228,113
Deferred income taxes	1,572	1,898	1,765
Other liabilities	21,343	18,832	8,431

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,476,328, 82,476,328 and 82,425,971 shares issued, respectively	561	561	560
Additional paid-in capital	768,083	791,852	786,462
Retained earnings	412,184	432,502	821,555
Accumulated other comprehensive loss	(6,964)	(7,702)	(3,824)

	1,173,864	1,217,213	1,604,753

Treasury stock, 23,743,659, 25,220,809 and 25,350,343 shares respectively, at cost	(770,122)	(800,701)	(801,721)

Total stockholders’ equity	403,742	416,512	803,032

Total liabilities and stockholders’ equity	$976,621	$960,439	$1,351,262

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended August 1, 2009 and August 2, 2008

(unaudited)

	Six Months Ended
	August 1, 2009	August 2, 2008
	(in thousands)
Operating activities:
Net (loss)/income	$(20,318)	$55,147
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Deferred income taxes	2,605	4,815
Depreciation and amortization	53,874	60,932
Loss on disposal and write-down of property and equipment	(193)	911
Non-cash compensation expense	7,445	8,367
Non-cash interest and other non-cash items	1,428	201
Non-cash restructuring charges	15,027	3,362
Tax (deficiency)/benefit from exercise/vesting of stock awards	(1,537)	(192)
Changes in assets and liabilities:
Accounts receivable	(7,706)	(5,881)
Merchandise inventories	3,590	9,262
Prepaid expenses and other current assets	2,115	(588)
Refundable income taxes	33,668	—
Other non-current assets and liabilities, net	(9,567)	(6,267)
Trade notes, accounts payable and accrued expenses	(36,019)	(14,627)

Net cash provided by operating activities	44,412	115,442

Investing activities:
Purchases of marketable securities	(212)	(347)
Sales of marketable securities	525	9,277
Purchases of property and equipment	(26,866)	(54,752)

Net cash used for investing activities	(26,553)	(45,822)

Financing activities:
Proceeds from draw down of credit facility	125,000	—
Repayments of credit facility, fixed asset financing, and capital leases	(52,112)	—
Proceeds from the issuance of common stock pursuant to the Associate Discount Stock Purchase Plan	1,083	1,385
Proceeds from exercise of stock options	—	2,567
Excess tax benefits from stock-based compensation	17	350
Repurchases of common and restricted stock	(181)	(102,493)
Proceeds from fixed asset financing	—	5,477
Repayments of fixed asset financing and capital lease obligations	—	(1,807)
Payments of deferred financing cost	—	(1,325)

Net cash provided by/(used for) financing activities	73,807	(95,846)

Net increase/(decrease) in cash	91,666	(26,226)
Cash and cash equivalents, beginning of period	112,320	134,025

Cash and cash equivalents, end of period	$203,986	$107,799

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,786	$561

Income taxes	$3,153	$35,515

Accrual for purchases of property and equipment	$13,056	$31,777

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. Subsequent events have been evaluated through August 21, 2009, the date of issuance of the Company’s Condensed Consolidated Financial Statements.

The results of operations for the 2009 interim period shown in the Condensed Consolidated Financial Statements (unaudited) are not necessarily indicative of results to be expected for Fiscal 2009.

Restructuring expenses of approximately $0.8 million previously included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations for the quarter ended May 2, 2009 have been reclassified to restructuring charges for the six months ended August 1, 2009 to conform to the presentation for the quarter ended August 1, 2009.

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

Recently Issued Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 seeks to improve financial reporting by providing a short-term solution to address inconsistencies in practice relating to the existing concepts in SFAS No. 140, such as eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance. SFAS No. 166 is effective for annual financial periods beginning after November 15, 2009, and interim periods within that annual period, and thereafter, and shall be applied prospectively. Early adoption is prohibited. The Company is in the process of evaluating SFAS No. 166 and does not expect it will have a significant impact on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 seeks to improve financial reporting by requiring that entities perform an analysis to determine whether any variable interest or interests that they have give them a controlling financial interest in a variable interest entity. SFAS No. 167 is effective for annual financial periods beginning after November 15, 2009, and interim periods within that annual period, and thereafter, and shall be applied prospectively. Early adoption is prohibited. The Company is in the process of evaluating SFAS No. 167 and does not expect it will have a significant impact on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. Upon adoption, the FASB Accounting Standards Codification (“ASC”) established by SFAS No. 168 will become the source of authoritative generally accepted accounting principles in the United States, and will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. SFAS No. 168 is effective for interim and annual financial periods beginning after September 15, 2009. The Company is in the process of evaluating SFAS No. 168 and does not expect it will have a significant impact on its Consolidated Financial Statements.

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

Recently Adopted Standards

In June 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (“SAB No. 111”). SAB No. 111 clarifies the SEC’s position related to other-than-temporary impairments of debt and equity securities and was issued in order to make the relevant interpretive SEC guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company adopted SAB No. 111 on June 4, 2009, the date of its issuance. The adoption of SAB No. 111 did not have any impact on the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 seeks to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 introduces the concept of financial statements being available to be issued, and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS No. 165 during the second quarter of Fiscal 2009. See Note 1, Basis of Presentation, for the disclosure required under SFAS No. 165.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company adopted FSP FAS No. 107-1 and APB No. 28-1 during the second quarter of Fiscal 2009. At August 1, 2009, the Company believes that the carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value due to the short maturity of these financial instruments. The Company believes that the balance of the Credit Facility at August 1, 2009 approximates fair value since the interest rates are periodically adjusted to reflect current market rates. See Note 3, Investments, for further disclosures required under FSP FAS No. 107-1 and APB No. 28-1.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2.	Recent Accounting Pronouncements (continued)

Recently Adopted Standards (continued)

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance in U.S. generally accepted accounting pronouncements (“GAAP”) for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 115-2 and FAS No. 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company adopted FSP FAS No. 115-2 and FAS No. 124-2 during the second quarter of Fiscal 2009. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 did not have any impact on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS No. 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company adopted FSP FAS No. 157-4 during the second quarter of Fiscal 2009. See Note 3, Investments, for disclosure required under FSP FAS No. 157-4.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the two-class method of computing earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted FSP EITF No. 03-6-1 on February 1, 2009. The adoption of FSP EITF No. 03-6-1 impacted the determination and reporting of earnings per share by requiring the inclusion of unvested restricted stock and performance restricted stock as participating securities, which have the right to share in dividends, if declared, equally with common shareholders. FSP EITF No. 03-6-1 also requires retroactive application to previously reported earnings per share amounts. Including these shares in the Company’s earnings per share calculation during periods of net income has the effect of diluting both its basic and diluted earnings per share. However, in periods of net loss, no effect is given to the participating securities since they do not have an obligation to share in the losses of the Company. See Note 6, Net Loss/Income Per Share for further discussion.

On February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted FSP FAS No. 157-2 on February 1, 2009. See Note 4, Fair Value Measurements, for additional disclosures required under FSP FAS No. 157-2 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3.	Investments

The Company had $6.0 million invested in auction rate securities at August 1, 2009, January 31, 2009 and August 2, 2008 with a carrying value of $5.7 million, $5.8 million and $5.6 million, respectively. The approximate net carrying value represents the Company’s best estimate of the fair value of these investments based on available information on those dates. As of August 1, 2009, there was insufficient observable auction rate security market information available to determine the fair value of the auction rate securities or the right obtained in our settlement with UBS. As such, the auction rate securities were deemed to require valuation using Level 3 inputs. Consistent with SFAS No. 157, the Company valued the auction rate securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set).

On November 14, 2008, the Company entered into a settlement agreement with UBS AG (“UBS”), one of its investment providers, related to its $6.0 million investment in auction rate securities purchased from UBS. Under the terms of the settlement agreement, the Company received auction rate security rights that enable it to sell its auction rate securities back to UBS at par value anytime during the two year period beginning June 30, 2010. The Company recorded these auction rate security rights as a put option. The estimated fair value of the put option related to the auction rate securities was determined by taking the par value of the auction rate securities less the fair value of those securities and discounting that difference via a discount factor. The discount factor was determined using a combination of the UBS Credit Default Spread and LIBOR.

Since the Company has auction rate security rights that enable it to sell its auction rate securities back to UBS at par value anytime during the two year period beginning June 30, 2010, and because the Company intends to exercise this right as soon as practicably possible, as of August 1, 2009, the Company has classified the net carrying value of its remaining investment in auction rate securities to short term, included in short term investments on its Condensed Consolidated Balance Sheets.

4.	Fair Value Measurements

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4.	Fair Value Measurements (continued)

The following tables segregate all financial assets and liabilities as of August 1, 2009 and August 2, 2008 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	August 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (a)	$1,595	$1,595	$—	$—
Auction rate securities (b)	5,684	—	—	5,684
Put option on auction rate securities (c)	309	—	—	309

Total assets	$7,588	$1,595	$—	$5,993

	August 2, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (a)	$1,419	$1,419	$—	$—
Auction rate securities (b)	5,588	—	—	5,588

Total assets	$7,007	$1,419	$—	$5,588

(a)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives and other highly compensated employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust.
(b)	Auction rate securities are valued using an income-approach model (discounted cash-flow analysis). The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. Additionally, the Company received certain auction rate security rights from UBS under the terms of its settlement agreement with UBS dated November 14, 2008. See Note 3, Investments, for more information.
(c)	The put option is valued using discounted cash-flow analysis. See Note 3, Investments, for more information.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4.	Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for the Company’s investment in auction rate securities for the quarters and six months ended August 1, 2009 and August 2, 2008 and the related put option for the quarter and six months ended August 1, 2009, as these assets are measured at fair value using significant unobservable inputs (Level 3):

	Quarters Ended
	August 1, 2009	August 2, 2008
	(in thousands)
Balance at beginning of period	$5,990	$5,696
Total gains realized/unrealized included in interest income	3	—
Total losses included in other comprehensive income	—	(108)

Balance at end of period	$5,993	$5,588

	Six Months Ended
	August 1, 2009	August 2, 2008
	(in thousands)
Balance at beginning of period	$5,987	$—
Transfers in and/or (out) of Level 3 (d)	—	6,000
Total gains realized/unrealized included in interest income	6	—
Total losses included in other comprehensive income	—	(412)

Balance at end of period	$5,993	$5,588

(d)	Based on the deteriorated market conditions affecting the Company’s investment in auction-rate securities classified as available-for-sale, the Company changed its fair value measurement methodology from quoted prices in active markets to a discounted cash flow model during the first quarter of Fiscal 2008. Accordingly, these securities were valued using Level 3 inputs.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4.	Fair Value Measurements (continued)

The table below segregates all non-financial assets and liabilities for the six months ended August 1, 2009 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	Total August 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
Long-lived assets held and used (d)	$1,752	$—	$—	$1,752	$(9,365)

Total assets	$1,752	$—	$—	$1,752	$(9,365)

(d)	The Company performs impairment tests under the guidance of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever there are indicators of impairment. These tests typically consider which assets are impaired at a store level. The Company would recognize an impairment loss only if the carrying value of a long-lived asset or group of assets is not recoverable from undiscounted cash flows, and would measure an impairment loss as the difference between the carrying value and fair value of the assets based on discounted cash flows. Upon the adoption of SFAS 157, the Company considered all relevant valuation techniques (e.g. market, income, and cost approaches) that could be obtained without undue cost and effort, which included the undiscounted cash flow approach, and determined that the undiscounted cash flow approach continued to provide the most relevant and reliable means by which to determine fair value in this circumstance. The range of discount rates utilized in determining fair value for this purpose was 9.36-12.50%, based upon the corresponding benchmark interest rate associated with the period of remaining cash flows for the individual stores.

During the quarter and six months ended August 1, 2009, long-lived assets held and used with a carrying value of $10.7 million and $11.1 million, respectively, were written down to their fair value, resulting in asset impairment charges of $8.9 million and $9.4 million, respectively. These asset impairment charges were included in restructuring charges in the Company’s Condensed Consolidated Statements of Operations for the quarter and six months ended August 1, 2009.

5.	Restructuring Charges

On January 30, 2008, the Company initiated a multi-year, strategic restructuring program designed to enhance profitability and improve overall operating effectiveness. This program, the result of a comprehensive review of the Company’s cost structure, included closing 117 underperforming stores over the Fiscal 2008 to Fiscal 2010 period, eliminating 180 corporate positions and initiating a broad-based productivity initiative that included, among other things, centralized procurement of non-merchandise goods and services, outsourcing certain activities and optimizing store productivity and effectiveness.

During Fiscal 2008, the Company implemented additional actions that built upon this multi-year, strategic restructuring program. These actions included a further organizational streamlining, which resulted in the elimination of 260 additional corporate and divisional positions, and expansion of the Company’s store closing plans, including identification of 46 additional underperforming stores and the related non-cash write-down of store assets.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5.	Restructuring Charges (continued)

On July 30, 2009, the Company expanded its multi-year strategic restructuring program, initiating additional actions designed to further reduce its cost structure and improve overall efficiency and effectiveness. These actions included further organizational streamlining, changes to the Company’s field staffing model and further optimization of its real estate portfolio.

Based on a comprehensive review of its corporate and divisional organizations, the Company eliminated an additional 160 positions in an effort designed to further increase span of control, eliminate redundancy and improve operating efficiency and effectiveness. As a result of these and earlier restructuring-related organizational streamlining efforts, the Company consolidated its New York-based corporate and divisional associates at its 7 Times Square corporate headquarters and vacated approximately 71,916 square feet of leased office space in New York City.

In addition to these actions, the Company also performed a comprehensive review of its remaining store portfolio and identified an additional 66 stores that failed to deliver an acceptable long-term return on investment. As a result, the Company now expects to close a total of 190 stores in connection with its restructuring initiatives during the Fiscal 2008 to Fiscal 2010 program period and an additional 39 stores in Fiscal 2011 and beyond, the majority of which will be closed in accordance with termination rights in the Company’s existing leases. The Company closed 60 stores in during Fiscal 2008 and an additional 15 stores during the first six months of Fiscal 2009. The Company now expects to close 38 stores during the remainder of Fiscal 2009 and 77 stores in Fiscal 2010. Of the 15 stores that were closed during the six months ended August 1, 2009, 5 were Ann Taylor stores and 10 were LOFT stores.

The Company now expects total pre-tax expenses associated with its restructuring initiatives in the range of $130 to $140 million, which includes the $95 to $100 million previously anticipated under the program, plus incremental costs of approximately $35 to $40 million associated with the Company’s July 30, 2009 actions. These costs and charges are estimates and may vary materially based on various factors, including, among other things, timing in execution of the restructuring program, outcome of negotiations with landlords and other third parties and changes in management’s assumptions and projections. Approximately $92 million in restructuring costs were recognized during Fiscal 2007 and Fiscal 2008.

During the second quarter of Fiscal 2009, the Company recognized a pre-tax charge of $31.1 million in connection with the expansion of its restructuring initiatives. Of this amount, approximately $21.0 million were costs associated with the optimization of the Company’s real estate portfolio and approximately $10.1 million were charges for severance and other costs related to expansion of the Company’s restructuring program.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5.	Restructuring Charges (continued)

The following tables detail information related to restructuring charges recorded during the quarters ended August 1, 2009 and August 2, 2008:

	Quarter ended August 1, 2009
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs (2)	Total
	(in thousands)
Balance at May 2, 2009	$—	$(4,424)	$(1,822)	$(6,246)
Restructuring provision	(8,904)	(9,439)	(12,785)	(31,128)

Subtotal	(8,904)	(13,863)	(14,607)	(37,374)

Cash payments	—	1,754	2,527	4,281
Non-cash adjustments	8,904	—	5,423	14,327

Balance at August 1, 2009	$—	$(12,109)	$(6,657)	$(18,766)

	Quarter ended August 2, 2008
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at May 3, 2008	$—	$(2,908)	$(1,074)	$(3,982)
Restructuring provision	(476)	(38)	(2,632)	(3,146)

Subtotal	(476)	(2,946)	(3,706)	(7,128)

Cash payments	—	1,297	1,189	2,486
Non-cash adjustments	476	—	648	1,124

Balance at August 2, 2008	$—	$(1,649)	$(1,869)	$(3,518)

(1)	Includes asset impairment charges related to the write-down of store assets to their estimated fair value for store locations identified for closure under the Company’s restructuring program.
(2)	Other restructuring charges include the write-down of corporate assets disposed of in connection with the sublet of the Company’s excess corporate office space in New York City, as well as the estimated loss, net of sublet income, associated with that same sublet of excess office space in New York City.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5.	Restructuring Charges (continued)

The following tables detail information related to restructuring charges recorded during the six months ended August 1, 2009 and August 2, 2008:

	Six months ended August 1, 2009
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs (2)	Total
	(in thousands)
Balance at January 31, 2009	$—	$(9,743)	$(1,562)	$(11,305)
Restructuring provision	(9,371)	(8,436)	(14,285)	(32,092)

Subtotal	(9,371)	(18,179)	(15,847)	(43,397)

Cash payments	—	6,070	3,534	9,604
Non-cash adjustments	9,371	—	5,656	15,027

Balance at August 1, 2009	$—	$(12,109)	$(6,657)	$(18,766)

	Six months ended August 2, 2008
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at February 2, 2008	$—	$(4,227)	$(500)	$(4,727)
Restructuring provision	(2,714)	(398)	(3,756)	(6,868)

Subtotal	(2,714)	(4,625)	(4,256)	(11,595)

Cash payments	—	2,976	1,739	4,715
Non-cash adjustments	2,714	—	648	3,362

Balance at August 2, 2008	$—	$(1,649)	$(1,869)	$(3,518)

(1)	Includes asset impairment charges related to the write-down of store assets to their estimated fair value for store locations identified for closure under the Company’s restructuring program.
(2)	Other restructuring charges include the write-down of corporate assets disposed of in connection with the sublet of the Company’s excess corporate office space in New York City, as well as the estimated loss, net of sublet income, associated with that same sublet of excess office space in New York City.

Restructuring expenses of approximately $0.8 million previously included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations for the quarter ended May 2, 2009 have been reclassified to restructuring charges for the six months ended August 1, 2009 to conform to the presentation for the quarter ended August 1, 2009.

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

The Company adopted FSP EITF No. 03-6-1 on February 1, 2009. The adoption of FSP EITF No. 03-6-1 impacted the determination and reporting of earnings per share by requiring the inclusion of restricted stock and performance restricted stock as participating securities, which have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Including these shares in the Company’s earnings per share calculation during periods of net income has the effect of diluting both basic and diluted earnings per share. In accordance with FSP EITF No. 03-6-1, prior period basic and diluted shares outstanding, as well as the related per share amounts presented below, have been adjusted retroactively. The retroactive application of the two-class method resulted in a change to previously reported basic and diluted earnings per share from $0.51 to $0.50 for the three months ended August 2, 2008, and from $0.94 to $0.93 for the six months ended August 2, 2008.

	Quarters Ended
	August 1, 2009			August 2, 2008
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Net (loss)/income	$(18,004)			$29,250
Less net income associated with participating securities	—			467

Basic (loss)/earnings per share	$(18,004)	56,775	$(0.32)	$28,783	57,262	$0.50

Diluted Earnings per Share

Net (loss)/income	$(18,004)			$29,250
Less net income associated with participating securities	$—			466

Effect of dilutive securities		—			181

Diluted (loss)/earnings per share	$(18,004)	56,775	$(0.32)	$28,784	57,443	$0.50

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.	Net (Loss)/Income Per Share (continued)

	Six Months Ended
	August 1, 2009			August 2, 2008
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Net (loss)/income	$(20,318)			$55,147
Less net income associated with participating securities	—			887

Basic (loss)/earnings per share	$(20,318)	56,662	$(0.36)	$54,260	58,419	$0.93

Diluted Earnings per Share

Net (loss)/income	$(20,318)			$55,147
Less net income associated with participating securities	$—			885

Effect of dilutive securities		—			191

Diluted (loss)/earnings per share	$(20,318)	56,662	$(0.36)	$54,262	58,610	$0.93

For the quarter and six months ended August 1, 2009, participating securities in the amount of 1,936,585 and 1,679,381, respectively, and non-participating securities (options and contingently issuable securities) representing 5,270,210 and 4,848,438 shares of common stock, respectively, were excluded from the above computations of weighted-average shares for basic and diluted earnings per share because the effect would be antidilutive due to the net loss for the period.

Non-participating securities (options) representing 3,080,764 shares and 3,034,229 shares of common stock during the quarter and six months ended August 2, 2008, respectively, were excluded from the above computations of weighted-average shares for diluted earnings per share due to the antidilutive effect of the securities’ exercise prices as compared to the average market price of the common shares during that period.

7.	Share-based Payments

Stock Incentive Plans

During the quarter and six months ended August 1, 2009, the Company recognized approximately $2.6 million and $7.4 million, respectively, in total share-based compensation expense. During the quarter and six months ended August 2, 2008, the Company recognized approximately $4.2 million and $8.5 million, respectively, in total share-based compensation expense. As of August 1, 2009, there was $11.0 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. As of August 1, 2009, there was $8.9 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.6 years.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.	Share-based Payments (continued)

Stock Options

The following table summarizes stock option activity for the quarter and six months ended August 1, 2009:

	Quarter Ended		Six Months Ended
	August 1, 2009		August 1, 2009
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Options outstanding at beginning of period	4,426,667	$20.33	3,475,926	$26.90
Granted (1)	611,250	7.32	1,793,750	4.35
Forfeited or expired	(166,640)	23.55	(398,399)	27.07
Exercised	—	—	—	—

Options outstanding at August 1, 2009	4,871,277	$18.58	4,871,277	$18.58

Vested and exercisable at August 1, 2009	2,086,063	$26.92	2,086,063	$26.92

Options expected to vest at August 1, 2009	2,138,594	$10.69	2,138,594	$10.69

(1)	Options granted during the quarter and six months ended August 1, 2009 vest annually over a three year period, and expire ten years after the grant date, except for one option grant of 20,000 shares granted during the second quarter of Fiscal 2009, which vests annually over a four year period.

The weighted-average fair value of options granted during the quarters ended August 1, 2009 and August 2, 2008, estimated as of the grant date using the Black-Scholes option pricing model, was $4.02 and $8.80 per share, respectively. The weighted-average fair value of options granted during the six months ended August 1, 2009 and August 2, 2008, estimated as of the grant date using the Black-Scholes option pricing model, was $2.25 and $8.74 per share, respectively.

The Company estimates the volatility of our common stock at the date of grant based on an average of our historical volatility and the implied volatility of publicly traded options on our common stock. For option grants during the quarter ended May 2, 2009, the Company elected to base its expected volatility estimate on historical volatility alone due to lack of sufficient trading activity on which to establish a valid implied volatility estimate. For option grants during the quarter ended August 1, 2009, the Company based its expected volatility estimate on a combination of historical and implied volatility, since there was sufficient trading activity on which to establish a valid implied volatility estimate.

The fair value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarters Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Expected volatility	70.1%	42.7%	62.2%	41.7%
Risk-free interest rate	2.3%	2.9%	2.2%	2.4%
Expected life (years)	4.2	4.2	4.2	4.2
Dividend yield	—	—	—	—

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.	Share-based Payments (continued)

Restricted Stock

The following table summarizes restricted stock activity for the quarter ended August 1, 2009:

	Time - Based		Performance - Based
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at May 2, 2009	1,442,812	$9.72	441,502	$8.00
Granted	101,875 (1)	7.37	—	—
Vested	(29,211)	29.75	—	—
Forfeited	(40,484)	20.79	—	—

Restricted stock awards at August 1, 2009	1,474,992	$8.86	441,502	$8.00

(1)	Of this amount, 15,000 shares vest annually over a four year period. The remaining 86,875 shares vest over a one year period.

The following table summarizes restricted stock activity for the six months ended August 1, 2009:

	Time - Based		Performance - Based
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares		Weighted - Average Grant Date Fair Value
Restricted stock awards at January 31, 2009	609,323	$25.72	193,334		$27.39
Granted	1,078,500 (1)	3.25	352,500	(2)	3.43
Vested	(163,658)	30.57	—		—
Forfeited	(49,173)	22.61	(104,332)		28.48

Restricted stock awards at August 1, 2009	1,474,992	$8.86	441,502		$8.00

(1)	Of this amount, 610,500 shares vest annually over a three year period, 15,000 shares vest annually over a four year period, and the remaining 453,000 shares vest over a one year period.
(2)	These awards vest over a three year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 75% to 125% of the shares granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such shares, grantees will not earn any shares with respect to that tranche.

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

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $15.1 million, $33.8 million and $52.5 million as of August 1, 2009, January 31, 2009 and August 2, 2008, respectively, leaving a remaining available balance for loans and letters of credit of $50.5 million, $115.0 million and $173.9 million, respectively. There were no borrowings outstanding under the Credit Facility at January 31, 2009, or at any point during Fiscal 2008. On March 5, 2009, the Company borrowed $125 million from its Credit Facility. The Company repaid $50 million of these revolver borrowings in July 2009, reducing the outstanding balance to $75 million at August 1, 2009 and as of the date of this filing. The Company has no immediate plans to utilize the remaining borrowings under its Credit Facility and will continue to evaluate opportunities for future repayment of the remaining balance.

Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the option of AnnTaylor, Inc., 1) the Base Rate, defined as the higher of the federal funds rate plus a margin of 0.25% or the Bank of America Prime Rate, or 2) LIBOR Rate, plus a margin of 1.25% to 1.75%, depending on the average daily availability. At August 1, 2009, the interest rate for the $75 million outstanding on the Credit Facility was 2.05%. In addition, AnnTaylor, Inc. is required to pay the lenders a monthly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.325% to 0.375% per annum. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.75% and from 1.25% to 1.75%, respectively. The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens, and a fixed charge coverage ratio covenant that is triggered if certain liquidity thresholds are not met.

Accrued interest related to the Credit Facility as of August 1, 2009 was approximately $0.1 million and is classified as a short-term liability on the Company’s Condensed Consolidated Balance Sheets included in accrued expenses and other current liabilities.

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

Capital Lease

On August 25, 2008, the Company entered into a capital lease relating to certain computer equipment with a four year term. The computer equipment was placed in service on February 1, 2009. The following table presents leased assets by major class:

	Periods ending
	August 1, 2009	January 31, 2009
	(in thousands)
Computer equipment	$1,638	$1,638

	1,638	1,638
Less accumulated depreciation and amortization	(164)	—

Net property and equipment	$1,474	$1,638

The Company had no capital leases at August 2, 2008.

Future minimum lease payments under the capital lease as of August 1, 2009 are as follows:

Fiscal Year	(in thousands)
2009	$212
2010	424
2011	424
2012	248
2013	—
Thereafter	—

Total	1,308

Less weighted average interest rate of 1.8% on capital lease	36

Total principal, excluding interest	$1,272

Operating Leases

Future minimum lease payments under non-cancelable operating leases, as well as offsetting sublease rental income, as of August 1, 2009 are as follows:

Fiscal Year	(in thousands)
2009	$97,336
2010	183,113
2011	166,494
2012	148,382
2013	137,603
Thereafter	486,888

Total	1,219,816

Sublease rentals	28,440

Net rentals	$1,191,376

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8.	Debt, Capital Leases, and Operating Leases (continued)

Other

There was $2.6 million, $2.2 million and $1.7 million included in accrued expenses and other current liabilities and $1.3 million, $3.4 million and $2.0 million included in other liabilities on the Condensed Consolidated Balance Sheets at August 1, 2009, January 31, 2009 and August 2, 2008, respectively, related to borrowings for the purchase of fixed assets. In addition, in connection with the sublease of excess corporate office space, the Company received a $0.6 million deposit, held as restricted cash, which is included in other assets with an offsetting long-term liability included in other liabilities on the Company’s Condensed Consolidated Balance Sheet at August 1, 2009.

9.	Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(in thousands)		(in thousands)
Net periodic pension cost:
Interest cost	525	500	1,050	1,000
Expected return on plan assets	(380)	(600)	(760)	(1,200)
Amortization of actuarial loss	315	35	630	70
Settlement loss	560	—	560	—

Net periodic pension cost	$1,020	$(65)	$1,480	$(130)

For the three and six months ended August 1, 2009, the total amount of lump sum payments made to plan participants exceeded the anticipated interest cost for Fiscal 2009. As a result, a non-cash settlement charge of $0.6 million was recorded.

The Company was not required to make and did not make any contributions to its pension plan during the quarters and six months ended August 1, 2009 and August 2, 2008.

10.	Securities Repurchase Program

In August 2007, the Company’s Board of Directors approved a $300 million securities repurchase program (the “August 2007 Program”). Under the August 2007 Program, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate and other purposes. There were no repurchases made under the August 2007 program during the quarter and six months ended August 1, 2009. During the quarter and six months ended August 2, 2008, the Company repurchased 2,599,507 shares and 4,108,183 shares, respectively, of its common stock at a cost of approximately $65.5 million and $100.8 million, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

11.	Income Taxes

The following table shows the Company’s effective income tax rate for the quarters and six months ended August 1, 2009 and August 2, 2008:

	Quarters Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Effective income tax rate	30.5%	37.4%	30.2%	37.5%

The Company’s effective income tax rate decreased for the quarter and six months ended August 1, 2009 due to the impact of permanent items in a period of net loss versus a period of net income and a change in the mix of earnings in various state taxing jurisdictions, as well as certain discrete items for both periods.

12.	Comprehensive (Loss)/Income

The components of comprehensive (loss)/income are shown below (in thousands):

	Quarters Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Net (loss)/income	$(18,004)	$29,250	$(20,318)	$55,147
Amortization of actuarial loss, net of taxes of approximately $119 and $13, respectively, and approximately $239 and $22, respectively	195	22	391	48
Pension settlement charge, net of taxes of approximately $213 and $0, respectively, and approximately $213 and $0, respectively	347	—	347	—
Temporary impairment of available-for-sale securities (See Note 3)	—	(108)	—	(412)

Comprehensive (loss)/income	$(17,462)	$29,164	$(19,580)	$54,783

13.	Legal Proceedings

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

General

AnnTaylor Stores Corporation (the “Company”, “we”, “us” and “our”), through its wholly owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “LOFT,” “Ann Taylor Factory” and “LOFT Outlet” brands. The Ann Taylor brand is focused on offering chic, sophisticated and feminine clothing across her lifestyle needs, from modern wearable separates for every day, to powerful pieces for big days, to the perfect item to wear for special events and a casual chic for relaxing with friends and family. LOFT is the ultimate casual, fashionable and fun retail destination for women. LOFT offers women’s clothing that is feminine and on-trend as well as versatile clothing staples in the latest colors and styles, all at unexpected prices. Our Ann Taylor Factory and LOFT Outlet businesses offer past season best sellers from the Ann Taylor and LOFT merchandise collections and are natural extensions of those brands in the outlet environment. As of August 1, 2009, we operated 933 stores in 46 states, the District of Columbia and Puerto Rico, and also Online stores at www.anntaylor.com and www.anntaylorLOFT.com. Unless the context indicates otherwise, all references herein to the Company, we, us and our include the Company and its wholly owned subsidiaries.

Management Overview

The macroeconomic pressure and the resulting weak consumer spending environment that began last Fall continued to impact our sales performance throughout the second quarter of Fiscal 2009. We anticipated much of this, and managed our business conservatively through lean inventories, solid expense control and a focus on maximizing gross margin performance. As a result of this strategy, and somewhat better-than-anticipated sales results at LOFT, we were able to deliver bottom-line performance that was ahead of our expectations. While these results and the progress we are making at the brands in preparation for Fall are encouraging, we were not satisfied with the overall sales performance during the quarter. Sales for the second quarter of Fiscal 2009 decreased 20.6% to $470.2 million, with comparable store sales decreasing 22.5%.

Savings generated under our multi-year strategic restructuring program, along with other expense reductions, helped to mitigate some of the top-line softness we experienced in the second quarter. During the quarter, we further expanded our restructuring initiatives through incremental workforce reductions in our corporate and divisional organizations, changes to our field staffing model, further optimization of our real estate portfolio and expansion of our strategic non-merchandise procurement initiative. These actions, together with previously announced restructuring initiatives, are now expected to generate a total of $125 million in ongoing annualized savings by Fiscal 2010. During the second quarter, we recorded pre-tax restructuring charges of $31 million associated with our restructuring initiatives.

At Ann Taylor, net sales during the second quarter declined 41.4%, driven by a 38.0% decline in comparable store sales. This performance reflected the continued disproportionate impact of the current recession on the aspirational luxury sector in general and, more specifically, on women’s wear-to-work attire, a core offering of the Ann Taylor brand. Consumers also remained cautious and selective in their purchases, updating their wardrobes with fewer pieces and seeking incentives for purchase. In addition, our Spring product assortment should have offered more versatility and wardrobability, and did not yet reflect the evolution of the brand that begins in the Fall season to a more modern, chic and sophisticated viewpoint. During the quarter, we took a highly promotional stance to clear through Spring product and, as a result of these efforts, Ann Taylor stores ended the second quarter with inventory down 30% on a per square foot basis compared to last year. As earlier anticipated, Ann Taylor’s second quarter gross margin performance was pressured by our highly aggressive promotional stance. However, this strategy also successfully positioned Ann Taylor stores to begin the third quarter with a clean in-store environment in preparation for the gradual introduction of our new Fall season product.

LOFT achieved a solid second quarter. LOFT product resonated well with consumers and sales trends improved over the first quarter of Fiscal 2009. Net sales declined 16.3% and comparable store sales declined 15.4%, reflecting the continued negative impact of the recession on women’s apparel. We achieved a solid gross margin rate during the quarter as a result of our disciplined inventory management and greater product acceptance, the latter of which also led to an improved conversion rate. LOFT also entered the third quarter with total inventory per square foot down 30% versus last year, which is expected to support a continued focused, strategic promotional stance and a strong gross margin rate in the third quarter.

Our Factory and internet businesses were also impacted by the soft consumer environment, although the overall sales impact was less significant and gross margin rates remained solid.

During the quarter, we opened two LOFT stores, one Ann Taylor Factory store and one LOFT Outlet store. We also closed three Ann Taylor stores and seven LOFT stores during the quarter in connection with the real estate component of our restructuring initiatives and plan to close an additional 38 stores during the remainder of Fiscal 2009. At the end of the second quarter, the total store count was 933, comprised of 315 Ann Taylor stores, 508 LOFT stores, 92 Ann Taylor Factory stores and 18 LOFT Outlet stores.

In addition to our ongoing focus on reducing our cost structure and conservatively positioning inventory levels, we also aggressively and effectively managed cash. During the second quarter, we paid down $50 million in revolver borrowings and ended the quarter with $204 million in cash, including the $75 million in remaining revolver borrowings.

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

Results of Operations

The following table sets forth data from our consolidated statement of operations expressed as a percentage of net sales:

	Quarters Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.6	47.6	46.1	47.2

Gross margin	52.4	52.4	53.9	52.8
Selling, general and administrative expenses	51.1	44.0	53.4	44.8
Restructuring charges	6.6	0.5	3.6	0.6

Operating (loss)/income	(5.3)	7.9	(3.1)	7.4
Interest income	0.1	0.1	0.1	0.1
Interest expense	0.2	0.1	0.2	0.1

(Loss)/income from before income taxes	(5.4)	7.9	(3.2)	7.4
Income tax (benefit)/provision	(1.6)	3.0	(0.9)	2.7

Net (loss)/income	(3.8)%	4.9%	(2.3)%	4.7%

The following table sets forth selected data from our consolidated statements of operations expressed as a percentage change from the comparable prior period.

	Quarters Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	increase (decrease)		increase (decrease)

Net sales	(20.6)%	(3.6)%	(24.2)%	(0.9)%
Operating (loss)/income	(154.1)%	(8.9)%	(131.8)%	(12.8)%
Net (loss)/income	(161.6)%	(7.7)%	(136.8)%	(12.7)%

Sales and Store Data

The following table sets forth certain sales and store data:

	Quarters Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales (in thousands)
Total Company	$470,229	$592,315	$896,976	$1,183,978
Ann Taylor	108,865	185,735	216,298	383,337
LOFT	250,532	299,144	473,762	594,101
Other	110,832	107,436	206,916	206,540

Comparable store sales percentage increase/(decrease) (a)
Total Company	(22.5)%	(10.8)%	(26.6)%	(7.7)%
Ann Taylor	(38.0)%	(14.3)%	(40.4)%	(12.8)%
LOFT	(15.4)%	(8.6)%	(19.8)%	(4.3)%

Sales and Store Data (Continued)

	Quarters Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Average dollars per transaction
Total Company	$60.26	$68.90	$65.02	$75.38
Ann Taylor	65.89	78.30	71.40	85.88
LOFT	55.61	62.16	60.54	67.79

Average units per transaction
Total Company	2.40	2.37	2.40	2.43
Ann Taylor	1.95	2.00	1.99	2.08
LOFT	2.40	2.39	2.41	2.45

Average unit retail sold
Total Company	$25.11	$29.07	$27.09	$31.02
Ann Taylor	33.79	39.15	35.88	41.29
LOFT	23.17	26.01	25.12	27.67

Net sales per average gross square foot (b)
Total Company	$86	$107	$163	$215
Ann Taylor	64	100	126	207
LOFT	83	98	158	195

Total store square footage at end of period (in thousands) (b)
Total Company	5,486	5,609
Ann Taylor	1,700	1,846
LOFT	2,995	3,070

Number of:
Stores open at beginning of period	939	941	935	929
New stores	4	23	13	48
Closed stores	(10)	(5)	(15)	(18)

Stores open at end of period	933	959	933	959

Expanded stores	—	3	1	8

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening.
(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales decreased 20.6% and 24.2% during the quarter and six months ended August 1, 2009, respectively, over the comparable 2008 periods. The decrease in net sales for both periods was primarily due to lower traffic and the resulting impact on transactions combined with lower AURs and DPTs. These results reflect the current recessionary environment and its impact on discretionary retail spending, particularly for women’s specialty retailers, as well as product misses at Ann Taylor. The decrease in net sales was also consistent with the decrease in comparable store sales for the quarter and six months ended August 1, 2009. By division, Ann Taylor’s net sales decreased $76.8 million, or 41.4%, and $167.0 million or 43.6% for the quarter and six months ended August 1, 2009, respectively. At LOFT, net sales decreased $48.6 million, or 16.3%, and $120.3 million or 20.3% for the quarter and six months ended August 1, 2009, respectively.

Cost of Sales and Gross Margin

The following table shows cost of sales and gross margin in dollars and the related gross margin percentages for the quarters and six months ended August 1, 2009 and August 2, 2008:

	Quarters Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(dollars in thousands)		(dollars in thousands)
Cost of sales	$224,056	$282,113	$413,945	$558,851
Gross margin	$246,173	$310,202	$483,031	$625,127
Gross margin as a percentage of net sales	52.4%	52.4%	53.9%	52.8%

Gross margin as a percentage of net sales for the quarter ended August 1, 2009 was consistent with the prior year. The benefit of higher full price sales as a percentage of total sales at LOFT due to a product offering that resonated with clients was offset by lower gross margin rates on markdown sales at Ann Taylor. This solid gross margin performance was also due to improved inventory management across all divisions.

The increase in gross margin as a percentage of net sales for the six months ended August 1, 2009 as compared to the comparable 2008 period primarily reflected higher full price sales as a percentage of total sales across all divisions and lower inventory levels throughout the period led to lower markdown goods for sale.

Selling, General and Administrative Expenses

The following table shows selling, general and administrative expenses in dollars and as a percentage of net sales for the quarters and six months ended August 1, 2009 and August 2, 2008:

	Quarters Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(dollars in thousands)		(dollars in thousands)
Selling, general and administrative expenses	$240,208	$260,552	$478,819	$530,521
Percentage of net sales	51.1%	44.0%	53.4%	44.8%

The decrease in selling, general and administrative expenses for the quarter and six months ended August 1, 2009 as compared to the comparable 2008 period primarily reflects the benefit of our restructuring program and cost savings initiatives, with the majority of the savings being payroll and tenancy related, partially offset by increased costs related to LOFT Outlet, which were not significant in the comparable prior year period. The increase in selling, general and administrative expenses as a percentage of net sales for the quarter and six months ended August 1, 2009 as compared to the comparable 2008 period was primarily due to the impact of fixed cost deleveraging resulting from lower net sales.

Restructuring Charges

The following table presents restructuring charges in dollars and as a percentage of net sales for the quarters and six months ended August 1, 2009 and August 2, 2008:

	Quarters Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(dollars in thousands)		(dollars in thousands)
Restructuring charges	$31,128	$3,146	$32,092	$6,868
Percentage of net sales	6.6%	0.5%	3.6%	0.6%

During the quarters and six months ended August 1, 2009 and August 2, 2008, we recorded restructuring charges related to the non-cash write-down of store assets, severance and other costs incurred during the periods. See “Liquidity and Capital Resources” and Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest Income

The following table shows interest income in dollars and as a percentage of net sales for the quarters and six months ended August 1, 2009 and August 2, 2008:

	Quarters Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(dollars in thousands)		(dollars in thousands)
Interest income	$291	$469	$564	$1,261
Percentage of net sales	0.1%	0.1%	0.1%	0.1%

Interest income decreased for both the quarter and six months ended August 1, 2009 due to lower interest rates and less cash provided by operating activities over the past year, partially offset by higher average cash balances due to our borrowings under our Credit Facility during the six months ended August 1, 2009.

Interest Expense

The following table shows interest expense in dollars and as a percentage of net sales for the quarters and six months ended August 1, 2009 and August 2, 2008:

	Quarters Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(dollars in thousands)		(dollars in thousands)
Interest expense	$1,031	$277	$1,810	$701
Percentage of net sales	0.2%	0.1%	0.2%	0.1%

Interest expense includes various charges, the largest of which are interest and fees related to our Credit Facility. The increase in interest expense for the quarter and six months ended August 1, 2009 compared to the prior year periods is due primarily to interest on borrowings under the Credit Facility. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $15.1 million, $33.8 million and $52.5 million as of August 1, 2009, January 31, 2009 and August 2, 2008, respectively. There were no borrowings outstanding under the Credit Facility at January 31, 2009, or at any point during Fiscal 2008. We repaid $50 million of these revolver borrowings in July 2009, reducing the outstanding balance to $75 million at August 1, 2009, and as of the date of this filing. The remaining $75 million approximates fair value since the interest rates are periodically adjusted to reflect current market rates. We have no immediate plans to utilize the remaining borrowings under our Credit Facility and will continue to evaluate opportunities for future repayment of the remaining balance. See “Liquidity and Capital Resources” and Note 8, Debt and Capital Leases in the Notes to Condensed Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes

The following table shows our effective income tax rate for the quarters and six months ended August 1, 2009 and August 2, 2008:

	Quarters Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Effective income tax rate	30.5%	37.4%	30.2%	37.5%

Our effective income tax rate decreased for the quarter and six months ended August 1, 2009 due to the impact of permanent items in a period of net loss versus a period of net income and a change in the mix of earnings in various state taxing jurisdictions, as well as certain discrete items for both periods.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of our liquidity:

	August 1, 2009	January 31, 2009	August 2, 2008
	(dollars in thousands)
Working capital	$136,538	$118,013	$158,692
Current ratio	1.39:1	1.39:1	1.51:1

Operating Activities

Cash provided by operating activities was $44.4 million for the six months ended August 1, 2009, compared with $115.4 million for the six months ended August 2, 2008. The decrease in cash provided by operating activities for the six months ended August 1, 2009, compared with the six months ended August 2, 2008, was primarily due to the net loss in the current period compared to net income in the comparable prior year period. This, combined with an increase in cash used for accounts payable and lower inventory purchases, the latter of which had a less favorable impact on cash as compared to the prior year, were offset by cash received in the current year period for income tax refunds. Merchandise inventories on a per square foot basis decreased approximately 28% as compared to the prior year.

Investing Activities

Cash used for investing activities was $26.6 million for the six months ended August 1, 2009, compared with $45.8 million for the six months ended August 2, 2008. The change in cash used for investing activities was primarily due to less cash used to purchase property and equipment, and the impact during the prior year period of liquidating $9 million in auction rate securities.

Financing Activities

Cash provided by financing activities was $73.8 million for the six months ended August 1, 2009, compared with cash used of $95.8 million for the six months ended August 2, 2008. The change in cash provided by financing activities was primarily due to cash borrowings under our Credit Facility, net of repayments, and a decrease in stock repurchase activity for the six months ended August 1, 2009.

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

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $15.1 million, $33.8 million and $52.5 million as of August 1, 2009, January 31, 2009 and August 2, 2008, respectively, leaving a remaining available balance for loans and letters of credit of $50.5 million, $115.0 million and $173.9 million, respectively. There were no borrowings outstanding under the Credit Facility at January 31, 2009 or at any point during Fiscal 2008. On March 5, 2009, we borrowed $125 million from our Credit Facility. We subsequently repaid $50 million of these revolver borrowings in July 2009, reducing the outstanding balance to $75 million at August 1, 2009 and as of the date of this filing. We have no immediate plans to utilize the remaining borrowings under our Credit Facility and will continue to evaluate opportunities for future repayment of the remaining balance.

The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens, and a fixed charge coverage ratio covenant that is triggered if certain liquidity thresholds are not met. In addition, the Credit Facility permits us to pay cash dividends (and permits dividends by AnnTaylor, Inc. to fund such cash dividends) subject to certain Liquidity requirements (as defined in the Credit Facility) and other conditions as set forth in the Credit Facility. Certain of our subsidiaries are also permitted to: pay dividends to us to fund certain taxes owed us; fund ordinary operating expenses not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year (with certain stated exceptions); and for certain other stated purposes (subject to certain exceptions).

Other

The recent distress in the financial markets has caused declines in consumer confidence and spending, extreme volatility in securities prices, diminished liquidity and credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and have responded with further expansion of our strategic restructuring program, scaled back planned capital expenditures in Fiscal 2009 and, in addition, have implemented a conservative approach to discretionary spending, including our stock repurchase program. If the national, or global, economies or credit market conditions in general were to deteriorate further in the future, it is possible that such deterioration could put additional pressure on consumer spending and negatively affect our cash flows. Although we have available borrowing capacity under our Credit Facility, tightening of the credit markets could also make it more difficult for us to access these funds, enter into agreements for new indebtedness or obtain funding through the issuance of our securities. The effects of these changes could also require us to make additional changes to our current plans and strategy. Additionally, although our levels of net cash provided by operating activities may be negatively affected by general economic conditions, we believe that we will continue to generate positive cash flow from operations, which, along with our available cash and borrowing capacity under our Credit Facility, will provide the means needed to fund our operations for the foreseeable future. At August 1, 2009, substantially all of our cash was invested in money market funds. These money market funds invest substantially all of their assets in U.S. Treasury Securities.

On January 30, 2008, we initiated a multi-year, strategic restructuring program designed to enhance profitability and improve overall operating effectiveness. This program, the result of a comprehensive review of our cost structure, included closing 117 underperforming stores over the Fiscal 2008 to Fiscal 2010 period, eliminating 180 corporate positions and initiating a broad-based productivity initiative that included, among other things, centralized procurement of non-merchandise goods and services, outsourcing certain activities and optimizing store productivity and effectiveness.

During Fiscal 2008, we implemented additional actions that built upon this multi-year, strategic restructuring program. These actions included a further organizational streamlining, which resulted in the elimination of 260 additional corporate and divisional positions, and expansion of our store closing plans, including identification of 46 additional underperforming stores.

On July 30, 2009, we expanded our multi-year strategic restructuring program, initiating additional actions designed to further reduce our cost structure and improve overall efficiency and effectiveness. These actions included further organizational streamlining, changes to our field staffing model and further optimization of our real estate portfolio. As a result of these changes, we now expect total ongoing annualized savings of approximately $125 million by Fiscal 2010.

Based on a comprehensive review of our corporate and divisional organizations, we eliminated an additional 160 positions in an effort designed to further increase span of control, eliminate redundancy and improve operating efficiency and effectiveness. As a result of these and earlier restructuring-related organizational streamlining efforts, we consolidated our New York-based corporate and divisional associates at our 7 Times Square corporate headquarters and vacated approximately 71,916 square feet of leased office space in New York City.

In addition to these actions, we also performed a comprehensive review of our remaining store portfolio and identified an additional 66 stores that failed to deliver an acceptable long-term return on investment. As a result, we now expect to close a total of 190 stores in connection with its restructuring initiatives during the Fiscal 2008 to Fiscal 2010 program period and an additional 39 stores in Fiscal 2011 and beyond, the majority of which will be closed in accordance with termination rights in our existing leases. We closed 60 stores in during Fiscal 2008 and an additional 15 stores during the first six months of Fiscal 2009. We now expect to close 38 stores during the remainder of Fiscal 2009 and 77 stores in Fiscal 2010. Of the 15 stores that were closed during the six months ended August 1, 2009, 5 were Ann Taylor stores and 10 were LOFT stores.

We now expect total pre-tax expenses associated with our restructuring initiatives in the range of $130 to $140 million, which includes the $95 to $100 million previously anticipated under the program, plus incremental costs of approximately $35 to $40 million associated with our July 30, 2009 actions. These costs and charges are estimates and may vary materially based on various factors, including, among other things, timing in execution of the restructuring program, outcome of negotiations with landlords and other third parties and changes in our assumptions and projections. Approximately $92 million in restructuring costs were recognized during Fiscal 2007 and Fiscal 2008.

During the second quarter of Fiscal 2009, we recognized a pre-tax charge of $31.1 million in connection with the expansion of our restructuring initiatives. Of this amount, approximately $14.3 million were non-cash charges related to the write-down of store and corporate assets, approximately $6.7 were cash charges primarily related to the sublease of excess office space in New York City and approximately $10.1 million were cash charges for severance and other costs related to expansion of our restructuring program.

On April 16, 2009, General Growth Properties, Inc. (“GGP”) and many of its affiliates (collectively “GGP Debtors”) filed for protection under Chapter 11 of the United States Bankruptcy Code. We currently operate 109 stores that the GGP Debtors and certain of their non-debtor affiliates own, manage, or control. Based on the information currently available, we do not anticipate that the GGP Debtor’s bankruptcy will have a material adverse effect on our operations or financial results.

As a result of losses experienced in global equity markets, our pension funds experienced negative returns for Fiscal 2008 which in turn will create increased pension costs in 2009. Our pension plan is invested in readily-liquid investments, primarily equity and debt securities. Continued deterioration in the financial markets may require us to make a contribution to our pension plan in Fiscal 2009. For the three and six months ended August 1, 2009, the total amount of lump sum payments made to plan participants exceeded the anticipated interest cost for Fiscal 2009. As a result, a non-cash settlement charge of $0.6 million was recorded.

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

Recent Accounting Pronouncements

Recently Issued Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 seeks to improve financial reporting by providing a short-term solution to address inconsistencies in practice relating to the existing concepts in SFAS No. 140, such as eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance. SFAS No. 166 is effective for annual financial periods beginning after November 15, 2009, and interim periods within that annual period, and thereafter, and shall be applied prospectively. Early adoption is prohibited. We are in the process of evaluating SFAS No. 166 and do not expect it will have a significant impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 seeks to improve financial reporting by requiring that entities perform an analysis to determine whether any variable interest or interests that they have give them a controlling financial interest in a variable interest entity. SFAS No. 167 is effective for annual financial periods beginning after November 15, 2009, and interim periods within that annual period, and thereafter, and shall be applied prospectively. Early adoption is prohibited. We are in the process of evaluating SFAS No. 167 and do not expect it will have a significant impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. Upon adoption, the FASB Accounting Standards Codification (“ASC”) established by SFAS No. 168 will become the source of authoritative generally accepted accounting principles in the United States, and will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. SFAS No. 168 is effective for interim and annual financial periods beginning after September 15, 2009. We are in the process of evaluating SFAS No. 168 and do not expect it will have a significant impact on our Consolidated Financial Statements.

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

Recently Adopted Standards

In June 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (“SAB No. 111”). SAB No. 111 clarifies the SEC’s position related to other-than-temporary impairments of debt and equity securities and was issued in order to make the relevant interpretive SEC guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. We adopted SAB No. 111 on June 4, 2009, the date of its issuance. The adoption of SAB No. 111 did not have any impact on our Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 seeks to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 introduces the concept of financial statements being available to be issued, and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted SFAS No. 165 during the second quarter of Fiscal 2009. See Note 1, Basis of Presentation, for the disclosure required under SFAS No. 165.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. We adopted FSP FAS No. 107-1 and APB No. 28-1 during the second quarter of Fiscal 2009. At August 1, 2009, we believe that the carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value due to the short maturity of these financial instruments. We believe that the balance of the Credit Facility at August 1, 2009 approximates fair value since the interest rates are periodically adjusted to reflect current market rates. See Note 3, Investments, for further disclosures required under FSP FAS No. 107-1 and APB No. 28-1.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance in U.S. generally accepted accounting pronouncements (“GAAP”) for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 115-2 and FAS No. 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. We adopted FSP FAS No. 115-2 and FAS No. 124-2 during the second quarter of Fiscal 2009. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 did not have any impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS No. 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. We adopted FSP FAS No. 157-4 during the second quarter of Fiscal 2009. See Note 3, Investments, for disclosure required under FSP FAS No. 157-4.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the two-class method of computing earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted FSP EITF No. 03-6-1 on February 1, 2009. The adoption of FSP EITF No. 03-6-1 impacted the determination and reporting of earnings per share by requiring the inclusion of unvested restricted stock and performance restricted stock as participating securities, which have the right to share in dividends, if declared, equally with common shareholders. FSP EITF No. 03-6-1 also requires retroactive application to previously reported earnings per share amounts. Including these shares in our earnings per share calculation during periods of net income has the effect of diluting both our basic and diluted earnings per share. However, in periods of net loss, no effect is given to the participating securities since they do not have an obligation to share in the losses of the Company. See Note 6, Net (Loss)/Income Per Share, for further discussion.

On February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. We adopted FSP FAS No. 157-2 on February 1, 2009. See Note 4, Fair Value Measurements, for additional disclosures required under FSP FAS No. 157-2 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. At August 1, 2009 substantially all of our cash was invested in money market funds. These money market funds invest substantially in US Treasury Securities.

We have interest rate risk, as borrowings under our credit facility are based on variable market interest rates. As of August 1, 2009, we had $75 million of debt outstanding under our credit facility. As of this date, the interest rate on these obligations was 2.05%.

At each of the periods ended August 1, 2009, January 31, 2009, and August 2, 2008 we had $6.0 million invested in auction rate securities with a fair market value of $5.7 million, $5.8 million, and $5.6 million, respectively. The approximate net carrying value of these investments represents our best estimate of the fair value of these investments based on available information on those dates.

We classified the net carrying value of our remaining investment in auction rate securities as long-term, included in other assets, on our Condensed Consolidated Balance Sheets as of January 31, 2009 and August 2, 2008. However, since we have auction rate security rights that enable us to sell our auction rate securities back to UBS at par value anytime during the two year period beginning June 30, 2010, and because we intend to exercise this right as soon as practicably possible, as of August 1, 2009, we reclassified the net carrying value of our remaining investment in auction rate securities as short term, included in short term investments on its Condensed Consolidated Balance Sheets at August 1, 2009.

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these auction rate securities were classified as available-for-sale and were carried at fair market value as of August 2, 2008. During the quarter and six months ended August 2, 2008 we recorded a temporary impairment charge of approximately $0.1 and $0.4 million, respectively, to accumulated other comprehensive loss related to our investment in auction rate securities.

On November 14, 2008, we entered into a settlement agreement with UBS AG (“UBS”). As a result of the settlement agreement with UBS, we reclassified these auction rate securities from available-for-sale securities to trading securities, and all previously recorded temporary impairment charges were charged to earnings in accordance with SFAS No. 115. During the quarter and six months ended August 1, 2009, unrealized losses related to these securities recognized in earnings and included in interest income on our Condensed Consolidated Statements of Operations were $0.1 million and $0.1 million, respectively.

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

During the second quarter of Fiscal 2009, the Company implemented new computer hardware and software that support its human resources, finance, and reporting functions, which the Company expects will further enhance its control environment by automating certain manual processes and standardizing various processes. Except as discussed above, there was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The current economic downturn has had a significant negative impact on the commercial real estate sector, including large commercial and retail landlords. On April 16, 2009 one of our major national landlords, General Growth Properties, Inc. (“GGP”) and many of its affiliates (collectively “GGP Debtors”) filed petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code (11 U.S.C. § 101 et seq.). We are currently tenants at 109 stores that the GGP Debtors and certain of their non-debtor affiliates own, manage, or control. Approximately 60 of the 109 stores are subject to leases on which a GGP Debtor is a landlord, and the balance of the stores are with affiliates of GGP that did not file for bankruptcy relief on April 16, 2009. As a result of the bankruptcy filing, the GGP Debtors may have or seek to exercise certain rights that could potentially negatively impact us, including without limitation the right to assume or reject all or any of the store leases to which a GGP Debtor is a party. The GGP Debtors may also pursue the sale or other disposition of the mall properties in which our stores are located, which could adversely affect our leases. Moreover, if a GGP Debtor or any buyer of a GGP Debtor’s property is unable to continue to operate its malls in a first class condition and otherwise perform its obligations as landlord, including without limitation its repair and maintenance obligations, then our sales and operating results in those malls could be adversely affected. While we are taking steps to control and mitigate any adverse effects of the GGP Debtor’s bankruptcy, there can be no assurance that all significant impacts can be avoided. Nor can there be any assurance that other affiliates of GGP do not file for bankruptcy and adversely affect additional leases.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)

May 3, 2009 to May 30, 2009	1,268	$7.58	—	$159,083
May 31, 2009 to July 4, 2009	—	—	—	159,083
July 5, 2009 to August 1, 2009	707	7.50	—	159,083

	1,975		—

(a)	Represents shares of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced program.
(b)	The $300 million securities repurchase program approved by our Board of Directors on August 23, 2007 will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors. There were no shares purchased under this program during the six months ended August 1, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

The AnnTaylor Stores Corporation 2009 Annual Meeting of Stockholders was held on May 13, 2009. The following matters were voted upon and approved by the Company’s stockholders at the meeting:

1.	Election of Directors.

	For	Against	Abstained

James J. Burke, Jr.	47,418,416	4,833,484	839,245
Kay Krill	47,405,874	4,838,552	846,719

2.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2009.

For	Against	Abstaining

52,848,185	219,833	23,127

Item 6.	Exhibits

Exhibit Number	Description

*10.1	Trademark Assignment Agreement, dated July 15, 2009, between AnnTaylor Sourcing Far East Limited, Annco, Inc. and Guangzhou Pan Yu San Yuet Fashion Manufactory Ltd.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: August 21, 2009	By:	/s/ Kay Krill
Kay Krill
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2009	By:	/s/ Michael J Nicholson
Michael J. Nicholson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

*10.1	Trademark Assignment Agreement, dated July 15, 2009, between AnnTaylor Sourcing Far East Limited, Annco, Inc. and Guangzhou Pan Yu San Yuet Fashion Manufactory Ltd.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.