Form 10-Q
period 2009-10-31
ANNTAYLOR STORES CORP
filed 2009-11-20
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 16, 2009
Common Stock, $.0068 par value	58,772,976

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

•

the uncertainties of sourcing associated with the current environment, including changes in sourcing patterns resulting from legislation relating to import quotas, the imposition of duties, or other possible trade law or import restrictions;

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

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters and Nine Months Ended October 31, 2009 and November 1, 2008

(unaudited)

	Quarters Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(in thousands, except per share amounts)
Net sales	$462,410	$527,216	$1,359,386	$1,711,194
Cost of sales	197,555	270,060	611,500	828,911

Gross margin	264,855	257,156	747,886	882,283
Selling, general and administrative expenses	246,200	254,770	725,019	785,268
Restructuring charges	630	19,893	32,722	26,761
Asset impairment charges	15,318	2,741	15,318	2,764

Operating income/(loss)	2,707	(20,248)	(25,173)	67,490
Interest income	186	311	750	1,571
Interest expense	788	325	2,598	1,025

Income/(loss) before income taxes	2,105	(20,262)	(27,021)	68,036
Income tax provision/(benefit)	36	(6,815)	(8,772)	26,336

Net income/(loss)	$2,069	$(13,447)	$(18,249)	$41,700

Earnings per share:
Basic earnings/(loss) per share	$0.04	$(0.24)	$(0.32)	$0.71

Weighted average shares outstanding	56,855	56,252	56,727	57,697

Diluted earnings/(loss) per share	$0.03	$(0.24)	$(0.32)	$0.71

Weighted average shares outstanding assuming dilution	58,037	56,252	56,727	57,861

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

October 31, 2009, January 31, 2009 and November 1, 2008

(unaudited)

	October 31, 2009	January 31, 2009	November 1, 2008
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$134,104	$112,320	$80,687
Short term investments	5,698	—	—
Accounts receivable	26,283	14,081	23,421
Refundable income taxes	7,717	35,270	—
Merchandise inventories	211,194	173,447	274,450
Deferred income taxes	28,475	25,422	33,925
Prepaid expenses and other current assets	62,196	63,056	61,406

Total current assets	475,667	423,596	473,889
Property and equipment, net	388,370	469,687	545,958
Goodwill	—	—	286,579
Deferred financing costs, net	1,048	1,275	1,370
Deferred income taxes	42,082	53,253	25,840
Other assets	7,064	12,628	20,051

Total assets	$914,231	$960,439	$1,353,687

Liabilities and Stockholders’ Equity
Current liabilities
Trade notes and accounts payable	$92,228	$109,205	$118,835
Accrued salaries and bonus	27,426	23,883	26,103
Accrued tenancy	44,332	42,710	44,693
Gift certificates and merchandise credits redeemable	35,842	45,605	38,043
Accrued expenses and other current liabilities	81,861	84,180	89,698

Total current liabilities	281,689	305,583	317,372
Deferred lease costs	194,864	217,614	224,646
Deferred income taxes	1,673	1,898	1,633
Other liabilities	25,271	18,832	18,560

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,476,328, 82,476,328 and 82,476,328 shares issued, respectively	561	561	561
Additional paid-in capital	773,450	791,852	788,638
Retained earnings	414,253	432,502	808,108
Accumulated other comprehensive loss	(6,648)	(7,702)	(4,230)

	1,181,616	1,217,213	1,593,077

Treasury stock, 23,695,785, 25,220,809 and 25,358,195 shares respectively, at cost	(770,882)	(800,701)	(801,601)

Total stockholders’ equity	410,734	416,512	791,476

Total liabilities and stockholders’ equity	$914,231	$960,439	$1,353,687

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended October 31, 2009 and November 1, 2008

(unaudited)

	Nine Months Ended
	October 31, 2009	November 1, 2008
	(in thousands)
Operating activities:
Net (loss)/income	$(18,249)	$41,700
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Deferred income taxes	7,285	(7,626)
Depreciation and amortization	79,641	93,639
Loss on disposal and write-down of property and equipment	16,598	2,761
Non-cash compensation expense	11,526	9,023
Non-cash interest and other non-cash items	2,021	438
Non-cash restructuring charges	15,077	11,024
Tax deficiency from exercise/vesting of stock awards	(1,472)	(512)
Changes in assets and liabilities:
Accounts receivable	(12,202)	(6,477)
Merchandise inventories	(37,747)	(23,753)
Prepaid expenses and other current assets	1,169	6,548
Refundable income taxes	27,553	—
Other non-current assets and liabilities, net	(13,868)	(5,495)
Trade notes, accounts payable and accrued expenses	(24,887)	(7,101)

Net cash provided by operating activities	52,445	114,169

Investing activities:
Purchases of marketable securities	(409)	(927)
Sales of marketable securities	696	9,277
Restricted cash received for sublease	(617)	—
Purchases of property and equipment	(29,403)	(83,194)

Net cash used for investing activities	(29,733)	(74,844)

Financing activities:
Proceeds from draw down of credit facility	125,000	—
Repayments of credit facility	(125,000)	—
Proceeds from the issuance of common stock pursuant to the Associate Discount Stock Purchase Plan	1,638	2,095
Proceeds from exercise of stock options	93	3,864
Excess tax benefits from stock-based compensation	45	365
Repurchases of common and restricted stock	(368)	(103,208)
Proceeds from fixed asset financing	—	7,578
Repayments of fixed asset financing and capital lease obligations	(2,336)	(2,032)
Payments of deferred financing cost	—	(1,325)

Net cash used for financing activities	(928)	(92,663)

Net increase/(decrease) in cash	21,784	(53,338)
Cash and cash equivalents, beginning of period	112,320	134,025

Cash and cash equivalents, end of period	$134,104	$80,687

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,576	$758

Income taxes	$3,403	$35,541

Property and equipment acquired through capital lease	$—	$1,638

Accrual for purchases of property and equipment	$12,662	$9,570

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The Condensed Consolidated Financial Statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. Subsequent events have been evaluated through November 20, 2009.

The results of operations for the 2009 interim periods presented in the Condensed Consolidated Financial Statements (unaudited) are not necessarily indicative of results to be expected for Fiscal 2009.

The January 31, 2009 Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet of AnnTaylor Stores Corporation (the “Company”).

Asset impairment charges previously included in selling, general and administrative expenses on the consolidated statements of operations for the quarter and nine months ended November 1, 2008 have been reclassified to a separate line item to conform to the presentation for the quarter and nine months ended October 31, 2009.

Detailed footnote information is not included in this Report. The financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

2. Summary of Significant Accounting Policies

Except as set forth below, there have been no material updates or changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Revenue Recognition

In October 2008, the Company launched an enhanced credit card program, which offers eligible clients the choice of a private label or a co-branded credit card. All new cardholders are automatically enrolled in the Company’s exclusive rewards program, which is designed to recognize and promote client loyalty. As part of the program, the Company received an upfront signing bonus from the sponsoring bank. The Company also receives ongoing bounties for new accounts activated, as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting under Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition, and accordingly will be recognized into revenue ratably based on the total projected revenues over the term of the agreement. During the quarter and nine months ended October 31, 2009, the Company recognized approximately $8.0 million and $12.0 million of revenue related to the credit card program, respectively. No material revenue was recognized under this program during the quarter or nine months ended November 1, 2008. At October 31, 2009, January 31, 2009 and November 1, 2008, approximately $7.5 million, $8.5 million and $1.4 million, respectively, of deferred credit card income is included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs related to the customer loyalty program, which are included in cost of sales.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2. Summary of Significant Accounting Policies (continued)

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

In December 2008, the FASB issued amendments to ASC 715-20, Compensation – Retirement Benefits, which require additional detailed disclosures about the assets of a defined benefit pension or other postretirement plans and are effective for fiscal years ending after December 15, 2009. The Company is in the process of evaluating the amendments to ASC 715-20, and does not expect they will have a significant impact on its Consolidated Financial Statements.

Recently Adopted Standards

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value. ASU 2009-05 amends ASC 820-10, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities, and provides clarification of the accounting for circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009-05 is effective for the first reporting period (including interim periods) after its issuance. The Company adopted ASU 2009-05 during the third quarter of Fiscal 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles. Upon adoption, the FASB ASC established by ASC 105-10 becomes the source of authoritative generally accepted accounting principles in the United States, and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. The Company adopted ASC 105-10 during the third quarter of Fiscal 2009. The adoption of ASC 105-10 impacted the Company’s disclosures by eliminating all references to pre-Codification standards, excepting only pre-Codification standards that have not yet been codified.

In June 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB No. 111 clarifies the SEC’s position related to other-than-temporary impairments of debt and equity securities and was issued in order to make the relevant interpretive SEC guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company adopted SAB No. 111 on June 4, 2009, the date of its issuance. The adoption of SAB No. 111 did not have any impact on the Company’s Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2. Summary of Significant Accounting Policies (continued)

Recently Adopted Standards (continued)

In May 2009, the FASB issued amendments to ASC 855-10, Subsequent Events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments to ASC 855-10 introduce the concept of financial statements being available to be issued, and require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the amendments to ASC 855-10 during the second quarter of Fiscal 2009. See Note 1, Basis of Presentation, for the disclosure required under these amendments to ASC 855-10.

In April 2009, the FASB issued amendments to ASC 825-10, Financial Instruments, which require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The amendments to ASC 825-10 also require those disclosures in summarized financial information at interim reporting periods. The amendments to ASC 825-10 are effective for interim reporting periods ending after June 15, 2009. The amendments to ASC 825-10 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company adopted the amendments to ASC 825-10 during the second quarter of Fiscal 2009. See Note 3, Investments, and Note 4, Fair Value Measurements, for further disclosures required under these amendments to ASC 825-10.

In April 2009, the FASB issued amendments to ASC 320-10, Investments – Debt and Equity Securities, which impact the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (“GAAP”) for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. The amendments to ASC 320-10 do not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. The amendments to ASC 320-10 are effective for interim reporting periods ending after June 15, 2009. The amendments to ASC 320-10 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company adopted the amendments to ASC 320-10 during the second quarter of Fiscal 2009. The adoption of the amendments to ASC 320-10 did not have any impact on its Consolidated Financial Statements.

In April 2009, the FASB issued amendments to ASC 820-10, Fair Value Measurements and Disclosures, which provide guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. These amendments to ASC 820-10 include guidance on identifying circumstances that indicate when a transaction is not orderly, and are effective for interim reporting periods ending after June 15, 2009. These amendments to ASC 820-10 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company adopted these amendments to ASC 820-10 during the second quarter of Fiscal 2009. See Note 3, Investments, for disclosure required under these amendments to ASC 820-10.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2. Summary of Significant Accounting Policies (continued)

Recently Adopted Standards (continued)

In June 2008, the FASB issued amendments to ASC 260-10, Earnings Per Share, which require that unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) be considered participating securities and be included in the two-class method of computing earnings per share. These amendments to ASC 260-10 are effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted these amendments to ASC 260-10 on February 1, 2009. The adoption of these amendments to ASC 260-10 impacted the determination and reporting of earnings per share by requiring the inclusion of unvested restricted stock and performance restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. The amendments to ASC 260-10 also required retroactive application to previously reported earnings per share amounts. Including these shares in the Company’s earnings per share calculation during periods of net income has the effect of diluting both its basic and diluted earnings per share. However, in periods of net loss, no effect is given to the participating securities since they do not have an obligation to share in the losses of the Company. See Note 6, Net (Loss)/Income Per Share for further discussion.

In September 2006, the FASB issued amendments to ASC 820-10, Fair Value Measurements and Disclosures. Subsequently, on February 12, 2008, the portion of these amendments related to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis was deferred by the FASB for one year. The Company adopted the partially deferred portion of the amendments to ASC 820-10 on February 1, 2009. See Note 4, Fair Value Measurements, for additional disclosures required under these amendments to ASC 820-10 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements.

3. Investments

The Company had $6.0 million invested in auction rate securities at October 31, 2009, January 31, 2009 and November 1, 2008 with a carrying value of $5.7 million, $5.8 million and $5.2 million, respectively. The approximate net carrying value represents the Company’s best estimate of the fair value of these investments based on available information on those dates. As of October 31, 2009, there was insufficient observable auction rate security market information available to determine the fair value of the auction rate securities or the right obtained in the Company’s settlement with UBS, as discussed below. As such, the auction rate securities and the right obtained in the Company’s settlement with UBS were deemed to require valuation using Level 3 inputs. Consistent with ASC 820-10, Fair Value Measurements and Disclosures, the Company valued the auction rate securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set).

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

Since the Company has auction rate security rights that enable it to sell its auction rate securities back to UBS at par value anytime during the two year period beginning June 30, 2010, and because the Company intends to exercise this right as soon as practicably possible, as of October 31, 2009, the Company has classified the net carrying value of its remaining investment in auction rate securities to short-term, included in short-term investments on its Condensed Consolidated Balance Sheets.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following tables segregate all financial assets and liabilities as of October 31, 2009 and November 1, 2008 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	October 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (a)	$1,688	$1,688	$—	$—
Auction rate securities (b)	5,681	—	—	5,681
Put option on auction rate securities (c)	315	—	—	315

Total assets	$7,684	$1,688	$—	$5,996

	November 1, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (a)	$1,675	$1,675	$—	$—
Auction rate securities (b)	5,202	—	—	5,202

Total assets	$6,877	$1,675	$—	$5,202

(a)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives and other highly compensated employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust.
(b)	Auction rate securities are valued using an income-approach model (discounted cash-flow analysis). The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. Additionally, the Company received certain auction rate security rights from UBS under the terms of its settlement agreement with UBS dated November 14, 2008. See Note 3, Investments, for more information.
(c)	The put option is valued using discounted cash-flow analysis. See Note 3, Investments, for more information.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for the Company’s investment in auction rate securities for the quarters and nine months ended October 31, 2009 and November 1, 2008 and the related put option for the quarter and nine months ended October 31, 2009, as these assets are measured at fair value using significant unobservable inputs (Level 3):

	Quarters Ended
	October 31, 2009	November 1, 2008
	(in thousands)
Balance at beginning of period	$5,993	$5,588
Total gains realized/unrealized included in interest income	3	—
Total losses included in other comprehensive income	—	(386)

Balance at end of period	$5,996	$5,202

	Nine Months Ended
	October 31, 2009	November 1, 2008
	(in thousands)
Balance at beginning of period	$5,987	$—
Transfers in and/or (out) of Level 3 (a)	—	6,000
Total gains realized/unrealized included in interest income	9	—
Total losses included in other comprehensive income	—	(798)

Balance at end of period	$5,996	$5,202

(a)	Based on the deteriorated market conditions affecting the Company’s investment in auction-rate securities, the Company changed its fair value measurement methodology from quoted prices in active markets to a discounted cash flow model during the first quarter of Fiscal 2008. Accordingly, these securities were valued using Level 3 inputs.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Fair Value Measurements (continued)

The table below segregates all non-financial assets and liabilities for the nine months ended October 31, 2009 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	Total October 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
Long-lived assets held and used (a)	$4,933	$—	$—	$4,933	$(24,764)

Total assets	$4,933	$—	$—	$4,933	$(24,764)

(a)	The Company performs impairment tests under the guidance of ASC 360-10, Property, Plant, and Equipment, whenever there are indicators of impairment. These tests typically consider which assets are impaired at a store level. The Company would recognize an impairment loss only if the carrying value of a long-lived asset or group of assets is not recoverable from undiscounted cash flows, and would measure an impairment loss as the difference between the carrying value and fair value of the assets based on discounted cash flows. Upon the adoption of ASC 820-10, the Company considered all relevant valuation techniques (e.g., market, income, and cost approaches) that could be obtained without undue cost and effort, which included the undiscounted cash flow approach, and determined that the undiscounted cash flow approach continued to provide the most relevant and reliable means by which to determine fair value in this circumstance. The range of discount rates utilized in determining fair value for this purpose was 9.36-12.50%, based upon the corresponding benchmark interest rate associated with the period of remaining cash flows for the individual stores.

During the quarter and nine months ended October 31, 2009, long-lived assets held and used with a carrying value of $18.6 million and $29.7 million, respectively, were written down to their fair value, resulting in asset impairment charges of $15.4 million and $24.8 million, respectively. Of these amounts, approximately $0.1 million and $9.5 million were included in restructuring charges for the quarter and nine months ended October 31, 2009 respectively, and approximately $15.3 million were included in asset impairment charges for both interim periods in the Company’s Condensed Consolidated Statements of Operations.

At October 31, 2009, the Company believes that the carrying values of cash and cash equivalents, receivables, and payables approximate fair value due to the short maturity of these financial instruments. See Recent Accounting Pronouncements, Recently Adopted Standards above for further discussion of the Company’s adoption of ASC 825-10, Financial Instruments.

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

On July 30, 2009, the Company expanded its multi-year strategic restructuring program to further reduce its cost structure and improve overall efficiency and effectiveness. This included further organizational streamlining, changes to the Company’s field staffing model and further optimization of its real estate portfolio. Based on a comprehensive review of its corporate and divisional organizations, the Company eliminated an additional 160 positions in an effort designed to further increase span of control, eliminate redundancy and improve operating efficiency and effectiveness. As a result of these and earlier restructuring-related organizational streamlining efforts, the Company consolidated its New York-based corporate and divisional associates at its 7 Times Square corporate headquarters and vacated approximately 71,916 square feet of leased office space in New York City.

In addition to these actions, the Company also performed a comprehensive review of its remaining store portfolio in July 2009 and identified an additional 66 stores that failed to deliver an acceptable long-term return on investment. During the third quarter of Fiscal 2009, the Company further evaluated its store portfolio, and now expects to close approximately 180 stores in connection with its restructuring initiatives during the Fiscal 2008 to Fiscal 2010 program period and an additional 44 stores in Fiscal 2011 and beyond. The majority of these stores will be closed in accordance with termination rights in the Company’s existing leases. The Company closed 60 stores during Fiscal 2008 and an additional 17 stores during the first nine months of Fiscal 2009. The Company currently expects to close approximately 28 stores during the remainder of Fiscal 2009 and approximately 75 stores in Fiscal 2010. Of the 17 stores that were closed during the nine months ended October 31, 2009, 6 were Ann Taylor stores and 11 were LOFT stores.

The Company expects total pre-tax expenses associated with its restructuring initiatives in the range of $130 to $140 million. These costs and charges are estimates and may vary materially based on various factors, including, among other things, timing in execution of the restructuring program, outcome of negotiations with landlords and other third parties and changes in management’s assumptions and projections. An aggregate of approximately $92 million in restructuring costs were recognized during Fiscal 2007 and Fiscal 2008.

During the third quarter of Fiscal 2009, the Company recognized pre-tax charges of approximately $0.6 million in connection with its restructuring initiatives. Of this amount, approximately $0.7 million were costs associated with the optimization of the Company’s real estate portfolio and approximately ($0.1) million were net adjustments to the restructuring accrual related to changes in estimates.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5. Restructuring Charges (continued)

The following tables detail information related to restructuring charges recorded during the quarters ended October 31, 2009 and November 1, 2008:

	Quarter ended October 31, 2009
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs (2)		Total
	(in thousands)
Balance at August 1, 2009	$—	$(12,109)	$(6,657)		$(18,766)
Restructuring provision	(75)	387 (3)	(942)		(630)

Subtotal	(75)	(11,722)	(7,599)		(19,396)

Cash payments	—	7,220	2,285		9,505
Non-cash adjustments	75	—	(25)		50

Balance at October 31, 2009	$—	$(4,502)	$(5,339)		$(9,841)

	Quarter ended November 1, 2008
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs		Total
	(in thousands)
Balance at August 2, 2008	$—	$(1,649)	$(1,869)		$(3,518)
Restructuring provision	(7,766)	(11,128)	(999	) (4)	(19,893)

Subtotal	(7,766)	(12,777)	(2,868)		(23,411)

Cash payments	—	916	193		1,109
Non-cash adjustments	7,766	—	(105)		7,661

Balance at November 1, 2008	$—	$(11,861)	$(2,780)		$(14,641)

(1)	Includes asset impairment charges related to the write-down of store assets to their estimated fair value for store locations identified for closure under the Company’s restructuring program.
(2)	Other restructuring charges include the write-down of corporate assets disposed of in connection with the sublet of the Company’s excess corporate office space in New York City, as well as the estimated loss, net of sublet income, associated with that same sublet of excess office space in New York City.
(3)	Represents an adjustment to the severance accrual resulting from a change in accounting estimate.
(4)	Included in this amount is $0.6 million of costs related to consulting services. The consulting services are a direct result of executing the Company’s strategic plan to streamline operations and rationalize its cost structure.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5. Restructuring Charges (continued)

The following tables detail information related to restructuring charges recorded during the nine months ended October 31, 2009 and November 1, 2008:

	Nine months ended October 31, 2009
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs (2)		Total
	(in thousands)
Balance at January 31, 2009	$—	$(9,743)	$(1,562)		$(11,305)
Restructuring provision	(9,446)	(8,049)	(15,227)		(32,722)

Subtotal	(9,446)	(17,792)	(16,789)		(44,027)

Cash payments	—	13,290	5,819		19,109
Non-cash adjustments	9,446	—	5,631		15,077

Balance at October 31, 2009	$—	$(4,502)	$(5,339)		$(9,841)

	Nine months ended November 1, 2008
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs (2)		Total
	(in thousands)
Balance at February 2, 2008	$—	$(4,227)	$(500)		$(4,727)
Restructuring provision	(10,480)	(11,525)	(4,756	) (3)	(26,761)

Subtotal	(10,480)	(15,752)	(5,256)		(31,488)

Cash payments	—	3,891	1,932		5,823
Non-cash adjustments	10,480	—	544		11,024

Balance at November 1, 2008	$—	$(11,861)	$(2,780)		$(14,641)

(1)	Includes asset impairment charges related to the write-down of store assets to their estimated fair value for store locations identified for closure under the Company’s restructuring program.
(2)	Other restructuring charges include the write-down of corporate assets disposed of in connection with the sublet of the Company’s excess corporate office space in New York City, as well as the estimated loss, net of sublet income, associated with that same sublet of excess office space in New York City.
(3)	Included in this amount is $2.0 million of costs related to consulting services. The consulting services are a direct result of executing the Company’s strategic plan to streamline operations and rationalize its cost structure.

Restructuring expenses of approximately $0.8 million previously included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations for the quarter ended May 2, 2009 were reclassified to restructuring charges for the nine months ended October 31, 2009 to conform to the presentation for the quarter ended October 31, 2009.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6. Net (Loss)/Income Per Share

Basic (loss)/earnings per share is calculated by dividing net (loss)/income associated with common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method as discussed in ASC 260-10, Earnings Per Share.

The Company adopted certain amendments to ASC 260-10 on February 1, 2009, which impacted the determination and reporting of earnings per share by requiring the inclusion of restricted stock and performance restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Including these shares in the Company’s earnings per share calculation during periods of net income has the effect of diluting both basic and diluted earnings per share. As a result of adopting the amendments to ASC 260-10, prior period basic and diluted shares outstanding, as well as the related per share amounts presented below, have been adjusted retroactively. The retroactive application of the two-class method did not result in a change to previously reported basic and diluted earnings per share for the quarter ended November 1, 2008, but did result in a change to previously reported basic and diluted earnings per share for the nine months ended November 1, 2008 from $0.72 to $0.71.

Basic Earnings per Share	Quarters Ended
	October 31, 2009			November 1, 2008
	(in thousands, except per share amounts)
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net (loss)/income	$2,069			$(13,447)
Less net income associated with participating securities	66			—

Basic (loss)/earnings per share	$2,003	56,855	$0.04	$(13,447)	56,252	$(0.24)

Diluted Earnings per Share
Net (loss)/income	$2,069			$(13,447)
Less net income associated with participating securities	65			—

Effect of dilutive securities		1,182			—

Diluted (loss)/earnings per share	$2,004	58,037	$0.03	$(13,447)	56,252	$(0.24)

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6. Net (Loss)/Income Per Share (continued)

	Nine Months Ended
	October 31, 2009			November 1, 2008
	(in thousands, except per share amounts)

Basic Earnings per Share	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net (loss)/income	$(18,249)			$41,700
Less net income associated with participating securities	—			653

Basic (loss)/earnings per share	$(18,249)	56,727	$(0.32)	$41,047	57,697	$0.71

Diluted Earnings per Share
Net (loss)/income	$(18,249)			$41,700
Less net income associated with participating securities	—			651

Effect of dilutive securities		—			164

Diluted (loss)/earnings per share	$(18,249)	56,727	$(0.32)	$41,049	57,861	$0.71

For the quarter ended October 31, 2009, non-participating securities (options) representing 3,827,371 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share due to the antidilutive effect of the securities’ exercise prices as compared to the average market price of the common shares during that period. For the nine months ended October 31, 2009, non-participating securities (options and contingently issuable securities) in the amount of 5,123,404 and participating securities representing 1,746,657 shares were excluded from the above computations of weighted-average shares for basic and diluted earnings per share because the effect would be antidilutive due to the net loss for the period.

For the quarter ended November 1, 2008, non-participating securities (options) in the amount of 3,586,260 and participating securities representing 841,602 shares of common stock were excluded from the above computations of weighted-average shares for basic and diluted earnings per share because the effect would be antidilutive due to the net loss for the period. For the nine months ended November 1, 2008, non-participating securities (options) representing 3,110,516 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share due to the antidilutive effect of the securities’ exercise prices as compared to the average market price of the common shares during that period.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Share-based Payments

Stock Incentive Plans

During the quarter and nine months ended October 31, 2009, the Company recognized approximately $4.1 million and $11.5 million, respectively, in total share-based compensation expense. During the quarter and nine months ended November 1, 2008, the Company recognized approximately $0.4 million and $8.9 million, respectively, in total share-based compensation expense. As of October 31, 2009, there was $12.8 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years. As of October 31, 2009, there was $8.4 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years.

Stock Options

The following table summarizes stock option activity for the quarter and nine months ended October 31, 2009:

	Quarter Ended October 31, 2009		Nine Months Ended October 31, 2009
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Options outstanding at beginning of period	4,871,277	$18.58	3,475,926	$26.90
Granted (1)	578,750	14.08	2,372,500	6.73
Exercised	(7,547)	12.39	(7,547)	12.39
Forfeited or expired	(168,077)	26.58	(566,476)	26.97

Options outstanding at October 31, 2009	5,274,403	$17.84	5,274,403	$17.84

Vested and exercisable at October 31, 2009	2,028,124	$26.75	2,028,124	$26.75

Options expected to vest at October 31, 2009	2,367,412	$11.23	2,367,412	$11.23

(1)	Options granted during the quarter and nine months ended October 31, 2009 vest annually over a three year period, and expire ten years after the grant date, except for one option grant of 20,000 shares granted during the second quarter of Fiscal 2009, which vests annually over a four year period.

The weighted-average fair value of options granted during the quarters ended October 31, 2009 and November 1, 2008, estimated as of the grant date using the Black-Scholes option pricing model, was $7.33 and $9.71 per share, respectively. The weighted-average fair value of options granted during the nine months ended October 31, 2009 and November 1, 2008, estimated as of the grant date using the Black-Scholes option pricing model, was $3.49 and $8.90 per share, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Share-based Payments (continued)

Stock Options (continued)

The fair value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarters Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Expected volatility	65.9%	47.0%	63.1%	42.6%
Risk-free interest rate	2.1%	2.9%	2.2%	2.5%
Expected life (years)	4.2	4.2	4.2	4.2
Dividend yield	—	—	—	—

The Company estimates the volatility of its common stock at the date of grant based on an average of its historical volatility and the implied volatility of publicly traded options on its common stock.

Restricted Stock

The following table summarizes restricted stock activity for the quarter ended October 31, 2009:

	Time - Based		Performance - Based
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at August 1, 2009	1,474,992	$8.86	441,502	$8.00
Granted	—	—	—	—
Vested	(30,583)	25.52	(5,000)	23.22
Forfeited	(27,744)	21.80	—	—

Restricted stock awards at October 31, 2009	1,416,665	$8.24	436,502	$7.83

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Share-based Payments (continued)

Restricted Stock (continued)

The following table summarizes restricted stock activity for the nine months ended October 31, 2009:

	Time - Based		Performance - Based
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at January 31, 2009	609,323	$25.72	193,334	$27.39
Granted	1,078,500 (1)	3.25	352,500 (2)	3.43
Vested	(194,241)	29.78	(5,000)	23.22
Forfeited	(76,917)	22.32	(104,332)	28.48

Restricted stock awards at October 31, 2009	1,416,665	$8.24	436,502	$7.83

(1)	Of this amount, 610,500 shares vest annually over a three year period, 15,000 shares vest annually over a four year period, and the remaining 453,000 shares vest over a one year period.
(2)	These awards vest over a three year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 75% to 125% of the shares granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such shares, grantees will not earn any shares with respect to that tranche.

8. Debt, Capital Leases and Operating Leases

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

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $13.6 million, $33.8 million and $36.6 million as of October 31, 2009, January 31, 2009 and November 1, 2008, respectively, leaving a remaining available balance for loans and letters of credit of $177.4 million, $115.0 million and $207.8 million, respectively. There were no borrowings outstanding under the Credit Facility at January 31, 2009. On March 5, 2009, the Company borrowed $125 million from its Credit Facility. The Company repaid $50 million of these revolver borrowings in July 2009 and the remaining $75 million in October 2009. There were no borrowings outstanding under the Credit Facility at October 31, 2009 or as of the date of this filing.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8. Debt, Capital Leases and Operating Leases (continued)

Credit Facility (continued)

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

Capital Lease

On August 25, 2008, the Company entered into a capital lease relating to certain computer equipment with a four year term. The computer equipment was placed in service on February 1, 2009. The following table presents leased assets by major class:

	As of
	October 31, 2009	January 31, 2009	November 1, 2008
	(in thousands)
Computer Equipment	$1,638	$1,638	$1,638

	1,638	1,638	1,638
Less accumulated depreciation and amortization	(246)	—	—

Net property and equipment	$1,392	$1,638	$1,638

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8. Debt, Capital Leases and Operating Leases (continued)

Capital Lease (continued)

Future minimum lease payments under the capital lease as of October 31, 2009 are as follows:

Fiscal Year	(in thousands)
2009	$106
2010	424
2011	424
2012	248
2013	—
Thereafter	—

Total	1,202

Less weighted average interest rate of 1.8% on capital lease	31

Total principal, excluding interest	$1,171

Operating Leases

Future minimum lease payments under non-cancelable operating leases, as well as offsetting sublease rental income, as of October 31, 2009 are as follows:

Fiscal Year	(in thousands)
2009	$48,286
2010	182,233
2011	165,930
2012	148,488
2013	137,752
Thereafter	487,547

Total	1,170,236

Sublease rentals	28,065

Net rentals	$1,142,171

Other

There was $2.6 million, $2.2 million and $4.2 million included in accrued expenses and other current liabilities and $1.1 million, $3.4 million and $3.7 million included in other liabilities on the Condensed Consolidated Balance Sheets at October 31, 2009, January 31, 2009 and November 1, 2008, respectively, related to borrowings for the purchase of fixed assets. In addition, in connection with the sublease of excess corporate office space, the Company received a $0.6 million deposit, held as restricted cash, which is included in other assets with an offsetting long-term liability included in other liabilities on the Company’s Condensed Consolidated Balance Sheet at October 31, 2009.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9. Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(in thousands)		(in thousands)
Net periodic pension cost:
Interest cost	527	483	1,580	1,483
Expected return on plan assets	(400)	(536)	(1,201)	(1,736)
Amortization of actuarial loss	257	(33)	772	37
Settlement loss	330	—	890	—

Net periodic pension cost	$714	$(86)	$2,041	$(216)

For the quarter and nine months ended October 31, 2009, the total amount of lump sum payments made to plan participants exceeded the anticipated interest cost for Fiscal 2009. As a result, non-cash settlement charges of $0.3 and $0.9 million, respectively, were recorded.

The Company was not required to make and did not make any contributions to its pension plan during the quarters and nine months ended October 31, 2009 and November 1, 2008.

10. Securities Repurchase Program

In August 2007, the Company’s Board of Directors approved a $300 million securities repurchase program (the “August 2007 Program”). Under the August 2007 Program, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate and other purposes. There were no repurchases made under the August 2007 program during the quarter and nine months ended October 31, 2009. During the nine months ended November 1, 2008, the Company repurchased 4,108,183 shares of its common stock under the August 2007 Program at a cost of approximately $100.8 million. There were no repurchases made under the August 2007 program during the quarter ended November 1, 2008.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

11. Income Taxes

The following table shows the Company’s effective income tax rate for the quarters and nine months ended October 31, 2009 and November 1, 2008:

	Quarters Ended		Six Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Effective income tax rate	1.7%	33.6%	32.5%	38.7%

The effective tax rate for the quarter ended October 31, 2009 differs from the effective tax rate for the quarter ended November 1, 2008 primarily due to an increase in the Company’s estimated annual effective tax rate and the resultant quarterly adjustment necessary to adjust the current year-to-date expense to the revised estimate of the Company’s annual effective rate. The change in estimate resulted in a tax benefit due to the pre-tax loss the Company experienced during the first half of Fiscal 2009, which partially offset the tax expense associated with the net income earned during the quarter ended October 31, 2009.

The Company’s effective income tax rate decreased for the nine months ended October 31, 2009 due to the impact of permanent items in a period of net loss versus a period of net income and a change in the mix of earnings in various state taxing jurisdictions, as well as certain discrete items.

12. Comprehensive Income/(Loss)

The components of comprehensive income/(loss) are shown below (in thousands):

	Quarters Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net income/(loss)	$2,069	$(13,447)	$(18,249)	$41,700
Amortization of actuarial loss, net of taxes of approximately $30 and ($12), respectively, and approximately $269 and $10, respectively	113	(21)	504	27
Pension settlement charge, net of taxes of approximately $127 and $0, respectively, and approximately $340 and $0, respectively	203	—	550	—
Temporary impairment of available-for-sale securities (See Note 3)	—	(386)	—	(798)

Comprehensive income/(loss)	$2,385	$(13,854)	$(17,195)	$40,929

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

General

AnnTaylor Stores Corporation (the “Company”, “we”, “us” and “our”), through its wholly owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor”, “LOFT,” “Ann Taylor Factory” and “LOFT Outlet” brands. The Ann Taylor brand is focused on offering chic, sophisticated and feminine clothing across her lifestyle needs, from modern wearable separates for every day, to powerful pieces for big days, to the perfect item to wear for special events and a casual chic for relaxing with friends and family. LOFT is the ultimate casual, fashionable and fun retail destination for women. LOFT offers women’s clothing that is feminine and on-trend as well as versatile clothing staples in the latest colors and styles, all at unexpected prices. Our Ann Taylor Factory and LOFT Outlet businesses offer past season best sellers from the Ann Taylor and LOFT merchandise collections and are natural extensions of those brands in the outlet environment. As of October 31, 2009, we operated 932 stores in 46 states, the District of Columbia and Puerto Rico, and also Online stores at www.anntaylor.com and www.LOFTonline.com. Unless the context indicates otherwise, all references herein to the Company, we, us and our include the Company and its wholly owned subsidiaries.

Management Overview

Although the overall macroeconomic environment showed some signs of improvement in the third quarter of Fiscal 2009, consumer sentiment remained at very low levels and consumer spending continued to be uncertain. This impacted our overall sales performance during the quarter, however we had anticipated much of this and positioned our inventory levels accordingly. This lean inventory position allowed us to take a more strategic promotional stance and supported our efforts to maximize gross margin performance during the quarter. As a result, we achieved a 57.3% gross margin rate in the third quarter, as compared to 48.8% in the third quarter of Fiscal 2008.

Net sales for the third quarter of Fiscal 2009 decreased 12.3% to $462.4 million, with comparable store sales decreasing 13.7%, compared to the third quarter of Fiscal 2008. Despite the weakness in comparable store sales, the combination of better product at both divisions, solid gross margin performance across all channels, savings generated under our multi-year strategic restructuring program and other expense reductions, helped mitigate the top-line softness we experienced.

At Ann Taylor, net sales decreased 29.6%, driven by a 25.8% decline in comparable store sales. This performance reflected the continued impact of macroeconomic pressures, including a very high unemployment rate, and the impact these factors had on apparel sales, particularly for professional working women. While comparable store sales performance improved over the second quarter, that progress was more significant as we moved through the third quarter, driving a 25 point improvement in comparable store sales from August to October. Sales results were somewhat constrained during the quarter by lower levels of inventory, particularly of markdown product, and fewer promotions, particularly at the beginning of the quarter, which also contributed to a higher gross margin rate than in the third quarter of Fiscal 2008. Inventory levels at the end of the quarter were down 17% on a per square foot basis compared to the comparable period last year. From a product perspective, Ann Taylor’s Fall merchandise assortment represented a first step in what we anticipate will be a multi-season repositioning of the brand to become more modern, chic and sophisticated.

At LOFT, net sales declined 11.1% and comparable store sales declined 9.7%, reflecting the continued impact of weak consumer spending on women’s apparel, significantly lower inventory levels, particularly of markdown product, and a limited promotional stance. While this strategy negatively impacted comparable store sales results, it enabled LOFT to achieve a strong gross margin rate, which approached near-record levels during the third quarter. In addition, LOFT entered the fourth quarter with total inventory per square foot down 19% versus last year.

Our Factory and Internet channels experienced improved sales and margin trends during the third quarter as compared to last year.

During the quarter, we opened one new LOFT store and closed one Ann Taylor store and one LOFT store. In addition, we converted one Ann Taylor store into a LOFT store. In connection with the real estate component of our restructuring program, we plan to close an additional 28 stores in late January 2010. At the end of the third quarter, our total store count was 932, comprised of 313 Ann Taylor stores, 509 LOFT stores, 92 Ann Taylor Factory stores and 18 LOFT Outlet stores.

We continue to be highly focused on maintaining a healthy balance sheet. During the third quarter, we paid down all remaining revolver borrowings, which totaled $75 million, and ended the quarter with $134 million in cash and cash equivalents.

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

Results of Operations

The following table sets forth data from our consolidated statement of operations expressed as a percentage of net sales:

	Quarters Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.7	51.2	45.0	48.4

Gross margin	57.3	48.8	55.0	51.6
Selling, general and administrative expenses	53.2	48.3	53.3	45.9
Restructuring charges	0.1	3.8	2.4	1.6
Asset impairment charges	3.3	0.5	1.1	0.2

Operating (loss)/income	0.7	(3.8)	(1.8)	3.9
Interest income	—	0.1	0.1	0.1
Interest expense	0.2	0.1	0.2	0.1

(Loss)/income from before income taxes	0.5	(3.8)	(1.9)	3.9
Income tax (benefit)/provision	—	(1.3)	(0.6)	1.5

Net (loss)/income	0.5%	(2.5)%	(1.3)%	2.4%

The following table sets forth selected data from our consolidated statements of operations expressed as a percentage change from the comparable prior period.

	Quarters Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	increase (decrease)		increase (decrease)
Net sales	(12.3)%	(12.3)%	(20.6)%	(4.7)%
Operating (loss)/income	(113.4)%	(130.4)%	(137.3)%	(59.6)%
Net (loss)/income	(115.4)%	(133.0)%	(143.8)%	(59.9)%

Sales and Store Data

The following table sets forth certain sales and store data:

	Quarters Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales (in thousands)
Total Company	$462,410	$527,216	$1,359,386	$1,711,194
Ann Taylor	112,313	159,549	328,611	542,885
LOFT	233,950	263,047	707,712	857,147
Other	116,147	104,620	323,063	311,162

Comparable store sales percentage increase/(decrease) (a)
Total Company	(13.7)%	(19.4)%	(22.6)%	(11.6)%
Ann Taylor	(25.8)%	(24.8)%	(36.1)%	(16.7)%
LOFT	(9.7)%	(15.4)%	(16.7)%	(8.0)%

Sales and Store Data (Continued)

	Quarters Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Average dollars per transaction
Total Company	$69.37	$70.73	$66.43	$74.50
Ann Taylor	76.26	80.50	72.87	86.40
LOFT	62.90	64.44	61.24	68.43

Average units per transaction
Total Company	2.46	2.41	2.42	2.39
Ann Taylor	1.94	2.16	1.97	2.11
LOFT	2.51	2.40	2.44	2.43

Average unit retail sold
Total Company	$28.20	$29.35	$27.45	$31.17
Ann Taylor	39.31	37.27	36.99	40.95
LOFT	25.06	26.85	25.10	28.16

Net sales per average gross square foot (b)
Total Company	$84	$94	$248	$309
Ann Taylor	66	87	192	293
LOFT	78	86	236	281

Total store square footage at end of period (in thousands) (b)
Total Company	5,481	5,651
Ann Taylor	1,692	1,841
LOFT	2,998	3,071

Number of:
Stores open at beginning of period	933	959	935	929
New stores	1	15	14	63
Closed stores	(2)	(8)	(17)	(26)

Stores open at end of period	932	966	932	966

Expanded stores	—	—	1	8
Converted stores (c)	1	—	1	—

(a)	A store is included in comparable store sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening.
(b)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.
(c)	During the quarter ended October 31, 2009, we converted one Ann Taylor store to a LOFT store.

Net sales decreased 12.3% and 20.6% during the quarter and nine months ended October 31, 2009, respectively, over the comparable 2008 periods. The decrease in net sales for both periods was primarily due to lower traffic and the resulting impact on transactions combined with lower AURs and DPTs. These results reflect the current recessionary environment and its impact on discretionary retail spending, particularly for women’s specialty retailers. The decrease in net sales was also consistent with the decrease in comparable store sales for the quarter and nine months ended October 31, 2009. By division, Ann Taylor’s net sales decreased $47.2 million, or 29.6%, and $214.3 million or 39.5% for the quarter and nine months ended October 31, 2009, respectively. At LOFT, net sales decreased $29.0 million, or 11.1%, and $149.4 million or 17.4% for the quarter and nine months ended October 31, 2009, respectively.

Cost of Sales and Gross Margin

The following table shows cost of sales and gross margin in dollars and the related gross margin percentages for the quarters and nine months ended October 31, 2009 and November 1, 2008:

	Quarters Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(dollars in thousands)		(dollars in thousands)
Cost of sales	$197,555	$270,060	$611,500	$828,911
Gross margin	$264,855	$257,156	$747,886	$882,283
Gross margin as a percentage of net sales	57.3%	48.8%	55.0%	51.6%

The increase in gross margin as a percentage of net sales for the quarter ended October 31, 2009 as compared to the comparable 2008 period was due primarily to higher full price sales as a percentage of total sales coupled with higher margin rates achieved on both full price and non-full price sales. This solid gross margin performance was also due to improved inventory management across all divisions.

The increase in gross margin as a percentage of net sales for the nine months ended October 31, 2009 as compared to the comparable 2008 period primarily reflected higher full price sales as a percentage of total sales across all divisions and lower inventory levels throughout the period, which led to lower markdown goods for sale.

Selling, General and Administrative Expenses

The following table shows selling, general and administrative expenses in dollars and as a percentage of net sales for the quarters and nine months ended October 31, 2009 and November 1, 2008:

	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(dollars in thousands)		(dollars in thousands)
Selling, general and administrative expenses	$246,200	$254,770	$725,019	$785,268
Percentage of net sales	53.2%	48.3%	53.3%	45.9%

The decrease in selling, general and administrative expenses for the quarter and nine months ended October 31, 2009 as compared to the comparable 2008 periods primarily reflects the benefit of our restructuring program and cost savings initiatives, with the majority of the savings being payroll and tenancy related, partially offset by an increase in performance-based compensation versus the 2008 periods. The increase in selling, general and administrative expenses as a percentage of net sales for the quarter and nine months ended October 31, 2009 as compared to the comparable 2008 period was primarily due to the impact of fixed cost deleveraging resulting from lower net sales.

Restructuring Charges

The following table presents restructuring charges in dollars and as a percentage of net sales for the quarters and nine months ended October 31, 2009 and November 1, 2008:

	Quarters Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(dollars in thousands)		(dollars in thousands)
Restructuring charges	$630	$19,893	$32,722	$26,761
Percentage of net sales	0.1%	3.8%	2.4%	1.6%

During the quarters and nine months ended October 31, 2009 and November 1, 2008, we recorded restructuring charges related to the non-cash write-down of store assets, severance and other costs incurred during the periods. See “Liquidity and Capital Resources” and Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Asset Impairment Charges

The following table presents asset impairment charges in dollars and as a percentage of net sales for the quarters and nine months ended October 31, 2009 and November 1, 2008:

	Quarters Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(dollars in thousands)		(dollars in thousands)
Asset impairment charges	$15,318	$2,741	$15,318	$2,764
Percentage of net sales	3.3%	0.5%	1.1%	0.2%

During the quarters and nine months ended October 31, 2009 and November 1, 2008, we recorded non-cash store asset impairment charges as shown in the table above based on our projected undiscounted future cash flows related to stores that we expect to continue operating. For both the quarter and nine months ended October 31, 2009, these non-cash store asset impairment charges related to 87 stores, while, for the quarter and nine months ended November 1, 2008, these non-cash store asset impairment charges related to 4 and 5 stores, respectively. The non-cash store asset impairment charges shown above are calculated using certain assumptions, including estimates related to comparable store sales and gross margin rates. A 5% increase or decrease in projected comparable store sales combined with a respective 2% increase or decrease in the projected gross margin rate, and the resulting impact to future period projected profitability, would result in an increase or decrease in the third quarter 2009 asset impairment charge of approximately $4.0 million.

Interest Income

The following table shows interest income in dollars and as a percentage of net sales for the quarters and nine months ended October 31, 2009 and November 1, 2008:

	Quarters Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(dollars in thousands)		(dollars in thousands)
Interest income	$186	$311	$750	$1,571
Percentage of net sales	—%	0.1%	0.1%	0.1%

Interest income decreased for both the quarter and nine months ended October 31, 2009 due to lower interest rates over the past year, partially offset by higher average cash balances due to our borrowings under our Credit Facility during the nine months ended October 31, 2009.

Interest Expense

The following table shows interest expense in dollars and as a percentage of net sales for the quarters and nine months ended October 31, 2009 and November 1, 2008:

	Quarters Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(dollars in thousands)		(dollars in thousands)
Interest expense	$788	$325	$2,598	$1,025
Percentage of net sales	0.2%	0.1%	0.2%	0.1%

Interest expense includes various charges, the largest of which are interest and fees related to our Credit Facility. The increase in interest expense for the quarter and nine months ended October 31, 2009 compared to the prior year periods is due primarily to interest on borrowings under our Credit Facility. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $13.6 million, $33.8 million and $36.6 million as of October 31, 2009, January 31, 2009 and November 1, 2008, respectively. There were no borrowings outstanding under the Credit Facility at January 31, 2009. On March 5, 2009, we borrowed $125 million from our Credit Facility. We repaid $50 million of these revolver borrowings in July 2009 and the remaining $75 million in October 2009. There were no borrowings outstanding under the Credit Facility at October 31, 2009 or as of the date of this filing. See “Liquidity and Capital Resources” and Note 8, Debt, Capital Leases and Operating Leases in the Notes to Condensed Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes

The following table shows our effective income tax rate for the quarters and nine months ended October 31, 2009 and November 1, 2008:

	Quarters Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Effective income tax rate	1.7%	33.6%	32.5%	38.7%

The effective tax rate for the quarter ended October 31, 2009 differs from the effective tax rate for the quarter ended November 1, 2008 primarily due to an increase in our estimated annual effective tax rate and the resultant quarterly adjustment necessary to adjust the current year-to-date expense to the revised estimate of our annual effective rate. The change in estimate resulted in a tax benefit due to the pre-tax loss we experienced during the first half of Fiscal 2009, which partially offset the tax expense associated with the net income earned during the quarter ended October 31, 2009.

Our effective income tax rate decreased for the nine months ended October 31, 2009 due to the impact of permanent items in a period of net loss versus a period of net income and a change in the mix of earnings in various state taxing jurisdictions, as well as certain discrete items.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of our liquidity:

	October 31, 2009	January 31, 2009	November 1, 2008
	(dollars in thousands)
Working capital	$193,978	$118,013	$156,517
Current ratio	1.69:1	1.39:1	1.49:1

Operating Activities

Cash provided by operating activities was $52.4 million for the nine months ended October 31, 2009, compared with $114.2 million for the nine months ended November 1, 2008. The decrease in cash provided by operating activities for the nine months ended October 31, 2009 compared with the nine months ended November 1, 2008 was primarily due to a net loss in the current period compared to net income in the comparable prior year period, a decrease in cash received for accounts receivable, and increases in cash used for inventory and accounts payable. These changes were offset by cash received in the current year period for income tax refunds. While total inventory at October 31, 2009 decreased $63.3 million, or 23%, compared to November 1, 2008, the increase in cash used for the purchase of inventory for the nine months ended October 31, 2009 as compared to the comparable prior year period was a result of the Company’s tight inventory position at January 31, 2009, which was down $77.3 million, or 31% compared to February 2, 2008.

Investing Activities

Cash used for investing activities was $29.7 million for the nine months ended October 31, 2009, compared with $74.8 million for the nine months ended November 1, 2008. The decrease in cash used for investing activities was primarily due to a decrease in capital expenditures resulting from of our scaled-back store opening plans combined with the impact during the prior year period of liquidating $9 million in auction rate securities. During the nine months ended October 31, 2009, we opened 14 new stores, as compared to 63 new stores in the comparable prior year period. We are not planning any new store openings in the fourth quarter of Fiscal 2009, and expect total square footage to decrease approximately 2.6% by the end of the year. This reflects the impact of approximately 45 planned store closings under our restructuring program, with approximately 28 of these stores expected to close during the fourth quarter. In addition, we plan to convert approximately 10 Ann Taylor stores to LOFT stores during the fourth quarter.

Financing Activities

Cash used for financing activities was $0.9 million for the nine months ended October 31, 2009, compared with cash used of $92.7 million for the nine months ended November 1, 2008. The change in cash used for financing activities was primarily due to the decrease in stock repurchase activity for the nine months ended October 31, 2009.

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

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $13.6 million, $33.8 million and $36.6 million as of October 31, 2009, January 31, 2009 and November 1, 2008, respectively, leaving a remaining available balance for loans and letters of credit of $177.4 million, $115.0 million and $207.8 million, respectively. There were no borrowings outstanding under the Credit Facility at January 31, 2009 or at any point during Fiscal 2008. On March 5, 2009, we borrowed $125 million from our Credit Facility. We repaid $50 million of these revolver borrowings in July 2009 and the remaining $75 million in October 2009. There were no borrowings outstanding under the Credit Facility at October 31, 2009 or as of the date of this filing.

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

Other

The recent distress in the financial markets has caused declines in consumer confidence and spending, extreme volatility in securities prices, diminished liquidity and credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and have responded with expansion of our strategic restructuring program, scaled back planned capital expenditures and are maintaining a conservative approach to discretionary spending, including our stock repurchase program. If the national, or global, economies or credit market conditions in general were to deteriorate further in the future, it is possible that such deterioration could put additional pressure on consumer spending and negatively affect our cash flows. Although we have available borrowing capacity under our Credit Facility, tightening of the credit markets could also make it more difficult for us to access these funds, enter into agreements for new indebtedness or obtain funding through the issuance of our securities. The effects of these changes could also require us to make additional changes to our current plans and strategy. Additionally, although our levels of net cash provided by operating activities may be negatively affected by general economic conditions, we believe that we will continue to generate positive cash flow from operations, which, along with our available cash and borrowing capacity under our Credit Facility, will provide the means needed to fund our operations for the foreseeable future. At October 31, 2009, substantially all of our cash was invested in money market funds or in FDIC insured banks. The money market funds invest substantially all of their assets in U.S. Treasury Securities.

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

On July 30, 2009, we expanded our multi-year strategic restructuring program to further reduce our cost structure and improve overall efficiency and effectiveness. This included further organizational streamlining, changes to our field staffing model and further optimization of our real estate portfolio. As a result of these changes, we expect total ongoing annualized savings of approximately $125 million by Fiscal 2010. Based on a comprehensive review of our corporate and divisional organizations, we eliminated an additional 160 positions in an effort designed to further increase span of control, eliminate redundancy and improve operating efficiency and effectiveness. As a result of these and earlier restructuring-related organizational streamlining efforts, we consolidated our New York-based corporate and divisional associates at our 7 Times Square corporate headquarters and vacated approximately 71,916 square feet of leased office space in New York City.

In addition to these actions, we also performed a comprehensive review of our remaining store portfolio in July 2009 and identified an additional 66 stores that failed to deliver an acceptable long-term return on investment. During the third quarter of Fiscal 2009, we further evaluated our store portfolio, and now expect to close approximately 180 stores in connection with our restructuring initiatives during the Fiscal 2008 to Fiscal 2010 program period and an additional 44 stores in Fiscal 2011 and beyond. The majority of these stores will be closed in accordance with termination rights in our existing leases. We closed 60 stores in during Fiscal 2008 and an additional 17 stores during the first nine months of Fiscal 2009. We expect to close approximately 28 stores during the remainder of Fiscal 2009 and 75 stores in Fiscal 2010. Of the 17 stores that were closed during the nine months ended October 31, 2009, 6 were Ann Taylor stores and 11 were LOFT stores.

We expect total pre-tax expenses associated with our restructuring initiatives in the range of $130 to $140 million. These costs and charges are estimates and may vary materially based on various factors, including, among other things, timing in execution of the restructuring program, outcome of negotiations with landlords and other third parties and changes in our assumptions and projections. An aggregate of approximately $92 million in restructuring costs were recognized during Fiscal 2007 and Fiscal 2008.

During the third quarter of Fiscal 2009, we recognized pre-tax charges of approximately $0.6 million in connection with our restructuring initiatives. Of this amount, approximately $0.7 million were cash charges primarily related to the sublease of excess office space in New York City and store closing liabilities and approximately ($0.1) million were net adjustments to the restructuring accrual related to changes in estimates.

In October 2008, we launched an enhanced credit card program, which offers eligible clients the choice of a private label or a co-branded credit card. All new cardholders are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. As part of the program, we received an upfront signing bonus from the sponsoring bank. We also receive ongoing bounties for new accounts activated, as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting under Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition, and accordingly will be recognized into revenue ratably based on the total projected revenues over the term of the agreement. During the quarter and nine months ended October 31, 2009, we recognized approximately $8.0 million and $12.0 million of revenue related to the credit card program, respectively. No material revenue was recognized under this program during the quarter or nine months ended November 1, 2008. At October 31, 2009, January 31, 2009 and November 1, 2008, approximately $7.5 million, $8.5 million and $1.4 million, respectively, of deferred credit card income is included in accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs related to the customer loyalty program, which are included in cost of sales.

On April 16, 2009, General Growth Properties, Inc. (“GGP”) and many of its affiliates (collectively “GGP Debtors”) filed for protection under Chapter 11 of the United States Bankruptcy Code. We currently operate 107 stores that the GGP Debtors and certain of their non-debtor affiliates own, manage, or control. Based on the information currently available, we do not anticipate that the GGP Debtor’s bankruptcy will have a material adverse effect on our operations or financial results.

As a result of losses experienced in global equity markets, our pension funds experienced negative returns in Fiscal 2008 which, in turn, increased pension costs in 2009. Our pension plan is invested in readily-liquid investments, primarily equity and debt securities. Continued deterioration in the financial markets may require us to make a contribution to our pension plan in Fiscal 2009. For the quarter and nine months ended October 31, 2009, the total amount of lump sum payments made to plan participants exceeded the anticipated interest cost for Fiscal 2009. As a result, non-cash settlement charges of $0.3 and $0.9 million, respectively, were recorded.

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

In December 2008, the FASB issued amendments to ASC 715-20, Compensation – Retirement Benefits, which require additional detailed disclosures about the assets of a defined benefit pension or other postretirement plan and are effective for fiscal years ending after December 15, 2009. We are in the process of evaluating the amendments to ASC 715-20, and do not expect they will have a significant impact on our Consolidated Financial Statements.

Recently Adopted Standards

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value. ASU 2009-05 amends ASC 820-10, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities, and provides clarification of the accounting for circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009-05 is effective for the first reporting period (including interim periods) after its issuance. We adopted ASU 2009-05 during the third quarter of Fiscal 2009. The adoption of ASU 2009-05 did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles. Upon adoption, the FASB ASC established by ASC 105-10 becomes the source of authoritative generally accepted accounting principles in the United States, and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. We adopted ASC 105-10 during the third quarter of Fiscal 2009. The adoption of ASC 105-10 impacted our disclosures by eliminating all references to pre-Codification standards, excepting only pre-Codification standards that have not yet been codified.

In June 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB No. 111 clarifies the SEC’s position related to other-than-temporary impairments of debt and equity securities and was issued in order to make the relevant interpretive SEC guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. We adopted SAB No. 111 on June 4, 2009, the date of its issuance. The adoption of SAB No. 111 did not have any impact on our Consolidated Financial Statements.

In May 2009, the FASB issued amendments to ASC 855-10, Subsequent Events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments to ASC 855-10 introduce the concept of financial statements being available to be issued, and require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted the amendments to ASC 855-10 during the second quarter of Fiscal 2009. See Note 1, Basis of Presentation, for the disclosure required under these amendments to ASC 855-10.

In April 2009, the FASB issued amendments to ASC 825-10, Financial Instruments, which require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The amendments to ASC 825-10 also require those disclosures in summarized financial information at interim reporting periods. The amendments to ASC 825-10 are effective for interim reporting periods ending after June 15, 2009. The amendments to ASC 825-10 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. We adopted the amendments to ASC 825-10 during the second quarter of Fiscal 2009. See Note 3, Investments, and Note 4, Fair Value Measurements, for further disclosures required under these amendments to ASC 825-10.

In April 2009, the FASB issued amendments to ASC 320-10, Investments – Debt and Equity Securities, which impact the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (“GAAP”) for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. The amendments to ASC 320-10 do not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. The amendments to ASC 320-10 are effective for interim reporting periods ending after June 15, 2009. The amendments to ASC 320-10 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. We adopted the amendments to ASC 320-10 during the second quarter of Fiscal 2009. The adoption of the amendments to ASC 320-10 did not have any impact on our Consolidated Financial Statements.

In April 2009, the FASB issued amendments to ASC 820-10, Fair Value Measurements and Disclosures, which provide guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. These amendments to ASC 820-10 include guidance on identifying circumstances that indicate when a transaction is not orderly, and are effective for interim reporting periods ending after June 15, 2009. These amendments to ASC 820-10 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. We adopted these amendments to ASC 820-10 during the second quarter of Fiscal 2009. See Note 3, Investments, for disclosure required under these amendments to ASC 820-10.

In June 2008, the FASB issued amendments to ASC 260-10, Earnings Per Share, which require that unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) be considered participating securities and be included in the two-class method of computing earnings per share. These amendments to ASC 260-10 are effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted these amendments to ASC 260-10 on February 1, 2009. The adoption of these amendments to ASC 260-10 impacted the determination and reporting of earnings per share by requiring the inclusion of unvested restricted stock and performance restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. The amendments to ASC 260-10 also required retroactive application to previously reported earnings per share amounts. Including these shares in our earnings per share calculation during periods of net income has the effect of diluting both its basic and diluted earnings per share. However, in periods of net loss, no effect is given to the participating securities since they do not have an obligation to share in the losses of the Company. See Note 6, Net (Loss)/Income Per Share for further discussion.

In September 2006, the FASB issued amendments to ASC 820-10, Fair Value Measurements and Disclosures. Subsequently, on February 12, 2008, the portion of these amendments related to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis was deferred by the FASB for one year. We adopted the partially deferred portion of the amendments to ASC 820-10 on February 1, 2009. See Note 4, Fair Value Measurements, for additional disclosures required under these amendments to ASC 820-10 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. At October 31, 2009 substantially all of our cash was invested in money market funds or FDIC insured banks. The money market funds invest substantially in US Treasury Securities.

At each of the periods ended October 31, 2009, January 31, 2009, and November 1, 2008 we had $6.0 million invested in auction rate securities with a fair market value of $5.7 million, $5.8 million, and $5.6 million, respectively. The approximate net carrying value of these investments represents our best estimate of the fair value of these investments based on available information on those dates.

On November 14, 2008, we entered into a settlement agreement with UBS AG (“UBS”). As a result of the settlement agreement with UBS, we reclassified these auction rate securities from available-for-sale securities to trading securities, and all previously recorded temporary impairment charges were charged to earnings in accordance with ASC 320-10, Investments – Debt and Equity Securities. During the quarter and nine months ended October 31, 2009, unrealized losses related to these securities recognized in earnings and included in interest income on our Condensed Consolidated Statements of Operations were immaterial.

We classified the net carrying value of our remaining investment in auction rate securities as long-term, included in other assets, on our Condensed Consolidated Balance Sheets as of January 31, 2009 and November 1, 2008. However, since we have auction rate security rights that enable us to sell our auction rate securities back to UBS at par value anytime during the two year period beginning June 30, 2010, and because we intend to exercise this right as soon as practicably possible, as of August 1, 2009, we reclassified the net carrying value of our remaining investment in auction rate securities as short-term, included in short-term investments on its Condensed Consolidated Balance Sheets at October 31, 2009.

In accordance with ASC 320-10, these auction rate securities were classified as available-for-sale and were carried at fair market value as of November 1, 2008. During the quarter and nine months ended November 1, 2008 we recorded a temporary impairment charge of approximately $0.4 and $0.8 million, respectively, to accumulated other comprehensive loss related to our investment in auction rate securities.

As a result of losses experienced in global equity markets, our pension funds experienced negative returns in Fiscal 2008 which, in turn, increased pension costs in 2009. Our pension plan is invested in readily-liquid investments, primarily equity and debt securities. Continued deterioration in the financial markets may require us to make a contribution to our pension plan in Fiscal 2009.

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

The current economic downturn has had a significant negative impact on the commercial real estate sector, including large commercial and retail landlords. On April 16, 2009 one of our major national landlords, General Growth Properties, Inc. (“GGP”) and many of its affiliates (collectively “GGP Debtors”) filed petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code (11 U.S.C. § 101 et seq.). We are currently tenants at 107 stores that the GGP Debtors and certain of their non-debtor affiliates own, manage, or control. Approximately 62 of the 107 stores are subject to leases on which a GGP Debtor is a landlord, and the balance of the stores are with affiliates of GGP that did not file for bankruptcy relief on April 16, 2009. As a result of the bankruptcy filing, the GGP Debtors may have or seek to exercise certain rights that could potentially negatively impact us, including without limitation the right to assume or reject all or any of the store leases to which a GGP Debtor is a party. The GGP Debtors may also pursue the sale or other disposition of the mall properties in which our stores are located, which could adversely affect our leases. Moreover, if a GGP Debtor or any buyer of a GGP Debtor’s property is unable to continue to operate its malls in a first class condition and otherwise perform its obligations as landlord, including without limitation its repair and maintenance obligations, then our sales and operating results in those malls could be adversely affected. While we are taking steps to control and mitigate any adverse effects of the GGP Debtor’s bankruptcy, there can be no assurance that all significant impacts can be avoided. Nor can there be any assurance that other affiliates of GGP do not file for bankruptcy and adversely affect additional leases.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)

August 2, 2009 to August 29, 2009	4,676	$11.89	—	$159,083
August 30, 2009 to October 3, 2009	8,528	14.45	—	159,083
October 4, 2009 to October 31, 2009	479	15.54	—	159,083

	13,683		—

(a)	Represents shares of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced program.
(b)	The $300 million securities repurchase program approved by our Board of Directors on August 23, 2007 will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors. There were no shares purchased under this program during the nine months ended October 31, 2009.

Item 6.	Exhibits

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: November 20, 2009	By:	/S/ KAY KRILL
Kay Krill
President & Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2009	By:	/S/ MICHAEL J NICHOLSON
Michael J. Nicholson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.