Form 10-Q
period 2010-05-01
ANNTAYLOR STORES CORP
filed 2010-05-21
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 17, 2010
Common Stock, $.0068 par value	58,793,097

Statement Regarding Forward-Looking Disclosures

Certain sections of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. Forward-looking statements also include representations of the expectations or beliefs of AnnTaylor Stores Corporation (the “Company”) concerning future events that involve risks and uncertainties, including:

•	effectiveness of the Company’s brand awareness and marketing programs, and its ability to maintain the value of its brands;

•	the Company’s ability to accurately predict client fashion preferences and trends and provide merchandise that satisfies client demands in a timely manner;

•	the Company’s ability to successfully execute brand extensions and new concepts;

•	competitive influences and decline in the demand for merchandise offered by the Company, and the Company’s ability to manage inventory levels and merchandise mix;

•	the Company’s ability to hire, retain and train key personnel;

•	the Company’s ability to optimize its store portfolio and effectively manage the profitability of its existing stores;

•

the Company’s reliance on independent foreign sources of production, including financial or political instability, supplier inability to obtain adequate access to liquidity to finance their operations, the imposition of duties or other possible trade law or import restrictions, including legislation relating to import quotas, as well as increases in the costs of raw materials and freight;

•	the Company’s ability to successfully upgrade and maintain its information systems, including adequate system security controls;

•	the Company’s ability to continue operations in accordance with its business continuity plan in the event of an interruption;

•	the Company’s dependence on a single distribution facility and third-party transportation companies;

•	the performance and operations of the Company’s websites;

•	general economic conditions and the recent financial crisis, including the resultant downturn in the retail industry, and their effects on the Company’s liquidity and capital resources;

•	continuation of lowered levels of consumer spending and consumer confidence, changes in levels of store traffic and higher levels of unemployment resulting from the worldwide economic downturn;

•	fluctuation in the Company’s level of sales and earnings growth and stock price;

•	a significant change in the regulatory environment applicable to the Company’s business and the Company’s ability to comply with legal and regulatory requirements;

•

continued volatility and deterioration of the financial markets, including further tightening of the credit environment, fluctuations in interest rates and exchange rates or restrictions on the transfer of funds;

•	the Company’s ability to secure and protect trademarks and other intellectual property rights;

•	failure by independent manufacturers to comply with the Company’s quality, product safety and social practices requirements;

•	the inability of the Company, particularly through its sourcing and logistics functions, to operate within production and delivery constraints;

•	acts of war or terrorism in the United States or worldwide;

•

the potential impact of natural disasters and public health concerns, including severe infectious diseases, particularly on the Company’s foreign sourcing offices and manufacturing operations of the Company’s vendors;

•	work stoppages, slowdowns or strikes;

•	the Company’s ability to achieve the results of its restructuring program, including changes in management’s assumptions and projections concerning costs and timing;

•	the Company’s ability to realize deferred tax assets;

•	the effect of external economic factors on the Company’s future funding obligations for its defined benefit pension plan; and

•	the bankruptcy or significant deterioration of the Company’s major national landlords.

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

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters Ended May 1, 2010 and May 2, 2009

(unaudited)

	Quarters Ended
	May 1, 2010	May 2, 2009
	(in thousands, except per share amounts)
Net sales	$476,181	$426,747
Cost of sales	193,290	189,889

Gross margin	282,891	236,858
Selling, general and administrative expenses	243,799	238,611
Restructuring charges	385	964

Operating income/(loss)	38,707	(2,717)
Interest income	226	273
Interest expense	405	779

Income/(loss) before income taxes	38,528	(3,223)
Income tax provision/(benefit)	15,912	(909)

Net income/(loss)	$22,616	$(2,314)

Earnings per share:
Basic earnings/(loss) per share	$0.38	$(0.04)

Weighted average shares outstanding	57,406	56,550

Diluted earnings/(loss) per share	$0.38	$(0.04)

Weighted average shares outstanding, assuming dilution	58,393	56,550

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

May 1, 2010, January 30, 2010 and May 2, 2009

(unaudited)

	May 1, 2010	January 30, 2010	May 2, 2009
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$207,129	$204,491	$198,695
Short-term investments	5,704	5,655	—
Accounts receivable	31,582	19,267	31,051
Merchandise inventories	199,620	169,141	212,276
Refundable income taxes	24,443	24,929	1,602
Deferred income taxes	32,281	35,799	21,322
Prepaid expenses and other current assets	43,539	45,613	57,969

Total current assets	544,298	504,895	522,915
Property and equipment, net	348,055	365,934	460,249
Deferred financing costs, net	897	973	1,199
Deferred income taxes	32,071	23,683	50,590
Other assets	7,145	6,656	12,986

Total assets	$932,466	$902,141	$1,047,939

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$90,208	$76,969	$91,138
Credit facility	—	—	125,000
Accrued salaries and bonus	18,144	32,168	20,319
Accrued tenancy	43,608	44,878	41,625
Gift certificates and merchandise credits redeemable	39,455	47,555	38,563
Accrued expenses and other current liabilities	87,291	73,804	82,729

Total current liabilities	278,706	275,374	399,374
Deferred lease costs	175,754	183,917	210,890
Deferred income taxes	1,119	1,584	1,769
Other liabilities	32,650	24,080	17,906

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,489,828, 82,476,328 and 82,476,328 shares issued, respectively	561	561	561
Additional paid-in capital	782,119	777,786	765,367
Retained earnings	436,910	414,294	430,188
Accumulated other comprehensive loss	(4,078)	(4,158)	(7,506)

	1,215,512	1,188,483	1,188,610

Treasury stock, 23,698,496, 23,701,800 and 23,916,352 shares respectively, at cost	(771,275)	(771,297)	(770,610)

Total stockholders’ equity	444,237	417,186	418,000

Total liabilities and stockholders’ equity	$932,466	$902,141	$1,047,939

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended May 1, 2010 and May 2, 2009

(unaudited)

	Quarters Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Operating activities:
Net income/(loss)	$22,616	$(2,314)
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Deferred income taxes	(5,383)	6,515
Depreciation and amortization	24,822	26,978
Loss on disposal and write-down of property and equipment	1,024	167
Non-cash compensation expense	5,957	4,848
Non-cash interest and other non-cash items	575	459
Non-cash restructuring charges	174	700
Tax benefit/(deficiency) from exercise/vesting of stock awards	2,552	(1,659)
Changes in assets and liabilities:
Accounts receivable	(12,315)	(16,970)
Merchandise inventories	(30,950)	(38,829)
Prepaid expenses and other current assets	2,074	5,086
Refundable income taxes	486	33,668
Other non-current assets and liabilities, net	(929)	(6,069)
Trade notes, accounts payable and accrued expenses	3,145	(38,229)

Net cash provided by/(used for) operating activities	13,848	(25,649)

Investing activities:
Purchases of marketable securities	(437)	(120)
Sales of marketable securities	54	338
Purchases of property and equipment	(8,332)	(11,722)

Net cash used for investing activities	(8,715)	(11,504)

Financing activities:
Proceeds from draw down of credit facility	—	125,000
Proceeds from the issuance of common stock pursuant to the Associate Discount Stock Purchase Plan	754	583
Proceeds from exercise of stock options	410	—
Excess tax benefits from stock-based compensation	1,027	2
Repurchases of common and restricted stock	(5,318)	(166)
Repayments of fixed asset financing and capital lease obligations	(227)	(1,891)
Proceeds from fixed asset financing	859	—

Net cash (used for)/provided by financing activities	(2,495)	123,528

Net increase in cash	2,638	86,375
Cash and cash equivalents, beginning of period	204,491	112,320

Cash and cash equivalents, end of period	$207,129	$198,695

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$332	$851

Income taxes	$761	$2,300

Property and equipment acquired through capital lease	$762	$—

Accrual for purchases of property and equipment	$8,434	$18,751

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The Condensed Consolidated Financial Statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated.

The results of operations for the 2010 interim period presented in the Condensed Consolidated Financial Statements (unaudited) are not necessarily indicative of results to be expected for Fiscal 2010.

The January 30, 2010 Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheets of AnnTaylor Stores Corporation (the “Company”) in its Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Approximately $0.2 million of gift certificates and merchandise credits escheated, which were previously included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, were reclassified to gift certificates and merchandise credits redeemable at May 2, 2009 to conform to the May 1, 2010 and January 30, 2010 presentation.

Restructuring related expenses of approximately $0.8 million incurred during the first quarter of fiscal 2009 and previously included in selling, general and administrative expenses were reclassified to restructuring charges in the Condensed Consolidated Statements of Operations for the quarter ended May 2, 2009.

Detailed footnote information is not included in this Report. The financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

2. Summary of Significant Accounting Policies

There have been no material updates or changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Recent Accounting Pronouncements

Recently Issued Standards

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 amends Accounting Standards Codification (“ASC”) 718-10, Compensation – Stock Compensation, and clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition, and, therefore, would not require classification as a liability if the award otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The Company is in the process of evaluating ASU 2010-13 and does not expect it will have any impact on its Consolidated Financial Statements.

In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 amends ASC 815-10, Derivatives and Hedging, and clarifies that the scope exception permitted by the accounting guidance does not apply to contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination of one financial instrument to another. ASU 2010-11 is effective for the first fiscal quarter beginning after June 15, 2010, however, early adoption is permitted. The Company is in the process of evaluating ASU 2010-11 and does not expect it will have any impact on its Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

Recently Issued Standards (continued)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During Fiscal 2009, the Company early adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. However, it intends to adopt the remaining disclosure requirements when they become effective in the first quarter of Fiscal 2011. The Company is in the process of evaluating these additional disclosure requirements and does not expect they will have a significant impact on its Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 amends ASC 605-10, Revenue Recognition, and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but certain requirements must be met. The Company is in the process of evaluating ASU 2009-13 and does not expect it will have a significant impact on its Consolidated Financial Statements.

Recently Adopted Standards

In June 2009, the FASB issued ASU 2009-16, Transfers and Servicing, which seeks to improve financial reporting by providing a short-term solution to address inconsistencies in practice, such as eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance. ASU 2009-16 is effective for annual financial periods beginning after November 15, 2009, and interim periods within that initial annual period and thereafter, and shall be applied prospectively. Early adoption is prohibited. The Company adopted ASU 2009-16 during the first quarter of Fiscal 2010. The adoption of ASU 2009-16 did not have any impact on the Company’s Condensed Consolidated Financial Statements.

In June 2009, the FASB issued ASU 2009-17, Consolidations, which seeks to improve financial reporting by requiring that entities perform an analysis to determine whether any variable interest or interests that they have give them a controlling financial interest in a variable interest entity. ASU 2009-17 is effective for annual financial periods beginning after November 15, 2009, and interim periods within that initial annual period and thereafter, and shall be applied prospectively. Early adoption is prohibited. The Company adopted ASU 2009-17 during the first quarter of Fiscal 2010. The adoption of ASU 2009-17 did not have any impact on the Company’s Condensed Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3. Investments

The Company had $6.0 million invested in auction rate securities at May 1, 2010, January 30, 2010 and May 2, 2009 with a carrying value of $5.7 million, $5.6 million and $5.8 million, respectively. The approximate net carrying value represents the Company’s best estimate of the fair value of these investments based on available information on those dates. As of May 1, 2010, there was insufficient observable auction rate security market information available to determine the fair value of the auction rate securities or the right obtained in the Company’s settlement with UBS AG (“UBS”), as discussed below. As such, the auction rate securities and the right obtained in the Company’s settlement with UBS were deemed to require valuation using Level 3 inputs. Consistent with ASC 820-10, Fair Value Measurements and Disclosures, the Company valued the auction rate securities using analyses and pricing models similar to those used by market participants (i.e., buyers, sellers, and the broker-dealers responsible for execution of the Dutch auction pricing mechanism by which each issue’s interest rate was set).

On November 14, 2008, the Company entered into a settlement agreement with UBS, one of its investment providers, related to its $6.0 million investment in auction rate securities purchased from UBS. Under the terms of the settlement agreement, the Company received auction rate security rights that enable it to sell its auction rate securities back to UBS at par value at any time during the two year period beginning June 30, 2010. The Company recorded these auction rate security rights as a put option. The estimated fair value of the put option related to the auction rate securities was determined by taking the par value of the auction rate securities less the fair value of those securities and discounting that difference via a discount factor. The discount factor was determined using a combination of the UBS Credit Default Spread and LIBOR.

Since the Company has auction rate security rights that enable it to sell its auction rate securities back to UBS at par value at any time during the two year period beginning June 30, 2010, and because the Company intends to exercise this right as soon as practicably possible, as of May 1, 2010 and January 30, 2010, the Company has classified the net carrying value of its remaining investment in auction rate securities as short-term, included in short-term investments on its Condensed Consolidated Balance Sheets.

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Fair Value Measurements (continued)

The following tables segregate all financial assets and liabilities of the Company as of May 1, 2010, January 30, 2010 and May 2, 2009 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement date:

	May 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$2,269	$2,269	$—	$—
Auction rate securities (2)	5,690	—	—	5,690
Put option on auction rate securities (3)	309	—	—	309

Total assets	$8,268	$2,269	$—	$5,999

	January 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$1,762	$1,762	$—	$—
Auction rate securities (2)	5,649	—	—	5,649
Put option on auction rate securities (3)	349	—	—	349

Total assets	$7,760	$1,762	$—	$5,998

	May 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$1,592	$1,592	$—	$—
Auction rate securities (2)	5,762	—	—	5,762
Put option on auction rate securities (3)	228	—	—	228

Total assets	$7,582	$1,592	$—	$5,990

(1)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives and other highly compensated employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust.
(2)	Auction rate securities are valued using an income-approach model (discounted cash-flow analysis). The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. The amounts presented exclude accrued interest as of May 1, 2010, January 30, 2010 and May 2, 2009.
(3)	The Company received certain auction rate security rights from UBS under the terms of its settlement agreement with UBS dated November 14, 2008, which were recorded as a put option. The put option on auction rate securities is valued using a discounted cash-flow analysis.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Fair Value Measurements (continued)

The following table provides a reconciliation of the beginning and ending balances for the Company’s investment in auction rate securities and the related put option for the quarters ended May 1, 2010 and May 2, 2009, as these assets are measured at fair value using significant unobservable inputs (Level 3):

	Quarters Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Balance at beginning of period	$5,998	$5,987
Total gains realized/unrealized included in interest income	1	3

Balance at end of period	$5,999	$5,990

The following table segregates all non-financial assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy, based on the inputs used to determine the fair value at May 1, 2010 and May 2, 2009:

	Total May 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
Long-lived assets held and used (1)	$—	$—	$—	$—	$(81)

Total assets	$—	$—	$—	$—	$(81)

	Total May 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
Long-lived assets held and used (1)	$—	$—	$—	$—	$(467)

Total assets	$—	$—	$—	$—	$(467)

(1)	The Company performs impairment tests under the guidance of ASC 360-10, Property, Plant, and Equipment, whenever there are indicators of impairment. These tests typically consider which assets are impaired at a store level. The Company would recognize an impairment loss only if the carrying value of a long-lived asset or group of assets is not recoverable from undiscounted cash flows, and would measure an impairment loss as the difference between the carrying value and fair value of the assets based on discounted cash flow projections. Upon the adoption of ASC 820-10, the Company considered all relevant valuation techniques (e.g., market, income, and cost approaches) that could be obtained without undue cost and effort, and determined that the discounted cash flow approach continued to provide the most relevant and reliable means by which to determine fair value in this circumstance. The range of discount rates utilized in determining fair value for this purpose during the quarter ended May 1, 2010 was 8.00-11.41%, based upon the corresponding benchmark interest rate associated with the period of remaining cash flows for the individual stores. The discount rate utilized in determining the fair value for this purpose during the quarter ended May 2, 2009 was 11.9%, based upon the Company’s calculated weighted average cost of capital.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Fair Value Measurements (continued)

During the quarters ended May 1, 2010 and May 2, 2009, long-lived assets held and used with a carrying value of $0.1 million and $0.5 million, respectively, were written down to their fair value, resulting in asset impairment charges of $0.1 million and $0.5 million, respectively. These amounts were included in restructuring charges in the Company’s Condensed Consolidated Statements of Operations.

At May 1, 2010, the Company believes that the carrying value of cash and cash equivalents, receivables, and payables approximates fair value, due to the short maturity of these financial instruments.

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

In connection with the store closing component of the Company’s Restructuring Program, the Company initially identified 117 stores for closure over the Fiscal 2008 to Fiscal 2010 period. In connection with the subsequent expansion of the Company’s Restructuring Program, the Company identified an additional 108 stores for closure, and now expects to close approximately 225 stores under its Restructuring Program, with a total of approximately 163 of these stores expected to close over the original Fiscal 2008 to Fiscal 2010 period and the balance expected to close in Fiscal 2011 and beyond. During the quarter ended May 1, 2010, the Company closed four stores under the Restructuring Program. As of May 1, 2010, the Company closed a total of 106 stores under its Restructuring Program. By division, the Company closed 33 Ann Taylor stores and 27 LOFT stores during Fiscal 2008, 18 Ann Taylor stores and 24 LOFT stores during Fiscal 2009, and three Ann Taylor stores and one LOFT store during the first quarter of Fiscal 2010.

As part of the organizational streamlining component of its Restructuring Program, the Company eliminated approximately 600 positions over the Fiscal 2007 to Fiscal 2009 period, of which 180 positions were eliminated in Fiscal 2007, 260 positions were eliminated in Fiscal 2008, and 160 positions were eliminated in Fiscal 2009.

The Company expects total pre-tax expenses associated with its restructuring initiatives to be in the range of $130 to $140 million, with approximately $85 million in non-cash charges primarily related to the write-down of store assets and approximately $45 to $55 million in cash charges for severance and various other costs. In Fiscal 2009, Fiscal 2008 and Fiscal 2007, the Company recorded $36.4 million, $59.7 million and $32.3 million, respectively, in restructuring charges. During the quarter ended May 1, 2010, the Company recorded an additional $0.4 million in restructuring charges. The balance of $2 to $12 million is expected to be incurred in Fiscal 2010. The above estimated costs and charges, to the extent they have not already been incurred, may vary materially based on various factors, including, among other things, timing in execution of the restructuring program, outcome of negotiations with landlords and other third parties and changes in the Company’s assumptions and projections.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5. Restructuring Charges (continued)

The following tables present detailed information related to restructuring charges recorded during the quarters ended May 1, 2010 and May 2, 2009:

	Quarter ended May 1, 2010
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs		Total
	(in thousands)
Balance at January 30, 2010	$—	$(2,382)	$(4,401)		$(6,783)
Restructuring provision	(81)	155 (2)	(459)		(385)

Subtotal	(81)	(2,227)	(4,860)		(7,168)

Cash payments	—	1,406	1,372		2,778
Non-cash adjustments	81	—	93		174

Balance at May 1, 2010	$—	$(821)	$(3,395)		$(4,216)

	Quarter ended May 2, 2009
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs		Total
	(in thousands)
Balance at January 31, 2009	$—	$(9,743)	$(1,562)		$(11,305)
Restructuring provision	(467)	1,003 (2)	(1,500	)(3)	(964)

Subtotal	(467)	(8,740)	(3,062)		(12,269)

Cash payments	—	4,316	1,007		5,323
Non-cash adjustments	467	—	233		700

Balance at May 2, 2009	$—	$(4,424)	$(1,822)		$(6,246)

(1)	Asset impairment charges represent the write-down of store assets to their estimated fair value for those store locations identified for closure under the Company’s restructuring program.
(2)	Represents an adjustment to the severance accrual resulting from a change in accounting estimate.
(3)	Restructuring related expenses of approximately $0.8 million incurred during the first quarter of fiscal 2009 and previously included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations were reclassified to restructuring charges.

6. Net Income/(Loss) Per Share

Basic earnings/(loss) per share is calculated by dividing net income/(loss) associated with common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method discussed in ASC 260-10, Earnings Per Share.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6. Net Income/(Loss) Per Share (continued)

On February 1, 2009, the Company adopted amendments to ASC 260-10, which impacted the determination and reporting of earnings per share by requiring the inclusion of time and performance vesting restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities, since they do not share in the losses of the Company. During periods of net income, participating securities have the effect of diluting both basic and diluted earnings per share.

	Quarters Ended
	May 1, 2010			May 2, 2009
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net income/(loss)	$22,616			$(2,314)
Less net income associated with participating securities	521			—

Basic earnings/(loss) per share	$22,095	57,406	$0.38	$(2,314)	56,550	$(0.04)

Diluted Earnings per Share
Net income/(loss)	$22,616			$(2,314)
Less net income associated with participating securities	512			—
Effect of dilutive securities		987			—

Diluted earnings/(loss) per share	$22,104	58,393	$0.38	$(2,314)	56,550	$(0.04)

For the quarter ended May 1, 2010, non-participating securities (options) representing 3,123,905 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share due to the antidilutive effect of the securities’ exercise prices as compared to the average market price of the common shares during that period.

For the quarter ended May 2, 2009, non-participating securities (options and contingently issuable securities) representing 4,825,601 shares and participating securities representing 1,422,176 shares were excluded from the above computations of weighted-average shares for basic and diluted earnings per share because the effect would be antidilutive due to the net loss for the period.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Share-based Payments

Stock Incentive Plans

During the quarters ended May 1, 2010 and May 2, 2009, the Company recognized approximately $6.4 million and $4.8 million, respectively, in total share-based compensation expense, of which $0.4 million is related to liability awards for the quarter ended May 1, 2010. As of May 1, 2010, there was $14.3 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. As of May 1, 2010, there was $5.2 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.5 years. As of May 1, 2010, there was $6.2 million of unrecognized compensation cost related to unvested restricted unit awards, which are being accounted for as liability awards. This compensation cost is expected to be recognized over a remaining weighted-average vesting period of 1.5 years.

Stock Options

The following table summarizes stock option activity for the quarter ended May 1, 2010:

	Quarter Ended
	May 1, 2010
	Shares	Weighted - Average Exercise Price
Options outstanding at January 30, 2010	5,156,228	$17.94
Granted (1)	595,000	19.61
Exercised	(91,995)	4.45
Forfeited or expired	(7,400)	27.04

Options outstanding at May 1, 2010	5,651,833	$18.32

Vested and exercisable at May 1, 2010	2,607,424	$24.48

Options expected to vest at May 1, 2010	2,285,494	$12.94

(1)	Options granted during the quarter ended May 1, 2010 vest annually over a three year period, and expire ten years after the grant date.

The weighted-average fair value of options granted during the quarters ended May 1, 2010 and May 2, 2009, estimated as of the grant date using the Black-Scholes option pricing model, was $9.29 and $1.33 per share, respectively.

The fair value of options granted under the Company’s stock plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarters Ended
	May 1, 2010	May 2, 2009
Expected volatility	54.8%	58.1%
Risk-free interest rate	2.2%	2.1%
Expected life (years)	4.65	4.17
Dividend yield	—	—

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

Restricted Stock

The following table summarizes restricted stock activity for the quarter ended May 1, 2010:

	Time-Based		Performance-Based
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares		Weighted- Average Grant Date Fair Value
Restricted stock awards at January 30, 2010	1,360,177	$8.20	436,502		$7.83
Granted	4,500 (1)	21.52	128,765	(2)	19.75
Vested	(650,626)	7.10	(283,927)		18.27
Forfeited	(150)	35.86	—		—

Restricted stock awards at May 1, 2010	713,901	$9.28	281,340		$2.75

(1)	These shares vest annually over a three year period.
(2)	These awards vested immediately on the grant date, and are comprised of 100,000 shares in partial settlement for a bonus earned in connection with the fiscal year 2009 strategic restructuring program bonus, and 28,765 shares for over-achievement of performance targets for Fiscal 2009 performance vesting restricted stock grants.

Restricted Units

In March 2010, the Company granted 293,000 time vesting and 169,500 performance vesting restricted unit awards with a grant date fair value of $19.58, all of which were outstanding as of May 1, 2010. Since there were insufficient shares available to settle these awards in stock as of the date of grant, they have been classified and accounted for as liability awards under ASC 718-10, Compensation – Stock Compensation, and were marked-to-market on May 1, 2010. Under mark-to-market accounting, the liability for these awards is remeasured at the end of each fiscal quarter during the vesting period based upon the closing market price of the Company’s common stock. During the quarter ended May 1, 2010, the Company recorded $0.4 million of compensation cost related to these awards. On May 19, 2010, the Company’s shareholders approved an additional 3,000,000 shares under its 2003 Equity Incentive Plan. As such, all of these awards will be settled entirely in shares.

The time vesting restricted unit awards vest annually over three years. The performance vesting restricted units vest annually over a three year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 75% to 125% of the value granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such units, grantees will not earn anything with respect to that tranche. Management’s estimates of the probability and level of achievement related to the performance vesting restricted unit awards is reflected in the compensation cost recorded during the quarter ended May 1, 2010.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8. Debt and Capital Leases

Credit Facility

On April 23, 2008, the Company’s wholly-owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (the “Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. The Credit Facility provides for a potential increase in the total facility and the aggregate commitments thereunder up to $350 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility expires on April 23, 2013 and may be used for working capital, letters of credit and other general corporate purposes. The Credit Facility contains an acceleration clause which, upon the occurrence of a Material Adverse Effect, as defined in the Credit Facility, may cause any outstanding borrowings to become immediately due and payable.

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $12.1 million, $13.8 million and $18.8 million as of May 1, 2010, January 30, 2010 and May 2, 2009, respectively, leaving a remaining available balance for loans and letters of credit of $168.6 million, $112.9 million and $50.5 million, respectively. There were no borrowings outstanding under the Credit Facility at May 1, 2010, at January 30, 2010, or as of the date of this filing. In March 2009, the Company accessed $125 million from its Credit Facility as a precaution against potential disruption in the credit markets. In July 2009, the Company repaid $50 million of these revolver borrowings, and subsequently repaid the remaining $75 million in October 2009.

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8. Debt and Capital Leases (continued)

Capital Lease

On August 25, 2008, the Company entered into a capital lease related to certain computer equipment with a four-year term. The computer equipment was placed in service in February 2009. During the quarter ended May 1, 2010, the Company entered into a second capital lease related to certain computer equipment with a four-year term and modified the original August 25, 2008 lease agreement by extending the term so that both lease agreements have a four-year term beginning May 1, 2010. The following table presents leased assets by major class:

	May 1, 2010	January 30, 2010	May 2, 2009
	(in thousands)
Computer equipment	$2,400	$1,638	$1,638
Less accumulated depreciation and amortization	(410)	(328)	(82)

Net property and equipment	$1,990	$1,310	$1,556

Future minimum lease payments under all capital leases as of May 1, 2010 are as follows:

Fiscal Year	(in thousands)
2010	$336
2011	448
2012	448
2013	448
2014	113
Thereafter	—

Total	1,793

Less weighted average interest rate of 1.8% on capital lease	63

Total principal, excluding interest	1,730
Less current portion	423

Total long-term obligation, net of current portion	$1,307

Other

At May 1, 2010, January 30, 2010 and May 2, 2009, there was $0.5 million, $0.6 million and $2.6 million, respectively, in borrowings for the purchase of fixed assets included in accrued expenses and other current liabilities and $1.7 million, $1.0 million and $1.4 million, respectively, included in other liabilities on the Company’s Condensed Consolidated Balance Sheets.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9. Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Net periodic pension cost:
Interest cost	458	525
Expected return on plan assets	(408)	(380)
Amortization of actuarial loss	128	315

Net periodic pension cost	$178	$460

The Company was not required to make and did not make any contributions to its Pension Plan during the quarters ended May 1, 2010 and May 2, 2009.

10. Income Taxes

The following table shows the Company’s effective income tax rate for the quarters ended May 1, 2010 and May 2, 2009:

	Quarters Ended
	May 1, 2010	May 2, 2009
Effective income tax rate	41.3%	28.2%

The increase in the effective tax rate for the quarter ended May 1, 2010 as compared to the comparable 2009 period was primarily due to the impact of permanent items in a period of net income versus a period of net loss, as well as a change in the mix of earnings in various state taxing jurisdictions and certain discrete items.

11. Comprehensive Income/(Loss)

The components of comprehensive income/(loss) are shown below:

	Quarters Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Net income/(loss)	$22,616	$(2,314)
Amortization of actuarial loss, net of taxes of approximately $47 and $120, respectively	80	196

Comprehensive income/(loss)	$22,696	$(2,118)

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

General

AnnTaylor Stores Corporation, through its wholly-owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor” and “LOFT” brands. Unless the context indicates otherwise, all references to “we”, “our”, “us” and “the Company” refer to AnnTaylor Stores Corporation and its wholly-owned subsidiaries.

Ann Taylor defines what it means to be chic, smart and sophisticated. Relevant and stylish, Ann Taylor offers timeless wear-now and wear-to-work fashion with impeccable quality and irresistible prices. LOFT is the ultimate casual, fashionable and stylish retail destination for women, providing versatile and effortless pieces at surprising prices. Our Ann Taylor and LOFT brands offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a strategy to provide modern styles that are versatile across all occasions and needs. We offer past season best sellers from the Ann Taylor and LOFT merchandise collections at our Ann Taylor Factory and LOFT Outlet stores, respectively, and our clients can also shop our brands online at www.anntaylor.com and www.LOFTonline.com or by phone at 1-800-DIAL-ANN. As of May 1, 2010, we operated 903 stores in 46 states, the District of Columbia and Puerto Rico.

Management Overview

The first quarter of fiscal 2010 marked a strong start toward achieving our objective to deliver profitable sales growth at both brands for the year. Both our Ann Taylor and LOFT brands performed well ahead of our initial expectations, delivering significant sales and gross margin improvement across all channels of distribution. Net sales during the quarter increased 11.6% to $476.2 million, with overall comparable store sales increasing 14.1%. Our compelling merchandise assortments, combined with an effective promotional strategy and successful marketing initiatives, helped us win back former clients as well as attract new clients, resulting in increased traffic to our stores. This led to higher full price sell-through and positive comparable sales performance each month during the quarter. This, combined with our well-managed inventory levels, helped us achieve a 59.4% gross margin rate during the quarter.

In terms of brand performance, Ann Taylor experienced a strong quarter, with overall comparable sales increasing 16.4%. All channels contributed to this performance, with comparable sales increasing 15.1% at Ann Taylor stores, 50.7% in the Ann Taylor e-commerce channel and 10.7% at Ann Taylor Factory. We continued to make meaningful progress in our multi-season strategy to enhance and grow the Ann Taylor brand, and experienced improved metrics across all channels of distribution. Strong full-priced selling drove this performance, with full-price sales comps significantly outpacing the brand’s overall comp performance. Our client responded favorably to the fashion and newness of our merchandise assortment, as well as our strategy of offering more attractive opening price points across the assortment. This was further supported by a successful promotional strategy that drove sales and delivered higher gross margin. Importantly, all of the promotions were pre-planned, and due to our strong performance, we were able to cancel a number of our planned promotions during the quarter. Ann Taylor’s e-commerce channel experienced similar performance, which was further enhanced by an expanded style assortment. Traffic, sales and gross margin performance improved significantly, and we continue to view Ann Taylor’s online business as an area of great opportunity. We also saw improved performance at Ann Taylor Factory, and continue to view this channel as an opportunity to expand the reach of the brand to the outlet shopper.

At LOFT, our focus for 2010 was to continue the strong momentum achieved over the past year and further capitalize on the growth potential of the brand. Our first quarter results reflect success toward this objective, with the LOFT brand delivering a 12.5% increase in overall comparable sales performance. By channel, comparable sales increased 9.3% at LOFT stores, 59.9% in the brand’s e-commerce channel and 24.1% at LOFT Outlet. LOFT’s strong product offering, combined with a prudent inventory position, enabled us to be strategic in our promotional stance. We effectively timed our promotional activity to be competitive and responsive to our client’s desire for value, and were also able to step back from some planned promotions during the quarter due to the strength of our performance. LOFT’s e-commerce channel also experienced a significant increase in traffic over last year, which when combined with an increase in dollars per transaction, helped drive the channel’s sales growth during the quarter. LOFT Outlet also performed ahead of our expectations during the quarter, on compelling product and price points, which drove higher units and dollars per transaction.

Our real estate strategy is also focused on supporting our brand objectives. At Ann Taylor, we remain focused on optimizing in-store productivity and enhancing the in-store environment of our existing fleet while the brand’s evolution continues to gain momentum. During the third quarter of Fiscal 2010, we are planning to introduce our new Ann Taylor store prototype in three markets. At LOFT, we are moving forward with plans to add approximately 10 LOFT stores in Fiscal 2010, and successfully opened a new LOFT prototype store in early May. LOFT Outlet continues to be an attractive growth vehicle with significant long-term potential. We plan to open approximately 20 LOFT Outlet locations in the second half of Fiscal 2010. The selective growth of our store base across both our Ann Taylor and LOFT brands is designed to complement our continued strategy to drive sales growth and enhance the overall productivity of our existing store fleet, to help drive further profitable expansion of our brands.

Overall, our businesses experienced significant improvement during the first quarter of Fiscal 2010 as compared to last year. The Ann Taylor brand is making significant headway in its evolution, and LOFT is building on an already strong foundation. With this in mind, we also continue to remain focused on further expanding our e-commerce businesses, elevating the client experience across all brands and channels and maintaining discipline in our approach to maximizing gross margin and managing inventory and expenses.

Key Performance Indicators

In evaluating our performance, senior management reviews certain key performance indicators, including:

Comparable sales – Comparable sales provide a measure of existing store sales performance. A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening. Beginning in February 2010, sales from the Company’s e-commerce sites are included in comparable sales, and all comparable prior year periods were adjusted accordingly.

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

Results of Operations

The following table sets forth data from our consolidated statement of operations expressed as a percentage of net sales:

	Quarters Ended
	May 1, 2010	May 2, 2009
Net sales	100.0%	100.0%
Cost of sales	40.6	44.5

Gross margin	59.4	55.5
Selling, general and administrative expenses	51.2	55.9
Restructuring charges	0.1	0.2

Operating income/(loss)	8.1	(0.6)
Interest income	—	0.1
Interest expense	0.1	0.2

Income/(loss) before income taxes	8.0	(0.7)
Income tax provision/(benefit)	3.3	(0.2)

Net income/(loss)	4.7%	(0.5)%

The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period.

	Quarters Ended
	May 1, 2010	May 2, 2009
	increase (decrease)
Net sales	11.6%	(27.9)%
Operating income/(loss)	1,524.6%	(106.6)%
Net income/(loss)	1,077.4%	(108.9)%

Sales and Store Data

During the first quarter of Fiscal 2010, we revised the presentation of certain sales and store data from an approach which focused mainly on our Ann Taylor and LOFT stores, to a brand approach which incorporates the various channels of distribution within each brand. All prior period numbers have been adjusted to conform to the current period presentation. The following table sets forth certain brand sales and store data:

	Quarters Ended
Sales and Comps	May 1, 2010			May 2, 2009
	Sales		Comp (1)	Sales		Comp (1)
	($ in thousands)
Ann Taylor
Ann Taylor Stores	$115,265	(1)	15.1%	$108,171	(1)	(42.7)%
Ann Taylor e-commerce	20,871		50.7%	14,138		(27.0)%

Subtotal	136,136		19.3%	122,309		(41.3)%
Ann Taylor Factory	62,227	(1)	10.7%	55,983	(1)	(25.0)%

Total Ann Taylor Brand	$198,363		16.4%	$178,292		(37.6)%

LOFT
LOFT Stores	$243,077	(1)	9.3%	$224,320	(1)	(24.2)%
LOFT e-commerce	21,515		59.9%	13,714		(14.7)%

Subtotal	264,592		12.1%	238,034		(23.7)%
LOFT Outlet	13,226	(1)	24.1%	10,421	(1)	N/A

Total LOFT Brand	$277,818		12.5%	$248,455		(23.7)%

Total Company	$476,181		14.1%	$426,747		(30.2)%

Sales and Store Data (Continued)

	Quarters Ended
Sales Related Metrics	May 1, 2010	May 2, 2009
Average Dollars Per Transaction
Ann Taylor Brand	87.42	78.15
LOFT Brand	69.50	67.04

Average Units Per Transaction
Ann Taylor Brand	2.32	2.31
LOFT Brand	2.50	2.46

Average Unit Retail Sold
Ann Taylor Brand	37.68	33.83
LOFT Brand	27.80	27.25

Net Sales Per Average Gross Square Foot (2)
Ann Taylor Stores	74	63
Ann Taylor Factory	93	84
LOFT Stores	81	74
LOFT Outlet	108	143

(1)	A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening.
(2)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space. Ecommerce sales are not included in the net sales per average gross square foot calculations.

Sales and Store Data (Continued)

	Quarters Ended
	May 1, 2010		May 2, 2009
Stores and Square Feet	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Ann Taylor
Ann Taylor Stores	283	1,537	318	1,714
Ann Taylor Factory	92	668	91	662

Total Ann Taylor Brand	375	2,205	409	2,376

LOFT
LOFT Stores	510	2,996	513	3,023
LOFT Outlet	18	123	17	116

Total LOFT Brand	528	3,119	530	3,139

Total Company	903	5,324	939	5,515

Number Of:
Stores open at beginning of period	907	5,348	935	5,492
New stores	—	—	9	52
Expanded/downsized stores (3)	—	(4)	—	—
Closed stores	(4)	(20)	(5)	(29)

Stores open at end of period	903	5,324	939	5,515

Converted stores (4)	5	—	—	—

(3)	The number of stores that were expanded or downsized during the quarters ended May 1, 2010 and May 2, 2009 were 2 and 1, respectively.
(4)	During the quarter ended May 1, 2010, five Ann Taylor stores were converted to LOFT stores.

Net sales increased 11.6% during the quarter ended May 1, 2010 over the comparable 2009 period. We saw a marked improvement in client response to our merchandise assortments at both brands, which combined with our targeted promotional strategy, helped drive increased traffic to our stores. In addition, Ann Taylor experienced a significant increase in DPTs driven by higher AURs, while LOFT saw an increase in conversion. By brand, Ann Taylor’s net sales increased $20.1 million, or 11.3%, and LOFT’s net sales increased $29.4 million, or 11.8%, for the quarter ended May 1, 2010. Both brands experienced double-digit comparable sales gains as well as year-over-year sales growth at all three channels of distribution, with e-commerce sales up by more than 50% for both brands.

Cost of Sales and Gross Margin

The following table shows cost of sales and gross margin in dollars and the related gross margin percentages for the quarters ended May 1, 2010 and May 2, 2009:

	Quarters Ended
	May 1, 2010	May 2, 2009
	(dollars in thousands)
Cost of sales	$193,290	$189,889
Gross margin	$282,891	$236,858
Percentage of net sales	59.4%	55.5%

The increase in gross margin as a percentage of net sales for the quarter ended May 1, 2010 as compared to the comparable 2009 period was due primarily to higher full price sales as a percentage of total sales coupled with higher margin rates achieved on both full price and non-full price sales at both brands. This performance was the result of improved product offerings at both brands, effective marketing initiatives and the success of our strategy to appropriately position inventory levels.

Selling, General and Administrative Expenses

The following table shows selling, general and administrative expenses in dollars and as a percentage of net sales for the quarters ended May 1, 2010 and May 2, 2009:

	Quarters Ended
	May 1, 2010	May 2, 2009
	(dollars in thousands)
Selling, general and administrative expenses	$243,799	$238,611
Percentage of net sales	51.2%	55.9%

The increase in selling, general and administrative expenses for the quarter ended May 1, 2010 as compared to the comparable 2009 period was primarily due to higher marketing and performance-based compensation expenses and an increase in variable costs related to higher sales, partially offset by payroll and tenancy related savings associated with our restructuring program and cost savings initiatives. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to fixed cost leveraging, as a result of higher net sales and a continued focus on controlling expenses.

Restructuring Charges

The following table presents restructuring charges in dollars and as a percentage of net sales for the quarters ended May 1, 2010 and May 2, 2009:

	Quarters Ended
	May 1, 2010	May 2, 2009
	(dollars in thousands)
Restructuring charges	$385	$964
Percentage of net sales	0.1%	0.2%

During the quarters ended May 1, 2010 and May 2, 2009, we recorded restructuring charges related to the non-cash write-down of store assets, severance and other costs incurred during the periods. See “Liquidity and Capital Resources” and Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest Income

The following table shows interest income in dollars and as a percentage of net sales for the quarters ended May 1, 2010 and May 2, 2009:

	Quarters Ended
	May 1, 2010	May 2, 2009
	(dollars in thousands)
Interest income	$226	$273
Percentage of net sales	—%	0.1%

Interest income decreased for the quarter ended May 2, 2010 mainly due lower average interest rates earned, offset partially by higher average cash balances during the three months ended May 1, 2010.

Interest Expense

The following table shows interest expense in dollars and as a percentage of net sales for the quarters ended May 1, 2010 and May 2, 2009:

	Quarters Ended
	May 1, 2010	May 2, 2009
	(dollars in thousands)
Interest expense	$405	$779
Percentage of net sales	0.1%	0.2%

Interest expense includes various charges, the largest of which are interest and fees related to our Credit Facility. In March 2009, we accessed $125 million from our Credit Facility as a precaution against potential disruption in the credit markets. In July 2009, we repaid $50 million of these revolver borrowings, and subsequently repaid the remaining $75 million in October 2009. The decrease in interest expense for the quarter ended May 1, 2010 compared to the comparable 2009 period is mainly driven by the fact that there were no borrowings outstanding during the quarter ended May 1, 2010, as compared to interest on borrowings under our Credit Facility from March 2009 to April 2009. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $12.1 million, $13.8 million and $18.8 million as of May 1, 2010, January 30, 2010 and May 2, 2009, respectively. There were no borrowings outstanding under the Credit Facility as of the date of this filing. See “Liquidity and Capital Resources” and Note 8, Debt and Capital Leases in the Notes to Condensed Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes

The following table shows our effective income tax rate for the quarters ended May 1, 2010 and May 2, 2009:

	Quarters Ended
	May 1, 2010	May 2, 2009
Effective income tax rate	41.3%	28.2%

The increase in the effective tax rate for the quarter ended May 1, 2010 as compared to the comparable 2009 period was primarily due to the impact of permanent items in a period of net income versus a period of net loss, as well as a change in the mix of earnings in various state taxing jurisdictions and certain discrete items.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of our liquidity:

	May 1, 2010	January 30, 2010	May 2, 2009
	(dollars in thousands)
Working capital	$265,592	$229,521	$123,541
Current ratio	1.95:1	1.83:1	1.31:1

Operating Activities

Cash provided by operating activities was $13.8 million for the quarter ended May 1, 2010, compared with cash used for operating activities of $25.6 million for the quarter ended May 2, 2009. The increase in cash provided by operating activities as compared to the prior year period was primarily due to net income in the current year period compared to a net loss in the prior year period, decreases in cash used for merchandise inventories and accounts payable, and an increase in sales tax payable as a result of higher sales in the current year period. These increases were partially offset by approximately $33 million of income tax refunds received in the prior year period. Total inventory at May 1, 2010 decreased $12.6 million, or 6.0%, compared to May 2, 2009, consistent with the decrease in cash used for the purchase of merchandise inventories.

Investing Activities

Cash used for investing activities was $8.7 million for the quarter ended May 1, 2010, compared with $11.5 million for the quarter ended May 2, 2009. The decrease in cash used for investing activities was primarily due to a decrease in capital expenditures resulting from of our scaled-back store opening plans. During the three months ended May 1, 2010, we did not open any new stores, as compared to 9 new stores in the comparable prior year period. We are not planning any new store openings in the second quarter of Fiscal 2010, however we plan to convert one additional Ann Taylor store into a LOFT store during the second quarter of Fiscal 2010.

Financing Activities

Cash used for financing activities was $2.5 million for the quarter ended May 1, 2010, compared with cash provided by financing activities of $123.5 million for the quarter ended May 2, 2009. The increase in cash used for financing activities as compared to the prior year period was primarily due to the receipt of $125 million in borrowings under our Credit Facility in the prior year period, which was accessed as a precaution against potential disruption in the credit markets. There were no similar borrowings against our Credit Facility during the quarter ending May 1, 2010.

On April 23, 2008, our wholly-owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (the “Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. The remaining available balance for loans and letters of credit was $168.6 million, $112.9 million and $50.5 million as of May 1, 2010, January 30, 2010 and May 2, 2009, respectively.

Other

At May 1, 2010, substantially all of our cash was invested in money market funds backed by U.S. Treasury Securities or in FDIC insured bank deposit accounts. All of our deposit account balances are currently FDIC insured as a result of the government’s Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP currently expires on December 31, 2010. If the TLGP is not renewed, we would consider moving funds from deposit account balances into money market funds backed by U.S. Treasury Securities.

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

In connection with the store closing component of our Restructuring Program, we initially identified 117 stores for closure over the Fiscal 2008 to Fiscal 2010 period. In connection with the subsequent expansion of our restructuring program, we identified an additional 108 stores for closure, and now expect to close approximately 225 stores under our Restructuring Program, with a total of approximately 163 of these stores expected to close over the original Fiscal 2008 to Fiscal 2010 period and the balance expected to close in Fiscal 2011 and beyond. During the quarter ended May 1, 2010, we closed four stores under the Restructuring Program. As of May 1, 2010, we closed a total of 106 stores under our Restructuring Program. By division, we closed 33 Ann Taylor stores and 27 LOFT stores during Fiscal 2008, 18 Ann Taylor stores and 24 LOFT stores during Fiscal 2009, and three Ann Taylor stores and one LOFT store during the first quarter of Fiscal 2010.

As part of the organizational streamlining component of our Restructuring Program, we eliminated approximately 600 positions over the Fiscal 2007 to Fiscal 2009 period, of which 180 positions were eliminated in Fiscal 2007, 260 positions were eliminated in Fiscal 2008, and 160 positions were eliminated in Fiscal 2009.

We expect total pre-tax expenses associated with our restructuring initiatives to be in the range of $130 to $140 million, with approximately $85 million in non-cash charges primarily related to the write-down of store assets and approximately $45 to $55 million are cash charges for severance and various other costs. In Fiscal 2009, Fiscal 2008 and Fiscal 2007, we recorded $36.4 million, $59.7 million and $32.3 million, respectively, in restructuring charges. During the quarter ended May 1, 2010, we recorded an additional $0.4 million in restructuring charges. The balance of $2 to $12 million is expected to be incurred in Fiscal 2010. The above estimated costs and charges, to the extent they have not already been incurred may vary materially based on various factors, including, among other things, timing in execution of the restructuring program, outcome of negotiations with landlords and other third parties and changes in our assumptions and projections.

In October 2008, we launched an enhanced credit card program, which offers eligible clients the choice of a private label or a co-branded credit card. All new cardholders are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. As part of the program, we received an upfront signing bonus from the sponsoring bank. We also receive ongoing bounties for new accounts activated, as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting under Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition, and accordingly will be recognized into revenue ratably based on the total projected revenues over the term of the agreement. During the quarters ended May 1, 2010 and May 2, 2009, we recognized approximately $1.9 million and $1.5 million of revenue related to the credit card program, respectively. At May 1, 2010, January 30, 2010 and May 2, 2009, approximately $6.8 million, $7.2 million and $8.2 million, respectively, of deferred credit card income is included in accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs related to the customer loyalty program. These costs are included in either cost of sales or in net sales as a sales discount, as appropriate. The cost of sales impact was approximately $0.7 million and $1.0 million and the sales discount impact was approximately $0.9 million and $0.2 million for the quarters ended May 1, 2010 and May 2, 2009, respectively.

Our Pension Plan assets experienced gains in Fiscal 2009. As a result, pension costs in Fiscal 2010 are projected to be lower than pension costs in Fiscal 2009, excluding settlement charges. Our Pension Plan assets are invested in readily-liquid investments, primarily equity and debt securities. Deterioration in the financial markets may require us to make a contribution to our Pension Plan in Fiscal 2010.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to merchandise inventory valuation, asset impairment, income taxes and stock-based compensation. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Recent Accounting Pronouncements

Recently Issued Standards

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 amends ASC 718-10, Compensation – Stock Compensation, and clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition, and, therefore, would not require classification as a liability if the award otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. We are in the process of evaluating ASU 2010-13 and do not expect it will have any impact on our Consolidated Financial Statements.

In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 amends ASC 815-10, Derivatives and Hedging, and clarifies that the scope exception permitted by the accounting guidance does not apply to contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination of one financial instrument to another. ASU 2010-11 is effective for the first fiscal quarter beginning after June 15, 2010, however, early adoption is permitted. We are in the process of evaluating ASU 2010-11 and do not expect it will have any impact on our Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During Fiscal 2009, we early adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. However, we intend to adopt the remaining disclosure requirements when they become effective in the first quarter of Fiscal 2011. We are in the process of evaluating these additional disclosure requirements and do not expect they will have a significant impact on our Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 amends ASC 605-10, Revenue Recognition, and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but certain requirements must be met. We are in the process of evaluating ASU 2009-13 and do not expect it will have a significant impact on our Consolidated Financial Statements.

Recently Adopted Standards

In June 2009, the FASB issued ASU 2009-16, Transfers and Servicing, which seeks to improve financial reporting by providing a short-term solution to address inconsistencies in practice, such as eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance. ASU 2009-16 is effective for annual financial periods beginning after November 15, 2009, and interim periods within that initial annual period and thereafter, and shall be applied prospectively. Early adoption is prohibited. We adopted ASU 2009-16 during the first quarter of Fiscal 2010. The adoption of ASU 2009-16 did not have any impact on our Consolidated Financial Statements.

In June 2009, the FASB issued ASU 2009-17, Consolidations, which seeks to improve financial reporting by requiring that entities perform an analysis to determine whether any variable interest or interests that they have give them a controlling financial interest in a variable interest entity. ASU 2009-17 is effective for annual financial periods beginning after November 15, 2009, and interim periods within that initial annual period and thereafter, and shall be applied prospectively. Early adoption is prohibited. We adopted ASU 2009-17 during the first quarter of Fiscal 2010. The adoption of ASU 2009-17 did not have any impact on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are normally in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. At May 1, 2010, substantially all of our cash was invested in money market funds backed by U.S. Treasury Securities or in FDIC insured bank deposit accounts. All of our deposit account balances are currently FDIC insured as a result of the government’s Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP currently expires on December 31, 2010. If the TLGP is not renewed, we would consider moving funds from deposit account balances into money market funds backed by U.S. Treasury Securities.

At each of the periods ended May 1, 2010, January 30, 2010, and May 2, 2009 we had $6.0 million invested in auction rate securities with a fair market value of $5.7 million, $5.6 million, and $5.8 million, respectively. The approximate net carrying value of these investments represents our best estimate of the fair value of these investments based on available information on those dates.

On November 14, 2008, we entered into a settlement agreement with UBS AG (“UBS”). As a result of the settlement agreement with UBS, we reclassified these auction rate securities from available-for-sale securities to trading securities, and all previously recorded temporary impairment charges were charged to earnings in accordance with ASC 320-10, Investments – Debt and Equity Securities. During the quarter ended May 1, 2010, unrealized gains related to these securities recognized in earnings and included in interest income on our Condensed Consolidated Statements of Operations were immaterial.

Since we have auction rate security rights that enable us to sell our auction rate securities back to UBS at par value anytime during the two year period beginning June 30, 2010, and because we intend to exercise this right as soon as practicably possible, as of May 1, 2010 and January 30, 2010, we have classified the net carrying value of its remaining investment in auction rate securities as short-term, included in short-term investments on our Condensed Consolidated Balance Sheets.

Our Pension Plan assets experienced gains in Fiscal 2009. As a result, pension costs in Fiscal 2010 are projected to be lower than pension costs in Fiscal 2009, excluding settlement charges. As a result of losses experienced in global equity markets, our pension assets experienced negative returns in Fiscal 2008 which, in turn, resulted in higher pension expense in 2009. Our Pension Plan assets are invested in readily-liquid investments, primarily equity and debt securities. Deterioration in the financial markets may require us to make a contribution to our Pension Plan in Fiscal 2010.

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

During the Company’s first fiscal quarter, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate DollarValue of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
January 31, 2010 to February 27, 2010	307	$15.55	—	$159,083
February 28, 2010 to April 3, 2010	257,991	19.17	—	159,083
April 4, 2010 to May 1, 2010	15,006	24.55	—	159,083

	273,304		—

(1)	Represents shares of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced program.
(2)	The $300 million securities repurchase program approved by our Board of Directors on August 23, 2007 will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by resolution of the Board of Directors. There were no shares purchased under this program during the three months ended May 1, 2010.

Item 6.	Exhibits

Exhibit Number	Description

*10.1	The AnnTaylor Stores Corporation 2003 Equity Incentive Plan, as amended through May 19, 2010.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: May 21, 2010	By:	/S/ KAY KRILL

Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2010	By:	/S/ MICHAEL J. NICHOLSON

Michael J. Nicholson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

*10.1	The AnnTaylor Stores Corporation 2003 Equity Incentive Plan, as amended through May 19, 2010.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.