Form 10-Q
period 2010-07-31
ANNTAYLOR STORES CORP
filed 2010-08-20
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 16, 2010
Common Stock, $.0068 par value	59,039,187

Statement Regarding Forward-Looking Disclosures

Certain sections of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. Forward-looking statements also include representations of the expectations or beliefs of AnnTaylor Stores Corporation (the “Company”) concerning future events that involve risks and uncertainties, including:

•	the Company’s ability to accurately predict client fashion preferences and trends and provide merchandise that satisfies client demands in a timely manner;

•	effectiveness of the Company’s brand awareness and marketing programs, and its ability to maintain the value of its brands;

•	the Company’s ability to successfully execute brand extensions;

•	competitive influences and decline in the demand for merchandise offered by the Company, and the Company’s ability to manage inventory levels and merchandise mix;

•	the Company’s ability to hire, retain and train key personnel;

•	the Company’s ability to optimize its store portfolio and effectively manage the profitability of its existing stores;

•

the Company’s reliance on independent foreign sources of production, including financial or political instability, supplier inability to obtain adequate access to liquidity to finance their operations, the decision by suppliers to curtail or cease operations, the imposition of duties or other possible trade law or import restrictions, including legislation relating to import quotas, and increases in the costs of raw materials and freight;

•	the Company’s ability to successfully upgrade and maintain its information systems, including adequate system security controls;

•	the Company’s ability to continue operations in accordance with its business continuity plan in the event of an interruption;

•	the Company’s dependence on its Louisville distribution facility and third-party transportation companies;

•	the performance and operations of the Company’s websites;

•	general economic conditions and the recent financial crisis, including the resultant downturn in the retail industry, and their effects on the Company’s liquidity and capital resources;

•	continuation of lowered levels of consumer spending and consumer confidence, changes in levels of store traffic and higher levels of unemployment resulting from the worldwide economic downturn;

•	fluctuation in the Company’s level of sales and earnings growth and stock price;

•	a significant change in the regulatory environment applicable to the Company’s business and the Company’s ability to comply with legal and regulatory requirements;

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

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters and Six Months Ended July 31, 2010 and August 1, 2009

(unaudited)

	Quarters Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in thousands, except per share amounts)
Net sales	$483,472	$470,229	$959,653	$896,976
Cost of sales	217,398	224,056	410,688	413,945

Gross margin	266,074	246,173	548,965	483,031
Selling, general and administrative expenses	235,421	240,208	479,220	478,819
Restructuring charges	758	31,128	1,143	32,092

Operating income/(loss)	29,895	(25,163)	68,602	(27,880)
Interest income	111	291	337	564
Interest expense	480	1,031	885	1,810

Income/(loss) before income taxes	29,526	(25,903)	68,054	(29,126)
Income tax provision/(benefit)	10,914	(7,899)	26,826	(8,808)

Net income/(loss)	$18,612	$(18,004)	$41,228	$(20,318)

Earnings per share:
Basic earnings/(loss) per share	$0.32	$(0.32)	$0.70	$(0.36)

Weighted average shares outstanding	58,017	56,775	57,711	56,662

Diluted earnings/(loss) per share	$0.31	$(0.32)	$0.69	$(0.36)

Weighted average shares outstanding assuming dilution	58,813	56,775	58,602	56,662

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

July 31, 2010, January 30, 2010 and August 1, 2009

(unaudited)

	July 31, 2010	January 30, 2010	August 1, 2009
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$262,642	$204,491	$203,986
Short-term investments	—	5,655	5,692
Accounts receivable	26,373	19,267	21,787
Merchandise inventories	181,132	169,141	169,857
Refundable income taxes	25,284	24,929	1,602
Deferred income taxes	28,183	35,799	18,279
Prepaid expenses and other current assets	48,163	45,613	61,249

Total current assets	571,777	504,895	482,452
Property and equipment, net	336,598	365,934	428,835
Deferred financing costs, net	822	973	1,124
Deferred income taxes	30,415	23,683	57,013
Other assets	8,170	6,656	7,197

Total assets	$947,782	$902,141	$976,621

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$93,375	$76,969	$64,995
Credit facility	—	—	75,000
Accrued salaries and bonus	25,372	32,168	35,702
Accrued tenancy	45,432	44,878	44,316
Gift certificates and merchandise credits redeemable	37,697	47,555	36,417
Accrued expenses and other current liabilities	66,427	73,804	89,484

Total current liabilities	268,303	275,374	345,914
Deferred lease costs	166,088	183,917	204,050
Deferred income taxes	1,455	1,584	1,572
Other liabilities	40,379	24,080	21,343

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,554,516, 82,476,328 and 82,476,328 shares issued, respectively	561	561	561
Additional paid-in capital	788,624	777,786	768,083
Retained earnings	455,522	414,294	412,184
Accumulated other comprehensive loss	(3,999)	(4,158)	(6,964)
Treasury stock, 23,509,820, 23,701,800 and 23,743,659 shares respectively, at cost	(769,151)	(771,297)	(770,122)

Total stockholders’ equity	471,557	417,186	403,742

Total liabilities and stockholders’ equity	$947,782	$902,141	$976,621

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 31, 2010 and August 1, 2009

(unaudited)

	Six Months Ended
	July 31, 2010	August 1, 2009
	(in thousands)
Operating activities:
Net income/(loss)	$41,228	$(20,318)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Deferred income taxes	659	2,605
Depreciation and amortization	49,467	53,874
Loss on disposal and write-down of property and equipment	942	(193)
Non-cash compensation expense	10,547	7,445
Non-cash interest and other non-cash items	(539)	1,428
Non-cash restructuring charges	244	15,027
Tax benefit/(deficiency) from exercise/vesting of stock awards	4,844	(1,537)
Changes in assets and liabilities:
Accounts receivable	(4,343)	(7,706)
Merchandise inventories	(12,785)	3,590
Prepaid expenses and other current assets	(2,899)	2,115
Refundable income taxes	(355)	33,668
Other non-current assets and liabilities, net	(3,755)	(9,567)
Trade notes, accounts payable and accrued expenses	(15,711)	(36,019)

Net cash provided by operating activities	67,544	44,412

Investing activities:
Purchases of marketable securities	(506)	(212)
Sales of marketable securities and short-term investments	6,061	525
Purchases of property and equipment	(19,005)	(26,866)

Net cash used for investing activities	(13,450)	(26,553)

Financing activities:
Proceeds from draw down of credit facility	—	125,000
Repayments of credit facility	—	(50,000)
Proceeds from the issuance of common stock pursuant to the Associate Discount Stock Purchase Plan	1,221	1,083
Proceeds from exercise of stock options	1,752	—
Excess tax benefits from stock-based compensation	1,627	17
Repurchases of common and restricted stock	(5,380)	(181)
Repayments of fixed asset financing and capital lease obligations	(447)	(2,112)
Other financing activities, net	4,422	—
Proceeds from fixed asset financing	862	—

Net cash provided by financing activities	4,057	73,807

Net increase in cash	58,151	91,666
Cash and cash equivalents, beginning of period	204,491	112,320

Cash and cash equivalents, end of period	$262,642	$203,986

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$742	$1,786

Cash paid during the period for income taxes	$29,057	$3,153

Property and equipment acquired through capital lease	$767	$—

Accrual for purchases of property and equipment	$11,582	$13,056

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

Approximately $0.4 million of gift certificates and merchandise credits escheated, which were previously included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, were reclassified to gift certificates and merchandise credits redeemable at August 1, 2009 to conform to the July 31, 2010 and January 30, 2010 presentation.

Detailed footnote information is not included in this Report. The financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

2. Recent Accounting Pronouncements

Recently Issued Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During Fiscal 2009, the Company early adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. However, it intends to adopt the remaining disclosure requirements when they become effective in the first quarter of Fiscal 2011. The Company is in the process of evaluating these additional disclosure requirements and does not expect they will have any impact on its Consolidated Financial Statements.

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3. Investments

On November 14, 2008, the Company entered into a settlement agreement with UBS AG (“UBS”), one of its investment providers, related to a $6.0 million investment in auction rate securities purchased from UBS. Under the terms of the settlement agreement, the Company received auction rate security rights that enable it to sell its auction rate securities back to UBS at par value at any time during the two year period beginning June 30, 2010. On June 30, 2010, the Company exercised its auction rate security rights and sold its $6.0 million investment in auction rate securities back to UBS at par value. As of July 31, 2010, the Company had no funds invested in auction rate securities.

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

The following tables segregate all financial assets and liabilities of the Company as of July 31, 2010, January 30, 2010 and August 1, 2009 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement date:

	July 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$2,237	$2,237	$—	$—

Total assets	$2,237	$2,237	$—	$—

	January 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$1,762	$1,762	$—	$—
Auction rate securities (2)	5,649	—	—	5,649
Put option on auction rate securities (3)	349	—	—	349

Total assets	$7,760	$1,762	$—	$5,998

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Fair Value Measurements (continued)

	August 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$1,595	$1,595	$—	$—
Auction rate securities (2)	5,684	—	—	5,684
Put option on auction rate securities (3)	309	—	—	309

Total assets	$7,588	$1,595	$—	$5,993

(1)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives and other highly compensated employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust.
(2)	Auction rate securities were valued using a discounted cash-flow analysis. The model considered factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. The amounts presented exclude accrued interest.
(3)	The Company received certain auction rate security rights from UBS under the terms of its settlement agreement with UBS dated November 14, 2008, which were recorded as a put option. The put option on auction rate securities was valued using a discounted cash-flow analysis.

The following tables provide a reconciliation of the beginning and ending balances for the Company’s investment in auction rate securities and the related put option for the quarters and six months ended July 31, 2010 and August 1, 2009, as these assets are measured at fair value using significant unobservable inputs (Level 3):

	Quarters Ended
	July 31, 2010	August 1, 2009
	(in thousands)
Balance at beginning of period	$5,999	$5,990
Total gains realized/unrealized included in interest income	1	3
Exercise of put option and sale of auction rate securities (1)	(6,000)	—

Balance at end of period	$—	$5,993

	Six Months Ended
	July 31, 2010	August 1, 2009
	(in thousands)
Balance at beginning of period	$5,998	$5,987
Total gains realized/unrealized included in interest income	2	6
Exercise of put option and sale of auction rate securities (1)	(6,000)	—

Balance at end of period	$—	$5,993

(1)	On June 30, 2010, the Company exercised its auction rate security rights and sold its $6.0 million investment in auction rate securities back to UBS. See Note 3 for further discussion.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Fair Value Measurements (continued)

The following tables segregate all non-financial assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy, based on the inputs used to determine fair value as of and for the six months ended July 31, 2010 and August 1, 2009:

	Total July 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
Long-lived assets held and used (1)	$—	$—	$—	$—	$(111)

Total assets	$—	$—	$—	$—	$(111)

	Total August 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
Long-lived assets held and used (1)	$1,752		$—	$1,752	$(9,365)

Total assets	$1,752	$—	$—	$1,752	$(9,365)

(1)	The Company performs impairment tests under the guidance of ASC 360-10, Property, Plant, and Equipment, whenever there are indicators of impairment. These tests typically consider which assets are impaired at a store level. The Company would recognize an impairment loss only if the carrying value of a long-lived asset or group of assets is not recoverable from undiscounted cash flows, and would measure an impairment loss as the difference between the carrying value and fair value of the assets based on discounted cash flow projections. Upon the adoption of ASC 820-10, the Company considered all relevant valuation techniques (e.g., market, income, and cost approaches) that could be obtained without undue cost and effort, and determined that the discounted cash flow approach continued to provide the most relevant and reliable means by which to determine fair value in this circumstance. The range of discount rates utilized in determining fair value for this purpose during the quarters ended July 31, 2010 and August 1, 2009 were 8.44-11.13%, and 9.36-12.50%, respectively, based upon the corresponding benchmark interest rate associated with the period of remaining cash flows for the individual stores.

During the quarters ended July 31, 2010 and August 1, 2009, long-lived assets held and used with a carrying value of approximately $30 thousand and $10.7 million, respectively, were written down to their fair value, resulting in asset impairment charges of $30 thousand and $8.9 million, respectively. During the six months ended July 31, 2010 and August 1, 2009, long-lived assets held and used with a carrying value of $0.1 million and $11.1 million, respectively, were written down to their fair value, resulting in asset impairment charges of $0.1 million and $9.4 million, respectively. These amounts were included in restructuring charges in the Company’s Condensed Consolidated Statements of Operations.

At July 31, 2010, the Company believes that the carrying value of cash and cash equivalents, receivables, and payables approximates fair value, due to the short maturity of these financial instruments.

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

In connection with the store closing component of the Company’s Restructuring Program, the Company initially identified 117 stores for closure over the Fiscal 2008 to Fiscal 2010 period. In connection with the subsequent expansion of the Company’s Restructuring Program, the Company identified an additional 108 stores for closure, and now expects to close approximately 225 stores under its Restructuring Program, with a total of approximately 158 of these stores expected to close over the original Fiscal 2008 to Fiscal 2010 period and the balance expected to close in Fiscal 2011 and beyond. During the quarter and six months ended July 31, 2010, the Company closed nine and 13 stores, respectively, under the Restructuring Program. As of July 31, 2010, the Company closed a cumulative total of 115 stores under its Restructuring Program. By division, the Company closed 33 Ann Taylor stores and 27 LOFT stores during Fiscal 2008, 18 Ann Taylor stores and 24 LOFT stores during Fiscal 2009, and seven Ann Taylor stores and six LOFT stores during the first six months of Fiscal 2010.

As part of the organizational streamlining component of its Restructuring Program, the Company eliminated approximately 600 positions over the Fiscal 2007 to Fiscal 2009 period, of which 180 positions were eliminated in Fiscal 2007, 260 positions were eliminated in Fiscal 2008, and 160 positions were eliminated in Fiscal 2009.

The Company expects total pre-tax expenses associated with its restructuring initiatives to be in the range of $130 to $140 million, with approximately $85 million in non-cash charges primarily related to the write-down of store assets and approximately $45 to $55 million in cash charges for severance and various other costs. In Fiscal 2009, Fiscal 2008 and Fiscal 2007, the Company recorded $36.4 million, $59.7 million and $32.3 million, respectively, in restructuring charges. During the quarter and six months ended July 31, 2010, the Company recorded an additional $0.8 million and $1.2 million, respectively, in restructuring charges. The balance is expected to be incurred during the remainder of Fiscal 2010. The above estimated costs and charges, to the extent they have not already been incurred, may vary materially based on various factors, including, among other things, timing in execution of the restructuring program, outcome of negotiations with landlords and other third parties and changes in the Company’s assumptions and projections.

The following tables present detailed information related to restructuring charges recorded during the quarters ended July 31, 2010 and August 1, 2009:

	Quarter ended July 31, 2010
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at May 1, 2010	$—	$(821)	$(3,395)	$(4,216)
Restructuring provision	(30)	(238)	(490)	(758)

Subtotal	(30)	(1,059)	(3,885)	(4,974)

Cash payments	—	545	890	1,435
Non-cash adjustments	30	—	40	70

Balance at July 31, 2010	$—	$(514)	$(2,955)	$(3,469)

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5. Restructuring Charges (continued)

	Quarter ended August 1, 2009
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs (2)	Total
	(in thousands)
Balance at May 2, 2009	$—	$(4,424)	$(1,822)	$(6,246)
Restructuring provision	(8,904)	(9,439)	(12,785)	(31,128)

Subtotal	(8,904)	(13,863)	(14,607)	(37,374)

Cash payments	—	1,754	2,527	4,281
Non-cash adjustments	8,904	—	5,423	14,327

Balance at August 1, 2009	$—	$(12,109)	$(6,657)	$(18,766)

(1)	Asset impairment charges represent the write-down of store assets to their estimated fair value for those store locations identified for closure under the Company’s restructuring program.
(2)	Other restructuring costs include the write down of corporate assets disposed of in connection with the sublet of the Company’s excess corporate office space in New York City, as well as the estimated loss, net of sublet income, associated with the same sublet of excess office space in New York City.

The following tables present detailed information related to restructuring charges recorded during the six months ended July 31, 2010 and August 1, 2009:

	Six months ended July 31, 2010
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at January 30, 2010	$—	$(2,382)	$(4,401)	$(6,783)
Restructuring provision	(111)	(83)	(949)	(1,143)

Subtotal	(111)	(2,465)	(5,350)	(7,926)

Cash payments	—	1,951	2,262	4,213
Non-cash adjustments	111	—	133	244

Balance at July 31, 2010	$—	$(514)	$(2,955)	$(3,469)

	Six months ended August 1, 2009
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs (2)	Total
	(in thousands)
Balance at January 31, 2009	$—	$(9,743)	$(1,562)	$(11,305)
Restructuring provision	(9,371)	(8,436)	(14,285)	(32,092)

Subtotal	(9,371)	(18,179)	(15,847)	(43,397)

Cash payments	—	6,070	3,534	9,604
Non-cash adjustments	9,371	—	5,656	15,027

Balance at August 1, 2009	$—	$(12,109)	$(6,657)	$(18,766)

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5. Restructuring Charges (continued)

(1)	Asset impairment charges represent the write-down of store assets to their estimated fair value for those store locations identified for closure under the Company’s restructuring program.
(2)	Other restructuring costs include the write down of corporate assets disposed of in connection with the sublet of the Company’s excess corporate office space in New York City, as well as the estimated loss, net of sublet income, associated with the same sublet of excess office space in New York City.

Restructuring-related severance accruals are included in accrued salaries and bonus on the Company’s Condensed Consolidated Balance Sheets as of July 31, 2010, January 30, 2010, and August 1, 2009. Other restructuring-related accruals are included in accrued tenancy, accrued expenses and other current liabilities, and other liabilities on the Company’s Condensed Consolidated Balance Sheets as of July 31, 2010, January 30, 2010, and August 1, 2009.

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

The determination and reporting of earnings per share requires the inclusion of time and performance vesting restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities, since they do not share in the losses of the Company. During periods of net income, participating securities have the effect of diluting both basic and diluted earnings per share. The following tables present reconciliations of basic and diluted share calculations for the quarters and six months ended July 31, 2010 and August 1, 2009, respectively.

	Quarters Ended
	July 31, 2010			August 1, 2009
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net income/(loss)	$18,612			$(18,004)
Less net income associated with participating securities	298			—

Basic earnings/(loss) per share	$18,314	58,017	$0.32	$(18,004)	56,775	$(0.32)

Diluted Earnings per Share
Net income/(loss)	$18,612			$(18,004)
Less net income associated with participating securities	294			—
Effect of dilutive securities		796			—

Diluted earnings/(loss) per share	$18,318	58,813	$0.31	$(18,004)	56,775	$(0.32)

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6. Net Income/(Loss) Per Share (continued)

	Six Months Ended
	July 31, 2010			August 1, 2009
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net income/(loss)	$41,228			$(20,318)
Less net income associated with participating securities	804			—

Basic earnings/(loss) per share	$40,424	57,711	$0.70	$(20,318)	56,662	$(0.36)

Diluted Earnings per Share
Net income/(loss)	$41,228			$(20,318)
Less net income associated with participating securities	792			—
Effect of dilutive securities		891			—

Diluted earnings/(loss) per share	$40,436	58,602	$0.69	$(20,318)	56,662	$(0.36)

For the quarter and six months ended July 31, 2010, non-participating securities (options) representing 3,560,342 and 3,342,123 shares of common stock, respectively, were excluded from the above computations of weighted-average shares for diluted earnings per share due to the antidilutive effect of the securities’ exercise prices as compared to the average market price of the common shares during those periods.

For the quarter and six months ended August 1, 2009, non-participating securities (options and contingently issuable securities) representing 5,270,210 and 4,848,438 shares, respectively, and participating securities representing 1,936,585 and 1,679,381 shares, respectively, were excluded from the above computations of weighted-average shares for basic and diluted earnings per share since the effect would be antidilutive due to the net loss for the period.

7. Share-based Payments

Stock Incentive Plans

During the quarter and six months ended July 31, 2010, the Company recognized approximately $4.1 million and $10.5 million, respectively, in total share-based compensation expense. During the quarter and six months ended August 1, 2009, the Company recognized approximately $2.6 million and $7.4 million, respectively, in total share-based compensation expense. As of July 31, 2010, there was $12.5 million, $6.2 million, and $5.5 million of unrecognized compensation cost related to unvested stock options, unvested restricted stock awards, and unvested restricted unit awards, respectively, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years, 1.3 years, and 2.5 years, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Share-based Payments (continued)

Stock Options

The following table summarizes stock option activity for the quarter and six months ended July 31, 2010:

	Quarter Ended		Six Months Ended
	July 31, 2010		July 31, 2010
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Options outstanding at beginning of period	5,651,833	$18.32	5,156,228	$17.94
Granted (1)	9,000	17.60	604,000	19.58
Forfeited or expired	(12,938)	29.27	(20,338)	28.46
Exercised	(185,823)	7.22	(277,818)	6.31

Options outstanding at July 31, 2010	5,462,072	$18.67	5,462,072	$18.67

Vested and exercisable at July 31, 2010	2,623,382	$24.49	2,623,382	$24.49

Options expected to vest at July 31, 2010	2,048,123	$13.02	2,048,123	$13.02

(1)	Options granted during the quarter and six months ended July 31, 2010 vest annually over a three year period, and expire ten years after the grant date.

The weighted-average fair value of options granted during the quarters ended July 31, 2010 and August 1, 2009, estimated as of the grant date using the Black-Scholes option pricing model, was $9.10 and $4.02 per share, respectively. The weighted average fair value of options granted during the six months ended July 31, 2010 and August 1, 2009, estimated as of the grant date using the Black-Scholes option pricing model, was $9.29 and $2.25 per share, respectively.

The fair value of options granted under the Company’s stock plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarters Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Expected volatility	62.3%	70.1%	54.9%	62.2%
Risk-free interest rate	1.6%	2.3%	2.2%	2.2%
Expected life (years)	4.65	4.17	4.65	4.17
Dividend yield	—	—	—	—

The Company estimates the volatility of its common stock at the date of grant based on an average of its historical volatility and the implied volatility of publicly traded options on its common stock and applied this methodology for the quarter and six months ended July 31, 2010, as well as the quarter ended August 1, 2009. For the six months ended August 1, 2009, the Company elected to base its expected volatility estimate on historical volatility alone due to lack of sufficient trading activity on which to establish a valid implied volatility estimate.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Share-based Payments (continued)

Restricted Stock

The following table summarizes restricted stock activity for the quarter ended July 31, 2010:

	Time - Based		Performance - Based
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares	Weighted - Average Grant Date Fair Value
Restricted stock awards at May 1, 2010	713,901	$9.28	281,340	$2.75
Granted	37,327 (1)	20.74	—	—
Vested	(94,463)	8.57	—	—
Forfeited	(544)	35.86	—	—

Restricted stock awards at July 31, 2010	656,221	$10.01	281,340	$2.75

(1)	Of this amount, 4,500 shares vest annually over a three year period, and the remaining 32,827 shares vest over a one year period.

The following table summarizes restricted stock activity for the six months ended July 31, 2010:

	Time - Based		Performance - Based
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares		Weighted - Average Grant Date Fair Value
Restricted stock awards at January 30, 2010	1,360,177	$8.20	436,502		$7.83
Granted	41,827 (1)	20.82	128,765	(2)	19.75
Vested	(745,089)	7.29	(283,927)		18.27
Forfeited	(694)	35.86	—		—

Restricted stock awards at July 31, 2010	656,221	$10.01	281,340		$2.75

(1)	Of this amount, 9,000 shares vest annually over a three year period, and the remaining 32,827 shares vest over a one year period.
(2)	These awards vested immediately on the grant date, and are comprised of 100,000 shares in partial settlement for a bonus earned in connection with the fiscal year 2009 strategic restructuring program bonus, and 28,765 shares for over-achievement of performance targets for Fiscal 2009 performance vesting restricted stock grants.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Share-based Payments (continued)

Restricted Units

In March 2010, the Company granted 293,000 time vesting and 169,500 performance vesting restricted unit awards with a grant date fair value of $19.58, all of which were outstanding as of July 31, 2010. The time vesting restricted unit awards vest annually over three years. The performance vesting restricted unit awards vest annually over a three year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 75% to 125% of the value granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such units, grantees will not earn anything with respect to that tranche. Management’s estimates of the probability and level of achievement related to the performance vesting restricted unit awards is considered in the compensation cost recorded during the quarter and six months ended July 31, 2010.

Since there were insufficient shares available to settle these restricted unit awards in stock as of the date of grant, they were classified and accounted for as liability awards under ASC 718-10, Compensation – Stock Compensation, (“ASC 718-10) and were marked-to-market through May 19, 2010. Under mark-to-market accounting, the liability for these awards is remeasured periodically during the vesting period based upon the closing market price of the Company’s common stock. On May 19, 2010, the Company’s shareholders approved an additional 3,000,000 shares under its 2003 Equity Incentive Plan. As such, the Company set aside shares sufficient to cover these restricted unit awards, reclassified the liability of approximately $0.5 million recognized through that date into equity and began accounting for these awards as equity awards under ASC 718-10 as of May 19, 2010. The fair value of the restricted unit awards as of May 19, 2010 was $21.10.

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

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $14.1 million, $13.8 million and $15.1 million as of July 31, 2010, January 30, 2010 and August 1, 2009, respectively, leaving a remaining available balance for loans and letters of credit of $140.1 million, $112.9 million and $50.5 million, respectively. In March 2009, the Company accessed $125 million from its Credit Facility as a precaution against potential disruption in the credit markets. In July 2009, the Company repaid $50 million of these revolver borrowings, leaving a remaining balance outstanding of $75 million at August 1, 2009. The Company subsequently repaid the remaining $75 million in October 2009. There were no borrowings outstanding under the Credit Facility at July 31, 2010, January 30, 2010, or as of the date of this filing.

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

Capital Lease

On August 25, 2008, the Company entered into a capital lease related to certain computer equipment with a four-year term. The computer equipment was placed in service in February 2009. On May 1, 2010, the Company entered into a second capital lease related to certain computer equipment with a four-year term and modified the original August 25, 2008 lease agreement by extending the term so that both lease agreements end four-years after May 1, 2010. The following table presents leased assets by major class:

	July 31, 2010	January 30, 2010	August 1, 2009
	(in thousands)
Computer equipment	$2,405	$1,638	$1,638
Less accumulated depreciation and amortization	(539)	(328)	(164)

Net property and equipment	$1,866	$1,310	$1,474

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8. Debt and Capital Leases (continued)

Capital Lease (continued)

Future minimum lease payments under these capital leases as of July 31, 2010 are as follows:

Fiscal Year	(in thousands)
2010	$224
2011	448
2012	448
2013	448
2014	113
Thereafter	—

Total	1,681

Less weighted average interest rate of 1.71% on capital lease	53

Total principal, excluding interest	1,628
Less current portion	424

Total long-term obligation, net of current portion	$1,204

Other

At July 31, 2010, January 30, 2010 and August 1, 2009, there was $0.5 million, $0.6 million and $2.6 million, respectively, included in accrued expenses and other current liabilities and $1.6 million, $1.0 million and $1.3 million, respectively, included in other liabilities on the Company’s Condensed Consolidated Balance Sheets related to borrowings for the purchase of fixed assets.

9. Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in thousands)		(in thousands)
Net periodic pension cost:
Interest cost	458	525	916	1,050
Expected return on plan assets	(408)	(380)	(816)	(760)
Amortization of actuarial loss	128	315	256	630
Settlement loss	—	560	—	560

Net periodic pension cost	$178	$1,020	$356	$1,480

The Company was not required to make and did not make any contributions to its Pension Plan during the quarters ended July 31, 2010 and August 1, 2009.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

10. Income Taxes

The following table presents the Company’s effective income tax rate for the quarters and six months ended July 31, 2010 and August 1, 2009:

	Quarters Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Effective income tax rate	37.0%	30.5%	39.4%	30.2%

The increase in the effective tax rate for the quarter and six months ended July 31, 2010 as compared to the comparable 2009 periods was primarily due to the impact of permanent items in a period of net income versus a period of net loss, as well as a change in the mix of earnings in various state taxing jurisdictions and certain discrete items.

11. Comprehensive Income/(Loss)

The components of comprehensive income/(loss) are shown below:

	Quarters Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in thousands)
Net income/(loss)	$18,612	$(18,004)	$41,228	$(20,318)
Amortization of actuarial loss, net of taxes of approximately $48 and $119, respectively, and approximately $96 and $239, respectively	79	195	159	391
Pension settlement charge, net of taxes of approximately $0 and $213, respectively, and approximately $0 and $213, respectively	—	347	—	347

Comprehensive income/(loss)	$18,691	$(17,462)	$41,387	$(19,580)

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

13. Subsequent Events

On August 19, 2010, the Company’s Board of Directors approved a $100 million expansion of the Company’s existing securities repurchase program, originally approved by its Board of Directors in August 2007 (the “August 2007 Program”) to $400 million, increasing the amount available for share repurchases under the August 2007 Program to approximately $259.1 million.

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

Ann Taylor defines what it means to be chic, smart and sophisticated. Relevant and stylish, Ann Taylor offers timeless wear-now and wear-to-work fashion with impeccable quality and irresistible prices. LOFT is the ultimate casual, fashionable and stylish retail destination for women, providing versatile and effortless pieces at surprising prices. Our Ann Taylor and LOFT brands offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a strategy to provide modern styles that are versatile across all occasions and needs. We offer past season best sellers from the Ann Taylor and LOFT merchandise collections at our Ann Taylor Factory and LOFT Outlet stores, respectively, and our clients can also shop online at www.anntaylor.com and www.LOFTonline.com or by phone at 1-800-DIAL-ANN. As of July 31, 2010, we operated 894 stores in 46 states, the District of Columbia and Puerto Rico.

Management Overview

The Company’s results for the second quarter of Fiscal 2010 reflected significant bottom-line improvement due to the combined impact of profitable sales growth, particularly at the Ann Taylor brand, cost savings across the Company resulting from the successful execution of our ongoing restructuring program and disciplined expense management. Our strategy of focusing on top-line growth while maximizing gross margin and carefully managing inventory levels proved to be effective. Net sales during the quarter increased 2.8% to $483.5 million, with total comparable sales increasing 6.1%. Our overall gross margin rate for the quarter was a strong 55.0%, which was driven by significant improvement at the Ann Taylor brand and solid performance at the LOFT brand.

Our Ann Taylor brand experienced a strong quarter, with overall comparable sales up 15.2% for the period, and increasing each month as the quarter progressed. All channels experienced comparable sales gains during the quarter, with a 19.6% increase at Ann Taylor stores, a 28.5% increase in the Ann Taylor e-commerce channel and a 6.3% increase at Ann Taylor Factory. As was the case during the first quarter, our full-price sales comp significantly outpaced the brand’s overall comp performance, and helped drive higher gross margin rate performance across all three channels of distribution. From a product perspective, our wear-to-work offerings were very well received, we saw continued momentum in tops and our jewelry assortment remained a stand-out. Our marketing strategy, which highlighted the brand’s new design aesthetic, helped generate greater overall brand awareness and drive traffic in-store and online. This has helped us re-engage lapsed clients and attract new clients to the brand. We saw continued growth at Ann Taylor’s e-commerce channel, reflecting the success of expanded online assortments featuring a broader size range and exclusive colors and styles. Ann Taylor Factory also continued to perform well, with increases in conversion and AUR driving higher full-price sales and strong gross margin.

At the LOFT brand, overall comparable sales were flat for the second quarter, with a 3.1% decrease at LOFT stores offset by a 54.6% increase at LOFTonline.com and a 13.2% increase at LOFT Outlet. Our gross margin rate for the quarter was up significantly in LOFT’s online and outlet channels, but under some pressure at LOFT stores, where we took action to clear slower-moving product categories prior to the Fall season. Performance at LOFT stores was affected by a merchandise mix that was too heavily concentrated on fashion and lacked depth in core essentials, particularly in the knit and dress categories, which together represented approximately one-third of our second quarter merchandise offering in LOFT stores. LOFT’s e-commerce channel, which carried a more balanced product mix than LOFT stores during the quarter, delivered strong results from both a sales and gross margin perspective. In addition, our investment in online marketing drove a meaningful improvement in site traffic versus last year. The LOFT Outlet channel also performed well, with sales growth driven by increases in AUR and DPT, resulting in a significantly higher gross margin rate over the second quarter of last year.

Overall, our businesses experienced significant improvement during the first half of Fiscal 2010 as compared to last year. However, we expect the environment to remain challenging in the near term, with continued pressures on consumer spending. Accordingly, we continue to remain focused on disciplined inventory management and expense control. In addition, we are committed to executing on our strategic priorities for the year, which include increasing top-line sales and productivity, growing our brands through further expansion of our e-commerce businesses, elevating the client experience across all brands and channels and maintaining discipline in our approach to maximizing gross margin. We also plan to use our strong balance sheet cash position to move forward on our recently expanded share repurchase program.

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

Results of Operations

The following table sets forth data from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	Quarters Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.0	47.6	42.8	46.1

Gross margin	55.0	52.4	57.2	53.9
Selling, general and administrative expenses	48.7	51.1	49.9	53.4
Restructuring charges	0.2	6.6	0.1	3.6

Operating income/(loss)	6.1	(5.3)	7.2	(3.1)
Interest income	—	0.1	—	0.1
Interest expense	0.1	0.2	0.1	0.2

Income/(loss) from before income taxes	6.0	(5.4)	7.1	(3.2)
Income tax provision/(benefit)	2.3	(1.6)	2.8	(0.9)

Net income/(loss)	3.7%	(3.8)%	4.3%	(2.3)%

The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period:

	Quarters Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	increase (decrease)		increase (decrease)
Net sales	2.8%	(20.6)%	7.0%	(24.2)%
Operating income/(loss)	218.8%	(154.1)%	346.1%	(131.8)%
Net income/(loss)	203.4%	(161.6)%	302.9%	(136.8)%

Sales and Store Data

During the first quarter of Fiscal 2010, we revised the presentation of certain sales and store data from an approach which focused mainly on our Ann Taylor and LOFT stores, to a brand approach which incorporates the various channels of distribution within each brand. All prior period figures presented for the quarters and six months ended August 1, 2009 have been adjusted to conform to the current year presentation. The following table sets forth certain brand sales and store data:

	Quarters Ended
Sales and Comparable Sales	July 31, 2010		August 1, 2009
	Sales	Comp (1)	Sales	Comp (1)
	($ in thousands)
Ann Taylor
Ann Taylor Stores	$118,241	19.6%	$109,990	(38.0)%
Ann Taylor e-commerce	17,433	28.5%	13,957	(22.3)%

Subtotal	135,674	20.6%	123,947	(36.7)%
Ann Taylor Factory	71,563	6.3%	67,846	(13.0)%

Total Ann Taylor Brand	$207,237	15.2%	$191,793	(30.4)%

LOFT
LOFT Stores	$242,927	(3.1)%	$251,945	(15.4)%
LOFT e-commerce	18,401	54.6%	12,170	(18.7)%

Subtotal	261,328	(0.6)%	264,115	(15.6)%
LOFT Outlet	14,907	13.2%	14,321	N/A

Total LOFT Brand	$276,235	—%	$278,436	(15.6)%

Total Company	$483,472	6.1%	$470,229	(22.4)%

	Six Months Ended
Sales and Comparable Sales	July 31, 2010		August 1, 2009
	Sales	Comp (1)	Sales	Comp (1)
	($ in thousands)
Ann Taylor
Ann Taylor Stores	$233,506	17.3%	$218,161	(40.4)%
Ann Taylor e-commerce	38,304	39.8%	28,095	(24.8)%

Subtotal	271,810	19.9%	246,256	(39.1)%
Ann Taylor Factory	133,790	8.3%	123,829	(18.5)%

Total Ann Taylor Brand	$405,600	15.8%	$370,085	(34.0)%

LOFT
LOFT Stores	$486,004	2.7%	$476,265	(19.8)%
LOFT e-commerce	39,916	57.5%	25,884	(16.6)%

Subtotal	525,920	5.4%	502,149	(19.6)%
LOFT Outlet	28,133	17.8%	24,742	N/A

Total LOFT Brand	$554,053	5.9%	$526,891	(19.6)%

Total Company	$959,653	9.9%	$896,976	(26.3)%

Sales and Store Data (Continued)

	Quarters Ended		Six Months Ended
Sales Related Metrics	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Average Dollars Per Transaction
Ann Taylor Brand	$74.80	$68.23	$80.48	$72.82
LOFT Brand	54.66	55.88	61.23	60.54

Average Units Per Transaction
Ann Taylor Brand	2.32	2.32	2.32	2.32
LOFT Brand	2.41	2.45	2.45	2.45

Average Unit Retail Sold
Ann Taylor Brand	$32.24	$29.41	$34.69	$31.39
LOFT Brand	22.68	22.81	24.99	24.71

Net Sales Per Average Gross Square Foot (2)
Ann Taylor Stores	$77	$64	$151	$127
Ann Taylor Factory	108	102	201	186
LOFT Stores	83	84	164	159
LOFT Outlet	121	120	229	226

(1)	A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening.
(2)	Net sales per average gross square foot is determined by dividing net sales for the period by the average of the gross square feet at the beginning and end of each period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space. E-commerce sales are not included in the net sales per average gross square foot calculations.

Sales and Store Data (Continued)

	Quarters Ended
	July 31, 2010		August 1, 2009
Stores and Square Feet	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Ann Taylor
Ann Taylor Stores	278	1,513	315	1,700
Ann Taylor Factory	92	668	92	668

Total Ann Taylor Brand	370	2,181	407	2,368

LOFT
LOFT Stores	506	2,961	508	2,995
LOFT Outlet	18	123	18	123

Total LOFT Brand	524	3,084	526	3,118

Total Company	894	5,265	933	5,486

Number Of:
Stores open at beginning of period	903	5,324	939	5,515
New stores	—	—	4	25
Expanded/downsized stores (3)	—	(1)	—	—
Closed stores	(9)	(58)	(10)	(54)

Stores open at end of period	894	5,265	933	5,486

Converted stores (4)	1	—	—	—

	Six Months Ended
	July 31, 2010		August 1, 2009
Stores and Square Feet	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Number Of:
Stores open at beginning of period	907	5,348	935	5,492
New stores	—	—	13	77
Expanded/downsized stores (5)	—	(5)	—	—
Closed stores	(13)	(78)	(15)	(83)

Stores open at end of period	894	5,265	933	5,486

Converted stores (6)	6	—	—	—

(3)	During the quarter ended July 31, 2010, the Company downsized one Ann Taylor store and one LOFT store.
(4)	During the quarter ended July 31, 2010, the Company converted one Ann Taylor store to a LOFT store.
(5)	During the six months ended July 31, 2010, the Company downsized 3 Ann Taylor stores and one LOFT store. During the six months ended August 1, 2009, the Company downsized 1 Ann Taylor store.
(6)	During the six months ended July 31, 2010, the Company converted six Ann Taylor stores to LOFT stores.

Net sales increased 2.8% and 7.0% during the quarter and six months ended July 31, 2010, respectively, over the comparable 2009 periods. Overall, client response to our merchandise assortments was positive, though certain merchandise categories in the LOFT summer collection experienced softness. By brand, Ann Taylor’s net sales increased $15.4 million, or 8.0%, and $35.5 million or 9.6%, for the quarter and six months ended July 31, 2010, respectively, with comparable sales increasing 15.2% and 15.8% for the quarter and six month periods, respectively. Ann Taylor experienced a significant increase in DPTs driven by higher AURs for both the quarter and six month periods. At LOFT, net sales decreased $2.2 million, or 0.8%, and increased $27.2 million or 5.2% for the quarter and six months ended July 31, 2010, respectively, with flat comparable sales for the quarter and a 5.9% increase for the six month period, respectively. LOFT experienced a slight decrease in DPTs, AURs, and UPT’s for the quarter ended July 31, 2010, which was primarily due to lower sales across the knits and dress categories and not enough depth in core essentials.

Cost of Sales and Gross Margin

The following table shows cost of sales and gross margin in dollars and the related gross margin percentages for the quarters and six months ended July 31, 2010 and August 1, 2009:

	Quarters Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(dollars in thousands)		(dollars in thousands)
Cost of sales	$217,398	$224,056	$410,688	$413,945
Gross margin	$266,074	$246,173	$548,965	$483,031
Gross margin as a percentage of net sales	55.0%	52.4%	57.2%	53.9%

The increase in gross margin as a percentage of net sales for the quarter ended July 31, 2010 as compared to the comparable 2009 period was primarily due to higher full price sales as a percentage of net sales at both brands, combined with higher margin rates achieved on both full price and non-full price sales at Ann Taylor. While LOFT experienced a slight decrease in margin rate on full price sales, the impact was not significant to the overall margin rate achieved for the quarter.

For the six month period ended July 31, 2010, the increase in gross margin as a percentage of net sales as compared to the comparable 2009 period was due primarily to higher full price sales as a percentage of net sales and higher margin rates achieved on both full price and non-full price sales at both brands. This performance was largely the result of improved merchandise assortments, particularly at Ann Taylor, effective marketing initiatives and the success of our strategy to appropriately position inventory levels.

Selling, General and Administrative Expenses

The following table shows selling, general and administrative expenses in dollars and as a percentage of net sales for the quarters and six months ended July 31, 2010 and August 1, 2009:

	Quarters Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(dollars in thousands)		(dollars in thousands)
Selling, general and administrative expenses	$235,421	$240,208	$479,220	$478,819
Percentage of net sales	48.7%	51.1%	49.9%	53.4%

The decrease in selling, general and administrative expenses for the quarter ended July 31, 2010 as compared to the comparable 2009 period was primarily due to payroll, benefits and tenancy related savings associated with our restructuring program and other cost savings initiatives, partially offset by higher marketing and performance-based compensation costs. The decrease in selling, general and administrative expenses as a percentage of net sales for the quarter ended July 31, 2010 as compared to the comparable 2009 period was primarily due to fixed cost leveraging as a result of higher net sales, restructuring program savings and a continued focus on controlling expenses.

The increase in selling, general and administrative expenses for the six months ended July 31, 2010 as compared to the comparable 2009 period was primarily due to higher marketing and performance-based compensation costs and an increase in variable costs related to higher sales, partially offset by payroll, benefits and tenancy related savings associated with our restructuring program and other cost savings initiatives. The decrease in selling, general and administrative expenses as a percentage of net sales for the six months ended July 31, 2010 as compared to the comparable 2009 period was primarily due to fixed cost leveraging as a result of higher net sales, restructuring program savings and a continued focus on controlling expenses.

Restructuring Charges

The following table presents restructuring charges in dollars and as a percentage of net sales for the quarters and six months ended July 31, 2010 and August 1, 2009:

	Quarters Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(dollars in thousands)		(dollars in thousands)
Restructuring charges	$758	$31,128	$1,143	$32,092
Percentage of net sales	0.2%	6.6%	0.1%	3.6%

During the quarters and six months ended July 31, 2010 and August 1, 2009, we recorded restructuring charges related to the non-cash write-down of store assets, severance and other costs incurred during the periods. See “Liquidity and Capital Resources” and Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest Income

The following table shows interest income in dollars and as a percentage of net sales for the quarters and six months ended July 31, 2010 and August 1, 2009:

	Quarters Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(dollars in thousands)		(dollars in thousands)
Interest income	$111	$291	$337	$564
Percentage of net sales	—%	0.1%	—%	0.1%

Interest income decreased for the quarter and six months ended July 31, 2010 mainly due to the lower average interest rates earned, offset partially by higher average cash balances.

Interest Expense

The following table shows interest expense in dollars and as a percentage of net sales for the quarters and six months ended July 31, 2010 and August 1, 2009:

	Quarters Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(dollars in thousands)		(dollars in thousands)
Interest expense	$480	$1,031	$885	$1,810
Percentage of net sales	0.1%	0.2%	0.1%	0.2%

Interest expense includes various charges, the largest of which are interest and fees related to our Credit Facility. In March 2009, we accessed $125 million from our Credit Facility as a precaution against potential disruption in the credit markets. In July 2009, we repaid $50 million of these revolver borrowings, leaving a remaining balance outstanding of $75 million at August 1, 2009. We subsequently repaid the remaining $75 million in October 2009. The decrease in interest expense for the quarter and six months ended July 31, 2010 compared to the comparable 2009 period is mainly driven by the fact that there were no borrowings outstanding under our Credit Facility during the quarter or six months ended July 31, 2010, as compared to interest on borrowings under our Credit Facility in the prior year periods. There were no borrowings outstanding under the Credit Facility as of the date of this filing. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $14.1 million, $13.8 million and $15.1 million as of July 31, 2010, January 30, 2010 and August 1, 2009, respectively. See “Liquidity and Capital Resources” and Note 8, Debt and Capital Leases in the Notes to Condensed Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes

The following table shows our effective income tax rate for the quarters and six months ended July 31, 2010 and August 1, 2009:

	Quarters Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Effective income tax rate	37.0%	30.5%	39.4%	30.2%

The increase in the effective tax rate for the quarter and six months ended July 31, 2010 as compared to the comparable 2009 periods was primarily due to the impact of permanent items in a period of net income versus a period of net loss, as well as a change in the mix of earnings in various state taxing jurisdictions and certain discrete items.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of our liquidity:

	July 31, 2010	January 30, 2010	August 1, 2009
	(dollars in thousands)
Working capital	$303,474	$229,521	$136,538
Current ratio	2.13:1	1.83:1	1.39:1

Operating Activities

Cash provided by operating activities was $67.5 million for the six months ended July 31, 2010, compared with cash provided by operating activities of $44.4 million for the six months ended August 1, 2009. The increase in cash provided by operating activities as compared to the prior year period was primarily due to net income, net of non-cash expenses, in the current year period compared to a net loss in the prior year period, combined with a decrease in cash used for accounts payable and income tax benefits related to stock-compensation during the six months ended July 31, 2010 as compared to deficiencies during the six months ended August 1, 2009. These increases were partially offset by increases in cash used for the purchase of merchandise inventories and approximately $34 million in income tax refunds received in the prior year period. Total inventory at July 31, 2010 increased $11.3 million, or 6.6%, compared to August 1, 2009. Total inventory per square foot, excluding e-commerce, at the end of the second quarter increased 8% compared to the prior year, reflecting a 25% increase at Ann Taylor stores and a 2% increase at LOFT stores, while our factory/outlet channel was essentially flat. The increase in inventory per square foot at Ann Taylor stores reflects the earlier receipt of the full complement of the brand’s seasonal core wardrobe essentials compared to last year, without which, inventory per square foot at Ann Taylor stores would have increased approximately 10%.

Investing Activities

Cash used for investing activities was $13.5 million for the six months ended July 31, 2010, compared with $26.6 million for the six months ended August 1, 2009. The decrease in cash used for investing activities was primarily due to a decrease in capital expenditures resulting from our scaled-back store openings in Spring 2010 coupled with the receipt of $6.0 million from the sale of the auction rate securities held during the quarter ended July 31, 2010. During the six months ended July 31, 2010, we did not open any new stores, as compared to 13 new stores in the comparable prior year period. During the Fall of Fiscal 2010, we are planning on opening 30 stores, comprised of 10 new LOFT stores, 15 new LOFT Outlet stores and five conversions from LOFT stores to LOFT Outlet stores. To finance our capital requirements, we expect to use internally generated funds.

On November 14, 2008, we entered into a settlement agreement with UBS AG (“UBS”), one of our investment providers, related to a $6.0 million investment in auction rate securities purchased from UBS. Under the terms of the settlement agreement, we received auction rate security rights that enable us to sell our auction rate securities back to UBS at par value at any time during the two year period beginning June 30, 2010. On June 30, 2010, we exercised our auction rate security rights and sold the $6.0 million investment in auction rate securities back to UBS at par value. As of July 31, 2010, we had no funds invested in auction rate securities.

Financing Activities

Cash provided by financing activities was $4.1 million for the six months ended July 31, 2010, compared with $73.8 million for the six months ended August 1, 2009. The decrease in cash provided by financing activities as compared to the prior year period was primarily due to net borrowings under our Credit Facility of $75 million in the prior year period. There were no similar borrowings against our Credit Facility during the six months ended July 31, 2010.

On April 23, 2008, our wholly-owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (the “Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. The remaining available balance for loans and letters of credit was $140.1 million, $112.9 million and $50.5 million as of July 31, 2010, January 30, 2010 and August 1, 2009, respectively.

On August 19, 2010, our Board of Directors approved a $100 million expansion of our existing securities repurchase program, bringing the total authorized under the program to $400 million. The program will expire when we have repurchased all securities authorized for repurchase pursuant to the program, unless terminated earlier by our Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. As of July 31, 2010, approximately $159.1 million remained under the program. Including the expansion, we have, as of the date hereof, approximately $259.1 million available under the program to repurchase our shares.

Other

At July 31, 2010, substantially all of our cash was invested in money market funds backed by U.S. Treasury Securities or in FDIC insured bank deposit accounts. Substantially all of our deposit account balances are currently FDIC insured as a result of the government’s Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP currently expires on December 31, 2010. If the TLGP is not renewed, we would consider moving funds from deposit account balances into money market funds backed by U.S. Treasury Securities.

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

In connection with the store closing component of our Restructuring Program, we initially identified 117 stores for closure over the Fiscal 2008 to Fiscal 2010 period. In connection with the subsequent expansion of our restructuring program, we identified an additional 108 stores for closure, and now expect to close approximately 225 stores under our Restructuring Program, with a total of approximately 158 of these stores expected to close over the original Fiscal 2008 to Fiscal 2010 period and the balance expected to close in Fiscal 2011 and beyond. During the quarter and six months ended July 31, 2010, we closed nine and 13 stores, respectively, under the Restructuring Program. As of July 31, 2010, we closed a cumulative total of 115 stores under our Restructuring Program. By division, we closed 33 Ann Taylor stores and 27 LOFT stores during Fiscal 2008, 18 Ann Taylor stores and 24 LOFT stores during Fiscal 2009, and seven Ann Taylor stores and six LOFT store during the first six months of Fiscal 2010.

As part of the organizational streamlining component of our Restructuring Program, we eliminated approximately 600 positions over the Fiscal 2007 to Fiscal 2009 period, of which 180 positions were eliminated in Fiscal 2007, 260 positions were eliminated in Fiscal 2008, and 160 positions were eliminated in Fiscal 2009.

We expect total pre-tax expenses associated with our restructuring initiatives to be in the range of $130 to $140 million, with approximately $85 million in non-cash charges primarily related to the write-down of store assets and approximately $45 to $55 million in cash charges for severance and various other costs. In Fiscal 2009, Fiscal 2008 and Fiscal 2007, we recorded $36.4 million, $59.7 million and $32.3 million, respectively, in restructuring charges. During the quarter and six months ended July 31, 2010, we recorded an additional $0.8 million and $1.2 million, respectively, in restructuring charges. The balance is expected to be incurred during the remainder of Fiscal 2010. The above estimated costs and charges, to the extent they have not already been incurred, may vary materially based on various factors, including, among other things, timing in execution of the restructuring program, outcome of negotiations with landlords and other third parties and changes in our assumptions and projections.

In October 2008, we launched an enhanced credit card program, which offers eligible clients the choice of a private label or a co-branded credit card. All new cardholders are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. As part of the program, we received an upfront signing bonus from the sponsoring bank. We also receive ongoing bounties for new accounts activated, as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting under Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition, and accordingly will be recognized into revenue ratably based on the total projected revenues over the term of the agreement. During the quarters ended July 31, 2010 and August 1, 2009, we recognized approximately $2.1 million and $2.4 million of revenue related to the credit card program, respectively. During the six months ended July 31, 2010 and August 1, 2009, we recognized approximately $4.0 million and $3.9 million of revenue related to the credit card program, respectively. At July 31, 2010, January 30, 2010 and August 1, 2009, approximately $6.5 million, $7.2 million and $7.8 million, respectively, of deferred credit card income is included in accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs related to the customer loyalty program. These costs are included in either cost of sales or in net sales as a sales discount, as appropriate. The cost of sales impact was approximately $0.6 million and $1.2 million and the sales discount impact was approximately $0.9 million and $0.5 million for the quarters ended July 31, 2010 and August 1, 2009, respectively. The cost of sales impact was approximately $1.3 million and $2.2 million and the sales discount impact was approximately $1.8 million and $0.7 million for the six months ended ended July 31, 2010 and August 1, 2009, respectively.

We are in preliminary discussions with respect to a possible transfer to us of leasehold interests in a portfolio of a substantial number of leases in the U.S. outlet channel. These discussions are at a very preliminary stage, and, accordingly, there can be no assurances that we will be able to obtain the transfer of all or even a portion of that portfolio of leases. The rental payments and build outs under any leases that may be transferred will be paid with internally generated funds.

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

Recent Accounting Pronouncements

Recently Issued Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During Fiscal 2009, we early adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. However, we intend to adopt the remaining disclosure requirements when they become effective in the first quarter of Fiscal 2011. We are in the process of evaluating these additional disclosure requirements and do not expect they will have any impact on our Consolidated Financial Statements.

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

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are normally in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. At July 31, 2010, substantially all of our cash was invested in money market funds backed by U.S. Treasury Securities or in FDIC insured bank deposit accounts. Substantially all of our deposit account balances are currently FDIC insured as a result of the government’s Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP currently expires on December 31, 2010. If the TLGP is not renewed, we would consider moving funds from deposit account balances into money market funds backed by U.S. Treasury Securities.

On November 14, 2008, we entered into a settlement agreement with UBS AG (“UBS”). As a result of the settlement agreement with UBS, we reclassified our auction rate securities from available-for-sale securities to trading securities, and all previously recorded temporary impairment charges were charged to earnings in accordance with ASC 320-10, Investments – Debt and Equity Securities. During the quarter ended July 31, 2010, unrealized gains related to these securities and included in interest income on our Condensed Consolidated Statements of Operations were immaterial.

On June 30, 2010, we exercised our auction rate security rights and sold our $6.0 million investment in auction rate securities back to UBS at par value. As of July 31, 2010, we had no funds invested in auction rate securities. At January 30, 2010 and August 1, 2009, we had $6.0 million invested in auction rate securities with a fair market value of $5.6 million, and $5.7 million, respectively. The approximate net carrying value of these investments represented our best estimate of fair value based on available information on those dates. As of August 1, 2009 and January 30, 2010, we classified the net carrying value of our investment in auction rate securities as short-term, included in short-term investments on our Condensed Consolidated Balance Sheets.

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

During the second quarter of Fiscal 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
May 2, 2010 to May 29, 2010	1,268	$22.30	—	$159,083
May 30, 2010 to July 3, 2010	1,406	21.65	—	159,083
July 4, 2010 to July 31, 2010	188	17.24	—	159,083

	2,862		—

(1)	Represents shares of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced program.
(2)	On August 19, 2010, our Board of Directors approved a $100 million expansion of our existing securities repurchase program to a total of $400 million, increasing the remaining amount available for share repurchases under the program to approximately $259.1 million. The program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. There were no shares purchased under the program during the six months ended July 31, 2010.

Item 6.	Exhibits

Exhibit Number	Description

10.1*†	Summary of Compensation Arrangements for Non-Employee Directors

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS‡	XBRL Instance

101.SCH‡	XBRL Taxonomy Extension Schema

101.CAL‡	XBRL Taxonomy Extension Calculation

101.DEF‡	XBRL Taxonomy Extension Definition

101.LAB‡	XBRL Taxonomy Extension Labels

101.PRE‡	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.
°	Furnished electronically herewith.
†	Management contract or compensatory plan or arrangement.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: August 20, 2010	By:	/S/ KAY KRILL
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2010	By:	/S/ MICHAEL J NICHOLSON
Michael J. Nicholson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1*†	Summary of Compensation Arrangements for Non-Employee Directors

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS‡	XBRL Instance

101.SCH‡	XBRL Taxonomy Extension Schema

101.CAL‡	XBRL Taxonomy Extension Calculation

101.DEF‡	XBRL Taxonomy Extension Definition

101.LAB‡	XBRL Taxonomy Extension Labels

101.PRE‡	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.
°	Furnished electronically herewith.
†	Management contract or compensatory plan or arrangement.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.