Form 10-Q
period 2010-10-30
ANNTAYLOR STORES CORP
filed 2010-11-19
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 15, 2010
Common Stock, $.0068 par value	57,963,812

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

•	effectiveness of the Company’s brand awareness and marketing programs, and its ability to maintain the value of its brands;

•	the Company’s ability to successfully execute brand extensions;

•	competitive influences and decline in the demand for merchandise offered by the Company, and the Company’s ability to manage inventory levels and merchandise mix;

•	the performance and operations of the Company’s websites;

•	the Company’s ability to continue operations in accordance with its business continuity plan in the event of an interruption;

•	a significant change in the regulatory environment applicable to the Company’s business and the Company’s ability to comply with legal and regulatory requirements;

•	general economic conditions and the recent financial crisis, including the resultant downturn in the retail industry, and their effects on the Company’s liquidity and capital resources;

•	continuation of lowered levels of consumer spending and consumer confidence, changes in levels of store traffic and higher levels of unemployment resulting from the worldwide economic downturn;

•

continued volatility or deterioration of the financial markets, including further tightening of the credit environment, fluctuations in interest rates and exchange rates or restrictions on the transfer of funds;

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

•	work stoppages, slowdowns or strikes;

•	the Company’s ability to achieve the results of its restructuring program, including changes in management’s assumptions and projections concerning costs and timing;

•	the Company’s ability to realize deferred tax assets; and

•	the effect of external economic factors on the Company’s future funding obligations for its defined benefit pension plan.

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

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters and Nine Months Ended October 30, 2010 and October 31, 2009

(unaudited)

	Quarters Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(in thousands, except per share amounts)
Net sales	$505,281	$462,410	$1,464,934	$1,359,386
Cost of sales	216,505	197,555	627,193	611,500

Gross margin	288,776	264,855	837,741	747,886
Selling, general and administrative expenses	247,381	246,200	726,601	725,019
Restructuring charges	550	630	1,693	32,722
Asset impairment charges	—	15,318	—	15,318

Operating income/(loss)	40,845	2,707	109,447	(25,173)
Interest income	245	186	582	750
Interest expense	369	788	1,254	2,598

Income/(loss) before income taxes	40,721	2,105	108,775	(27,021)
Income tax provision/(benefit)	16,525	36	43,351	(8,772)

Net income/(loss)	$24,196	$2,069	$65,424	$(18,249)

Earnings per share:
Basic earnings/(loss) per share	$0.41	$0.04	$1.11	$(0.32)

Weighted average shares outstanding	57,467	56,855	57,630	56,727

Diluted earnings/(loss) per share	$0.41	$0.03	$1.10	$(0.32)

Weighted average shares outstanding assuming dilution	58,270	58,037	58,492	56,727

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

October 30, 2010, January 30, 2010 and October 31, 2009

(unaudited)

	October 30, 2010	January 30, 2010	October 31, 2009
Assets	(in thousands)
Current assets
Cash and cash equivalents	$223,614	$204,491	$134,104
Short-term investments	—	5,655	5,698
Accounts receivable	28,578	19,267	26,283
Merchandise inventories	231,953	169,141	211,194
Refundable income taxes	31,363	24,929	7,717
Deferred income taxes	27,244	35,799	28,475
Prepaid expenses and other current assets	50,096	45,613	62,196

Total current assets	592,848	504,895	475,667
Property and equipment, net	333,772	365,934	388,370
Deferred financing costs, net	746	973	1,048
Deferred income taxes	26,446	23,683	42,082
Other assets	10,725	6,656	7,064

Total assets	$964,537	$902,141	$914,231

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$90,964	$76,969	$92,228
Accrued salaries and bonus	21,454	32,168	27,426
Accrued tenancy	46,785	44,878	44,332
Gift certificates and merchandise credits redeemable	36,177	47,555	35,424
Accrued expenses and other current liabilities	74,204	73,804	82,279

Total current liabilities	269,584	275,374	281,689
Deferred lease costs	164,861	183,917	194,864
Deferred income taxes	1,000	1,584	1,673
Long-term performance compensation	24,205	9,428	7,301
Other liabilities	22,577	14,652	17,970

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,554,516, 82,476,328 and 82,476,328 shares issued, respectively	561	561	561
Additional paid-in capital	793,408	777,786	773,450
Retained earnings	479,718	414,294	414,253
Accumulated other comprehensive loss	(3,741)	(4,158)	(6,648)
Treasury stock, 24,584,175, 23,701,800 and 23,695,785 shares respectively, at cost	(787,636)	(771,297)	(770,882)

Total stockholders’ equity	482,310	417,186	410,734

Total liabilities and stockholders’ equity	$964,537	$902,141	$914,231

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANNTAYLOR STORES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended October 30, 2010 and October 31, 2009

(unaudited)

	Nine Months Ended
	October 30, 2010	October 31, 2009
	(in thousands)
Operating activities:
Net income/(loss)	$65,424	$(18,249)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Deferred income taxes	4,952	7,285
Depreciation and amortization	73,048	79,641
Loss on disposal and write-down of property and equipment	1,446	16,598
Non-cash compensation expense	15,185	11,526
Non-cash interest and other non-cash items	(487)	2,021
Non-cash restructuring charges	504	15,077
Tax benefit/(deficiency) from exercise/vesting of stock awards	5,262	(1,472)
Changes in assets and liabilities:
Accounts receivable	(6,445)	(12,202)
Merchandise inventories	(64,250)	(37,747)
Prepaid expenses and other current assets	(4,832)	1,169
Refundable income taxes	(6,434)	27,553
Other non-current assets and liabilities, net	2,393	(13,868)
Trade notes, accounts payable and accrued expenses	(27,623)	(24,887)

Net cash provided by operating activities	58,143	52,445

Investing activities:
Purchases of marketable securities	(732)	(409)
Sales of marketable securities and short-term investments	6,061	696
Restricted cash received for sublease	—	(617)
Proceeds from insurance settlement	863	—
Purchase of intangible asset	(2,750)	—
Purchases of property and equipment	(36,515)	(29,403)

Net cash used for investing activities	(33,073)	(29,733)

Financing activities:
Proceeds from draw down of credit facility	—	125,000
Repayments of credit facility	—	(125,000)
Proceeds from the issuance of common stock pursuant to the Associate Discount Stock Purchase Plan	1,676	1,638
Proceeds from exercise of stock options	2,483	93
Excess tax benefits from stock-based compensation	12,094	45
Repurchases of common and restricted stock	(25,323)	(368)
Repayments of fixed asset financing and capital lease obligations	(664)	(2,336)
Change in trade payable program, net	2,925	—
Proceeds from fixed asset financing	862	—

Net cash used for financing activities	(5,947)	(928)

Net increase in cash	19,123	21,784
Cash and cash equivalents, beginning of period	204,491	112,320

Cash and cash equivalents, end of period	$223,614	$134,104

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,041	$2,576

Cash paid during the period for income taxes	$41,815	$3,403

Property and equipment acquired through capital lease	$767	$—

Accrual for purchases of property and equipment	$15,591	$12,662

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

Approximately $0.4 million of gift certificates and merchandise credits escheated, which were previously included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, were reclassified to gift certificates and merchandise credits redeemable at October 31, 2009 to conform to the October 30, 2010 and January 30, 2010 presentation.

Approximately $9.4 million and $7.3 million of liabilities related to long-term performance compensation, which were previously included in other liabilities on the Condensed Consolidated Balance Sheets, are now presented as a separate line item, long-term performance compensation, on the Condensed Consolidated Balance Sheets at January 30, 2010 and October 31, 2009 to conform to the October 30, 2010 presentation, which was separately disclosed to comply with the applicable balance sheet condensation rules.

Detailed footnote information is not included in this Report. The financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

2. Recent Accounting Pronouncements

Recently Issued Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During Fiscal 2009, the Company early adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. However, it intends to adopt the remaining disclosure requirements when they become effective in the first quarter of Fiscal 2011. The Company does not expect the additional disclosure requirements of ASU 2010-06 will have any impact on its Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 amends ASC 605-10, Revenue Recognition, and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but certain requirements must be met. The Company does not expect the adoption of ASU 2009-13 will have any impact on its Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3. Investments

On November 14, 2008, the Company entered into a settlement agreement with UBS AG (“UBS”), one of its investment providers, related to a $6.0 million investment in auction rate securities purchased from UBS. Under the terms of the settlement agreement, the Company received auction rate security rights that enable it to sell its auction rate securities back to UBS at par value at any time during the two year period beginning June 30, 2010. On June 30, 2010, the Company exercised its auction rate security rights and sold its $6.0 million investment in auction rate securities back to UBS at par value. As of October 30, 2010, the Company had no funds invested in auction rate securities.

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

The following tables segregate all financial assets and liabilities of the Company as of October 30, 2010, January 30, 2010 and October 31, 2009 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement date:

	October 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$2,606	$2,606	$—	$—

Total assets	$2,606	$2,606	$—	$—

	January 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$1,762	$1,762	$—	$—
Auction rate securities (2)	5,649	—	—	5,649
Put option on auction rate securities (3)	349	—	—	349

Total assets	$7,760	$1,762	$—	$5,998

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Fair Value Measurements (continued)

	October 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$1,688	$1,688	$—	$—
Auction rate securities (2)	5,681	—	—	5,681
Put option on auction rate securities (3)	315	—	—	315

Total assets	$7,684	$1,688	$—	$5,996

(1)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain associates at the vice-president level and above. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust.
(2)	Auction rate securities were valued using a discounted cash-flow analysis. The model considered factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with uncertainties in the credit market. The amounts presented exclude accrued interest.
(3)	The Company received certain auction rate security rights from UBS under the terms of its settlement agreement with UBS dated November 14, 2008, which were recorded as a put option. The put option on auction rate securities was valued using a discounted cash-flow analysis.

The following tables provide a reconciliation of the beginning and ending balances for the Company’s investment in auction rate securities and the related put option for the quarters and nine months ended October 30, 2010 and October 31, 2009, as these assets are measured at fair value using significant unobservable inputs (Level 3):

	Quarters Ended
	October 30, 2010	October 31, 2009
	(in thousands)
Balance at beginning of period	$—	$5,993
Total gains realized/unrealized included in interest income	—	3

Balance at end of period	$—	$5,996

	Nine Months Ended
	October 30, 2010	October 31, 2009
	(in thousands)
Balance at beginning of period	$5,998	$5,987
Total gains realized/unrealized included in interest income	2	9
Exercise of put option and sale of auction rate securities (1)	(6,000)	—

Balance at end of period	$—	$5,996

(1)	On June 30, 2010, the Company exercised its auction rate security rights and sold its $6.0 million investment in auction rate securities back to UBS. See Note 3 for further discussion.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Fair Value Measurements (continued)

The following tables segregate all non-financial assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy, based on the inputs used to determine fair value as of and for the nine months ended October 30, 2010 and October 31, 2009:

	Total October 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
Long-lived assets held and used (1)	$—	$—	$—	$—	$(372)

Total assets	$—	$—	$—	$—	$(372)

	Total October 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
Long-lived assets held and used (1)	$4,933	$—	$—	$4,933	$(24,764)

Total assets	$4,933	$—	$—	$4,933	$(24,764)

(1)	The Company performs impairment tests under the guidance of ASC 360-10, Property, Plant, and Equipment, whenever there are indicators of impairment. These tests typically consider which assets are impaired at a store level. The Company would recognize an impairment loss only if the carrying value of a long-lived asset or group of assets is not recoverable from undiscounted cash flows, and would measure an impairment loss as the difference between the carrying value and fair value of the assets based on discounted cash flow projections. Upon the adoption of ASC 820-10, the Company considered all relevant valuation techniques (e.g., market, income, and cost approaches) that could be obtained without undue cost and effort, and determined that the discounted cash flow approach continued to provide the most relevant and reliable means by which to determine fair value in this circumstance. The range of discount rates utilized in determining fair value for this purpose during the quarters ended October 30, 2010 and October 31, 2009 were 7.18%-9.45%, and 9.36-12.50%, respectively, based upon the corresponding benchmark interest rate associated with the period of remaining cash flows for the individual stores.

During the quarters ended October 30, 2010 and October 31, 2009, long-lived assets held and used with a carrying value of $0.3 million and $18.6 million, respectively, were written down to their fair value, resulting in asset impairment charges of $0.3 million and $15.4 million, respectively. During the nine months ended October 30, 2010 and October 31, 2009, long-lived assets held and used with a carrying value of $0.4 million and $29.7 million, respectively, were written down to their fair value, resulting in asset impairment charges of $0.4 million and $24.8 million, respectively. During the quarter and nine months ended October 30, 2010, these amounts were included in restructuring charges in the Company’s Condensed Consolidated Statements of Operations. During the quarter and nine months ended October 31, 2009, approximately $0.1 million and $9.5 million, respectively, was included in restructuring charges, and approximately $15.3 million for both interim periods was included in asset impairment charges in the Company’s Condensed Consolidated Statements of Operations.

At October 30, 2010, the Company believes that the carrying value of cash and cash equivalents, receivables, and payables approximates fair value, due to the short maturity of these financial instruments.

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

In connection with the store closing component of the Company’s Restructuring Program, the Company initially identified 117 stores for closure over the Fiscal 2008 to Fiscal 2010 period. In connection with the subsequent expansion of the Company’s Restructuring Program, the Company identified an additional 108 stores for closure, and now expects to close approximately 225 stores under its Restructuring Program, with a total of approximately 145 of these stores expected to close over the original Fiscal 2008 to Fiscal 2010 period and the balance expected to close in Fiscal 2011 and beyond. Additional costs associated with closings beyond Fiscal 2010 are expected to be immaterial. During the quarter and nine months ended October 30, 2010, the Company closed three and 16 stores, respectively, under its Restructuring Program. As of October 30, 2010, the Company closed a cumulative total of 118 stores under its Restructuring Program. By division, the Company closed 33 Ann Taylor stores and 27 LOFT stores during Fiscal 2008, 18 Ann Taylor stores and 24 LOFT stores during Fiscal 2009, and nine Ann Taylor stores and seven LOFT stores during the first nine months of Fiscal 2010.

As part of the organizational streamlining component of its Restructuring Program, the Company eliminated approximately 600 positions over the Fiscal 2007 to Fiscal 2009 period, of which 180 positions were eliminated in Fiscal 2007, 260 positions were eliminated in Fiscal 2008, and 160 positions were eliminated in Fiscal 2009.

The Company expects total pre-tax expenses associated with its restructuring initiatives to be in the range of $135 to $138 million, with approximately $85 million in non-cash charges primarily related to the write-down of store assets and approximately $50 to $53 million in cash charges for severance and various other costs. In Fiscal 2009, Fiscal 2008 and Fiscal 2007, the Company recorded $36.4 million, $59.7 million and $32.3 million, respectively, in restructuring charges. During the quarter and nine months ended October 30, 2010, the Company recorded an additional $0.6 and $1.7 million, respectively, in restructuring charges. The balance is expected to be incurred during the remainder of Fiscal 2010. The above estimated costs and charges, to the extent they have not already been incurred, may vary based on various factors, including, among other things, timing in execution of the Restructuring Program, outcome of negotiations with landlords and other third parties and changes in the Company’s assumptions and projections.

The following tables present detailed information related to restructuring charges recorded during the quarters ended October 30, 2010 and October 31, 2009:

	Quarter ended October 30, 2010
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at July 31, 2010	$—	$(514)	$(2,955)	$(3,469)
Restructuring provision	(260)	56 (3)	(346)	(550)

Subtotal	(260)	(458)	(3,301)	(4,019)

Cash payments	—	277	501	778
Non-cash adjustments	260	—	—	260

Balance at October 30, 2010	$—	$(181)	$(2,800)	$(2,981)

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

The following tables present detailed information related to restructuring charges recorded during the nine months ended October 30, 2010 and October 31, 2009:

	Nine months ended October 30, 2010
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at January 30, 2010	$—	$(2,382)	$(4,401)	$(6,783)
Restructuring provision	(371)	(27)	(1,295)	(1,693)

Subtotal	(371)	(2,409)	(5,696)	(8,476)

Cash payments	—	2,228	2,763	4,991
Non-cash adjustments	371	—	133	504

Balance at October 30, 2010	$—	$(181)	$(2,800)	$(2,981)

	Nine months ended October 31, 2009
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs (2)	Total
	(in thousands)
Balance at January 31, 2009	$—	$(9,743)	$(1,562)	$(11,305)
Restructuring provision	(9,446)	(8,049)	(15,227)	(32,722)

Subtotal	(9,446)	(17,792)	(16,789)	(44,027)

Cash payments	—	13,290	5,819	19,109
Non-cash adjustments	9,446	—	5,631	15,077

Balance at October 31, 2009	$—	$(4,502)	$(5,339)	$(9,841)

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

Restructuring-related severance accruals are included in accrued salaries and bonus on the Company’s Condensed Consolidated Balance Sheets as of October 30, 2010, January 30, 2010, and October 31, 2009. Other restructuring-related accruals are included in accrued tenancy, accrued expenses and other current liabilities, and other liabilities on the Company’s Condensed Consolidated Balance Sheets as of October 30, 2010, January 30, 2010, and October 31, 2009.

6. Net Income/(Loss) Per Share

Basic earnings/(loss) per share is calculated by dividing net income/(loss) associated with common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method.

The determination and reporting of earnings per share requires the inclusion of time and performance-based restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (the “two-class method”). During periods of net loss, no effect is given to participating securities, since they are not contractually obligated to share in the losses of the Company. During periods of net income, participating securities have the effect of diluting both basic and diluted earnings per share. The following tables present reconciliations of basic and diluted share calculations for the quarters and nine months ended October 30, 2010 and October 31, 2009, respectively.

	Quarters Ended
	October 30, 2010			October 31, 2009
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$24,196			$2,069
Less net income associated with participating securities	384			66

Basic earnings per share	$23,812	57,467	$0.41	$2,003	56,855	$0.04

Diluted Earnings per Share
Net income	$24,196			$2,069
Less net income associated with participating securities	379			65
Effect of dilutive securities		803			1,182

Diluted earnings per share	$23,817	58,270	$0.41	$2,004	58,037	$0.03

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6. Net Income/(Loss) Per Share (continued)

	Nine Months Ended
	October 30, 2010			October 31, 2009
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net income/(loss)	$65,424			$(18,249)
Less net income associated with participating securities	1,198			—

Basic earnings/(loss) per share	$64,226	57,630	$1.11	$(18,249)	56,727	$(0.32)

Diluted Earnings per Share
Net income/(loss)	$65,424			$(18,249)
Less net income associated with participating securities	1,180			—
Effect of dilutive securities		862			—

Diluted earnings/(loss) per share	$64,244	58,492	$1.10	$(18,249)	56,727	$(0.32)

For the quarter and nine months ended October 30, 2010, non-participating securities (options) representing 3,100,217 and 3,261,488 shares of common stock, respectively, were excluded from the above computations of weighted-average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods. In addition, non-participating securities (restricted units) representing 28,250 and 9,417 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share for the quarter and nine months ended October 30, 2010, respectively, due to the fact that they are contingently issuable securities whose contingencies were not met as of that date.

For the quarter ended October 31, 2009, non-participating securities (options) representing 3,827,371 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during that period. For the nine months ended October 31, 2009, non-participating securities (options and contingently issuable securities) representing 5,123,404 shares of common stock and participating securities representing 1,746,657 shares of common stock were excluded from the above computations of weighted-average shares for basic and diluted earnings per share because the effect would be antidilutive due to the net loss for the period.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Share-based Payments

Stock Incentive Plans

During the quarter and nine months ended October 30, 2010, the Company recognized approximately $4.7 million and $15.2 million, respectively, in total share-based compensation expense. During the quarter and nine months ended October 31, 2009, the Company recognized approximately $4.1 million and $11.5 million, respectively, in total share-based compensation expense. As of October 30, 2010, there was $10.7 million, $5.6 million, and $5.2 million of unrecognized compensation cost related to unvested stock options, unvested restricted stock awards, and unvested restricted unit awards, respectively, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years, 0.9 years, and 2.2 years, respectively.

Stock Options

The following table summarizes stock option activity for the quarter and nine months ended October 30, 2010:

	Quarter Ended October 30, 2010		Nine Months Ended October 30, 2010
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Options outstanding at beginning of period	5,462,072	$18.67	5,156,228	$17.94
Granted (1)	—	—	604,000	19.58
Forfeited or expired	(16,125)	32.19	(36,463)	30.11
Exercised	(91,846)	7.96	(369,664)	6.72

Options outstanding at October 30, 2010	5,354,101	$18.82	5,354,101	$18.82

Vested and exercisable at October 30, 2010	2,742,821	$24.30	2,742,821	$24.30

Options expected to vest at October 30, 2010	1,781,252	$12.89	1,781,252	$12.89

(1)	Options granted during the nine months ended October 30, 2010 vest annually over a three year period, and expire ten years after the grant date. Of these, 586,000 vest equally in each of March 2011, 2012 and 2013, 9,000 vest equally in each of April 2011, 2012 and 2013 and 9,000 vest equally in each of July 2011, 2012 and 2013.

The weighted-average fair value of options granted during the quarter ended October 31, 2009, estimated as of the grant date using the Black-Scholes option pricing model, was $7.33 per share. There were no options granted during the quarter ended October 30, 2010. The weighted average fair value of options granted during the nine months ended October 30, 2010 and October 31, 2009, estimated as of the grant date using the Black-Scholes option pricing model, was $9.29 and $3.49 per share, respectively.

The fair value of options granted under the Company’s stock plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarters Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Expected volatility	N/A	65.9%	54.9%	63.1%
Risk-free interest rate	N/A	2.1%	2.2%	2.2%
Expected life (years)	N/A	4.20	4.65	4.20
Dividend yield	N/A	—	—	—

The Company estimates the volatility of its common stock at the date of grant based on an average of its historical volatility and the implied volatility of publicly traded options on its common stock.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Share-based Payments (continued)

Restricted Stock

The following table summarizes restricted stock activity for the quarter ended October 30, 2010:

	Time - Based		Performance - Based
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares		Weighted - Average Grant Date Fair Value
Restricted stock awards at July 31, 2010	656,221	$10.01	281,340		$2.75
Granted	—	—	8,333	(1)	15.95
Vested	(21,175)	26.45	—		—
Forfeited	—	—	—		—

Restricted stock awards at October 30, 2010	635,046	$9.46	289,673		$3.13

(1)	These shares vest 20% in August 2011, and 40% in each of March 2012 and March 2013.

The following table summarizes restricted stock activity for the nine months ended October 30, 2010:

	Time - Based		Performance - Based
	Number of Shares	Weighted - Average Grant Date Fair Value	Number of Shares		Weighted - Average Grant Date Fair Value
Restricted stock awards at January 30, 2010	1,360,177	$8.20	436,502		$7.83
Granted	41,827 (1)	20.82	137,098	(2)	19.51
Vested	(766,264)	7.82	(283,927)		18.27
Forfeited	(694)	35.86	—		—

Restricted stock awards at October 30, 2010	635,046	$9.46	289,673		$3.13

(1)	Of this amount, 4,500 shares vest equally in each of April 2011, 2012 and 2013, 4,500 shares vest equally in each of July 2011, 2012 and 2013 and the remaining 32,827 shares vest in May 2011.
(2)	Of this amount, 128,765 shares vested immediately on the grant date, and are comprised of 100,000 shares in partial settlement for a bonus earned in connection with the Fiscal 2009 strategic restructuring program, and 28,765 shares for over-achievement of performance targets for Fiscal 2009 performance vesting restricted stock grants. The remaining 8,333 shares vest 20% in August 2011, and 40% in each of March 2012 and March 2013.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Share-based Payments (continued)

Restricted Units

In March 2010, the Company granted 293,000 time vesting and 169,500 performance vesting restricted unit awards with a grant date fair value of $19.58, all of which were outstanding as of October 30, 2010. The time vesting restricted unit awards vest annually over three years. The performance vesting restricted unit awards vest annually over a three year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 75% to 125% of the value granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such units, grantees will not earn anything with respect to that tranche. Management’s estimates of the probability and level of achievement related to the performance vesting restricted unit awards is considered in the compensation cost recorded during the quarter and nine months ended October 30, 2010.

Since there were insufficient shares available to settle these restricted unit awards in stock as of the date of grant, they were classified and accounted for as liability awards and were marked-to-market through May 19, 2010. Under mark-to-market accounting, the liability for these awards is remeasured periodically during the vesting period based upon the closing market price of the Company’s common stock. On May 19, 2010, the Company’s shareholders approved an additional 3,000,000 shares under the Company’s 2003 Equity Incentive Plan. As such, the Company reserved shares sufficient to cover these restricted unit awards, reclassified the liability of approximately $0.5 million recognized through that date into equity and began accounting for these awards as equity awards as of May 19, 2010. The per share fair value of the restricted unit awards as of May 19, 2010 was $21.10.

8. Intangible Asset

In July 2009, the Company acquired the registered trademark in the People’s Republic of China (“PRC”) for the “AnnTaylor” mark in the apparel and footwear class (the “Mark”) pursuant to a Trademark Assignment Agreement. The assignment of the Mark was approved by the PRC Trademark Office in October 2010. The Company has recognized the full $3.75 million purchase price of the Mark as an indefinite-lived intangible asset included in other assets on the Condensed Consolidated Balance Sheets as of October 30, 2010. The Mark is subject to annual impairment testing which will be performed during the fourth quarter of each fiscal year, unless there is a triggering event, which would require an interim impairment review. The Mark is subject to renewal with the PRC Trademark Office, however, the costs of such renewal are immaterial, and the Company intends to renew the Mark indefinitely.

9. Debt and Other Financing Arrangements

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9. Debt and Other Financing Arrangements (continued)

Credit Facility (continued)

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $14.1 million, $13.8 million and $13.6 million as of October 30, 2010, January 30, 2010 and October 31, 2009, respectively, leaving a remaining available balance for loans and letters of credit of $192.8 million, $112.9 million and $177.4 million, respectively. In March 2009, the Company accessed $125 million from its Credit Facility as a precaution against potential disruption in the credit markets. In July 2009, the Company repaid $50 million of these revolver borrowings, leaving a remaining balance outstanding of $75 million at August 1, 2009. The Company subsequently repaid the remaining $75 million in October 2009. There were no borrowings outstanding under the Credit Facility at October 30, 2010, January 30, 2010, or as of the date of this filing.

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

Capital Lease

On August 25, 2008, the Company entered into a capital lease related to certain computer equipment with a four year term. The computer equipment was placed in service in February 2009. On May 1, 2010, the Company entered into a second capital lease related to certain computer equipment with a four-year term and modified the original August 25, 2008 lease agreement by extending the term so that both lease agreements end four years after May 1, 2010. The following table presents leased assets by major class:

	October 30, 2010	January 30, 2010	October 31, 2009
	(in thousands)
Computer equipment	$2,405	$1,638	$1,638
Less accumulated depreciation and amortization	(669)	(328)	(246)

Net carrying value	$1,736	$1,310	$1,392

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9. Debt and Other Financing Arrangements (continued)

Capital Lease (continued)

Future minimum lease payments under these capital leases as of October 30, 2010 are as follows:

Fiscal Year	(in thousands)
2010	$112
2011	448
2012	448
2013	448
2014	113
Thereafter	—

Total	1,569

Less weighted average interest rate of 1.71% on capital lease	46

Total principal, excluding interest	1,523
Less current portion	426

Total long-term obligation, net of current portion	$1,097

Other

At October 30, 2010, January 30, 2010 and October 31, 2009, there was $0.5 million, $0.6 million and $2.6 million, respectively, included in accrued expenses and other current liabilities and $1.4 million, $1.0 million and $1.1 million, respectively, included in other liabilities on the Company’s Condensed Consolidated Balance Sheets related to borrowings for the purchase of fixed assets.

In the second quarter of Fiscal 2010, the Company entered into a vendor financing program (the “Trade Payable Program”) with a financing company. Under the Trade Payable Program, the financing company makes accelerated and discounted payments to the Company’s vendors and the Company, in turn, makes its regularly-scheduled full vendor payments to the financing company. As of October 30, 2010, there was $2.9 million outstanding under the Trade Payable Program, which is included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

In order to accelerate expansion in the factory outlet channel, the Company is leasing certain store locations at factory outlet centers across the United States formerly occupied by Liz Claiborne Inc. As a result, the Company plans to open approximately 40 new factory outlet stores during the second quarter of Fiscal 2011.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

10. Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarters Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(in thousands)		(in thousands)
Net periodic pension cost:
Interest cost	458	527	1,374	1,580
Expected return on plan assets	(408)	(400)	(1,224)	(1,201)
Amortization of actuarial loss	128	257	384	772
Settlement loss	290	330	290	890

Net periodic pension cost	$468	$714	$824	$2,041

For the quarter and nine months ended October 30, 2010 and October 31, 2009, the total amount of lump sum payments made to participants in the Company’s noncontributory defined benefit Pension Plan exceeded the anticipated interest cost for Fiscal 2010 and 2009, respectively. As a result, during the quarter and nine months ended October 30, 2010, non-cash settlement charges of $0.3 million and $0.3 million, respectively, were recorded. During the quarter and nine months ended October 31, 2009, non-cash settlement charges of $0.3 million and $0.9 million, respectively, were recorded. The Pension Plan was frozen in October 2007.

The Company was not required to make and did not make any contributions to its noncontributory defined benefit Pension Plan during the quarters ended October 30, 2010 and October 31, 2009.

11. Securities Repurchase Program

On August 19, 2010, the Company’s Board of Directors approved a $100 million expansion of the Company’s existing securities repurchase program (the “Securities Repurchase Program”), bringing the total authorized under the Securities Repurchase Program to $400 million, and the total then available for share repurchases under the Securities Repurchase Program to approximately $259.1 million. The Securities Repurchase Program will expire when the Company has repurchased all securities authorized for repurchase pursuant to the Securities Repurchase Program, unless terminated earlier by the Company’s Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During the quarter and nine months ended October 30, 2010, the Company repurchased 1,200,000 shares of its common stock through open market purchases under the Securities Repurchase Program at a cost of approximately $19.8 million. As of October 30, 2010, approximately $239.3 million remained available under the Securities Repurchase Program. There were no repurchases made under the Securities Repurchase Program during the quarter and nine months ended October 31, 2009.

ANNTAYLOR STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

12. Income Taxes

The following table presents the Company’s effective income tax rate for the quarters and nine months ended October 30, 2010 and October 31, 2009:

	Quarters Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Effective income tax rate	40.6%	1.7%	39.9%	32.5%

The increase in the effective tax rate for the quarter ended October 30, 2010 as compared to the comparable 2009 period is primarily due to the impact of an adjustment to the year-to-date tax provision made during the quarter ended October 31, 2009 to reflect a revised estimate of the Company’s annual effective rate for Fiscal 2009. The change in estimate resulted in a tax benefit, due to the pre-tax loss the Company experienced during the first half of Fiscal 2009, which partially offset the tax expense associated with the pre-tax income earned during the quarter ended October 31, 2009.

The increase in the effective tax rate for the nine months ended October 30, 2010 as compared to the comparable 2009 period was primarily due to the impact of permanent items in a period of net income versus a period of net loss, a change in the mix of earnings in various state taxing jurisdictions and certain other discrete items.

13. Comprehensive Income/(Loss)

The components of comprehensive income/(loss) are shown below:

	Quarters Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(in thousands)
Net income/(loss)	$24,196	$2,069	$65,424	$(18,249)
Amortization of actuarial loss, net of taxes of approximately $49 and $30, respectively, and approximately $145 and $269, respectively	79	113	238	504
Pension settlement charge, net of taxes of approximately $111 and $127, respectively, and approximately $111 and $340, respectively	179	203	179	550

Comprehensive income/(loss)	$24,454	$2,385	$65,841	$(17,195)

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

Ann Taylor defines what it means to be chic, smart and sophisticated. Relevant and stylish, Ann Taylor offers timeless wear-now and wear-to-work fashion with impeccable quality and irresistible prices. LOFT is the ultimate casual, fashionable and stylish retail destination for women, providing versatile and effortless pieces at surprising prices. Our Ann Taylor and LOFT brands offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a strategy to provide modern styles that are versatile across all occasions and needs. We offer past season best sellers from the Ann Taylor and LOFT merchandise collections at our Ann Taylor Factory and LOFT Outlet stores, respectively, and our clients can also shop online at www.anntaylor.com and www.LOFT.com or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444. As of October 30, 2010, we operated 907 stores in 46 states, the District of Columbia and Puerto Rico.

Management Overview

Our results for the third quarter of fiscal 2010 reflected significant bottom-line improvement due to the combined impact of profitable sales growth, particularly at the Ann Taylor brand and in our e-commerce and factory/outlet channels, as well as cost savings across the Company resulting from the successful execution of our ongoing restructuring program and other cost savings initiatives. In addition, we continued to execute against our strategy to focus on enhancing top-line productivity while maximizing gross margin and carefully managing inventory levels, which resulted in net sales growth of 9.3% to $505.3 million and a strong gross margin rate of 57.2%.

Our Ann Taylor brand experienced a very strong quarter, with overall comparable sales up 21.9% for the period. All channels experienced comparable sales gains during the quarter, with a 23.4% increase at Ann Taylor stores, a 57.0% increase in the Ann Taylor e-commerce channel and an 11.3% increase at Ann Taylor Factory. Our clients responded well to the Ann Taylor assortment and the compelling fashion, quality and value it offered and, as a result, we were able to be very strategic and selective in our promotional activity. This generated strong full-price sales and strong gross margin rate performance across all three channels. From a product perspective, our wear-to-work offerings continued to resonate with our core client and bring new client interest to the brand. We experienced continued momentum in suiting, dresses, skirts and wear-to-work tops, and our jewelry offering continued its stand-out performance. The brand continued its multi-pronged marketing strategy, which successfully supported our objective to deliver profitable sales growth and gain market share across all channels of the business. Ann Taylor’s e-commerce channel experienced very strong top line and gross margin growth during the quarter, reflecting the success of our core merchandise offering, as well as expanded online assortments which featured a broader size range and exclusive colors and styles. Ann Taylor Factory also continued to perform well, with increases in conversion and AUR driving higher full-price sales and gross margin.

At the LOFT brand, overall comparable sales were up 4.5%, with a 0.6% decrease at LOFT stores, more than offset by a 64.6% increase in the e-commerce channel and a 22.0% increase at LOFT Outlet. Comparable sales in the stores channel improved month over month as the quarter progressed. LOFT’s gross margin rate for the quarter was strong in the online and outlet channels, but was under some pressure at LOFT stores, where we took action to clear through merchandise in the slower-moving knits and denim categories. Performance at LOFT stores during the early part of the quarter continued to be affected by merchandise mix issues that were identified during the second quarter, but steadily improved with new product deliveries as the quarter progressed. LOFT’s
e-commerce channel delivered very strong results from both a sales and gross margin perspective and continued to generate stronger site traffic over last year. The LOFT Outlet channel also performed very well, with sales growth driven by increases both in AUR and UPT, resulting in a much higher gross margin rate over the third quarter of last year.

Our real estate growth strategy remains focused on supporting our brand objectives, while we continue to enhance the overall productivity of our fleet through the execution of selective store closures associated with our three-year strategic restructuring program. At Ann Taylor, our 2010 goals focus on optimizing store productivity and enhancing the in-store environment of our existing fleet, while preparing for future store growth through the testing of prototype stores, designed to be approximately 40% smaller in size than the Fleet average, in various markets. During the third quarter of Fiscal 2010, the brand opened two such prototype stores. During the third quarter, LOFT moved forward with the 2010 expansion of the LOFT brand store fleet, opening five new LOFT stores, eleven new LOFT Outlet stores, and converting 4 LOFT stores to the LOFT Outlet stores during the quarter. In addition, we expect to accelerate our planned store growth in the factory/outlet channel during the second quarter of Fiscal 2011 through the opening of premium store locations at leading factory outlet centers across the United States that were formerly occupied by Liz Claiborne Inc.

Overall, our businesses experienced significant improvement in both sales and profitability during the first nine months of Fiscal 2010 as compared to last year. However, we expect that the fourth quarter environment will remain challenging, particularly for the middle-income consumer. We continue to remain focused on increasing top-line sales and productivity, growing our brands through further expansion of our e-commerce businesses and rational store growth at the LOFT brand, elevating the client experience across all brands and channels, maintaining discipline in our approach to maximizing gross margin and managing inventory and expenses. We plan to use our strong cash position to continue to repurchase shares under our securities repurchase program.

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

Results of Operations

The following table sets forth data from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	Quarters Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.8	42.7	42.8	45.0

Gross margin	57.2	57.3	57.2	55.0
Selling, general and administrative expenses	49.0	53.2	49.6	53.3
Restructuring charges	0.1	0.1	0.1	2.4
Asset impairment charges	—	3.3	—	1.1

Operating income/(loss)	8.1	0.7	7.5	(1.8)
Interest income	0.1	—	—	0.1
Interest expense	0.1	0.2	0.1	0.2

Income/(loss) from before income taxes	8.1	0.5	7.4	(1.9)
Income tax provision/(benefit)	3.3	—	3.0	(0.6)

Net income/(loss)	4.8%	0.5%	4.4%	(1.3)%

The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period:

	Quarters Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	increase (decrease)		increase (decrease)
Net sales	9.3%	(12.3)%	7.8%	(20.6)%
Operating income/(loss)	1,408.9%	(113.4)%	534.8%	(137.3)%
Net income/(loss)	1,069.5%	(115.4)%	458.5%	(143.8)%

Sales and Store Data

During the first quarter of Fiscal 2010, we revised the presentation of certain sales and store data from an approach which focused mainly on our Ann Taylor and LOFT stores, to a brand approach which incorporates the various channels of distribution within each brand. All prior period figures presented for the quarter and nine months ended October 31, 2009 have been adjusted to conform to the current year presentation. The following table sets forth certain brand sales and store data:

	Quarters Ended
	October 30, 2010		October 31, 2009
	Sales	Comp (1)	Sales	Comp (1)
	($ in thousands)
Sales and Comparable Sales
Ann Taylor
Ann Taylor Stores	$128,505	23.4%	$114,595	(25.8)%
Ann Taylor e-commerce	24,122	57.0%	15,673	(5.6)%

Subtotal	152,627	27.7%	130,268	(23.9)%
Ann Taylor Factory	70,576	11.3%	64,768	(3.4)%

Total Ann Taylor Brand	$223,203	21.9%	$195,036	(18.4)%

LOFT
LOFT Stores	$233,356	(0.6)%	$237,654	(9.7)%
LOFT e-commerce	26,670	64.6%	16,591	0.8%

Subtotal	260,026	3.6%	254,245	(9.1)%
LOFT Outlet	22,052	22.0%	13,129	15.6%

Total LOFT Brand	$282,078	4.5%	$267,374	(8.5)%

Total Company	$505,281	11.7%	$462,410	(13.0)%

	Nine Months Ended
	October 30, 2010		October 31, 2009
	Sales	Comp (1)	Sales	Comp (1)
	($ in thousands)
Sales and Comparable Sales
Ann Taylor
Ann Taylor Stores	$362,011	19.4%	$332,756	(36.1)%
Ann Taylor e-commerce	62,426	46.0%	43,768	(18.8)%

Subtotal	424,437	22.6%	376,524	(34.6)%
Ann Taylor Factory	204,366	9.3%	188,597	(13.6)%

Total Ann Taylor Brand	$628,803	17.9%	$565,121	(29.2)%

LOFT
LOFT Stores	$719,360	1.6%	$713,919	(16.7)%
LOFT e-commerce	66,586	60.3%	42,475	(10.5)%

Subtotal	785,946	4.8%	756,394	(16.4)%
LOFT Outlet	50,185	19.3%	37,871	15.6%

Total LOFT Brand	$836,131	5.4%	$794,265	(16.1)%

Total Company	$1,464,934	10.5%	$1,359,386	(22.2)%

Sales and Store Data (Continued)

	Quarters Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Sales Related Metrics
Average Dollars Per Transaction
Ann Taylor Brand	$84.89	$78.39	$81.97	$74.63
LOFT Brand	64.08	63.96	62.00	61.68

Average Units Per Transaction
Ann Taylor Brand	2.38	2.32	2.34	2.32
LOFT Brand	2.53	2.54	2.47	2.48

Average Unit Retail Sold
Ann Taylor Brand	$35.67	$33.79	$35.03	$32.17
LOFT Brand	25.33	25.18	25.10	24.87

Net Sales Per Average Gross Square Foot (2)
Ann Taylor Stores	$85	$68	$236	$195
Ann Taylor Factory	106	97	306	284
LOFT Stores	79	79	242	237
LOFT Outlet	125	107	349	328

(1)	A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening.
(2)	Net sales per average gross square foot is determined by dividing net sales for the period by the average monthly gross square footage for the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space. E-commerce sales are not included in the net sales per average gross square foot calculations. During the third quarter of Fiscal 2010, we revised the calculation of net sales per average gross square foot from one that calculated the average of the gross square feet at the beginning and end of each period to one using the average monthly gross square footage for the period. All prior period numbers have been adjusted to conform to the current period presentation.

Sales and Store Data (Continued)

	Quarters Ended
	October 30, 2010		October 31, 2009
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Feet
Ann Taylor
Ann Taylor Stores	276	1,501	313	1,692
Ann Taylor Factory	92	668	92	668

Total Ann Taylor Brand	368	2,169	405	2,360

LOFT
LOFT Stores	506	2,954	509	2,998
LOFT Outlet	33	217	18	123

Total LOFT Brand	539	3,171	527	3,121

Total Company	907	5,340	932	5,481

Number of:
Stores open at beginning of period	894	5,265	933	5,486
New stores	16	93	1	6
Expanded/downsized stores (1)	—	(6)	—	—
Closed stores	(3)	(12)	(2)	(11)

Stores open at end of period	907	5,340	932	5,481

Converted stores (2)	4	—	1	—

	Nine Months Ended
	October 30, 2010		October 31, 2009
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Feet
Number of:
Stores open at beginning of period	907	5,348	935	5,492
New stores	16	93	14	83
Expanded/downsized stores (3)	—	(11)	—	—
Closed stores	(16)	(90)	(17)	(94)

Stores open at end of period	907	5,340	932	5,481

Converted stores (4)	10	—	1	—

(1)	During the quarter ended October 30, 2010, the Company downsized two Ann Taylor stores.
(2)	During the quarter ended October 30, 2010, the Company converted four LOFT stores to LOFT Outlet stores. During the quarter ended October 31, 2009, the Company converted one Ann Taylor store to a LOFT store.
(3)	During the nine months ended October 30, 2010, the Company downsized five Ann Taylor stores and one LOFT store. During the nine months ended October 31, 2009, the Company downsized one Ann Taylor store.
(4)	During the nine months ended October 30, 2010, the Company converted six Ann Taylor stores to LOFT stores and four LOFT stores to LOFT Outlet stores. During the nine months ended October 31, 2009, the Company converted one Ann Taylor store to a LOFT store.

Net sales increased 9.3% and 7.8% during the quarter and nine months ended October 30, 2010, respectively, over the comparable 2009 periods. By brand, Ann Taylor’s net sales increased $28.2 million, or 14.4%, and $63.7 million or 11.3%, for the quarter and nine months ended October 30, 2010, respectively, with comparable sales increasing 21.9% and 17.9% for the quarter and nine month periods, respectively. Ann Taylor experienced a significant increase in DPTs during both the quarter and nine month periods, primarily due to the impact of higher AURs. This was particularly true in the “wear-to-work” offering, including suiting, dresses and skirts, and pant categories. At the LOFT brand, net sales increased $14.7 million, or 5.5%, and increased $41.9 million or 5.3% for the quarter and nine months ended October 30, 2010, respectively, with comparable sales increasing 4.5% and 5.4%, respectively. The LOFT brand experienced a slight increase in DPT’s during both the quarter and nine month periods due to slightly higher AURs. By channel, strong double-digit comparable sales increases in the internet and outlet channels were offset by essentially flat comparable sales in the LOFT stores channel due to a merchandise assortment that lacked an appropriate balance between fashion and key items.

Cost of Sales and Gross Margin

The following table shows cost of sales and gross margin in dollars and the related gross margin percentages for the quarters and nine months ended October 30, 2010 and October 31, 2009:

	Quarters Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(dollars in thousands)		(dollars in thousands)
Cost of sales	$216,505	$197,555	$627,193	$611,500
Gross margin	$288,776	$264,855	$837,741	$747,886
Gross margin as apercentage of net sales	57.2%	57.3%	57.2%	55.0%

Gross margin as a percentage of net sales for the quarter ended October 30, 2010 was essentially flat to the comparable 2009 period. An increase in full price sell-through combined with higher margin rates on non-full price sales at the Ann Taylor brand was offset by the combined impact of a decrease in full price sell-through and lower full price gross margin rates at the LOFT brand due to a merchandise assortment that lacked an appropriate balance between fashion and key items.

The increase in gross margin as a percentage of net sales for the nine month period ended October 30, 2010 as compared to the comparable 2009 period was due to an increase in full price sell-through, particularly at the Ann Taylor brand, and higher margin rates achieved on non-full price sales at the Ann Taylor brand, partially offset by slightly lower margin rates at the LOFT brand. This performance was largely the result of improved merchandise assortments, particularly at the Ann Taylor brand, effective marketing initiatives and the success of our strategy to appropriately position inventory levels.

Selling, General and Administrative Expenses

The following table shows selling, general and administrative expenses in dollars and as a percentage of net sales for the quarters and nine months ended October 30, 2010 and October 31, 2009:

	Quarters Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(dollars in thousands)		(dollars in thousands)
Selling, general and administrative expenses	$247,381	$246,200	$726,601	$725,019
Percentage of net sales	49.0%	53.2%	49.6%	53.3%

The increase in selling, general and administrative expenses for the quarter ended October 30, 2010 as compared to the comparable 2009 period was primarily due to higher marketing costs and an increase in variable costs related to higher sales, partially offset by tenancy related savings associated with our restructuring program and other cost savings initiatives. The decrease in selling, general and administrative expenses as a percentage of net sales for the quarter ended October 30, 2010 as compared to the comparable 2009 period was primarily due to fixed cost leveraging as a result of higher net sales, restructuring program savings and a continued focus on controlling expenses.

The increase in selling, general and administrative expenses for the nine months ended October 30, 2010 as compared to the comparable 2009 period was primarily due to higher marketing and performance-based compensation costs and an increase in variable costs related to higher sales, partially offset by payroll, benefits and tenancy related savings associated with our restructuring program and other cost savings initiatives. The decrease in selling, general and administrative expenses as a percentage of net sales for the nine months ended October 30, 2010 as compared to the comparable 2009 period was primarily due to fixed cost leveraging as a result of higher net sales, restructuring program savings and a continued focus on controlling expenses.

Restructuring Charges

The following table presents restructuring charges in dollars and as a percentage of net sales for the quarters and nine months ended October 30, 2010 and October 31, 2009:

	Quarters Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(dollars in thousands)		(dollars in thousands)
Restructuring charges	$550	$630	$1,693	$32,722
Percentage of net sales	0.1%	0.1%	0.1%	2.4%

During the quarters and nine months ended October 30, 2010 and October 31, 2009, we recorded restructuring charges related to the non-cash write-down of store assets, severance and other costs incurred during the periods. See “Liquidity and Capital Resources” and Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Asset Impairment Charges

The following table presents asset impairment charges in dollars and as a percentage of net sales for the quarters and nine months ended October 30, 2010 and October 31, 2009:

	Quarters Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(dollars in thousands)		(dollars in thousands)
Asset impairment charges	$—	$15,318	$—	$15,318
Percentage of net sales	—%	3.3%	—%	1.1%

During the quarters and nine months ended October 31, 2009, we recorded non-cash store asset impairment charges based on our projected discounted future cash flows related to stores that we expect to continue operating. For both the quarter and nine months ended October 31, 2009, these non-cash store asset impairment charges related to 87 stores.

Interest Income

The following table shows interest income in dollars and as a percentage of net sales for the quarters and nine months ended October 30, 2010 and October 31, 2009:

	Quarters Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(dollars in thousands)		(dollars in thousands)
Interest income	$245	$186	$582	$750
Percentage of net sales	0.1%	—%	—%	0.1%

Interest income increased for the quarter ended October 30, 2010 largely due to the impact of gains recorded in connection with our deferred compensation plan and higher average cash balances offset by lower interest rates as compared to the comparable prior year period.

Interest income decreased for the nine months ended October 30, 2010 as compared to the comparable Fiscal 2009 period due to lower interest rates over the past year, partially offset by higher average cash balances.

Interest Expense

The following table shows interest expense in dollars and as a percentage of net sales for the quarters and nine months ended October 30, 2010 and October 31, 2009:

	Quarters Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(dollars in thousands)		(dollars in thousands)
Interest expense	$369	$788	$1,254	$2,598
Percentage of net sales	0.1%	0.2%	0.1%	0.2%

Interest expense includes various charges, the largest of which are interest and fees related to our Credit Facility. In March 2009, we accessed $125 million from our Credit Facility as a precaution against potential disruption in the credit markets. In July 2009, we repaid $50 million of these revolver borrowings, leaving a remaining balance outstanding of $75 million at August 1, 2009. We subsequently repaid the remaining $75 million in October 2009. The decrease in interest expense for the quarter and nine months ended October 30, 2010 compared to the comparable 2009 period is primarily due to the fact that there were no borrowings outstanding under our Credit Facility during the quarter or nine months ended October 30, 2010. In addition, there were no borrowings outstanding under the Credit Facility as of the date of this filing.

Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $14.1 million, $13.8 million and $13.6 million as of October 30, 2010, January 30, 2010 and October 31, 2009, respectively. See “Liquidity and Capital Resources” and Note 9, Debt and Other Financing Arrangements in the Notes to Condensed Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes

The following table shows our effective income tax rate for the quarters and nine months ended October 30, 2010 and October 31, 2009:

Quarters Ended		Nine Months Ended
October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
40.6%	1.7%	39.9%	32.5%

The increase in the effective tax rate for the quarter ended October 30, 2010 as compared to the comparable 2009 period is primarily due to the impact of an adjustment to the year-to-date tax provision made during the quarter ended October 31, 2009 to reflect a revised estimate of the Company’s annual effective rate for Fiscal 2009. The change in estimate resulted in a tax benefit due to the pre-tax loss we experienced during the first half of Fiscal 2009, which partially offset the tax expense associated with the pre-tax income earned during the quarter ended October 31, 2009.

The increase in the effective tax rate for the nine months ended October 30, 2010 as compared to the comparable 2009 period was primarily due to the impact of permanent items in a period of net income versus a period of net loss, a change in the mix of earnings in various state taxing jurisdictions and certain other discrete items.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth material measures of our liquidity:

	October 30, 2010	January 30, 2010	October 31, 2009
	(dollars in thousands)
Working capital	$323,264	$229,521	$193,978
Current ratio	2.20:1	1.83:1	1.69:1

Operating Activities

Cash provided by operating activities was $58.1 million for the nine months ended October 30, 2010, compared with cash provided by operating activities of $52.4 million for the nine months ended October 31, 2009. The increase in cash provided by operating activities as compared to the prior year period was primarily due to higher net income adjusted for non-cash expenses, an increase in our long-term performance compensation liability, a less significant increase in accounts receivable due to a lower beginning balance for the nine months ended October 31, 2009 and an increase in net income tax benefits related to stock-compensation. The favorable impact on cash of these items as compared to the prior year period was partially offset by an increase in cash used for inventory, an increase in prepaid expenses and the impact of approximately $27.6 million in income tax refunds received in the prior year period.

Total inventory at October 30, 2010 increased $20.8 million, or 9.8%, compared to October 31, 2009. Total inventory per square foot, excluding e-commerce, at the end of the third quarter increased 13.1% relative to an 11.7% increase in comparable sales for the quarter ended October 30, 2010. The inventory per square foot increase, excluding e-commerce, reflected a 15.6% increase at Ann Taylor stores, a 1.3% increase at LOFT stores and an 18.3% increase in the factory/outlet channel.

Investing Activities

Cash used for investing activities was $33.1 million for the nine months ended October 30, 2010, compared with $29.7 million for the nine months ended October 31, 2009. The increase in cash used for investing activities was primarily due to an increase in capital expenditures related to new store openings and store refurbishment projects and payments made in connection with our recent acquisition of the AnnTaylor trademark in the People’s Republic of China. These cash expenditures were partially offset by the receipt of $6.0 million from the sale of the auction rate securities in the second quarter of Fiscal 2010.

During the nine months ended October 30, 2010, we opened 16 new stores, as compared to 14 new stores in the comparable prior year period. In addition, we downsized five Ann Taylor stores and one LOFT store, as compared to one Ann Taylor store in the comparable prior year period. During the fourth quarter of Fiscal 2010, we are planning to open 8 new stores, comprised of 5 new LOFT stores, and 3 new LOFT Outlet stores. We expect to use internally generated funds to finance our capital requirements.

On November 14, 2008, we entered into a settlement agreement with UBS AG (“UBS”), one of our investment providers, related to a $6.0 million investment in auction rate securities purchased from UBS. Under the terms of the settlement agreement, we received auction rate security rights that enable us to sell our auction rate securities back to UBS at par value at any time during the two year period beginning June 30, 2010. On June 30, 2010, we exercised our auction rate security rights and sold the $6.0 million investment in auction rate securities back to UBS at par value. As of October 30, 2010, we had no funds invested in auction rate securities.

Financing Activities

Cash used for financing activities was $5.9 million for the nine months ended October 30, 2010, compared with $0.9 million for the nine months ended October 31, 2009. The increase in cash used for financing activities as compared to the prior year period was primarily due to the repurchase of $19.8 million of our common stock, partially offset by higher excess tax benefits related to stock-based compensation.

On April 23, 2008, our wholly-owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (the “Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. The remaining available balance for loans and letters of credit was $192.8 million, $112.9 million and $177.4 million as of October 30, 2010, January 30, 2010 and October 31, 2009, respectively.

On August 19, 2010, our Board of Directors approved a $100 million expansion of our existing securities repurchase program, bringing the total authorized under the program to $400 million, and the total then available for share repurchases under the program to approximately $259.1 million. The program will expire when we have repurchased all securities authorized for repurchase pursuant to the program, unless terminated earlier by our Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During the third quarter of Fiscal 2010, we repurchased 1,200,000 shares of our common stock through open market purchases at a cost of approximately $19.8 million. As of October 30, 2010, approximately $239.3 million remained under the program. We also plan to use our strong balance sheet cash position to continue to repurchase shares under our existing $400 million share repurchase authorization.

Other

At October 30, 2010, substantially all of our cash was invested in money market funds backed by U.S. Treasury Securities or in FDIC insured bank deposit accounts. Substantially all of our deposit account balances are currently FDIC insured as a result of the government’s Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP currently expires on December 31, 2010. If the TLGP is not renewed, we would consider moving funds from deposit account balances into money market funds backed by U.S. Treasury Securities.

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

In connection with the store closing component of our Restructuring Program, we initially identified 117 stores for closure over the Fiscal 2008 to Fiscal 2010 period. In connection with the subsequent expansion of our Restructuring Program, we identified an additional 108 stores for closure, and now expect to close approximately 225 stores under our Restructuring Program, with a total of approximately 145 of these stores expected to close over the original Fiscal 2008 to Fiscal 2010 period and the balance expected to close in Fiscal 2011 and beyond. Additional costs associated with closings beyond Fiscal 2010 are expected to be immaterial. During the quarter and nine months ended October 30, 2010, we closed 3 and 16 stores, respectively, under the Restructuring Program. As of October 30, 2010, we closed a cumulative total of 118 stores under our Restructuring Program. By division, we closed 33 Ann Taylor stores and 27 LOFT stores during Fiscal 2008, 18 Ann Taylor stores and 24 LOFT stores during Fiscal 2009, and nine Ann Taylor stores and seven LOFT store during the first nine months of Fiscal 2010.

As part of the organizational streamlining component of our Restructuring Program, we eliminated approximately 600 positions over the Fiscal 2007 to Fiscal 2009 period, of which 180 positions were eliminated in Fiscal 2007, 260 positions were eliminated in Fiscal 2008, and 160 positions were eliminated in Fiscal 2009.

We expect total pre-tax expenses associated with our restructuring initiatives to be in the range of $135 to $138 million, with approximately $85 million in non-cash charges primarily related to the write-down of store assets and approximately $50 to $53 million in cash charges for severance and various other costs. In Fiscal 2009, Fiscal 2008 and Fiscal 2007, we recorded $36.4 million, $59.7 million and $32.3 million, respectively, in restructuring charges. During the quarter and nine months ended October 30, 2010, we recorded an additional $0.6 million and $1.7 million, respectively, in restructuring charges. The balance is expected to be incurred during the remainder of Fiscal 2010. The above estimated costs and charges, to the extent they have not already been incurred, may vary based on various factors, including, among other things, timing in execution of the restructuring program, outcome of negotiations with landlords and other third parties and changes in our assumptions and projections.

In October 2008, we launched an enhanced credit card program, which offers eligible clients the choice of a private label or a co-branded credit card. All new cardholders are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. We provide the sponsoring bank with marketing and administrative support of the program, and use our sales force to process credit card applications for both the private label and co-branded credit cards. As part of the program, we received an upfront signing bonus from the sponsoring bank. We also receive ongoing bounties for new accounts activated, as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting and accordingly will be recognized into revenue ratably based on the total projected revenues over the term of the agreement. Certain judgments and estimates underlie our projected revenues and related expenses under the program, including projected future store counts, the number of applications processed, the Company’s projected sales growth and points breakage, among other things. During the quarters ended October 30, 2010 and October 31, 2009, we recognized approximately $9.1 million and $8.0 million of revenue related to the credit card program, respectively. During the nine months ended October 30, 2010 and October 31, 2009, we recognized approximately $13.1 million and $12.0 million of revenue related to the credit card program, respectively. At October 30, 2010, January 30, 2010 and October 31, 2009, approximately $6.1 million, $7.2 million and $7.5 million, respectively, of deferred credit card income is included in accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs, net of breakage, related to the customer loyalty program. These costs are included in either cost of sales or in net sales as a sales discount, as appropriate. The cost of sales impact, net of points breakage, was approximately ($1.3) million and $2.2 million and the sales discount impact was approximately $0.2 million and $0.4 million for the quarters ended October 30, 2010 and October 31, 2009, respectively. The cost of sales impact was approximately zero and $4.4 million and the sales discount impact was approximately $2.0 million and $1.1 million for the nine months ended October 30, 2010 and October 31, 2009, respectively.

In order to accelerate expansion in the factory outlet channel, we are leasing certain store locations at factory outlet centers across the United States formerly occupied by Liz Claiborne Inc. As a result, we plan to open approximately 40 new factory outlet stores during the second quarter of Fiscal 2011. The rental payments and construction costs associated with these locations will be funded with operating cash flows.

In July 2009, we acquired the registered trademark in the People’s Republic of China (“PRC”) for the “AnnTaylor” mark (the “Mark”) in the apparel and footwear class pursuant to a Trademark Assignment Agreement (the “Assignment Agreement”). The assignment of the Mark was approved by the PRC Trademark Office in October 2010. We have recognized the full $3.75 million purchase price of the Mark, of which $1.0 million remains payable under the Assignment Agreement, as an indefinite-lived intangible asset included in other assets on the Condensed Consolidated Balance Sheets as of October 30, 2010. The Mark is subject to renewal with the PRC Trademark Office, however, the costs of such renewal are immaterial, and we intend to renew the Mark indefinitely.

Our noncontributory defined benefit Pension Plan (the “Pension Plan”) was frozen in October 2007. Our Pension Plan assets experienced gains in Fiscal 2009. As a result, pension costs in Fiscal 2010 are projected to be lower than pension costs in Fiscal 2009, excluding settlement charges. For the quarter and nine months ended October 30, 2010 and October 31, 2009, the total amount of lump sum payments made to Pension Plan participants exceeded the anticipated interest cost for Fiscal 2010 and 2009, respectively. As a result, non-cash settlement charges of $0.3 million and $0.3 million, respectively, were recorded, for the quarter and nine months ended October 30, 2010, and non-cash settlement charges of $0.3 million and $0.9 million, respectively, were recorded for the quarter and nine months ended October 31, 2009. Our Pension Plan assets are invested in readily-liquid investments, primarily equity and debt securities. Generally, any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan in Fiscal 2011.

Short-Term Borrowings

In the second quarter of Fiscal 2010, we entered into a vendor financing program (the “Trade Payable Program”) with a financing company. Under the Trade Payable Program, the financing company makes accelerated and discounted payments to our vendors and we, in turn, make our regularly-scheduled full vendor payments to the financing company. As of October 30, 2010, there was $2.9 million outstanding under the Trade Payable Program, which is included in accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets. The average balance at each month end during the quarter ended October 30, 2010 was $2.8 million, and we paid no interest on amounts owed under the Trade Payable Program during the period, since remittances to the financing company were made within the agreed-upon timeframe. We expect to add additional vendors into the program, and, as such, we expect the Trade Payable Program will continue to expand.

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

Recent Accounting Pronouncements

Recently Issued Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC
820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During Fiscal 2009, we early adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. However, we intend to adopt the remaining disclosure requirements when they become effective in the first quarter of Fiscal 2011. We do not expect the additional disclosure requirements of ASU 2010-06 will have any impact on our Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 amends ASC 605-10, Revenue Recognition, and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but certain requirements must be met. We do not expect the adoption of ASU 2009-13 will have any impact on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are normally in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. At October 30, 2010, substantially all of our cash was invested in money market funds backed by U.S. Treasury Securities or in FDIC insured bank deposit accounts. Substantially all of our deposit account balances are currently FDIC insured as a result of the government’s Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP currently expires on December 31, 2010. If the TLGP is not renewed, we would consider moving funds from deposit account balances into money market funds backed by U.S. Treasury Securities.

On November 14, 2008, we entered into a settlement agreement with UBS AG (“UBS”). As a result of the settlement agreement with UBS, we reclassified our auction rate securities from available-for-sale securities to trading securities, and all previously recorded temporary impairment charges were charged to earnings. During the nine months ended October 30, 2010, unrealized gains related to these securities and included in interest income on our Condensed Consolidated Statements of Operations were immaterial.

On June 30, 2010, we exercised our auction rate security rights and sold our $6.0 million investment in auction rate securities back to UBS at par value. As of October 30, 2010, we had no funds invested in auction rate securities. At January 30, 2010 and October 31, 2009, we had $6.0 million invested in auction rate securities with a fair market value of $5.6 million, and $5.7 million, respectively. The approximate net carrying value of these investments represented our best estimate of fair value based on available information on those dates. As of October 31, 2009 and January 30, 2010, we classified the net carrying value of our investment in auction rate securities as short-term, included in short-term investments on our Condensed Consolidated Balance Sheets.

Our Pension Plan assets experienced gains in Fiscal 2009. As a result, pension costs in Fiscal 2010 are projected to be lower than pension costs in Fiscal 2009, excluding settlement charges. As a result of losses experienced in global equity markets, our pension assets experienced negative returns in Fiscal 2008 which, in turn, resulted in higher pension expense in 2009. Our Pension Plan assets are invested in readily-liquid investments, primarily equity and debt securities. Generally, any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan in Fiscal 2011.

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

During the third quarter of Fiscal 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
August 1, 2010 to August 28, 2010	5,509	$15.55	—	$259,083
August 29, 2010 to October 2, 2010	1,201,444	16.49	1,200,000	239,299
October 3, 2010 to October 30, 2010	479	21.79	—	239,299

	1,207,432		1,200,000

(1)	Includes a total of 7,432 shares of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s publicly announced program.
(2)	On August 19, 2010, our Board of Directors approved a $100 million expansion of our existing securities repurchase program to a total of $400 million, increasing the remaining amount then available for share repurchases under the program to approximately $259.1 million. The program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. There were 1,200,000 shares purchased under the program during the three and nine months ended October 30, 2010.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Third Amended and Restated Credit Agreement, dated as of April 23, 2008, by and among AnnTaylor, Inc., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative and Collateral Agent and JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and RBS Citizens, N.A. as Syndication Agents. Portions of the schedules and exhibits to this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.2*	Third Amended and Restated Pledge and Security Agreement, dated as of April 23, 2008, by AnnTaylor, Inc., AnnTaylor Stores Corporation, Annco, Inc., AnnTaylor Distribution Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Portions of the schedules and exhibits to this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.3*	Trademark Security Agreement, dated as of April 23, 2008, made by Annco, Inc., in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Portions of the schedules and exhibits to this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.4*	Trademark Assignment Agreement, dated July 15, 2009, between AnnTaylor Sourcing Far East Limited, Annco, Inc. and Guangzhou Pan Yu San Yuet Fashion Manufactory Ltd.

10.5*†	Form of 2003 Plan Restricted Unit Award Agreement (Performance-Vesting Restricted Units).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1¡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance

101.SCH‡	XBRL Taxonomy Extension Schema

101.CAL‡	XBRL Taxonomy Extension Calculation

101.DEF‡	XBRL Taxonomy Extension Definition

101.LAB‡	XBRL Taxonomy Extension Labels

101.PRE‡	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.
¡	Furnished electronically herewith.
†	Management contract or compensatory plan or arrangement.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnnTaylor Stores Corporation

Date: November 19, 2010	By:	/S/ KAY KRILL
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2010	By:	/S/ MICHAEL J NICHOLSON
Michael J. Nicholson
Executive Vice President,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1*	Third Amended and Restated Credit Agreement, dated as of April 23, 2008, by and among AnnTaylor, Inc., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative and Collateral Agent and JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and RBS Citizens, N.A. as Syndication Agents. Portions of the schedules and exhibits to this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.2*	Third Amended and Restated Pledge and Security Agreement, dated as of April 23, 2008, by AnnTaylor, Inc., AnnTaylor Stores Corporation, Annco, Inc., AnnTaylor Distribution Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Portions of the schedules and exhibits to this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.3*	Trademark Security Agreement, dated as of April 23, 2008, made by Annco, Inc., in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Portions of the schedules and exhibits to this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.4*	Trademark Assignment Agreement, dated July 15, 2009, between AnnTaylor Sourcing Far East Limited, Annco, Inc. and Guangzhou Pan Yu San Yuet Fashion Manufactory Ltd.

10.5*†	Form of 2003 Plan Restricted Unit Award Agreement (Performance-Vesting Restricted Units).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1O	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance

101.SCH‡	XBRL Taxonomy Extension Schema

101.CAL‡	XBRL Taxonomy Extension Calculation

101.DEF‡	XBRL Taxonomy Extension Definition

101.LAB‡	XBRL Taxonomy Extension Labels

101.PRE‡	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.
¡	Furnished electronically herewith.
†	Management contract or compensatory plan or arrangement.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.