Form 10-K
period 2011-01-29
ANNTAYLOR STORES CORP
filed 2011-03-11
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of July 30, 2010 was $1,000,992,916.

The number of shares of the registrant’s common stock outstanding as of February 25, 2011 was 54,324,666.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders to be held on May 18, 2011 are incorporated by reference into Part III.

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

We believe “Ann Taylor” and “LOFT” are highly recognized national brands with distinct fashion points of view, though both are equally committed to providing clients with feminine, fashionable, high-quality merchandise that is relevant to all aspects of their lifestyles. Ann Taylor is an aspirational luxury brand that offers modern style while remaining true to its legacy as a destination for every generation of working women, with timeless wear-now and wear-to-work fashion of impeccable quality at compelling prices. LOFT is the go-to destination for accessible and affordable fashion with a relaxed casual appeal that is distinctly feminine.

Our Ann Taylor and LOFT brands offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a strategy to provide modern styles that are versatile across all occasions and needs. We offer updated past season best sellers from the Ann Taylor and LOFT merchandise collections at our Ann Taylor Factory and LOFT Outlet stores, respectively, and our clients can also shop online at www.anntaylor.com and www.LOFT.com (together, our “Online Stores”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444.

We were incorporated in the State of Delaware in 1988 and, as of January 29, 2011, operated 896 retail stores in 46 states, the District of Columbia and Puerto Rico, comprised of 266 Ann Taylor stores, 502 LOFT stores, 92 Ann Taylor Factory stores and 36 LOFT Outlet stores. See “Stores and Expansion” for further discussion.

We are dedicated to maintaining the right merchandise mix in our stores and plan the timing of our merchandise offerings to address clients’ needs, anticipating fabric and yarn preferences on a regional and seasonal basis. Our direct marketing efforts are planned to support this merchandising strategy. Our merchandise, marketing and distribution strategies are reinforced by an emphasis on client service, as our sales associates are trained to assist clients in merchandise selection and wardrobe coordination.

Merchandise Design and Production

Substantially all of our merchandise is developed by our in-house product design and development teams, who design merchandise exclusively for us. Our merchandising groups determine inventory needs for the upcoming season, edit the assortments developed by the design teams, plan monthly merchandise flows and arrange for the production of merchandise by independent manufacturers, primarily through our in-house sourcing group. A small percentage of our merchandise is purchased through branded vendors, which is selected to complement our in-house assortment.

Our production management and quality assurance departments establish the technical specifications for all merchandise and inspect our merchandise for quality, including periodic in-line inspections while goods are in production, to identify potential problems prior to shipment. Upon receipt, merchandise is inspected on a test basis for uniformity of size and color, as well as for conformity with specifications and overall quality of manufacturing.

In Fiscal 2010, we sourced merchandise from approximately 145 manufacturers and vendors in 19 countries, and no single supplier accounted for more than 10% of merchandise purchased on either a unit or cost basis. Approximately 42% of our merchandise unit purchases originated in China (representing approximately 50% of total merchandise cost), 16% in the Philippines (15% of total merchandise cost), 13% in Indonesia (12% of total merchandise cost), 12% in India (11% of total merchandise cost), and 9% in Vietnam (5% of total merchandise cost). Any event causing a sudden disruption of manufacturing or imports from any of these countries, including the imposition of additional import restrictions, could have a material adverse effect on our operations. We generally do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise with any single supplier, but we have taken steps to mitigate sourcing pressures from rising raw material costs by making advance commitments on key core fabrics, leveraging our strong vendor relationships and using country sourcing flexibility. Our foreign purchases are negotiated and paid for in U.S. dollars.

We have a social compliance program that requires our suppliers, factories and subcontractors to comply with our Global Supplier Principles and Guidelines as well as the local laws and regulations in the country of manufacture. We conduct unannounced third-party audits to confirm manufacturer compliance with our compliance standards. We are also a certified and validated member of the United States Customs and Border Protection’s Customs-Trade Partnership Against Terrorism (“C-TPAT”) program and expect all of our suppliers shipping to the United States to adhere to our C-TPAT requirements. These include standards relating to facility security, procedural security, personnel security, cargo security and the overall protection of the supply chain. Audits are conducted to confirm supplier compliance with our compliance standards.

We believe we have solid relationships with our suppliers and that, subject to the discussion in “Statement Regarding Forward-Looking Disclosures”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, we will continue to have adequate sources to produce a sufficient supply of quality merchandise in a timely manner and on satisfactory economic terms.

Inventory Control and Merchandise Allocation

Our planning departments analyze relevant historical product demand data (i.e., sales, margins, sales and inventory history of store clusters, etc.) by brand, size and store location, including our Online Stores, to assist in determining the quantity of merchandise to be purchased for, and the allocation of merchandise to, our channels. Merchandise is allocated to achieve an emphasis that is suited to each store’s client base, including our Online Stores. Merchandise is typically sold at its original marked price for several weeks, with the length of time varying by individual style or color choice and dependent on client acceptance. We review inventory levels on an ongoing basis to identify slow-moving merchandise styles and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear this merchandise. Markdowns may also be used if inventory exceeds client demand for reasons of design, seasonal adaptation or changes in client preference, or if it is determined that the inventory will not sell at its currently marked price. Most inventory is cleared in-store, including through our Online Stores.

Our core merchandising system is the central repository for inventory data and related business activities that affect inventory levels such as purchasing, receiving, allocation and distribution. Our primary distribution center is located in Louisville, Kentucky. See “Properties” for further discussion of our Louisville distribution center. The vast majority of our merchandise is processed through our Louisville facility, which is owned and operated by us. Additionally, we contract with a third-party fulfillment vendor and utilize their Bolingbrook, IL facility to fulfill orders for our Online Stores. We also utilize a third-party distribution center bypass facility in Santa Fe Springs, CA. Only select product is processed through this bypass facility, which primarily serves as a disaster recovery facility.

Stores and Expansion

Our business strategy includes a real estate expansion program designed to reach new clients through the opening of new stores. We open new stores in markets that we believe have a sufficient concentration of our target clients. We also add stores, or optimize the size of existing stores, in markets where we already have a presence, as demographic conditions warrant and sites become available. In addition, we reinvest in our current store base to elevate and modernize the in-store experience we provide to our clients.

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

At Ann Taylor, our focus in 2010 was on optimizing store productivity and enhancing the in-store environment of our existing store fleet, while preparing for future store growth through the testing of prototype stores that are approximately 30-40% smaller in size than the fleet average. We converted four existing Ann Taylor stores to this new format during the second half of Fiscal 2010 in various markets. At LOFT, we moved forward with the planned expansion of the brand by opening 10 new LOFT stores and 14 new LOFT Outlet stores. During Fiscal 2011, we expect to further accelerate our planned store growth in the factory outlet channel during the first half of Fiscal 2011 through the opening of 44 stores in premium factory outlet centers across the United States.

In January 2008, we initiated a multi-year, strategic restructuring program (the “Restructuring Program”), a component of which provided for the closing of approximately 225 underperforming stores, of which 137 were closed during the three-year period ending January 29, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further discussion of our Restructuring Program. In addition, during the past two years, we significantly scaled back our new store growth and aggressively pursued renegotiating or extending existing leases at more favorable occupancy rates. During Fiscal 2011, we plan to open approximately 78 stores, which represents a return to more aggressive store growth than we undertook during the economic downturn experienced over the past two years.

As of January 29, 2011, we operated 896 retail stores throughout the United States, the District of Columbia and Puerto Rico, comprised of 266 Ann Taylor stores, 502 LOFT stores, 92 Ann Taylor Factory stores and 36 LOFT Outlet stores.

An average Ann Taylor store is approximately 5,500 square feet in size. We operate two larger Ann Taylor flagship stores, one located in New York City and one located in Chicago. We converted four existing Ann Taylor stores into a new prototype format during the second half of Fiscal 2010 in various markets. Based on the early success of this format, we plan to open approximately 20 new Ann Taylor stores using this new, smaller format during Fiscal 2011. These stores are expected to average 4,000 square feet.

LOFT stores average approximately 5,800 square feet. We also operate one LOFT flagship store on the ground floor of 7 Times Square, our corporate headquarters, in New York City. In Fiscal 2010, we opened 10 LOFT stores that averaged approximately 5,500 square feet and converted six Ann Taylor stores to LOFT stores that averaged 5,000 square feet. In Fiscal 2011, we plan to open approximately 14 LOFT stores, which are expected to average 5,200 square feet.

Ann Taylor Factory stores average approximately 7,300 square feet. As planned, we did not open any Ann Taylor Factory stores in Fiscal 2010. In Fiscal 2011, we plan to open approximately six Ann Taylor Factory stores, which are expected to average 5,600 square feet.

LOFT Outlet stores average approximately 6,500 square feet. In Fiscal 2010, we continued to grow our fleet of LOFT Outlet stores by opening 14 new stores that averaged approximately 6,000 square feet and converting four existing LOFT stores to LOFT Outlet stores. In Fiscal 2011, we plan to open approximately 38 LOFT Outlet stores in leading factory outlet centers across the United States. These stores are expected to average 7,600 square feet.

Our stores typically have approximately 25% of their total square footage allocated to stockroom and other non-selling space.

We believe that our stores are located in some of the most productive retail centers in the United States and that our existing store base is a significant strategic asset of our business. During the past five years, we have invested approximately $370 million in our store base and approximately 56% of our stores are either new, expanded or have been remodeled or refurbished in the last five years.

The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor stores (“ATS”), LOFT stores (“LOFT”), Ann Taylor Factory stores (“ATF”) and LOFT Outlet stores (“LOS”) over the past five years:

Fiscal Year	Total Stores Open at Beginning of Fiscal Year	No. Stores Opened During Fiscal Year				No. Stores Closed During Fiscal Year			No. Stores Converted During Fiscal Year			No. Stores Open at End of Fiscal Year					No. Stores Expanded During Fiscal Year
		ATS	LOFT	ATF	LOS	ATS	LOFT	ATF	ATS	LOFT	LOS	ATS	LOFT	ATF	LOS	Total
2006	824	11	52	7	—	20	4	1	—	—	—	348	464	57	—	869	16
2007	869	14	52	11	—	13	4	—	—	—	—	349	512	68	—	929	14
2008	929	4	25	23	14	33	27	—	—	—	—	320	510	91	14	935	5
2009	935	—	9	1	4	18	24	—	-11	11	—	291	506	92	18	907	1
2010	907	—	10	0	14	19	16	—	-6	2	4	266	502	92	36	896	1

In Fiscal 2010, our total square footage decreased by approximately 64,000 square feet, or approximately 1%, from Fiscal 2009, but remained relatively constant at approximately 5.3 million square feet. During Fiscal 2011, we plan to open 78 stores, close approximately 30 stores, and optimize the size of existing stores primarily through the roll-out of the new, smaller Ann Taylor store format, resulting in a net increase in total square footage of approximately 230,000 square feet, or approximately 4%.

Capital expenditures related to our Fiscal 2010 new stores totaled approximately $25.4 million and expenditures for store remodeling and refurbishment totaled approximately $14.2 million. We expect that capital expenditures for our Fiscal 2011 store expansion program will be approximately $85 million and expenditures for store renovations and refurbishment will be approximately $20 million.

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

Information Systems

During Fiscal 2010, we continued our investment in information services and technology, enhancing the systems we use to support our online, merchandise sourcing, back office and in-store management functions. These enhancements are generally aimed at driving online sales and operational efficiencies while providing speed and flexibility in our supply chain.

Brand Building and Marketing

We believe that our Ann Taylor and LOFT brands are among our most important assets and that these brands and their relationship with our clients are key to our competitive advantage. We continuously evolve these brands to appeal to the changing needs of our target clients and to stay competitive in the market.

We control all aspects of brand development for our retail concepts, including product design, store merchandising and design, channels of distribution and marketing and advertising. We continue to invest in the development of these brands through, among other things, client research, advertising, in-store and direct marketing and our online sites and online marketing initiatives. We also make investments to enhance the overall client experience through the opening of new stores, the expansion and remodeling of existing stores and a focus on client service. In addition, we are strategically focusing on building a multi-channel brand strategy and are making investments to support this initiative.

We believe it is strategically important to communicate on a regular basis directly with our current client base and with potential clients, through national and regional advertising, as well as through direct mail marketing and in-store presentation. Marketing expenditures as a percentage of sales were 4.0% in Fiscal 2010, 3.3% in Fiscal 2009 and 2.8% in Fiscal 2008.

Trademarks, Domain Names and Service Marks

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

In 2009, we acquired the registered trademark in the People’s Republic of China (“PRC”) for the “Ann Taylor” mark (the “Mark”) in the apparel and footwear class pursuant to a Trademark Assignment Agreement, which assignment was subject to approval by the PRC Trademark Office. Until that approval was received, our existing trademark license agreement permitting our use of the Mark remained in effect. The assignment of the Mark was approved by the PRC Trademark Office in October 2010 and is subject to renewal with the PRC Trademark Office every ten years. The costs of renewal are immaterial, and we intend to renew the Mark indefinitely. In addition, during Fiscal 2010, we obtained ownership of the LOFT.com domain name. See “Statement Regarding Forward-Looking Disclosures” and “Risk Factors”.

Competition

The women’s retail apparel industry is highly competitive. We compete with certain departments in international, national and local department stores and with other specialty stores, catalog and internet businesses that offer similar categories of merchandise. We believe that our focused merchandise selection, versatile fashions and client service distinguish us from other apparel retailers. Our competitors range from smaller, growing companies to considerably larger players with substantially greater financial, marketing and other resources. There is no assurance that we will be able to compete successfully with them in the future. See “Risk Factors” and “Statement Regarding Forward-Looking Disclosures”.

Client Loyalty Programs

We have a credit card program that offers eligible clients the choice of a private label or a co-branded credit card. All new cardholders are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. Both cards can be used at any Ann Taylor or LOFT store location, including Ann Taylor Factory and LOFT Outlet, as well as at our Online Stores. The co-branded credit card can also be used at any other business where the card is accepted. Both cards are offered in an Ann Taylor and LOFT version, depending upon where a client enrolls in the program; however, the core benefits offered to clients are the same for each.

To encourage clients to apply for a credit card, we provide a discount to approved cardholders on all purchases made with a new card in any of our stores on the day of application acceptance. Rewards points are earned on purchases made with the credit card at any of our brands through any of our channels. Co-branded cardholders also earn points on purchases made at other businesses where our card is accepted. Cardholders who accumulate the requisite number of points are issued a Rewards Card redeemable toward a future purchase at Ann Taylor, LOFT, Ann Taylor Factory, LOFT Outlet or either of our Online Stores. In addition to earning points, all participants in the credit card program receive exclusive offers throughout the year. These offers include a Birthday Bonus and exclusive access to shopping events and periodic opportunities to earn bonus points.

Employees

As of January 29, 2011, we had approximately 19,400 employees, of which approximately 1,900 were full-time salaried employees, 1,800 were full-time hourly employees and 15,700 were part-time hourly employees working less than 30 hours per week. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Available Information

We make available free of charge on our website, http://investor.anntaylor.com, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are filed electronically with, or otherwise furnished to, the United States Securities and Exchange Commission. Copies of the charters of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and Business Conduct Guidelines, are also available on our website.

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

Our ability to anticipate and respond to changing client preferences and fashion trends in a timely manner

Our success largely depends on our ability to consistently gauge fashion trends and provide a balanced assortment of merchandise that satisfies client demands for each of our brands in a timely manner. Any missteps may affect inventory levels, since we enter into agreements to manufacture and purchase our merchandise well in advance of the applicable selling season. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends and economic conditions could lead to lower sales, missed opportunities, excess inventories and more frequent markdowns, which could have a material adverse impact on our business. Merchandise missteps could also negatively impact our image with our clients and result in diminished brand loyalty.

The effect of fluctuations in sourcing costs

The raw materials, in particular cotton, silk and wool, used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, labor conditions, transportation or freight costs, currency fluctuations, weather conditions, supply conditions, government regulations, economic climate and other unpredictable factors. We have taken steps to mitigate sourcing pressures from rising raw material costs by making advance commitments on key core fabrics, leveraging our strong vendor relationships and using country sourcing flexibility. Despite these measures, an increase in the demand for, or the price of, and/or a decrease in the availability of the raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales or our ability to meet our clients’ needs. Increases in labor costs, especially in China, as well as a shortage of labor in certain areas of China, may also impact our sourcing costs. We may not be able to pass all or a portion of such higher sourcing costs onto our clients, which could negatively impact our profitability.

Our ability to successfully manage store growth and optimize the productivity and profitability of our store portfolio

Our continued growth and success depends, in part, on our ability to successfully open and operate new stores, enhance and remodel existing stores on a timely and profitable basis, and optimize store performance by closing under-performing stores. Accomplishing our store expansion goals depends upon a number of factors, including locating suitable sites and negotiating favorable lease terms. We must also be able to effectively renew and renegotiate lease terms for existing stores. Managing the profitability of our stores and optimizing store productivity will also depend in large part on the continued success and client acceptance of our new Ann Taylor and LOFT store prototypes, as well as our ability to open, achieve and accelerate planned store growth for LOFT Outlet in Fiscal 2011. Hiring and training qualified associates, particularly at the store management level, and maintaining overall good relations with our associates, is also important to our store operations. There is no assurance that we will achieve our store expansion goals, manage our growth effectively or operate our stores profitably.

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

We rely on third parties for the implementation and/or management of certain aspects of our information technology infrastructure. Failure by any of these third parties to implement and/or manage our information technology infrastructure effectively could disrupt our operations, adversely affect our customers’ shopping experience and negatively impact our profitability.

In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.

Our reliance on key management and our ability to retain and attract qualified associates

Our success depends to a significant extent upon both the continued services of our current executive and senior management team, as well as our ability to attract, hire, motivate and retain qualified management talent in the future. Competition for key executives in the retail industry is intense, and our operations could be adversely affected if we cannot retain our key executives or if we fail to attract additional qualified individuals.

Our performance also depends in large part on the talents and contributions of engaged and skilled associates in all areas of our organization. If we are unable to identify, hire, develop, motivate and retain talented individuals, we may be unable to compete effectively and our business could be adversely impacted.

Our reliance on third-party manufacturers and key vendors

We do not own or operate any manufacturing facilities and depend on independent third parties to manufacture our merchandise. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines or increases in manufacturing costs. In addition, we source our merchandise from a select group of manufacturers and we continue to strengthen our relationship with these key vendors. While this strategy has benefits, it also has risks. If one or more of our key vendors were to cease working with us, the flow of merchandise to our stores could be impacted, which could have a material adverse effect on our sales and results of operations. In addition, world-wide economic conditions continue to negatively impact businesses around the world, and the impact of those conditions on our major suppliers cannot be predicted. Our suppliers may be unable to obtain adequate credit or access liquidity to finance their operations. A manufacturer’s failure to ship merchandise to us on a timely basis or to meet the required product safety and quality standards could cause supply shortages, failure to meet client expectations and damage to our brands.

Risks associated with Internet sales

We sell merchandise over the Internet through our Online Stores, www.anntaylor.com and www.LOFT.com. Our Internet operations are subject to numerous risks, including:

•	the successful implementation of new systems and internet platforms;

•	reliance on third-party computer hardware/software;

•	reliance on third-party order fulfillment providers;

•	rapid technological change;

•	diversion of sales from our stores;

•	liability for online content;

•	violations of state or federal laws, including those relating to online privacy;

•	credit card fraud;

•	the failure of the computer systems that operate our websites and their related support systems, including computer viruses; and

•	telecommunications failures and electronic break-ins and similar disruptions.

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

•	financial or political instability in any of the countries in which our merchandise is manufactured;

•	impact of natural disasters and public health concerns on our foreign sourcing offices and vendor manufacturing operations;

•	potential cancellation of orders or recalls of any merchandise that does not meet our quality standards; and

•	disruption of imports by labor disputes and local business practices.

Any sudden disruptions in the manufacture or import of our merchandise caused by adverse changes in these or any other factors could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition, results of operations and liquidity.

Our ability to maintain the value of our brands

Our success depends on the value of our Ann Taylor and LOFT brands. The Ann Taylor and LOFT names are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and growing our brands will depend largely on the success of our design, merchandising, and marketing efforts and our ability to provide a consistent, high quality client experience. Our business could be adversely affected if we fail to achieve these objectives for one or both of our brands and our public image and reputation could be tarnished by negative publicity. Any of these events could negatively impact sales and profitability.

Our ability to manage inventory levels and changes in merchandise mix

The long lead times required for a substantial portion of our merchandise make client demand difficult to predict and responding quickly to changes challenging. Though we have the ability to source certain product categories with shorter lead times, we enter into contracts for a substantial portion of our merchandise well in advance of the applicable selling season. Our financial condition could be materially adversely affected if we are unable to manage inventory levels and respond to short-term shifts in client demand patterns. Inventory levels in excess of client demand may result in excessive markdowns and, therefore, lower than planned gross margin. If we underestimate demand for our merchandise, on the other hand, we may experience inventory shortages resulting in missed sales and lost revenues. Either of these events could significantly affect our operating results and brand image. In addition, our margins may be impacted by changes in our merchandise mix and a shift toward merchandise with lower selling prices. These changes could have a material adverse effect on our results of operations.

The effect of competitive pressures from other retailers

The specialty retail industry is highly competitive. We compete with local, national and international department stores, specialty and discount stores, catalogs and internet businesses offering similar categories of merchandise. Many of our competitors are companies with substantially greater financial, marketing and other resources. Increased levels of promotional activity by our competitors, some of which may be able to adopt more aggressive pricing policies than we can, both online and in stores, may negatively impact our sales and profitability. There is no assurance that we can compete successfully with these companies in the future.

In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition in these areas may result in higher costs, which could reduce our sales and margins and adversely affect our results of operations.

The effect of general economic conditions and the recent financial crisis

Our financial performance is subject to world-wide economic conditions and the resulting impact on levels of consumer spending, which may remain depressed for the foreseeable future. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and unemployment, consumer debt, reductions in net worth based on recent severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, consumer confidence and other macroeconomic factors.

Although the recent global financial crisis eased somewhat in the United States during Fiscal 2010 from the unprecedented levels reached during Fiscal 2008 and Fiscal 2009, world-wide economic conditions remain challenging and consumer spending remains depressed as compared to pre-crisis levels. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. It is difficult to predict whether recent improvements in the economic, capital and credit markets will continue or whether such conditions will further deteriorate, as well as the impact this might have on our business.

The impact of a privacy breach and the resulting effect on our business and reputation

As part of our normal course of business, we collect, process and retain sensitive and confidential customer information. Despite the robust security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our third-party service providers, could severely damage our reputation and our relationships with our clients, expose us to risks of litigation and liability and adversely affect our business.

Our ability to execute brand extensions and new concepts

Part of our business strategy is to grow our existing brands and identify and develop new growth opportunities. Our success with new merchandise offerings or concepts requires significant capital expenditures and management oversight. Any such plan is subject to risks such as client acceptance, competition and product differentiation. In addition, we face challenges to economies of scale in merchandise sourcing and competition for qualified associates, including management and designers. There is no assurance that these merchandise offerings or concepts will be successful or that our overall profitability will increase as a result. Our failure to successfully execute our growth strategies may adversely impact our financial condition and results of operations.

Uncertain global economic conditions could have a material adverse effect on our liquidity and capital resources

The distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by further volatility in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash and cash equivalents, cash provided by operations and available borrowing capacity under our $250 million Third Amended and Restated Credit Agreement (the “Credit Facility”) will be adequate to satisfy our capital needs for the foreseeable future, any renewed tightening of the credit markets could make it more difficult for us to access funds, enter into agreements for new indebtedness or obtain funding through the issuance of our securities. Our Credit Facility also has financial covenants which, if not met, may further impede our ability to access funds under the Credit Facility.

In addition, we have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. We also have a small amount of cash and cash equivalents invested in money market funds that are backed by U.S. Treasury Securities as of January 29, 2011. With the continued uncertainty surrounding financial institutions, we cannot be assured that we will not experience losses on any money market holdings.

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

Our ability to secure and protect trademarks and other intellectual property rights

We believe that our “AnnTaylor”, “LOFT” and “AnnTaylor Loft” trademarks are important to our success. Even though we register and protect our trademarks and other intellectual property rights, there is no assurance that our actions will protect us from the prior registration by others or prevent others from infringing our trademarks and proprietary rights or seeking to block sales of our products as infringements of their trademarks and proprietary rights. Further, the laws of foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Because we have not registered all of our trademarks in all categories, or in all foreign countries in which we currently manufacture merchandise or may manufacture or sell merchandise in the future, our ability to pursue international expansion and our sourcing of merchandise from international suppliers could be impacted.

Failure to comply with legal and regulatory requirements

Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the U.S. Securities and Exchange Commission and the New York Stock Exchange, as well as applicable employment laws. Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, or environmental issues, among other things, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with such laws and regulations could result in damage to our reputation and negatively impact our financial condition and the market price of our stock.

Our dependence on our Louisville distribution center and third-party transportation companies

Although we have contracted with a third-party distribution service to help manage the flow of inventory to our stores, we handle the majority of merchandise distribution to our stores primarily from our distribution center in Louisville, Kentucky. Independent third-party transportation companies deliver merchandise to our stores and our clients. Any significant interruption in the operation of our Louisville distribution center or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes by employees of the transportation companies, or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which could result in lower sales, a loss of loyalty to our brands and excess inventory. Furthermore, we are susceptible to increases in fuel and other transportation costs that we may not be able to pass onto our clients, which could adversely affect our results of operations.

The impact on our stock price of fluctuations in our level of sales and earnings growth

A variety of factors have historically affected, and will continue to affect, our comparable sales results and profit margins. These factors include fashion trends and client preferences, changes in our merchandise mix, competition, economic conditions, weather, effective inventory management and new store openings. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on the market price of our common stock.

Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including global economic conditions, broad market fluctuations, our operating performance and public perception of the prospects for the women’s apparel industry. Failure to meet market expectations, particularly with respect to comparable sales, net revenue, operating margins and earnings per share, would likely result in a decline in the market value of our stock.

Effects of war, terrorism, public health concerns or other catastrophes

Threat of terrorist attacks or actual terrorist events in the United States and world-wide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic in regional shopping centers. Natural disasters and public health concerns, including severe infectious diseases, could also impact our ability to open and run our stores in affected areas and negatively impact our foreign sourcing offices and the manufacturing operations of our vendors. Lower client traffic due to security concerns, war or the threat of war, natural disasters and public health concerns could result in decreased sales that could have a material adverse impact on our business, financial condition and results of operations.

Our ability to sustain the benefits of our restructuring program

Our multi-year, strategic restructuring program, which was initiated in January 2008, was designed to enhance our profitability and improve our overall operating effectiveness. While we have realized significant benefits from our restructuring program to date, our ability to sustain these benefits over time may depend on various factors, in particular our ability to maintain discipline in our approach to new store openings, variations in which could impose unexpected costs and/or delays. Further, to the extent we are unable to improve our financial performance, further restructuring measures may be required in the future. In addition, as part of our store fleet optimization plan, we have, and may continue to, sublease certain closing store locations to third parties. If our sub-lessees default in their rental payment obligations under the sublease agreements, we may be adversely impacted.

Our ability to realize deferred tax assets

If our business does not perform well, we may be required to establish a valuation allowance against our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition. Deferred tax assets represent the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination consist of the performance of the business, including the ability to generate taxable income from operations, and tax planning strategies. If, based on available information, it is more likely than not that a deferred tax asset will not be realized, then a valuation allowance would be required with a corresponding charge to income tax expense, thereby reducing net income.

The effect of external economic factors on our Pension Plan

Our future funding obligations with respect to our defined benefit Pension Plan, which was frozen in 2007, will depend upon the future performance of assets set aside for this Pension Plan, interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. Our Pension Plan holds mutual funds which invest in equity securities. If the market values of these securities decline, our pension expense would increase and, as a result, could adversely affect our business. Decreases in interest rates or asset returns could also increase our obligations under the Pension Plan. Although no additional benefits have been earned under the Pension Plan since it was frozen, depending on the Pension Plan’s funded status, there may be ongoing contribution obligations and those obligations could be material.

Our dependence on shopping malls and other retail centers to attract customers to our stores

Many of our stores are located in shopping malls and other retail centers. Sales at these stores benefit from the ability of “anchor” retail tenants, generally large department stores, and other attractions to generate sufficient levels of consumer traffic in the vicinity of our stores. Any declines in the volume of consumer traffic at shopping centers, whether because of the slowdown in the economy, a falloff in the popularity of shopping centers or otherwise, may result in reduced sales at our stores and leave us with excess inventory. We may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could materially adversely impact our margins and operating results.

The impact of potential consolidation of commercial and retail landlords

Continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation continue, a large proportion of our store base could be concentrated with one or a few entities that could then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. If we are unable to negotiate favorable rental terms with these entities, this could affect our ability to profitably operate our stores, which could adversely impact our business, financial condition and results of operations.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

As of January 29, 2011, we operated 896 retail stores in 46 states, the District of Columbia and Puerto Rico, all of which were leased. Store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods. Some of the leases grant us the right to extend the term for one or two additional five-year periods. Some leases also contain early termination options, which can be exercised by us under specific conditions. Most of the store leases require us to pay a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the leases also require us to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2011 - 2013	370
2014 - 2016	306
2017 - 2019	187
2020 and later	33

We lease our corporate offices at 7 Times Square in New York City (approximately 297,000 square feet) under a lease expiring in 2020. In addition, in Milford, Connecticut, we maintain 42,000 square feet of office space under a lease which expires in 2019.

The Company’s wholly owned subsidiary, AnnTaylor Distribution Services, Inc., owns our 256,000 square foot distribution center located in Louisville, Kentucky. The distribution center is located on approximately 27 acres, which could accommodate possible future expansion of the facility. Nearly all our merchandise is distributed to stores, including our Online Stores, through this facility.

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

Our common stock is listed and traded on the New York Stock Exchange under the symbol “ANN”. The number of holders of record of common stock at February 25, 2011 was 603. The following table sets forth the high and low sale prices per share of our common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2010
Fourth quarter	$28.24	$20.97
Third quarter	23.81	14.59
Second quarter	25.24	15.14
First quarter	24.75	12.57

Fiscal Year 2009
Fourth quarter	$16.26	$11.59
Third quarter	17.50	11.41
Second quarter	12.26	6.33
First quarter	7.58	2.41

STOCK PERFORMANCE GRAPH

The following graph compares the percentage changes in the cumulative total stockholder return on the Company’s Common Stock for the five-year period ended January 29, 2011, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Retailers, Apparel Index for the same period. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at January 27, 2006 and assume that all dividends, if any, were reinvested. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

We have never paid cash dividends on our common stock. Any determination to pay cash dividends is at the discretion of our Board of Directors, which considers it on a periodic basis. In addition, as a holding company, our ability to pay dividends is dependent upon the receipt of dividends or other payments from our subsidiaries, including our wholly owned subsidiary AnnTaylor, Inc. The payment of dividends by AnnTaylor, Inc. to us is subject to certain restrictions under its Credit Facility. We are also subject to certain restrictions contained in the Credit Facility on the payment of cash dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

The following table sets forth information concerning purchases of our common stock for the periods indicated, which upon repurchase, are classified as treasury shares available for general corporate purposes:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
October 31, 2010 to November 27, 2010	6,561	$23.48	—	$239,299
November 28, 2010 to January 1, 2011	2,188,414	26.93	2,187,500	180,387
January 2, 2011 to January 29, 2011	814,631	26.18	813,504	159,083

	3,009,606		3,001,004

(1)	Includes a total of 8,602 shares of restricted stock purchased in connection with employee tax withholding obligations under employee equity compensation plans, which are not purchases under the Company’s publicly announced program.
(2)	On August 19, 2010, our Board of Directors approved a $100 million expansion of our existing securities repurchase program (the “Repurchase Program”) to a total of $400 million, increasing the remaining amount then available for share repurchases under the Repurchase Program to approximately $259.1 million. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. We repurchased 3,001,004 shares under the Repurchase Program during the fourth quarter of Fiscal 2010. On March 8, 2011, our Board of Directors approved an additional $200 million expansion of the Repurchase Program, bringing the total authorized under the Repurchase Program to $600 million. As of the date of this filing, approximately $259.1 million remained available under the Repurchase Program.

The information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is provided in Item 12.

ITEM 6.	Selected Financial Data.

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

	Fiscal Year Ended
	January 29, 2011		January 30, 2010		January 31, 2009		February 2, 2008		February 3, 2007
	(in thousands, except per share, per square foot and number of stores data)
Consolidated Statements of Operations Information:
Net sales	$1,980,195		$1,828,523		$2,194,559		$2,396,510		$2,342,907
Cost of sales	876,201		834,188		1,139,753		1,145,246		1,085,897

Gross margin	1,103,994		994,335		1,054,806		1,251,264		1,257,010
Selling, general and administrative expenses	978,580		966,603		1,050,560		1,061,869		1,031,341
Restructuring charges	5,624		36,368		59,714		32,255		—
Asset impairment charges	—		15,318		29,590		1,754		1,832
Goodwill impairment charge	—		—		286,579		—		—

Operating income/(loss)	119,790		(23,954)		(371,637)		155,386		223,837
Interest income	964		935		1,677		7,826		17,174
Interest expense	1,632		3,091		1,462		2,172		2,230

Income/(loss) before income taxes	119,122		(26,110)		(371,422)		161,040		238,781
Income tax provision/(benefit)	45,725		(7,902)		(37,516)		63,805		95,799

Net income/(loss)	$73,397		$(18,208)		$(333,906)		$97,235		$142,982

Basic earnings/(loss) per share (1)	$1.26		$(0.32)		$(5.82)		$1.52		$1.98

Diluted earnings/(loss) per share (1)	$1.24		$(0.32)		$(5.82)		$1.51		$1.96

Weighted average shares outstanding	57,203		56,782		57,366		62,753		70,993
Weighted average shares outstanding, assuming dilution	58,110		56,782		57,366		63,212		71,721

Consolidated Operating Information:
Percentage increase/(decrease) in comparable sales (2)	10.7%		(17.4)%		(13.4)%		(2.2)%		4.5%
Net sales per square foot (3)	$337		$311		$372		$435		$458
Number of stores:
Open at beginning of period	907		935		929		869		824
Opened during the period	24		14		66		77		70
Closed during the period	35		42		60		17		25

Open at the end of the period	896		907		935		929		869

Expanded during the period	1		1		5		14		16
Total store square footage at end of period	5,284		5,348		5,492		5,410		5,079
Capital expenditures (4)	$64,367		$35,736		$100,195		$145,852		$165,129
Depreciation and amortization	$95,523		$104,351		$122,222		$116,804		$105,890
Working capital turnover (5)	8.0	x	10.5	x	14.0	x	8.2	x	5.8	x
Inventory turnover (6)	4.8	x	4.9	x	5.4	x	4.7	x	5.0	x

Consolidated Balance Sheet Information:
Working capital	$268,005		$229,521		$118,013		$195,015		$391,187
Goodwill	—		—		—		286,579		286,579
Total assets	926,820		902,141		960,439		1,393,755		1,568,503
Total debt	5,180		2,642		7,039		—		—
Total stockholders’ equity	423,445		417,186		416,512		839,484		1,049,911

(Footnotes on following page)

(Footnotes for preceding page)

(1)	We adopted amendments to Accounting Standards Codification (“ASC”) 260-10 on February 1, 2009, which impacted the determination and reporting of earnings per share by requiring the inclusion of restricted stock and performance restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Including these shares in our earnings per share calculation during periods of net income has the effect of diluting both basic and diluted earnings per share. As a result of adopting the amendments to ASC 260-10, prior period basic and diluted shares outstanding, as well as the related per share amounts presented in the preceding table, were adjusted retroactively.

The retroactive application of the two-class method resulted in a change to previously reported basic earnings per share for Fiscal 2007 and Fiscal 2006 from $1.55 to $1.52 and from $2.01 to $1.98, respectively. There was no change to previously reported basic earnings per share for Fiscal 2008 due to the net loss for the period.

The retroactive application of the two-class method resulted in a change to previously reported diluted earnings per share for Fiscal 2007 and Fiscal 2006 from $1.53 to $1.51 and from $1.98 to $1.96, respectively. There was no change to previously reported diluted earnings per share for Fiscal 2008 due to the net loss for the period.

(2)	Comparable sales provides a measure of existing store sales performance. A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change greater than 15% is treated as a new store for the first year following its reopening. In addition, in a year with 53 weeks, sales in the last week of that year are excluded from comparable sales. During Fiscal 2010, we began including sales from our Online Stores in comparable sales. All prior year comparable sales figures were adjusted retroactively.
(3)	Net sales per average gross square foot is determined by dividing net sales for the period by the average monthly gross square footage for the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space. Sales from our Online Stores are excluded from the net sales per average gross square foot calculations.

During Fiscal 2010, we revised the calculation of net sales per average gross square foot from one that calculated the average of the gross square feet at the beginning and end of each period to one using the average monthly gross square footage for the period. All prior period amounts have been adjusted to conform to the current period presentation.

(4)	Capital expenditures are accounted for on the accrual basis and include net non-cash transactions totaling $3.2 million, $(2.8) million, $(10.1) million, $5.9 million, and $(0.8) million in Fiscal 2010, 2009, 2008, 2007 and 2006, respectively. The non-cash transactions are primarily related to the purchase of property and equipment on account.
(5)	Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.
(6)	Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Management Overview

Our key priorities in Fiscal 2010 included delivering top-line growth at both our Ann Taylor and LOFT brands and maximizing gross margin performance. To drive this growth, we continued to focus on delivering compelling and relevant product assortments at both brands. In addition, we also developed and tested new store formats at both brands, designed to reflect our evolved product aesthetic, maximize store sales productivity and provide our clients with a more engaging in-store experience. These efforts paid off, and despite continued economic pressures, our results for Fiscal 2010 reflected substantial improvement in operating profit. This was due to the combined impact of profitable sales growth, particularly at Ann Taylor stores and in our e-commerce and factory outlet channels at both brands, as well as the benefit of increased SG&A cost leverage and continued expense management across the Company. Our focus on improving top-line productivity resulted in net sales growth of 8.3% to $1.98 billion, which contributed to a record gross margin rate of 55.8% for the fiscal year. Net income also increased significantly, to $73.4 million for Fiscal 2010.

At the Ann Taylor brand, we experienced building sales momentum throughout the year. Our merchandise assortments in 2010 leveraged the success and learnings from our 2009 evolution of the brand and, as a result, were chic, relevant and compelling. This, combined with a highly-effective marketing strategy, resulted in strong full-price sell-through and consistent double-digit comparable sales growth each quarter during Fiscal 2010, which contributed to strong gross margin performance throughout the year. Comparable sales for the brand increased 18.7% in Fiscal 2010, with a 19.3% increase at Ann Taylor stores, a 54.3% increase at anntaylor.com and a 9.3% increase at Ann Taylor Factory stores.

At LOFT, we continued to focus on delivering our client feminine, casual fashion at great value. Our merchandise assortments were well-received at LOFT.com and LOFT Outlet, which contributed to significant sales growth in these channels. At our LOFT stores channel, we experienced some pressure beginning in the second quarter, due to a merchandise mix that lacked balance between fashion and key items. In addition, consumers in the middle-income bracket continued to struggle under macroeconomic pressures and remained highly selective and more incentive-driven in their purchases, which further impacted our business. As a result of these factors, we were more promotional at LOFT stores, particularly in the latter half of Fiscal 2010, which impacted gross margin performance. Comparable sales for the brand were up 5.0% in Fiscal 2010, with a 0.5% increase at LOFT stores, a 65.3% increase at LOFTonline.com and a 21.2% increase at LOFT Outlet.

Throughout the year, we remained committed to maintaining a healthy balance sheet and cash position and, as a result, closed the year with $227 million in cash and no bank debt. In addition, during the second half of Fiscal 2010, we repurchased 4.2 million shares of our stock, at a cost of $100 million, to further return value to our shareholders. We also continued to closely manage our inventory levels throughout the year, with an intent to keep inventories approximately in-line with our comparable sales expectations. We were successful in this regard, and ended the year with total inventory per square foot up 14%, excluding e-commerce, in line with our comparable sales performance and also reflecting incremental inventory build to support our plans to open 44 factory outlet stores in the first half of Fiscal 2011. Fiscal 2010 also marked the last year of our multi-year strategic restructuring program, and our results reflect the benefit of approximately $125 million in ongoing, annualized cost savings, of which approximately $20 million were first realized in Fiscal 2010.

Our Fiscal 2010 real estate growth strategy remained focused on supporting our brand objectives, while we continued to enhance the overall productivity of our fleet through the execution of selective store closures associated with our restructuring program. At the Ann Taylor brand, our 2010 goals focused on optimizing store productivity and enhancing the in-store environment of our existing fleet. To this end, the brand opened four prototype stores during Fiscal 2010, which were approximately 30-40% smaller than the fleet average and had an updated aesthetic. At LOFT, we moved forward with the 2010 expansion of the LOFT brand store fleet, opening 10 new LOFT stores, 14 new LOFT Outlet stores, and converting 4 LOFT stores to LOFT Outlet stores.

Overall, our businesses experienced substantial improvement in both sales and profitability during Fiscal 2010 as compared to last year. Looking ahead, we expect our performance in Fiscal 2011 will benefit from continued momentum at the Ann Taylor brand and improved top-line and bottom-line results at the LOFT brand, mainly due to improvements to the merchandise mix at LOFT stores.

Key Performance Indicators

In evaluating our performance, senior management reviews certain key performance indicators, including:

•

Comparable sales – Comparable sales provide a measure of existing store sales performance. A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of greater than 15% is treated as a new store for the first year following its reopening. During Fiscal 2010, we began including sales from our Online Stores in comparable sales. All prior year comparable sales figures were adjusted retroactively.

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

Results of Operations

The following table sets forth data from our Consolidated Statements of Operations expressed as a percentage of net sales. All fiscal years presented contain 52 weeks:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	44.2	45.6	51.9

Gross margin	55.8	54.4	48.1
Selling, general and administrative expenses	49.4	52.9	47.8
Restructuring	0.3	2.0	2.7
Asset impairment charges	0.0	0.8	1.4
Goodwill impairment charge	0.0	0.0	13.1

Operating income/(loss)	6.1	(1.3)	(16.9)
Interest income	0.0	0.1	0.1
Interest expense	0.1	0.2	0.1

Income/(loss) before income taxes	6.0	(1.4)	(16.9)
Income tax provision/(benefit)	2.3	(0.4)	(1.7)

Net income/(loss)	3.7%	(1.0)%	(15.2)%

The following table sets forth selected data from our Consolidated Statements of Operations expressed as a percentage change from the prior period. All fiscal years presented contain 52 weeks:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	increase (decrease)
Net sales	8.3%	(16.7)%	(8.4)%
Operating income/(loss)	600.1%	(93.6)%	(339.2)%
Net income/(loss)	503.1%	(94.5)%	(443.4)%

Sales and Store Data

During the first quarter of Fiscal 2010, we revised the presentation of certain sales and store data from an approach which focused mainly on our Ann Taylor and LOFT stores to a brand approach, which incorporates the various channels of distribution within each brand. All figures presented for the fiscal years ended January 30, 2010 and January 31, 2009 have been adjusted to conform to the current year presentation.

The following table sets forth certain sales and store data for Fiscal 2010, Fiscal 2009 and Fiscal 2008. All fiscal years presented contain 52 weeks:

	Fiscal Year Ended
	January 29, 2011		January 30, 2010		January 31, 2009
	Sales	Comp % (1)	Sales	Comp % (1)	Sales	Comp % (1)
	($ in thousands)
Sales and Comparable Sales
Ann Taylor brand
Ann Taylor Stores	$503,099	19.3%	$461,966	(30.0)%	$694,813	(19.9)%
Ann Taylor e-commerce	92,571	54.3%	61,371	(15.2)%	70,162	7.9%

Subtotal	595,670	23.5%	523,337	(28.6)%	764,975	(17.9)%
Ann Taylor Factory	268,016	9.3%	247,967	(9.9)%	254,919	(13.3)%

Total Ann Taylor brand	863,686	18.7%	771,304	(23.8)%	1,019,894	(17.0)%

LOFT brand
LOFT Stores	943,331	0.5%	947,761	(12.7)%	1,098,186	(11.4)%
LOFT e-commerce	96,915	65.3%	60,203	(5.7)%	61,774	18.1%

Subtotal	1,040,246	4.2%	1,007,964	(12.3)%	1,159,960	(10.2)%
LOFT Outlet	76,263	21.2%	49,255	19.3%	14,705	N/A %

Total LOFT brand	1,116,509	5.0%	1,057,219	(11.9)%	1,174,665	(10.2)%

Total Company	$1,980,195	10.7%	$1,828,523	(17.4)%	$2,194,559	(13.4)%

Sales and Store Data (Continued)

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Sales Related Metrics
Average Dollars Per Transaction
Ann Taylor brand	$80.22	$73.77	$78.50
LOFT brand	60.17	60.02	62.65

Average Units Per Transaction
Ann Taylor brand	2.29	2.23	2.33
LOFT brand	2.40	2.44	2.43

Average Unit Retail Sold
Ann Taylor brand	$35.03	$33.08	$33.69
LOFT brand	25.07	24.60	25.78

Net Sales Per Average Gross Square Foot (2)
Ann Taylor Stores	$331	$273	$378
Ann Taylor Factory	401	372	416
LOFT Stores	318	315	360
LOFT Outlet	464	421	323

(1)	A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of greater than 15% is treated as a new store for the first year following its reopening. During Fiscal 2010, we began including sales from our Online Stores in comparable sales. All prior year comparable sales figures were adjusted retroactively.
(2)	Net sales per average gross square foot is determined by dividing net sales for the period by the average monthly gross square footage for the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space. Sales from our Online Stores are excluded from the net sales per average gross square foot calculations. During Fiscal 2010, we revised the calculation of net sales per average gross square foot from one that calculated the average of the gross square feet at the beginning and end of each period to one using the average monthly gross square footage for the period. All prior period amounts have been adjusted to conform to the current period presentation.

Sales and Store Data (Continued)

	Fiscal Year Ended
	January 29, 2011		January 30, 2010		January 31, 2009
	Stores	Square Feet	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Ann Taylor brand
Ann Taylor Stores	266	1,453	291	1,581	320	1,724
Ann Taylor Factory	92	668	92	668	91	662

Total Ann Taylor brand	358	2,121	383	2,249	411	2,386

LOFT brand
LOFT Stores	502	2,930	506	2,976	510	3,010
LOFT Outlet	36	233	18	123	14	96

Total LOFT brand	538	3,163	524	3,099	524	3,106

Total Company	896	5,284	907	5,348	935	5,492

Number of:
Stores open at beginning of period	907	5,348	935	5,492	929	5,410
New stores	24	138	14	83	66	412
Expanded/(downsized) stores (1)	—	(14)	—	—	—	(2)
Closed stores	(35)	(188)	(42)	(227)	(60)	(328)

Stores open at end of period	896	5,284	907	5,348	935	5,492

Converted stores (2)	10	—	11	—	—	—

(1)	During Fiscal 2010, we downsized five Ann Taylor stores and two LOFT stores and expanded one Ann Taylor store. During Fiscal 2009, we downsized one Ann Taylor store. During Fiscal 2008, we expanded five Ann Taylor stores and downsized one LOFT store.
(2)	During Fiscal 2010, we converted six Ann Taylor stores to LOFT stores and four LOFT stores to LOFT Outlet stores. During Fiscal 2009, we converted 11 Ann Taylor stores to LOFT stores. No stores were converted during Fiscal 2008.

Net sales increased approximately $151.7 million, or 8.3%, in Fiscal 2010 as compared to Fiscal 2009 with comparable sales increasing 10.7%. By brand, Ann Taylor’s net sales increased approximately $92.4 million, or 12.0%, in Fiscal 2010 as compared to Fiscal 2009, with comparable sales increasing 18.7%. The Ann Taylor brand experienced a significant increase in DPTs during Fiscal 2010 compared to Fiscal 2009, primarily due to the impact of higher AURs driven by less promotional activity across all channels, and across merchandise categories, particularly in suits, dresses, pants, and skirts. At the LOFT brand, net sales increased $59.3 million, or 5.6%, in Fiscal 2010 as compared to Fiscal 2009, with comparable sales increasing 5.0%. Overall, the LOFT brand experienced a slight increase in DPT’s during Fiscal 2010 compared to Fiscal 2009 due to slightly higher AURs. However, sales at the LOFT stores channel were down slightly due to a merchandise assortment that lacked an appropriate balance between fashion and key items.

Net sales decreased approximately $366.0 million, or 16.7%, in Fiscal 2009 as compared to Fiscal 2008. By brand, Ann Taylor’s net sales decreased approximately $248.6 million, or 24.4%, in Fiscal 2009 as compared to Fiscal 2008, with comparable sales decreasing 23.8%. At the LOFT brand, net sales decreased $117.4 million, or 10.0%, in Fiscal 2009 as compared to Fiscal 2008, with comparable sales decreasing 11.9%. The decrease in net sales was primarily due to lower traffic and fewer stores due to store closings as part of our strategic restructuring program, combined with lower DPTs across both brands as well as lower AURs at LOFT. These results reflect the continued effect of the recessionary environment and its impact on discretionary retail spending, particularly for women’s specialty retailers, as well as product misses at Ann Taylor during the spring season.

Our net sales do not show significant seasonal variation. As a result, we have not had significant overhead and other costs generally associated with large seasonal variations.

Cost of Sales and Gross Margin

Because retailers do not uniformly record supply chain costs as cost of sales or selling, general and administrative expenses, our gross margin and selling, general and administrative expenses as a percentage of net sales may not be comparable to certain other retailers. For additional information regarding costs classified in “Cost of sales” and “Selling, general and administrative expenses,” on our Consolidated Statements of Operations, refer to Note 1, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements.

The following table presents cost of sales and gross margin in dollars and the related gross margin percentages for Fiscal 2010, Fiscal 2009 and Fiscal 2008. All fiscal years presented contain 52 weeks:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(dollars in thousands)
Cost of sales	$876,201	$834,188	$1,139,753
Gross margin	$1,103,994	$994,335	$1,054,806
Percentage of net sales	55.8%	54.4%	48.1%

The increase in gross margin as a percentage of net sales in Fiscal 2010 as compared to Fiscal 2009 was primarily the result of higher full price sell-through and higher margin rates achieved on non-full price sales at the Ann Taylor brand due to an improved merchandise assortment and effective marketing strategy, partially offset by slightly lower margin rates at the LOFT brand, due to a higher level of promotional activity at the LOFT stores channel. Overall, our gross margin performance also benefited from our strategy to appropriately position and manage inventory levels at both brands.

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

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales for Fiscal 2010, Fiscal 2009 and Fiscal 2008:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(dollars in thousands)
Selling, general and administrative expenses	$978,580	$966,603	$1,050,560
Percentage of net sales	49.4%	52.9%	47.8%

Selling, general and administrative expenses in Fiscal 2010 increased approximately $12.0 million compared to Fiscal 2009, primarily reflecting higher marketing and performance-based compensation costs and an increase in variable costs related to higher sales, partially offset by payroll, benefits and tenancy related savings associated with our Restructuring Program and other cost savings initiatives. The decrease in selling, general and administrative expenses as a percentage of net sales for Fiscal 2010 as compared to Fiscal 2009 was primarily due to fixed cost leveraging as a result of higher net sales, Restructuring Program savings and a continued focus on controlling expenses.

The increase in selling, general and administrative expenses as a percentage of net sales in Fiscal 2009 compared to Fiscal 2008 was primarily due to the impact of fixed cost deleveraging resulting from lower net sales, as well as an increase in performance-based compensation expense, partially offset by tenancy cost savings associated with store closings as part of our strategic Restructuring Program.

Restructuring Charges

The following table presents restructuring charges in dollars and as a percentage of net sales for Fiscal 2010, Fiscal 2009 and Fiscal 2008:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(dollars in thousands)
Restructuring charges	$5,624	$36,368	$59,714
Percentage of net sales	0.3%	2.0%	2.7%

In January 2008, we initiated a multi-year, strategic Restructuring Program, which was designed to enhance profitability and improve overall operating effectiveness. In Fiscal 2010, Fiscal 2009 and Fiscal 2008, we recorded $5.6 million, $36.4 million and $59.7 million, respectively, in restructuring charges. As of January 29, 2011, all material restructuring charges have been incurred. Additional costs associated with store closings included in our Restructuring Program beyond Fiscal 2010 are expected to be immaterial. See “Liquidity and Capital Resources” for further discussion.

Asset Impairment Charges

The following table presents asset impairment charges in dollars and as a percentage of net sales for Fiscal 2010, Fiscal 2009 and Fiscal 2008:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(dollars in thousands)
Asset impairment charges	$—	$15,318	$29,590
Percentage of net sales	—%	0.8%	1.4%

In Fiscal 2009 and Fiscal 2008, we recorded $15.3 million and $29.6 million, respectively, in non-cash store asset impairment charges related to stores that we expect to continue operating, based on projected undiscounted future cash flows. These non-cash store asset impairment charges were calculated using certain assumptions, including estimates related to future sales growth and gross margin rates. No such charges were recorded in Fiscal 2010.

Goodwill Impairment Charge

During Fiscal 2008, we wrote off $286.6 million in recorded goodwill, all of which resided under our Ann Taylor reporting unit. See Note 1, “Summary of Significant Accounting Policies – Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements for further discussion.

Depreciation and Amortization

The following table presents depreciation and amortization expense in dollars and as a percentage of net sales for Fiscal 2010, Fiscal 2009 and Fiscal 2008:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(dollars in thousands)
Depreciation and amortization	$95,523	$104,351	$122,222
Percentage of net sales	4.8%	5.7%	5.6%

The decrease in depreciation and amortization expense in Fiscal 2010 as compared to Fiscal 2009 was due to lower average capital balances in Fiscal 2010 as compared to Fiscal 2009, driven by a reduction in the average store count over the two-year period and the impact of asset impairment charges and accelerated depreciation recognized in connection with our Restructuring Program.

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

Interest Income

The following table presents interest income in dollars and as a percentage of net sales for Fiscal 2010, Fiscal 2009 and Fiscal 2008:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(dollars in thousands)
Interest income	$964	$935	$1,677
Percentage of net sales	0.0%	0.1%	0.1%

Interest income increased in Fiscal 2010 as compared to Fiscal 2009 largely due to the impact of gains recorded in connection with our deferred compensation plan and higher average cash balances, partially offset by lower interest rates as compared to the comparable prior year period.

Interest income decreased in Fiscal 2009 as compared to Fiscal 2008 due to lower interest rates over the prior year, partially offset by higher average cash balances largely due to borrowings under our Credit Facility.

Interest Expense

The following table presents interest expense in dollars and as a percentage of net sales for Fiscal 2010, Fiscal 2009 and Fiscal 2008:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(dollars in thousands)
Interest expense	$1,632	$3,091	$1,462
Percentage of net sales	0.1%	0.2%	0.1%

Interest expense includes various charges, the largest of which are interest and fees related to our Credit Facility. The decrease in interest expense in Fiscal 2010 compared to Fiscal 2009 was primarily due to the fact that there were no borrowings outstanding under our Credit Facility at any time during Fiscal 2010. In March 2009, we accessed $125 million from our Credit Facility as a precaution against potential disruption in the credit markets. In July 2009, we repaid $50 million of these revolver borrowings, and, in October 2009, we repaid the remaining $75 million. The increase in interest expense in Fiscal 2009 compared to Fiscal 2008 was mainly driven by interest on borrowings under our Credit Facility from March 2009 to October 2009, as there were no borrowings under the Credit Facility during Fiscal 2008. See “Liquidity and Capital Resources” and Note 6, “Debt and Other Financing Arrangements” in the Notes to Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes

The following table presents our effective income tax rate for Fiscal 2010, 2009 and 2008:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Effective income tax rate	38.4%	30.3%	10.1%

Our effective income tax rate increased in Fiscal 2010 as compared to Fiscal 2009, primarily due to the impact of permanent items in a period of net income versus a period of net loss, a change in the mix of earnings in various state taxing jurisdictions and certain other discrete items, partially offset by the impact of certain state tax credits.

Our effective income tax rate increased in Fiscal 2009 as compared to Fiscal 2008, primarily due to the impact that goodwill impairment had on our Fiscal 2008 effective tax rate, since the majority of the goodwill impairment charge was not deductible for tax purposes. Excluding the effect this had on the Fiscal 2008 effective tax rate, our effective tax rate in Fiscal 2009 would have been comparatively higher than Fiscal 2008 due to a decrease in non-deductible executive compensation expense in Fiscal 2009 as compared to Fiscal 2008. See Note 10, “Income Taxes” in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. Our primary ongoing cash requirements relate to the purchase of inventory and property and equipment.

The following table sets forth certain measures of our liquidity:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(dollars in thousands)
Cash provided by operating activities	$164,311	$133,703	$172,818
Working capital	$268,005	$229,521	$118,013
Current ratio	1.95:1	1.83:1	1.39:1

Operating Activities

Cash provided by operating activities increased $30.6 million to $164.3 million in Fiscal 2010 due to net income adjusted for non-cash expenses and an increase in net income tax benefits related to stock-compensation. These increases were partially offset by a higher investment in working capital, particularly inventory to support the comparable sales increase and new store growth in the factory outlet channel, as well as an increase in prepaid income taxes related to changes in estimates in the current year.

Merchandise inventories increased approximately $24.5 million, or 14.5%, in Fiscal 2010 from Fiscal 2009. Merchandise inventory on a per-square-foot basis, excluding Online Store inventory, was approximately $34 and $30 at the end of Fiscal 2010 and Fiscal 2009, respectively. The increase in inventory per square foot was driven primarily by the increase in comparable sales and the planned expansion of the factory outlet channel in Fiscal 2011. Inventory turned 4.8 times in Fiscal 2010 compared to 4.9 times in Fiscal 2009.

Investing Activities

Cash used for investing activities was $57.2 million in Fiscal 2010, compared with $38.9 million in Fiscal 2009 and $102.1 million in Fiscal 2008. Cash used for investing activities in Fiscal 2010 was primarily driven by capital expenditures related to new store openings, store refurbishment projects and investments in technology. These cash expenditures were partially offset by receipt of $6.0 million from the sale of our remaining investment in auction rate securities in the second quarter of Fiscal 2010. During Fiscal 2010, we opened 24 new stores, as compared to 14 new stores in Fiscal 2009.

The following table sets forth our capital expenditures:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands)
New store construction	$25,433	$8,472	$52,169
Store renovation/refurbishment	14,172	4,920	10,766
Information systems	22,953	21,253	31,449
Corporate offices/distribution center	779	898	5,423
Other	1,030	193	388

Total	$64,367	$35,736	$100,195

We expect our total capital expenditure requirements in Fiscal 2011 will be approximately $130 million. Of this amount, approximately $60 million will be spent on new store construction, driven by the planned opening of 78 stores, and approximately $25 million will be spent on 35 planned downsizes and remodels, largely associated with the roll-out of the new, smaller Ann Taylor store format. These investments will result in an increase in store square footage of approximately 410,000 square feet, or 7.7%. In addition, approximately $20 million is planned for store renovation and refurbishment programs, primarily for LOFT stores, and approximately $25 million will be spent to support continued investments in information systems and technology. The actual amount of our capital expenditures will depend in part on the number of stores opened, expanded and refurbished. To finance our capital requirements, we expect to use internally generated funds. See “Business-Stores and Expansion”.

On November 14, 2008, we entered into a settlement agreement with UBS AG (“UBS”), one of our investment providers, related to a $6.0 million investment in auction rate securities purchased from UBS. Under the terms of the settlement agreement, we received auction rate security rights that enabled us to sell our auction rate securities back to UBS at par value at any time during the two year period beginning June 30, 2010. On June 30, 2010, we exercised our auction rate security rights and sold the $6.0 million investment in auction rate securities back to UBS at par value. As of January 29, 2011, we had no funds invested in auction rate securities.

Financing Activities

Cash used for financing activities was $84.9 million in Fiscal 2010, compared with $2.6 million in Fiscal 2009 and $92.4 million in Fiscal 2008. Cash used for financing activities in Fiscal 2010 was primarily driven by the repurchase of $105.7 million of our common stock, partially offset by excess tax benefits related to stock-based compensation and cash inflows related to stock option exercises in Fiscal 2010.

On April 23, 2008, our wholly-owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into the Credit Facility with Bank of America N.A. and a syndicate of lenders, which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. The Credit Facility provides us with an option to increase the total facility and the aggregate commitments thereunder up to $350 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility expires on April 23, 2013 and may be used for working capital, letters of credit and other general corporate purposes. The Credit Facility contains an acceleration clause which, upon the occurrence of a Material Adverse Effect, as defined in the Credit Facility, may cause any outstanding borrowings to become immediately due and payable.

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $17.6 million, $13.8 million and $33.8 million as of January 29, 2011, January 30, 2010 and January 31, 2009, respectively, leaving a remaining available balance for loans and letters of credit of $120.2 million, $112.9 million and $115.0 million as of January 29, 2011, January 30, 2010 and January 31, 2009, respectively. In March 2009, we accessed $125 million from our Credit Facility as a precaution against potential disruption in the credit markets. In July 2009, we repaid $50 million of these revolver borrowings, and subsequently repaid the remaining $75 million in October 2009. There were no borrowings outstanding under the Credit Facility at January 29, 2011, January 30, 2010, or as of the date of this filing.

The Credit Facility permits us to pay cash dividends (and permits dividends by AnnTaylor, Inc. to fund such cash dividends) subject to certain Liquidity requirements (as defined in the Credit Facility) and other conditions as set forth in the Credit Facility. Certain of our subsidiaries are also permitted to pay dividends to us to fund certain taxes owed by us, fund ordinary operating expenses not in excess of $500,000 in any fiscal year, repurchase common stock held by employees not in excess of $100,000 in any fiscal year and for certain other stated purposes (subject to certain exceptions). See Note 6, “Debt and Other Financing Arrangements”, in the Notes to Consolidated Financial Statements for further discussion of the Credit Facility.

On August 19, 2010, our Board of Directors approved a $100 million expansion of our Repurchase Program, bringing the total authorized under the Repurchase Program to $400 million, and the total then available for share repurchases to approximately $259.1 million. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During Fiscal 2010, we repurchased 4,201,004 shares of our common stock through open market purchases under the Repurchase Program at a cost of approximately $100 million. During Fiscal 2009, no shares were repurchased under the Repurchase Program. During Fiscal 2008, we repurchased 4,108,183 shares of our common stock under the Repurchase Program at a cost of approximately $100.8 million. As of January 29, 2011, approximately $159.1 million remained available under the Repurchase Program.

Subsequent to January 29, 2011, and through the date of this filing, we purchased an additional 4,197,097 shares of our common stock under the Repurchase Program at a cost of approximately $100 million. On March 8, 2011, our Board of Directors approved an additional $200 million expansion of the Repurchase Program, bringing the total authorized under the Repurchase Program to $600 million. As of the date of this filing, approximately $259.1 million remained available under the Repurchase Program.

In Fiscal 2000, our Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”). Rights under the Rights Plan (“Rights”) were distributed as a dividend at the rate of one Right for each share of common stock held by stockholders of record as of the close of business on May 30, 2000. As a result of 3-for-2 stock splits that occurred in Fiscal 2004 and Fiscal 2002, each share of common stock represents four-ninths of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. No Rights were exercised under the Rights Plan through Fiscal 2010. The Rights Plan expired on May 18, 2010, and our Board of Directors did not extend its expiration date.

Short-Term Borrowings

In the second quarter of Fiscal 2010, we entered into a vendor financing program (the “Trade Payable Program”) with a financing company. Under the Trade Payable Program, the financing company makes accelerated and discounted payments to our vendors and we, in turn, make our regularly-scheduled full vendor payments to the financing company. As of January 29, 2011, there was $3.4 million outstanding under the Trade Payable Program, which is included in accrued expenses and other current liabilities on our Consolidated Balance Sheets. The average balance at each month end during the quarter ended January 29, 2011 was $3.3 million, and we paid no interest on amounts owed under the Trade Payable Program during the period, since remittances to the financing company were made within the agreed-upon timeframe. We expect to add additional vendors into the program, and, as such, we expect the Trade Payable Program will continue to expand.

Other

At January 29, 2011, substantially all of our cash and cash equivalents were invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. We also have a small amount of cash and cash equivalents invested in money market funds that are backed by U.S. Treasury Securities as of January 29, 2011.

On January 30, 2008, we initiated a multi-year, strategic Restructuring Program designed to enhance profitability and improve overall operating effectiveness. This program was subsequently expanded during the third quarter of Fiscal 2008 and again during the second quarter of Fiscal 2009. The three key elements of our Restructuring Program include: (1) closing underperforming stores; (2) an organizational streamlining that reduced our corporate and field staffing levels; and (3) a broad-based productivity initiative that included, among other things, centralized procurement of non-merchandise goods and services, outsourcing certain activities and optimizing store productivity and effectiveness. As a result of our Restructuring Program, we have realized total ongoing annualized savings of approximately $125 million as of the end of Fiscal 2010. Approximately $40 million of these savings were realized in Fiscal 2008, an incremental $65 million were realized in Fiscal 2009 and the balance of $20 million of incremental savings were realized in Fiscal 2010.

In connection with the store closing component of our Restructuring Program, we initially identified 117 stores for closure over the Fiscal 2008 to Fiscal 2010 period. In connection with the subsequent expansion of our Restructuring Program, we identified an additional 108 stores for closure, and now expect to close approximately 225 stores as part of our Restructuring Program. A total of 137 of these stores closed during the original Fiscal 2008 to Fiscal 2010 period, of which 35 were closed during Fiscal 2010. By division, we closed 33 Ann Taylor stores and 27 LOFT stores during Fiscal 2008, 18 Ann Taylor stores and 24 LOFT stores during Fiscal 2009, and 19 Ann Taylor stores and 16 LOFT stores during Fiscal 2010. The balance of these stores are expected to close in Fiscal 2011 and beyond. Additional costs associated with closings beyond Fiscal 2010 are expected to be immaterial.

As part of the organizational streamlining component of our Restructuring Program, we eliminated approximately 600 positions over the Fiscal 2007 to Fiscal 2009 period, of which 180 positions were eliminated in Fiscal 2007, 260 positions were eliminated in Fiscal 2008, and 160 positions were eliminated in Fiscal 2009. In the fourth quarter of Fiscal 2010, we eliminated approximately 45 positions in connection with the decision to co-source certain back-office functions with a strategic service partner.

Total pre-tax expenses associated with our restructuring initiatives were $134.0 million, of which $84.2 million were non-cash expenses, primarily associated with the write-down of assets related to store closures, and $49.8 million were cash charges for severance and various other costs. In Fiscal 2010, Fiscal 2009, Fiscal 2008 and Fiscal 2007 we recorded $5.6 million, $36.4 million, $59.7 million and $32.3 million, respectively, in restructuring charges.

We have a credit card program which offers eligible clients the choice of a private label or a co-branded credit card. All new cardholders are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. We provide the sponsoring bank with marketing support of the program, and use our sales force to process credit card applications for both the private label and co-branded credit cards. As part of the program, we received an upfront signing bonus from the sponsoring bank. We also receive ongoing payments for new accounts activated, as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting and accordingly will be recognized into revenue ratably based on the total projected revenues over the term of the agreement.

Certain judgments and estimates underlie our projected revenues and related expenses under the program, including projected future store counts, the number of applications processed, our projected sales growth and points breakage, among other things. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, we recognized approximately $14.8 million, $14.4 million and $3.3 million of revenue related to the credit card program, respectively. At January 29, 2011, January 30, 2010 and January 31, 2009, approximately $5.8 million, $7.2 million and $8.5 million, respectively, of deferred credit card income is included in accrued expenses and other current liabilities on our Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs, net of points breakage, related to the customer loyalty program. These costs are included in either cost of sales or in net sales as a sales discount, as appropriate. The cost of sales impact, net of points breakage, was approximately $0.3 million, $5.6 million and $1.6 million and the sales discount impact was approximately $3.0 million, $2.1 million and $0.1 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

In order to accelerate expansion in the factory outlet channel, we are leasing certain store locations at factory outlet centers across the United States. As a result, we plan to open approximately 44 new factory outlet stores during the second quarter of Fiscal 2011. The rental payments and construction costs associated with these locations will be funded with operating cash flows.

In 2009, we acquired the registered trademark in the PRC for the “Ann Taylor” mark (the “Mark”) in the apparel and footwear class pursuant to a Trademark Assignment Agreement, which assignment was subject to approval by the PRC Trademark Office. Until that approval was received, our existing trademark license agreement permitting our use of the Mark remained in effect. The assignment of the Mark was approved by the PRC Trademark Office in October 2010 and is subject to renewal with the PRC Trademark Office every ten years. The costs of renewal are immaterial, and we intend to renew the Mark indefinitely. We have recognized the full $3.75 million purchase price of the Mark, of which $1.0 million remains payable under the Assignment Agreement, as an indefinite-lived intangible asset included in “Other assets” on the Consolidated Balance Sheets as of January 29, 2011. The Mark is subject to annual impairment testing which is performed during the fourth quarter of each fiscal year, unless there is an indicator of impairment, which would require an interim impairment review. The most recent impairment test supported the carrying value of the Mark and did not result in an impairment charge.

On October 1, 2007, we froze our non-contributory defined benefit Pension Plan (the “Pension Plan”). As a result of the freeze, only those associates who were eligible under the Pension Plan on or before September 30, 2007 (substantially all associates of the Company who completed 1,000 hours of service during a consecutive 12 month period prior to that date) are eligible to receive benefits from the Pension Plan once they have completed the five years of service required to become fully vested. No associate may become a participant in the Pension Plan on or after October 1, 2007. No additional benefits are earned under the Pension Plan on or after October 1, 2007.

Our funding obligations and liability under the terms of the Pension Plan are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on Pension Plan assets. The discount rate enables us to state expected future cash payments for pension benefits as a present value on the measurement date. A lower discount rate increases the present value of the benefit obligations and increases pension expense. The discount rate selected was based on a yield curve which uses expected cash flows from the Pension Plan and then discounts those cash flows with the bond rate for that period. This resulted in a discount rate of 5.75%. A one percent decrease in the assumed discount rate would increase total net periodic pension expense for Fiscal 2011 by $1.2 million and would increase the liability for pension benefits at January 29, 2011 by $8.0 million. A one percent increase in the assumed discount rate would decrease total net periodic pension expense for Fiscal 2011 by $0.2 million, would eliminate the liability for pension benefits, and would result in a prepaid pension asset of $4.9 million at January 29, 2011.

Pension Plan assets as of January 29, 2011 were allocated 44% in equities, 54% in bond-related funds and 2% in short-term investments. For the purposes of developing long-term rates of return, it was assumed that the short-term investments were reallocated to equities and bond-related funds, yielding assumed long-term rates of return of 8.4% and 4.9%, respectively. To develop the expected long-term rate of return on Pension Plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. A lower expected rate of return on Pension Plan assets would increase pension expense. Our expected long-term rate of return on Pension Plan assets was 6.25% for both Fiscal 2010 and Fiscal 2009. A one percent change in the long-term rate of return assumption would impact Fiscal 2011 pension expense by approximately $0.3 million.

As a result of losses experienced in global equity markets, our Pension Plan assets experienced negative returns for Fiscal 2008 which, in turn, increased pension costs in Fiscal 2009. Our Pension Plan assets experienced gains in Fiscal 2009. As a result, pension costs in Fiscal 2010 were $1.1 million lower than pension costs in Fiscal 2009, excluding settlement charges. Since Pension Plan assets experienced gains in Fiscal 2010, pension expense for Fiscal 2011, excluding any potential settlement charges, is projected to be approximately $0.1 million, or $0.3 million lower than pension expense, excluding settlement charges, for Fiscal 2010. Our Pension Plan is invested in readily-liquid investments, primarily equity and debt securities. Although we were not required to make a contribution to the Pension Plan in Fiscal 2010 or Fiscal 2009, any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan in Fiscal 2011.

During Fiscal 2010 and Fiscal 2009, the total amount of lump sum payments made to plan participants exceeded the interest cost for those respective fiscal periods. As a result, non-cash settlement charges of $0.3 million and $1.2 million, respectively, were recorded and are included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations.

We are self-insured for expenses related to our employee point of service medical plan, our workers’ compensation plan and for short-term and long-term disability, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, third-party actuaries, historical analysis and other relevant data. We believe we have taken reasonable steps to ensure that we are adequately accrued for incurred costs related to these programs at January 29, 2011.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

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

The following table sets forth our significant contractual obligations as of January 29, 2011:

	Payments Due by Fiscal Year
	Total	2011	2012-2013	2014-2015	2016 And After
	(in thousands)
Long-term debt (1)	$2,727	$873	$1,648	$206	$—
Capital leases (2)	1,457	448	896	113	—
Operating leases (3)	1,047,226	177,337	309,581	254,169	306,139
Purchase obligations:
New store construction (4)	5,298	5,298	—	—	—
Merchandise (5)	200,188	200,188	—	—	—
Information services (6)	89,130	23,342	37,701	28,087	—
Other (7)	17,422	16,430	992	—	—

Total	$1,363,448	$423,916	$350,818	$282,575	$306,139

(1)	Represents finance arrangements relating to support and maintenance associated with certain computer equipment on our Consolidated Balance Sheet
(2)	Represents capital leases with 4 year terms relating to certain computer equipment on our Consolidated Balance Sheet.
(3)	Represents future minimum lease payments under non-cancelable operating leases in effect as of January 29, 2011. The minimum lease payments above do not include common area maintenance (CAM) charges or real estate taxes, which are also contractual obligations under our store and office operating leases but are generally not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2010, Fiscal 2009 and Fiscal 2008 were $68.6 million, $76.8 million and $81.6 million, respectively.
(4)	Represents purchase commitments for Fiscal 2011 store construction not recorded on our Consolidated Balance Sheet.
(5)	Represents open purchase orders for merchandise not yet received or recorded on our Consolidated Balance Sheet.
(6)	Represents co-sourcing of certain back-office functions, consulting, maintenance and license agreements for services to be provided, as well as software not yet received or recorded on our Consolidated Balance Sheet.
(7)	Represents contractual commitments or open purchase orders for non-merchandise goods or services not received or recorded on our Consolidated Balance Sheet.

There were no borrowings outstanding under the Credit Facility as of January 29, 2011. The Credit Facility contains a provision for commitment fees related to the unused revolving loan commitment and outstanding letters of credit, which are not included in the table because these charges are not fixed and can fluctuate from year to year due to various circumstances. Total commitment fees for Fiscal 2010, Fiscal 2009 and Fiscal 2008 were $0.9 million, $1.0 million and $0.9 million, respectively.

The table above also excludes approximately $7 million of tax reserves accounted for under ASC 740-10, Income Taxes, as we are unable to reasonably estimate the ultimate amount or timing of any settlement. See Note 10, “Income Taxes”, in the Notes to Consolidated Financial Statements for further discussion. In addition, as discussed in Note 11, “Retirement Plans”, in the Notes to Consolidated Financial Statements, we have a long-term liability for our Pension Plan. Minimum pension funding requirements are not included in the table above as such amounts are not determinable.

Recent Accounting Pronouncements

Recently Issued Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During Fiscal 2009, we early adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. However, we intend to adopt the remaining disclosure requirements when they become effective in the first quarter of Fiscal 2011. We do not expect the additional disclosure requirements of ASU 2010-06 will have any impact on our Consolidated Financial Statements or notes thereto.

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 amends ASC 605-10, Revenue Recognition, and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but certain requirements must be met. We plan to adopt ASU 2009-13 in the first quarter of Fiscal 2011 and do not expect it will have any impact on our Consolidated Financial Statements.

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

Based on the above, we have determined that our most critical accounting policies are those related to merchandise inventory valuation, asset impairment, income taxes and stock and incentive-based compensation. These policies are also discussed in the Notes to Consolidated Financial Statements and in relevant sections of this discussion and analysis.

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

Asset Impairment

Long-lived tangible assets are accounted for under ASC 360-10, Property, Plant, and Equipment. Long-lived assets are reviewed periodically for impairment or when events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Management estimates future pre-tax cash flows (undiscounted and without interest charges) based on historical experience, knowledge and market data. Estimates of future cash flows require that we make assumptions and apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict, as well as other factors such as those outlined in “Risk Factors”. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value.

Income Taxes

We account for income taxes in accordance with ASC 740-10, Income Taxes, which requires the use of the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. No valuation allowance has been provided for deferred tax assets, since we anticipate that the full amount of these assets will be realized in the future. In determining the need for a valuation allowance, we are required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which we operate. See “Risk Factors”. Our effective tax rate considers our judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax. We are currently under examination by the U.S. federal, and certain state and local taxing jurisdictions. Further, at any given time, multiple tax years are subject to examination by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon examination, changes in interpretation and changes in judgment utilized in determining estimates. While no adjustments to recorded amounts are anticipated, a 1% variance in our effective tax rate would affect net income after taxes by approximately $1.2 million in Fiscal 2010.

Stock and Incentive-based Compensation

The calculation of stock-based compensation expense requires the input of subjective assumptions, including the expected term of the stock-based awards, stock price volatility and pre-vesting forfeitures. We estimate the expected life of shares granted in connection with stock-based awards using historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on an average of our historical volatility and the implied volatility of publicly traded options on our common stock, if the latter is available. We estimate forfeitures based on our historical experience of stock-based awards granted, exercised and cancelled, as well as future expected behavior.

Similarly, the calculation of long-term performance compensation expense requires the input of subjective assumptions, including the expected forfeiture of earned and banked awards and forecasted estimates of our future income growth. We estimate forfeitures based on historical forfeiture patterns of stock-based awards with similar maximum vesting terms, as well as current and future trends of expected behavior. We estimate our future income growth using a best estimate approach, which considers past performance and future business trends.

The assumptions used to calculate the fair value of stock-based awards and long-term performance compensation expense represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we were to use different assumptions, the expense recorded could be materially different in the future. Similarly, if actual forfeiture rates differ materially from our estimates, the effect on stock-based compensation expense and long-term performance compensation expense could be material. See Note 9, “Equity and Incentive Compensation Plans”, in the Notes to Consolidated Financial Statements for additional information.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. We also have a small amount of cash and cash equivalents invested in money market funds that are backed by U.S. Treasury Securities as of January 29, 2011. With the continued uncertainty surrounding financial institutions, we cannot be assured that we will not experience losses on any money market holdings.

AnnTaylor Inc.’s Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of January 29, 2011, we did not hold any investments that did not qualify as cash and cash equivalents.

ITEM 8.	Financial Statements and Supplementary Data.

The following Consolidated Financial Statements of the Company for the years ended January 29, 2011, January 30, 2010 and January 31, 2009 are included as part of this Report (See Item 15):

Consolidated Statements of Operations for the Fiscal Years Ended January 29, 2011, January 30, 2010 and January 31, 2009.

Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010.

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 29, 2011, January 30, 2010 and January 31, 2009.

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 29, 2011, January 30, 2010 and January 31, 2009.

Notes to Consolidated Financial Statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

The management of AnnTaylor Stores Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2011 based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2011.

During the Company’s fourth fiscal quarter, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, issued a report on the Company’s internal control over financial reporting, which is included in the Report of Independent Registered Public Accounting Firm, on page 41.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the Sections entitled “Election of Class II Directors”, “Executive Officers”, “Corporate Governance”, “Stockholder Proposals for the 2012 Annual Meeting” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

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

The information required by this item is incorporated herein by reference to the Sections entitled “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is presented below and incorporated herein by reference to the Section entitled “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

The following table sets forth information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, as of January 29, 2011:

Equity Compensation Plan Information

			(c)
	(a)	(b)	Number of Securities Remaining Available for Future Issuance
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	4,084,777	$19.31	4,648,421	(2)
Equity compensation plans not approved by security holders (3)	857,978	20.20	69,108

Total	4,942,755	$19.46	4,717,529

(1)	Consists of the 1992 Stock Option and Restricted Stock and Unit Award Plan, the 2003 Equity Incentive Plan and the Associate Discount Stock Purchase Plan (“ADSPP”).
(2)	Includes 1,611,231 shares of Common Stock available for issuance under the ADSPP.
(3)	Consists of the 2000 Stock Option and Restricted Stock Award Plan and the 2002 Stock Option and Restricted Stock and Unit Award Plan.

See Note 9, “Equity and Incentive Compensation Plans” in the Notes to Consolidated Financial Statements for a description of the material features of these plans.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Sections entitled “Related Person Transactions”, “Related Person Transactions Policy and Procedures” and “Corporate Governance” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this Annual Report:

1.	The following Consolidated Financial Statements of the Company are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm;

Consolidated Statements of Operations for the Fiscal Years Ended January 29, 2011, January 30, 2010 and January 31, 2009;

Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010;

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 29, 2011, January 30, 2010 and January 31, 2009;

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 29, 2011, January 30, 2010 and January 31, 2009;

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

Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kay Krill Kay Krill	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011 Date

/s/ Michael J Nicholson Michael J. Nicholson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2011 Date

/s/ Ronald W. Hovsepian Ronald W. Hovsepian	Non-Executive Chairman of the Board and Director	March 11, 2011 Date

/s/ James J. Burke, Jr. James J. Burke, Jr.	Director	March 11, 2011 Date

/s/ Michelle Gass Michelle Gass	Director	March 11, 2011 Date

/s/ Dale W. Hilpert Dale W. Hilpert	Director	March 11, 2011 Date

/s/ Linda A. Huett Linda A. Huett	Director	March 11, 2011 Date

/s/ Stacey Rauch Stacey Rauch	Director	March 11, 2011 Date

/s/ Michael W. Trapp Michael W. Trapp	Director	March 11, 2011 Date

/s/ Daniel W. Yih Daniel W. Yih	Director	March 11, 2011 Date

ANNTAYLOR STORES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AnnTaylor Stores Corporation

New York, NY

We have audited the accompanying consolidated balance sheets of AnnTaylor Stores Corporation and its subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 29, 2011. We also have audited the Company’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AnnTaylor Stores Corporation and its subsidiaries as of January 29, 2011 and January 30, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    DELOITTE & TOUCHE LLP

New York, New York

March 11, 2011

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For Fiscal Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands, except per share amounts)
Net sales	$1,980,195	$1,828,523	$2,194,559
Cost of sales	876,201	834,188	1,139,753

Gross margin	1,103,994	994,335	1,054,806
Selling, general and administrative expenses	978,580	966,603	1,050,560
Restructuring charges	5,624	36,368	59,714
Asset impairment charges	—	15,318	29,590
Goodwill impairment charge	—	—	286,579

Operating income/(loss)	119,790	(23,954)	(371,637)
Interest income	964	935	1,677
Interest expense	1,632	3,091	1,462

Income/(loss) before income taxes	119,122	(26,110)	(371,422)
Income tax provision/(benefit)	45,725	(7,902)	(37,516)

Net income/(loss)	$73,397	$(18,208)	$(333,906)

Basic earnings/(loss) per share	$1.26	$(0.32)	$(5.82)

Weighted average shares outstanding	57,203	56,782	57,366

Diluted earnings/(loss) per share	$1.24	$(0.32)	$(5.82)

Weighted average shares outstanding, assuming dilution	58,110	56,782	57,366

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED BALANCE SHEETS

January 29, 2011 and January 30, 2010

	January 29, 2011	January 30, 2010
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$226,644	$204,491
Short-term investments	—	5,655
Accounts receivable	17,501	19,267
Merchandise inventories	193,625	169,141
Refundable income taxes	26,631	24,929
Deferred income taxes	28,145	35,799
Prepaid expenses and other current assets	57,367	45,613

Total current assets	549,913	504,895
Property and equipment, net	332,489	365,934
Deferred financing costs, net	671	973
Deferred income taxes	31,224	23,683
Other assets	12,523	6,656

Total assets	$926,820	$902,141

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$97,330	$76,969
Accrued salaries and bonus	29,346	32,168
Accrued tenancy	42,620	44,878
Gift certificates and merchandise credits redeemable	49,103	47,555
Accrued expenses and other current liabilities	63,509	73,804

Total current liabilities	281,908	275,374
Deferred lease costs	165,321	183,917
Deferred income taxes	850	1,584
Long-term performance compensation	32,299	9,428
Other liabilities	22,997	14,652

Commitments and contingencies (see note 7)

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,554,516 and 82,476,328 shares issued, respectively	561	561
Additional paid-in capital	801,140	777,786
Retained earnings	487,691	414,294
Accumulated other comprehensive loss	(2,378)	(4,158)
Treasury stock, 27,205,853 and 23,701,800 shares, respectively, at cost	(863,569)	(771,297)

Total stockholders’ equity	423,445	417,186

Total liabilities and stockholders’ equity	$926,820	$902,141

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For Fiscal Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

(in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock					Treasury
	Shares	Amount				Shares	Amount	Total
Balance at February 2, 2008	82,289	$560	$781,048	$766,408	$(3,460)	21,409	$(705,072)	$839,484
Net loss	—	—	—	(333,906)	—	—	—	(333,906)
Other comprehensive loss, net of tax:
Defined benefit pension plan adjustments, net of taxes of $4,713 (See Note 11)	—	—	—	—	(4,242)	—	—	(4,242)

Total comprehensive loss								(338,148)

Exercise of stock options, related tax benefit and tax effect of expirations	77	—	2,103	—	—	(141)	1,975	4,078
Stock-based compensation	—	—	12,628	—	—	—	—	12,628
Issuance of restricted stock, net of forfeitures and related tax deficiency	—	—	(6,028)	—	—	(170)	5,229	(799)
Repurchase of common and restricted stock	—	—	—	—	—	4,223	(103,281)	(103,281)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan and related tax benefit of disqualifying dispositions	110	1	2,101	—	—	(100)	448	2,550

Balance at January 31, 2009	82,476	561	791,852	432,502	(7,702)	25,221	(800,701)	416,512
Net loss	—	—	—	(18,208)	—	—	—	(18,208)
Other comprehensive income/(loss), net of tax:
Defined benefit pension plan adjustments, net of taxes of $2,145 (See Note 11)	—	—	—	—	3,544	—	—	3,544

Total comprehensive loss								(14,664)

Exercise of stock options, related tax deficiency and tax effect of expirations		—	(1,003)	—	—	(12)	111	(892)
Stock-based compensation	—	—	16,088	—	—	—	—	16,088
Issuance of restricted stock, net of forfeitures and related tax deficiency	—	—	(29,235)	—	—	(1,214)	27,750	(1,485)
Repurchase of restricted stock	—	—	—	—	—	74	(502)	(502)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan and related tax benefit of disqualifying dispositions	—	—	84	—	—	(367)	2,045	2,129

Balance at January 30, 2010	82,476	561	777,786	414,294	(4,158)	23,702	(771,297)	417,186
Net income	—	—	—	73,397	—	—	—	73,397
Other comprehensive income, net of tax:
Defined benefit pension plan adjustments, net of taxes of $1,175 (See Note 11)	—	—	—	—	1,780	—	—	1,780

Total comprehensive income								75,177

Exercise of stock options, related tax benefits and tax effect of expirations	79	—	4,265	—	—	(670)	5,591	9,856
Stock-based compensation	—	—	21,210	—	—	—	—	21,210
Issuance of restricted stock, net of forfeitures and related tax benefits	—	—	(2,238)	—	—	(167)	5,813	3,575
Repurchase of common and restricted stock	—	—	—	—	—	4,493	(105,708)	(105,708)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan and related tax benefit of disqualifying dispositions	—	—	117	—	—	(152)	2,032	2,149

Balance at January 29, 2011	82,555	$561	$801,140	$487,691	$(2,378)	27,206	$(863,569)	$423,445

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Fiscal Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands)
Operating activities:
Net income/(loss)	$73,397	$(18,208)	$(333,906)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Goodwill impairment charge	—	—	286,579
Deferred income taxes	(1,796)	16,734	(23,690)
Depreciation and amortization	95,523	104,351	122,222
Loss on disposal and write-down of property and equipment	1,459	16,473	29,581
Stock-based compensation	21,210	16,088	12,829
Non-cash interest and other non-cash items	(1,931)	2,814	2,506
Non-cash restructuring charges	617	18,665	39,775
Tax benefit/(deficiency) from exercise/vesting of stock awards	6,967	(2,403)	(580)
Changes in assets and liabilities:
Accounts receivable	5,130	(5,186)	2,863
Merchandise inventories	(25,919)	4,306	77,250
Prepaid expenses and other current assets	(12,104)	17,752	4,899
Refundable income taxes	(1,702)	10,341	(35,270)
Other non-current assets and liabilities, net	11,140	(21,965)	(12,610)
Accounts payable and accrued expenses	(7,680)	(26,059)	370

Net cash provided by operating activities	164,311	133,703	172,818

Investing activities:
Purchases of marketable securities	(834)	(563)	(1,180)
Sales of marketable securities and short-term investments	6,156	804	9,407
Restricted cash received for sublease	—	(617)	—
Proceeds from insurance settlement	1,419	—	—
Purchase of intangible asset	(2,750)	—	—
Purchases of property and equipment	(61,213)	(38,573)	(110,342)

Net cash used for investing activities	(57,222)	(38,949)	(102,115)

Financing activities:
Proceeds from draw down of credit facility	—	125,000	—
Repayments of credit facility	—	(125,000)	—
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	2,032	2,045	2,544
Proceeds from exercise of stock options	6,582	111	3,864
Excess tax benefits from stock-based compensation	7,159	320	366
Repurchases of common and restricted stock	(105,708)	(502)	(103,281)
Proceeds from fixed asset financing	2,678	—	7,578
Repayments of fixed asset financing and capital lease obligations	(1,056)	(4,557)	(2,176)
Change in trade payable program, net	3,377	—	—
Payments of deferred financing cost	—	—	(1,303)

Net cash used for financing activities	(84,936)	(2,583)	(92,408)

Net increase/(decrease) in cash	22,153	92,171	(21,705)
Cash and cash equivalents, beginning of year	204,491	112,320	134,025

Cash and cash equivalents, end of year	$226,644	$204,491	$112,320

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,333	$2,914	$1,063

Cash paid during the year for income taxes	$58,194	$5,825	$20,370

Property and equipment acquired through capital lease	$767	$—	$1,638

Accrual for purchases of property and equipment	$12,041	$9,229	$12,066

See accompanying Notes to Consolidated Financial Statements.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

AnnTaylor Stores Corporation (the “Company”) is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor” and “LOFT” brands. Its principal market consists of the United States. The Company sells its products through traditional retail stores and on the Internet at www.anntaylor.com and www.LOFT.com (together, the “Online Stores”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including AnnTaylor, Inc. The Company has no material assets other than the common stock of AnnTaylor, Inc. and conducts no business other than the management of AnnTaylor, Inc. All intercompany accounts have been eliminated in consolidation.

Reclassification

On the Consolidated Balance Sheet at January 30, 2010, approximately $9.4 million of liabilities related to long-term performance compensation, which were previously included in “Other liabilities” are now presented as a separate line item, “Long-term performance compensation,” to conform to the January 29, 2011 presentation, which was separately disclosed to comply with applicable balance sheet condensation rules.

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

The Company has a credit card program which offers eligible clients the choice of a private label or a co-branded credit card. All new cardholders are automatically enrolled in the Company’s exclusive rewards program, which is designed to recognize and promote client loyalty. The Company provides the sponsoring bank with marketing support of the program, and uses its sales force to process credit card applications for both the private label and co-branded credit cards. As part of the program, the Company received an upfront signing bonus from the sponsoring bank. The Company also receives ongoing payments for new accounts activated, as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting under Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition, and accordingly will be recognized into revenue ratably based on the total projected revenues over the term of the agreement.

Certain judgments and estimates underlie the Company’s projected revenues and related expenses under the program, including projected future store counts, the number of applications processed, the Company’s projected sales growth and points breakage, among other things. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company recognized approximately $14.8 million, $14.4 million, and $3.3 million of revenue related to the credit card program, respectively. Partially offsetting the income from the credit card program are costs, net of points breakage, related to the customer loyalty program. These costs are included in either cost of sales or in net sales as a sales discount, as appropriate. The cost of sales impact, net of points breakage, was approximately $0.3 million, $5.6 million and $1.6 million and the sales discount impact was approximately $3.0 million, $2.1 million and $0.1 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

Cash and Cash Equivalents

Cash and short-term highly liquid investments with original maturity dates of 3 months or less at time of purchase and no redemption restrictions are considered cash or cash equivalents. The Company has significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured banks. All of the Company’s deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Company also has a small amount of cash and cash equivalents invested in money market funds that are backed by U.S. Treasury Securities as of January 29, 2011.

Merchandise Inventories

Merchandise inventories are valued at the lower of average cost or market, at the individual item level. A reserve is established to account for situations where the current selling price or future estimated selling price is less than cost. Physical inventory counts are performed annually in January and estimates are made for any shortage between the date of the physical inventory count and the balance sheet date.

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

•      Costs associated with the fulfillment and shipment of online client orders;

•      Depreciation related to merchandise management systems;

•      Sample development costs;

•      Direct costs of the credit card client loyalty program;

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Building	40 years
Leasehold improvements	10 years or term of lease, if shorter
Furniture, fixtures and equipment	2-10 years
Software	5 years

When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is recorded to selling, general and administrative expenses, unless the amounts are associated with the Company’s multi-year strategic restructuring program (the “Restructuring Program”) in which case they are included in restructuring charges. Expenditures for maintenance and repairs which do not improve or extend the useful lives of the respective assets are expensed as incurred.

Store Pre-Opening Costs

Non-capital expenditures, such as rent, advertising and payroll costs incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Internal-Use Software Development Costs

As required by ASC 350-40, Internal-Use Software, the Company capitalizes certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are depreciated on a straight-line basis over five years.

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

Deferred Financing Costs

Deferred financing costs are amortized using the interest method over the term of the related debt. Accumulated amortization at January 29, 2011 and January 30, 2010 was approximately $6.5 million and $6.2 million, respectively. Amortization expense recognized was approximately $302,000, $302,000, and $316,000 in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

Long-Lived Assets

The Company accounts for long-lived tangible assets under ASC 360-10, Property, Plant, and Equipment. Long-lived assets are reviewed periodically for impairment or when events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows (undiscounted and without interest charges). The expected future pre-tax cash flows are estimated based on historical experience, knowledge and market data. Estimates of future cash flows require the Company to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as, but not necessarily limited to, future store results, real estate demand, and economic conditions that can be difficult to predict. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment loss is recognized for the difference between estimated fair value and carrying value.

In Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company recorded store asset impairment charges of $0.5 million, $27.3 million and $66.8 million, respectively. In Fiscal 2009 and Fiscal 2008, approximately $15.3 million and $29.6 million, respectively, of these store asset impairment charges related to assets in stores that will remain open. There were no such charges in Fiscal 2010. In Fiscal 2010, Fiscal 2009, and Fiscal 2008, approximately $0.5 million, $12.0 million, and $37.2 million of these store asset impairment charges, respectively, related to assets in stores closing in connection with the Company’s Restructuring Program. See Note 2, “Restructuring Charges”, for further discussion.

Goodwill and Intangible Assets

ASC 350-10, Intangibles – Goodwill and Other, requires that goodwill and other indefinite-lived intangible assets be tested for impairment at least on an annual basis. The $286.6 million in recorded goodwill resided under the Company’s Ann Taylor reporting unit.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets (Continued)

The deterioration in the financial and housing markets and resulting effect on consumer confidence and discretionary spending that occurred during the second half of Fiscal 2008 had a significant impact on the retail industry, particularly for women’s specialty apparel retailers. As a result, the Company considered the impact this had on its business as an indicator under ASC 350-10 that a reduction in its goodwill fair value may have occurred. Accordingly, the Company performed an interim test for goodwill impairment during the third quarter of Fiscal 2008 following the two step process defined in ASC 350-10 and concluded that the recorded goodwill value was not impaired as of November 1, 2008.

During the fourth quarter of Fiscal 2008, there was further deterioration in the financial and credit markets, which continued to weigh on consumer confidence and resulted in additional declines in discretionary retail spending. This impacted the Company’s Fiscal 2008 fourth quarter business in a significant way, which caused management to revise its forward-looking business projections downward. These updated projections were used to perform the Company’s annual test for goodwill impairment. Based on this testing, management determined that the fair value of its Ann Taylor reporting unit was less than its carrying value. Accordingly, management performed an analysis to determine the extent of the goodwill impairment and concluded that the carrying value of the goodwill of the Ann Taylor reporting unit was fully impaired. This resulted in a non-cash goodwill impairment charge of $286.6 million in the fourth quarter of Fiscal 2008.

In 2009, the Company acquired the registered trademark in the People’s Republic of China (“PRC”) for the “Ann Taylor” mark (the “Mark”) in the apparel and footwear class pursuant to a Trademark Assignment Agreement, which was subject to approval by the PRC Trademark Office. Until that approval was received, the Company’s existing trademark license agreement permitting the Company’s use of the Mark remained in effect. The assignment of the Mark was approved by the PRC Trademark Office in October 2010. The Mark is subject to annual impairment testing which is performed during the fourth quarter of each fiscal year, unless there is an indicator of impairment, which would require an interim impairment review. The most recent impairment test supported the carrying value of the Mark and did not result in an impairment charge.

Advertising

Costs associated with the production of advertising, such as printing and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in public. Costs of direct mail catalogs and postcards are fully expensed when the advertising is scheduled to first arrive in clients’ homes. Advertising costs were approximately $79.3 million, $60.8 million and $60.7 million in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

Stock-based Awards

The Company accounts for stock-based awards in accordance with ASC 718-10, Compensation – Stock Compensation. ASC 718-10 requires the Company to calculate the grant-date fair value and recognize that calculated value as compensation expense over the requisite service period, which is generally the vesting period, adjusted for estimated forfeitures.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. ASC 740-10 requires the use of the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets will be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which the Company operates.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

The tax effects of uncertain tax positions taken or expected to be taken in income tax returns are recognized only if they are “more likely-than-not” to be sustained on examination by the taxing authorities, based on the technical merits as of the reporting date. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes estimated accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company recognizes the benefit of an uncertain tax position in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination.

The Company and its domestic subsidiaries file a consolidated Federal income tax return, while the Company’s foreign subsidiaries file in their respective local jurisdictions.

Segments

The Company has determined that it has four operating segments, as defined under ASC 350-10, including Ann Taylor, LOFT, Ann Taylor Factory and LOFT Outlet. The Company has aggregated its operating segments based on the aggregation criteria outlined in ASC 280-10, which states that two or more operating segments may be aggregated into a single operating segment if aggregation is consistent with the objective and basic principles of the Statement, if the segments have similar economic characteristics, similar product, similar production processes, similar clients and similar methods of distribution.

The Company’s operating segments have similar economic characteristics and similar operating, financial and competitive risks. They are similar in nature of product, as they all offer women’s apparel, shoes and accessories. Merchandise inventory for the Company’s operating segments is sourced from the same countries and some of the same vendors, using similar production processes. Clients of the Company’s operating segments have similar characteristics. Merchandise for the Company’s operating segments is distributed to retail stores in a similar manner through the Company’s Louisville Distribution Center and is subsequently distributed to clients in a similar manner, through its retail and outlet stores. The Company’s Ann Taylor and LOFT operating segments also sell merchandise through the Company’s Online Stores.

Comprehensive Income

Comprehensive income consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income/(loss). The only impact to the Company’s accumulated other comprehensive income/(loss) during the three fiscal years presented in this report relates to the Company’s defined benefit pension plan, the accounting for which is in accordance with ASC 715-20, Compensation – Retirement Benefits. See Note 11, “Retirement Plans”, for further discussion.

Fair Value of Financial Instruments

ASC 825-10, Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by ASC 825-10 as financial instruments. The Company does not have any non-financial assets or non-financial liabilities that are recognized at fair value on a recurring basis at January 29, 2011 or January 30, 2010. At January 29, 2011 and January 30, 2010, management believes that the carrying value of cash and cash equivalents, short-term investments, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

Self Insurance

The Company is self-insured for certain losses related to its employee point of service medical plan, its workers’ compensation plan and for short-term and long-term disability up to certain thresholds. Costs for self-insurance claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, third-party actuaries, historical analysis and other relevant data. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop loss contracts with insurance companies. Any significant variation from historical trends in claims incurred but not paid could cause actual expense to differ from the accrued liability.

Recent Accounting Pronouncements

Recently Issued Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During Fiscal 2009, the Company early adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. However, it intends to adopt the remaining disclosure requirements when they become effective in the first quarter of Fiscal 2011. The Company does not expect the additional disclosure requirements of ASU 2010-06 will have any impact on its Consolidated Financial Statements or notes thereto.

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 amends ASC 605-10, Revenue Recognition, and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but certain requirements must be met. The Company plans to adopt ASU 2009-13 in the first quarter of Fiscal 2011 and does not expect it will have any impact on its Consolidated Financial Statements.

2. Restructuring Charges

On January 30, 2008, the Company initiated its Restructuring Program, which was designed to enhance profitability and improve overall operating effectiveness. The Restructuring Program was subsequently expanded during the third quarter of Fiscal 2008 and again during the second quarter of Fiscal 2009. The three key elements of the Company’s Restructuring Program include: (1) closing underperforming stores; (2) an organizational streamlining that reduced the Company’s corporate and field staffing levels; and (3) a broad-based productivity initiative that included, among other things, centralized procurement of non-merchandise goods and services, outsourcing certain activities and optimizing store productivity and effectiveness.

In connection with the store closing component of the Company’s Restructuring Program, the Company initially identified 117 stores for closure over the Fiscal 2008 to Fiscal 2010 period. In connection with the subsequent expansion of the Company’s Restructuring Program, the Company identified an additional 108 stores for closure, and now expects to close approximately 225 stores as part of its Restructuring Program. A total of 137 of these stores closed during the original Fiscal 2008 to Fiscal 2010 period, of which 35 were closed during Fiscal 2010. By division, the Company closed 33 Ann Taylor stores and 27 LOFT stores during Fiscal 2008, 18 Ann Taylor stores and 24 LOFT stores during Fiscal 2009, and 19 Ann Taylor stores and 16 LOFT stores during Fiscal 2010. The balance of these stores are expected to close in Fiscal 2011 and beyond. Additional costs associated with closings beyond Fiscal 2010 are expected to be immaterial.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Restructuring Charges (Continued)

As part of the organizational streamlining component of its Restructuring Program, the Company eliminated approximately 600 positions over the Fiscal 2007 to Fiscal 2009 period, of which 180 positions were eliminated in Fiscal 2007, 260 positions were eliminated in Fiscal 2008, and 160 positions were eliminated in Fiscal 2009. In the fourth quarter of Fiscal 2010, the Company eliminated approximately 45 positions in connection with the decision to co-source certain back-office functions with a strategic service partner.

Total pre-tax expenses associated with the Company’s restructuring initiatives were $134.0 million, of which $84.2 million were non-cash expenses, primarily associated with the write-down of assets related to store closures, and $49.8 million were cash charges for severance and various other costs. In Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company recorded $5.6 million, $36.4 million and $59.7 million, respectively, in restructuring charges.

The following table details information related to restructuring charges recorded during Fiscal 2010, Fiscal 2009 and Fiscal 2008:

	Severance and Related Costs	Asset Impairment (1)	Other Restructuring Costs	Total
	(in thousands)
Balance at February 2, 2008	$(4,227)	$—	$(500)	$(4,727)

Restructuring provision	(14,792)	(37,255)	(7,667)	(59,714)
Cash payments	9,276	—	4,085	13,361
Non-cash adjustments	—	37,255	2,520	39,775

Balance at January 31, 2009	$(9,743)	$—	$(1,562)	$(11,305)

Restructuring provision (2)	(7,821)	(12,012)	(16,535)	(36,368)
Cash payments	15,182	—	7,043	22,225
Non-cash adjustments	—	12,012	6,653	18,665

Balance at January 30, 2010	$(2,382)	$—	$(4,401)	$(6,783)

Restructuring provision	(2,167)	(494)	(2,963)	(5,624)
Cash payments	2,372	—	3,837	6,209
Non-cash adjustments	—	494	123	617

Balance at January 29, 2011	$(2,177)	$—	$(3,404)	$(5,581)

(1)	Asset impairment charges represent the write-down of store assets to their estimated fair value for those store locations identified for closure as part of the Company’s Restructuring Program. See Note 1, “Long-Lived Assets”, for information related to store asset impairment charges not related to the Company’s Restructuring Program.
(2)	Other restructuring charges include the write-down of corporate assets disposed of in connection with the sublet of the Company’s excess corporate office space in New York City, as well as the estimated loss, net of sublet income, associated with that sublease agreement.

Restructuring-related severance accruals are included in “Accrued salaries and bonus” on the Company’s Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010. Other restructuring-related accruals are included in “Accrued tenancy”, “Accrued expenses and other current liabilities”, and “Other liabilities” on the Company’s Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments

On November 14, 2008, the Company entered into a settlement agreement with UBS AG (“UBS”), one of its investment providers, related to a $6.0 million investment in auction rate securities purchased from UBS. Under the terms of the settlement agreement, the Company received auction rate security rights that enabled it to sell its auction rate securities back to UBS at par value at any time during the two year period beginning June 30, 2010. On June 30, 2010, the Company exercised its auction rate security rights and sold its $6.0 million investment in auction rate securities back to UBS at par value. As of January 29, 2011, the Company had no funds invested in auction rate securities.

At January 29, 2011, the Company had $2.8 million invested in a self-directed Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain associates at the vice-president level and above, which is structured as a rabbi trust. These investments are classified as trading securities and are recorded as a long-term asset, included in “Other assets”, on the Company’s Consolidated Balance Sheets. The investments are valued using quoted market prices multiplied by the number of shares held in the Deferred Compensation Plan. Unrealized holding gains and losses on trading securities are included in interest income on the Company’s Consolidated Statements of Operations. See Note 11, “Retirement Plans”, for further discussion of the Deferred Compensation Plan.

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments (Continued)

The following tables segregate all financial assets and liabilities as of January 29, 2011 and January 30, 2010 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	January 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$2,804	$103	$2,701	$—

Total assets	$2,804	$103	$2,701	$—

	January 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$1,762	$—	$1,762	$—
Auction rate securities (2)	5,649	—	—	5,649
Put option on auction rate securities (3)	349	—	—	349

Total assets	$7,760	$—	$1,762	$5,998

(1)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain associates at the vice-president level and above. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust. The classification of prior year amounts was updated to reflect current year classification.
(2)	Auction rate securities were valued using a discounted cash-flow analysis. The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security was expected to have a successful auction; and risks associated with the uncertainties in the credit market. The amounts presented exclude accrued interest.
(3)	Under the terms of its settlement with UBS, the Company received certain auction rate security rights. These rights were accounted for as a put option and were valued using a discounted cash-flow analysis.

The following table provides a reconciliation of the beginning and ending balances for the Company’s investment in auction rate securities and the related put option for Fiscal 2010 and Fiscal 2009, as these assets are measured at fair value using significant unobservable inputs (Level 3):

	Fiscal year ended
	January 29, 2011	January 30, 2010
	(in thousands)
Balance at beginning of period	$5,998	$5,987
Total gains realized included in interest income	2	11
Exercise of put option and sale of auction rate securities (1)	(6,000)	—

Balance at end of period	$—	$5,998

(1)	On June 30, 2010, the Company exercised its auction rate security rights and sold its $6.0 million investment in auction rate securities back to UBS.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment

Property and equipment consists of the following:

	As of
	January 29, 2011	January 30, 2010
	(in thousands)
Land and building	$14,082	$14,260
Leasehold improvements	517,397	507,081
Furniture, fixtures, equipment and software	489,048	479,478
Assets under construction	31,050	5,943

	1,051,577	1,006,762
Less accumulated depreciation and amortization	719,088	640,828

Net property and equipment	$332,489	$365,934

Depreciation and amortization expense was approximately $95.5 million, $104.4 million and $122.2 million in Fiscal 2010, 2009 and 2008, respectively.

In accordance with ASC 820-10, the following tables segregate all non-financial assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value as of and for the years ended January 29, 2011 and January 30, 2010:

	Total January 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
Long-lived assets held and used (1)	$—	$—	$—	$—	$(494)

Total assets	$—	$—	$—	$—	$(494)

	Total January 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
Long-lived assets held and used (1)	$5,272	$—	$—	$5,272	$(27,330)

Total assets	$5,272	$—	$—	$5,272	$(27,330)

(1)	The Company performs impairment tests under the guidance of ASC 360-10, Property, Plant, and Equipment, whenever there are indicators of impairment. These tests typically consider which assets are impaired at a store level. The Company recognizes an impairment loss if the carrying value of a long-lived asset or group of assets is not recoverable from undiscounted cash flows, and measures that impairment loss as the difference between the carrying value and fair value of the assets based on discounted cash flow projections. Upon adoption of ASC 820-10, the Company considered all relevant valuation techniques (e.g., market, income, and cost approaches) that could be obtained without undue cost and effort, and determined that the discounted cash flow approach continued to provide the most relevant and reliable means by which to determine fair value in this circumstance. The range of discount rates utilized in determining fair value for this purpose during Fiscal 2010 and Fiscal 2009 was 7.18%-10.20% and 5.75-12.50%, respectively, based upon the corresponding benchmark interest rates associated with the period of remaining cash flows for the individual stores.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment (Continued)

During Fiscal 2010, long-lived assets held and used with a carrying value of $0.5 million were written down to their fair value, resulting in asset impairment charges of $0.5 million, which are included in “Restructuring charges” on the Company’s Consolidated Statements of Operations.

During Fiscal 2009, long-lived assets held and used with a carrying value of $32.6 million were written down to their fair value, resulting in asset impairment charges of $27.3 million. Of this amount, approximately $12.0 million and $15.3 million was included in “Restructuring charges” and “Asset impairment charges”, respectively, in the Company’s Consolidated Statements of Operations.

5. Intangible Assets

In 2009, the Company acquired the registered trademark in the People’s Republic of China (“PRC”) for the “Ann Taylor” mark (the “Mark”) in the apparel and footwear class pursuant to a Trademark Assignment Agreement, which assignment was subject to approval by the PRC Trademark Office. Until that approval was received, the Company’s existing trademark license agreement permitting the Company’s use of the Mark remained in effect. The assignment of the Mark was approved by the PRC Trademark Office in October 2010 and is subject to renewal with the PRC Trademark Office every ten years. The costs of renewal are immaterial, and the Company intends to renew the Mark indefinitely. The Company has recognized the full $3.75 million purchase price of the Mark, of which $1.0 million remains payable under the Assignment Agreement, as an indefinite-lived intangible asset included in “Other assets” on the Consolidated Balance Sheets as of January 29, 2011. The Mark is subject to annual impairment testing in accordance with ASC 350-10, Intangibles – Goodwill and Other, which is performed during the fourth quarter of each fiscal year, unless there is an indicator of impairment, which would require an interim impairment review. The most recent impairment test supported the carrying value of the Mark and did not result in an impairment charge.

6. Debt and Other Financing Arrangements

Credit Facility

On April 23, 2008, the Company’s wholly-owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (the “Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. The Credit Facility provides the Company with an option to increase the total facility and the aggregate commitments thereunder of up to $350 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility expires on April 23, 2013 and may be used for working capital, letters of credit and other general corporate purposes. The Credit Facility contains an acceleration clause which, upon the occurrence of a Material Adverse Effect, as defined in the Credit Facility, may cause any borrowings outstanding to become immediately due and payable.

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $17.6 million and $13.8 million as of January 29, 2011 and January 30, 2010, respectively, leaving a remaining available balance for loans and letters of credit of $120.2 million and $112.9 million as of January 29, 2011 and January 30, 2010, respectively. In March 2009, the Company accessed $125 million from the Credit Facility as a precaution against potential disruption in the credit markets. In July 2009, the Company repaid $50 million of these revolver borrowings, and subsequently repaid the remaining $75 million in October 2009. There were no borrowings outstanding under the Credit Facility at January 29, 2011, January 30, 2010, or as of the date of this filing.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt and Other Financing Arrangements (Continued)

Credit Facility (Continued)

Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the option of AnnTaylor, Inc., 1) the Base Rate, defined as the higher of (i) the federal funds rate plus a margin of 0.5% and (ii) the Bank of America prime rate, or 2) the LIBOR Rate, plus a margin of 1.25% to 1.75%, depending on the Average Daily Availability as defined in the Credit Facility. In addition, AnnTaylor, Inc. is required to pay the lenders a monthly commitment fee on the unused revolving loan commitment at a rate ranging from 0.325% to 0.375% per annum also depending on the Average Daily Availability. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.75% and from 1.25% to 1.75%, respectively. The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens, and a fixed charge coverage ratio covenant that is triggered if certain liquidity thresholds are not met.

The Credit Facility permits the Company to pay cash dividends (and permits dividends by AnnTaylor, Inc. to fund such cash dividends) subject to certain Liquidity requirements (as defined in the Credit Facility) and other conditions as set forth in the Credit Facility. Certain subsidiaries of the Company are also permitted to pay dividends to the Company to fund certain taxes owed by the Company, fund ordinary operating expenses of the Company not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year and for certain other stated purposes (subject to certain exceptions).

The lenders have been granted a pledge of the common stock of AnnTaylor, Inc. and certain of its subsidiaries, and a security interest in substantially all real and personal property (other than leasehold interests) and other assets of AnnTaylor, Inc. and certain of its subsidiaries, as collateral for its obligations under the Credit Facility.

Capital Lease

On August 25, 2008, the Company entered into a capital lease for certain computer equipment with a four year term. The computer equipment was placed in service in February 2009. On May 1, 2010, the Company entered into a second capital lease for certain computer equipment with a four-year term and modified the original August 25, 2008 lease agreement by extending the term so that both lease agreements end four years after May 1, 2010. The following table presents leased assets by major class:

	As of
	January 29, 2011	January 30, 2010
	(in thousands)
Computer equipment	$2,405	$1,638
Less accumulated depreciation	(799)	(328)

Net carrying value	$1,606	$1,310

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt and Other Financing Arrangements (Continued)

Capital Lease (Continued)

Future minimum lease payments under the capital lease as of January 29, 2011 are as follows:

Fiscal Year	(in thousands)
2011	$448
2012	448
2013	448
2014	113
2015	—
Thereafter	—

Total capital lease obligation	1,457

Less weighted average interest rate of 1.71% on capital lease	40

Total principal, excluding interest	1,417
Less current portion	428

Total long-term obligation, net of current portion	$989

Other

There was $1.2 million and $0.6 million included in “Accrued expenses and other current liabilities” and $2.6 million and $1.0 million included in “Other liabilities” on the Company’s Consolidated Balance Sheets at January 29, 2011 and January 30, 2010, respectively, related to borrowings for the purchase of fixed assets. In addition, in connection with the sublease of excess corporate office space in New York City, the Company received a $0.6 million deposit, held as restricted cash, which is included in “Other assets” with an offsetting long-term liability included in “Other liabilities” on the Company’s Consolidated Balance Sheets at January 29, 2011 and January 30, 2010.

In the second quarter of Fiscal 2010, the Company entered into a vendor financing program (the “Trade Payable Program”) with a financing company. Under the Trade Payable Program, the financing company makes accelerated and discounted payments to the Company’s vendors and the Company, in turn, makes its regularly-scheduled full vendor payments to the financing company. As of January 29, 2011, there was $3.4 million outstanding under the Trade Payable Program, which is included in “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets.

In order to accelerate expansion in the factory outlet channel, the Company is leasing certain store locations at factory outlet centers across the United States. As a result, the Company plans to open approximately 44 new factory outlet stores during the first half of Fiscal 2011. As of January 29, 2011, 23 leases related to these stores have been executed but no store openings have yet occurred.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Commitments and Contingencies

Operating Leases

The Company occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some of the store leases grant the Company the right to extend the term for one or two additional five-year periods under substantially the same terms and conditions as the original leases. Some store leases also contain early termination options, which can be exercised by the Company under specific conditions. Most of the store leases require payment of a specified minimum rent, plus contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. In addition, most of the leases require payment of real estate taxes, insurance and certain common area maintenance (“CAM”) costs in addition to the future minimum lease payments. The Company also leases certain office equipment for its corporate offices and store locations under non-cancelable operating leases which generally have 3-year terms.

Future minimum lease payments under non-cancelable operating leases as of January 29, 2011 are as follows:

Fiscal Year	(in thousands)
2011	$177,337
2012	160,110
2013	149,471
2014	136,073
2015	118,096
Thereafter	306,139

Total	1,047,226

Sublease rentals	24,351

Net rentals	$1,022,875

The minimum lease payments above do not include CAM charges or real estate taxes, which are also contractual obligations under the Company’s store and office operating leases, but are generally not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2010, Fiscal 2009 and Fiscal 2008 were $68.6 million, $76.8 million and $81.6 million, respectively.

Rent expense for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009 was as follows:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands)
Minimum rent	$194,331	$203,427	$203,734
Percentage rent	986	462	441

Total	$195,317	$203,889	$204,175

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

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Net Income/(Loss) per Share

Basic earnings/(loss) per share is calculated by dividing net income/(loss) associated with common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method discussed in ASC 260-10, Earnings Per Share.

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

The following table presents a reconciliation of basic and diluted earnings per share for the years ended January 29, 2011, January 30, 2010, and January 31, 2009, respectively.

	Fiscal Year Ended
	January 29, 2011			January 30, 2010			January 31, 2009
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net income/(loss)	$73,397			$(18,208)			$(333,906)
Less net income associated with participating securities	1,300			—			—

Basic earnings/(loss) per Share	$72,097	57,203	$1.26	$(18,208)	56,782	$(0.32)	$(333,906)	57,366	$(5.82)

Diluted Earnings per Share
Net income/(loss)	$73,397			$(18,208)			$(333,906)
Less net income associated with participating securities	1,280			—			—
Effect of dilutive securities		907			—			—

Diluted earnings/(loss) per Share	$72,117	58,110	$1.24	$(18,208)	56,782	$(0.32)	$(333,906)	57,366	$(5.82)

Non-participating securities (options) representing 2,878,825 shares of common stock were excluded from the above computation of weighted average shares for diluted earnings per share for Fiscal 2010 due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during the period. Non-participating securities (options and contingently issuable securities) representing 5,231,343 shares of common stock were excluded from the above computation of weighted average shares for diluted loss per share for Fiscal 2009 due to the net loss for the period. Non-participating securities (options) representing 3,772,766 shares of common stock were excluded from the above computation of weighted average shares for diluted loss per share for Fiscal 2008 due to the net loss for the period.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Equity and Incentive Compensation Plans

Preferred Stock

At January 29, 2011, January 30, 2010, and January 31, 2009, there were 2 million shares of preferred stock, par value $0.01, authorized and unissued.

Stockholder Rights Plan

In Fiscal 2000, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”). Rights under the Rights Plan (“Rights”) were distributed as a dividend at the rate of one Right for each share of common stock held by stockholders of record as of the close of business on May 30, 2000. As a result of 3-for-2 stock splits of the Company’s common stock that occurred in Fiscal 2004 and Fiscal 2002, each share of common stock represents four-ninths of a Right. Each Right entitles stockholders to buy one unit of a share of a new series of preferred stock for $125. No Rights were exercised under the Rights Plan through Fiscal 2010. The Rights Plan expired on May 18, 2010, and the Company’s Board of Directors did not extend its expiration date.

Repurchase Program

On August 19, 2010, the Company’s Board of Directors approved a $100 million expansion of its existing securities repurchase program (the “Repurchase Program”), bringing the total authorized under the Repurchase Program to $400 million, and the total then available for share repurchases to approximately $259.1 million. The Repurchase Program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by the Company’s Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During Fiscal 2010, the Company repurchased 4,201,004 shares of its common stock through open market purchases under the Repurchase Program at a cost of approximately $100 million. During Fiscal 2009, no shares were repurchased under the Repurchase Program. During Fiscal 2008, the Company repurchased 4,108,183 shares of its common stock under the Repurchase Program at a cost of approximately $100.8 million. As of January 29, 2011, approximately $159.1 million remained available under the Repurchase Program.

Subsequent to January 29, 2011, and through the date of this filing, the Company purchased an additional 4,197,097 shares under the Repurchase Program at a cost of approximately $100 million. On March 8, 2011, the Company’s Board of Directors approved an additional $200 million expansion of the Repurchase Program, bringing the total authorized under the Repurchase Program to $600 million. As of the date of this filing, approximately $259.1 million remained available under the Repurchase Program.

Associate Discount Stock Purchase Plan

In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”). Under the terms of the Stock Purchase Plan, as amended, eligible employees may purchase shares of the Company’s common stock quarterly, at a price equal to 85% of the lower of the closing price of the Company’s common stock at the beginning or end of each quarterly stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. On May 19, 2010 and May 15, 2008, the Company’s stockholders approved an increase in the number of shares available for purchase under the Stock Purchase Plan by 1,500,000 and 650,000 shares, respectively. During Fiscal 2010, 152,223 shares were issued pursuant to the Stock Purchase Plan, at an average discount of $2.36 per share. At January 29, 2011, there were 1,611,231 shares available for future issuance under the Stock Purchase Plan. The Company recorded approximately $0.7 million, $0.9 million and $1.2 million in compensation expense related to the Stock Purchase Plan during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Equity and Incentive Compensation Plans (Continued)

Stock Incentive Plans

The Company has established four stock incentive plans (the “Plans”), which are summarized below:

			Shares Reserved		Shares Reserved for Issuance at January 29, 2011	Shares Available for Future Grant
Year Established	Defined Name	Plan Name	Restricted Stock (1)	Total Authorized
1992	1992 Plan	1992 Stock Option and Restricted Stock and Unit Award Plan	713,250	7,200,000	9,000	—
2000	2000 Plan	2000 Stock Option and Restricted Stock Award Plan	562,500	2,250,000	17,875	—
2001	2002 Plan	2002 Stock Option and Restricted Stock and Unit Award Plan	787,500	4,500,000	909,211	69,108
2003	2003 Plan	2003 Equity Incentive Plan	5,760,000	11,750,000	7,112,967	3,037,190

(1)	Included in the number of total authorized shares. The Company may issue restricted stock grants up to the levels provided under each plan, however shares not used for this purpose are available for issuance as stock option grants, except for 150,750 shares under the 1992 Plan.

On May 15, 2008 and May 19, 2010, the Company’s stockholders approved certain amendments to its 2003 Plan, including increasing the total authorized shares reserved for issuance from 5.5 million to 8.75 million shares, and from 8.75 million to 11.75 million shares, respectively.

Stock option awards outstanding under the Company’s Plans are granted at exercise prices which are equal to the market value of the Company’s common stock on the grant date (determined in accordance with the applicable Plan), generally vest over three or four years and expire no later than ten years after the grant date. Each of the Plans also includes an acceleration clause by which all options not exercisable by their terms will, upon the occurrence of certain contingent events, become exercisable. Shares underlying stock award grants are generally issued out of treasury stock. All the Plans allow for restricted stock awards, and the 2002 Plan and 2003 Plan also include restricted unit awards. A restricted unit represents the right to receive a share of common stock and/or the cash value of a share of common stock on the date the restrictions on the restricted unit lapse. The restrictions on restricted stock or restricted unit grants generally lapse over a three or four-year period from the date of the grant. Certain executives also receive performance-based restricted stock or restricted unit grants, which generally vest over three years if certain pre-established goals are met. In the event a grantee terminates employment with the Company, any unvested stock options and any restricted stock or restricted units still subject to restrictions are generally forfeited.

Stock Options

In accordance with ASC 718-10, Compensation – Stock Compensation, the Company recognizes stock option expense equal to the grant date fair value of a stock option on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. As of January 29, 2011, there was $8.9 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted average vesting period of 1.7 years. The total intrinsic value of options exercised was approximately $11.2 million and approximately $2.1 million during Fiscal 2010 and Fiscal 2008, respectively. The total intrinsic value of options exercised during Fiscal 2009 was not material.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Equity and Incentive Compensation Plans (Continued)

Stock Options (Continued)

The following table summarizes stock option activity for the fiscal year ended January 29, 2011:

	Shares	Weighted Average Exercise Price
Options outstanding at January 30, 2010	5,156,228	$17.94
Granted (1)	604,000	19.58
Forfeited or expired	(69,088)	22.55
Exercised	(748,385)	8.80

Options outstanding at January 29, 2011	4,942,755	$19.46

Vested and exercisable at January 29, 2011	2,392,975	$26.29

Options expected to vest at January 29, 2011	1,483,132	$12.83

(1)	Options granted during Fiscal 2010 vest annually over a three year period, and expire ten years after the grant date. Of these, 586,000 vest equally in each of March 2011, 2012 and 2013, 9,000 vest equally on each of April 2011, 2012 and 2013 and 9,000 vest equally in each of July 2011, 2012 and 2013.

The weighted average fair value of options granted during the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, estimated as of the grant date using the Black-Scholes option pricing model, was $9.29, $3.49 and $8.30 per share, respectively. The weighted average remaining contractual term for options outstanding at January 29, 2011 and January 30, 2010 was 6.8 and 7.4 years, respectively. The weighted average remaining contractual term for options vested and exercisable at January 29, 2011 was 5.3 years. The weighted average remaining contractual term for options expected to vest at January 29, 2011 was 8.4 years. At January 29, 2011, the aggregate intrinsic value of options outstanding, options vested and exercisable and options expected to vest was $28.7 million, $4.3 million, and $13.9 million, respectively.

Option valuation models require the input of highly subjective assumptions, including expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The fair value of options granted under the Company’s Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Expected volatility	54.9%	63.1%	42.7%
Risk-free interest rate	2.2%	2.2%	2.5%
Expected life (years)	4.7	4.2	4.2
Dividend yield	—	—	—

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Equity and Incentive Compensation Plans (Continued)

Stock Options (Continued)

The risk-free rate is based on a zero-coupon U.S. Treasury rate in effect at the time of grant with maturity dates that coincide with the expected life of the options. The expected life of the options is based on a calculation of the Company’s historical exercise patterns to estimate future exercise patterns. The expected volatility for grants is based on a simple average of (i) historical volatility of stock price returns using daily closing prices and (ii) the volatility implied by exchange-traded call options to purchase the Company’s common stock, to the extent sufficient data for the latter is available. Historical volatility was calculated as of the grant date using stock price data over periods of time equal in duration to the expected life of the options granted. In assessing implied volatility data, the Company analyzed call option market activity during the three month period preceding the grant date. The Company also considered the volume of market activity of the underlying shares and traded options, the similarity of the exercise prices of traded options to the exercise price of employee stock options during the period and traded options whose terms are close to the expected term of the employee stock options.

Restricted Stock

In accordance with ASC 718-10, the fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant (determined in accordance with the applicable Plan) and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. As of January 29, 2011, there was $3.5 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted average vesting period of 0.9 years. The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 was $19.82, $3.29, and $21.39, respectively. The total fair value of restricted stock awards vested during the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 was $15.2 million, $1.5 million and $6.9 million, respectively.

The following table summarizes restricted stock activity for the fiscal year ended January 29, 2011:

	Time - Based		Performance - Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Restricted stock awards at January 30, 2010	1,360,177	$8.20	436,502		$7.83
Granted	41,827 (1)	20.82	137,098	(2)	19.51
Vested	(784,964)	7.88	(283,927)		18.27
Forfeited	(12,194)	9.38	—		—

Restricted stock awards at January 29, 2011	604,846	$9.46	289,673		$3.13

(1)	Of this amount, 4,500 shares vest equally in each of April 2011, 2012 and 2013, 4,500 shares vest equally in each of July 2011, 2012 and 2013 and the remaining 32,827 shares vest in May 2011.
(2)	Of this amount, 128,765 shares vested immediately on the grant date, and are comprised of 100,000 shares in partial settlement for a bonus earned in connection with the Fiscal 2009 savings under the Company’s Restructuring Program, and 28,765 shares for over-achievement of performance targets for Fiscal 2009 performance vesting restricted stock grants. The remaining 8,333 shares vest 20% in August 2011, and 40% in each of March 2012 and March 2013.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Equity and Incentive Compensation Plans (Continued)

Restricted Units

In March 2010, the Company granted 293,000 time vesting and 169,500 performance vesting restricted unit awards with a grant date fair value of $19.58. Of these, 454,000 were outstanding as of January 29, 2011 and 8,500 were forfeited during Fiscal 2010. The time vesting restricted unit awards vest annually over three years. The performance vesting restricted unit awards vest annually over a three-year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 75% to 125% of the units granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such units, grantees will not earn anything with respect to that tranche. Management’s estimates of the probability and level of achievement related to the performance vesting restricted unit awards is considered in the compensation cost recorded during Fiscal 2010.

Since there were insufficient shares available to settle these restricted unit awards in stock as of the date of grant, they were classified and accounted for as liability awards and were marked-to-market through May 19, 2010. Under mark-to-market accounting, the liability for these awards was remeasured periodically during the period through May 19, 2010 based upon the closing market price of the Company’s common stock. On May 19, 2010, the Company’s shareholders approved an additional 3,000,000 shares under the Company’s 2003 Plan. As such, the Company reserved shares sufficient to cover these restricted unit awards, reclassified the liability of approximately $0.5 million recognized through that date into equity and began accounting for these awards as equity awards as of May 19, 2010. The per share fair value of the restricted unit awards as of May 19, 2010 was $21.10.

In accordance with ASC 718-10, the fair value of restricted units is based on the market price of the Company’s stock on the date of grant (determined in accordance with the applicable Plan) and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. As of January 29, 2011, there was $4.3 million of unrecognized compensation cost related to unvested restricted units, which is expected to be recognized over a remaining weighted average vesting period of 2.1 years.

General

ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. In Fiscal 2010, Fiscal 2009 and Fiscal 2008, stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards that are expected to vest.

ASC 718-10 also requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation arrangements (“excess tax benefits”) be classified as financing cash flows. For the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, excess tax benefits realized from stock-based compensation arrangements were $7.2 million, $0.3 million, and $0.4 million, respectively. The Company received $6.6 million, $0.1 million and $3.9 million in cash from the exercise of stock options during the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

During the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, the Company recognized approximately $21.2 million, $16.1 million and $12.6 million, respectively, in total share-based compensation expense. This stock-based compensation expense is included on the same income statement line as the cash compensation paid to the recipient of the stock-based award. The associated tax benefit recognized in the Consolidated Statements of Operations for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 was approximately $6.7 million, $4.6 million and $3.5 million, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Equity and Incentive Compensation Plans (Continued)

Long-Term Performance Compensation

During Fiscal 2008, the Compensation Committee of the Company’s Board of Directors established, for Vice-Presidents and above, a long-term cash incentive program, the Restricted Cash Program (“RCP”). Under the RCP, corporate operating profit is the performance metric applied for the earning of amounts under the program, and any amounts earned are banked and deferred until the end of the third fiscal year following the earnings period. Consistent with the Company’s long-term business objective of driving revenue growth with strong bottom-line performance, amounts banked during the three-year deferral period are adjusted upwards or downwards by the average percentage increase or decrease, as the case may be, of the Company’s corporate net income performance over the three-year deferral period. Such corporate net income performance may be modified for certain unusual or infrequently occurring events to avoid distorting operating fundamentals and penalizing management for the consequences of such unusual or infrequent events. Amounts banked under the RCP are recorded as compensation expense on a pro-rata basis over the service period, and any adjustments made for changes in corporate net income performance during the deferral period are accounted for as changes in estimate. In order to receive any cash bonus under the RCP, except in limited circumstances, the executive must be employed by the Company at the end of the three-year deferral period.

10. Income Taxes

The provision/(benefit) for income taxes for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 consists of the following:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands)
Federal:
Current	$45,440	$(3,397)	$(19,252)
Deferred	(1,465)	(6,953)	(17,615)

Total federal	43,975	(10,350)	(36,867)

State and local:
Current	1,300	(12)	3,880
Deferred	(515)	1,960	(7,222)

Total state and local	785	1,948	(3,342)

Foreign:
Current	780	579	1,545
Deferred	185	(79)	1,148

Total foreign	965	500	2,693

Total	$45,725	$(7,902)	$(37,516)

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes (Continued)

The reconciliation between the provision/(benefit) for income taxes and the expected provision/(benefit) for income taxes at the U.S. federal statutory rate of 35% for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 is as follows:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(dollars in thousands)
Income/(loss) before income taxes	$119,122	$(26,110)	$(371,422)
Federal statutory rate	35%	35%	35%

Provision/(benefit) for income taxes at federal statutory rate	41,693	(9,139)	(129,998)
State and local income taxes, net of federal income tax benefit	3,031	685	(1,468)
Goodwill impairment charge	—	—	93,412
Prior year tax credits	—	—	2,391
Other	1,001	552	(1,853)

Provision/(benefit) for income taxes	$45,725	$(7,902)	$(37,516)

The tax effects of significant items comprising the Company’s deferred tax assets/(liabilities) as of January 29, 2011 and January 30, 2010 are as follows:

	As of
	January 29, 2011	January 30, 2010
	(in thousands)
Current:
Inventory	$7,661	$7,278
Accrued expenses and other	12,636	19,950
Deferred rent and lease incentives	7,848	8,571

Total current	$28,145	$35,799

Non-current:
Depreciation and amortization	$(64,971)	$(69,827)
Deferred rent and lease incentives	66,725	74,514
Benefits related	22,407	12,131
Other	4,820	2,714
Amounts included in accumulated other comprehensive loss	1,393	2,567

Total non-current	$30,374	$22,099

The income tax provision/(benefit) reflects the current and deferred tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered permanently reinvested, which at January 29, 2011 amounted to approximately $4.1 million. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $0.5 million.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and generally remains open to income tax examinations by relevant tax authorities for tax years beginning with Fiscal 2005. The Company also files income tax returns in foreign jurisdictions and generally remains open to income tax examinations for tax years beginning with Fiscal 2004. The Company is currently under examination for U.S. federal and certain state and local jurisdictions.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes (Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)
Balance at February 2, 2008	$5,446
Additions based on tax positions related to the current year	355
Additions for tax positions of prior years	223
Reductions for tax positions of prior years	(1,352)
Settlements	(1,280)
Lapses in statutes of limitation	(320)

Balance at January 31, 2009	3,072

Additions based on tax positions related to the current year	95
Additions for tax positions of prior years	89
Settlements	(152)
Lapses in statutes of limitation	(34)

Balance at January 30, 2010	3,070

Additions based on tax positions related to the current year	478
Additions for tax positions of prior years	3,925
Reductions for tax positions of prior years	(514)

Balance at January 29, 2011	$6,959

To the extent these unrecognized tax benefits are ultimately recognized, approximately $4.8 million will impact the Company’s effective tax rate in a future period. The Company anticipates that the amount of unrecognized tax benefits may change in the next twelve months. However, it does not expect the change to have a significant impact on its consolidated financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its provision/(benefit) for income taxes. During the fiscal year ended January 29, 2011, the Company recognized approximately $1.2 million of interest and penalties, net of related deferred tax assets, on unrecognized tax benefits. For the fiscal years ended January 30, 2010 and January 31, 2009, interest and penalties recorded on unrecognized tax benefits were immaterial. The Company had approximately $3.7 million and $2.0 million for the payment of interest and penalties accrued at January 29, 2011 and January 30, 2010, respectively.

The Company is subject to periodic audits of its various tax returns by government agencies, which could result in possible income tax liabilities. Although the outcome of these matters cannot currently be determined, the Company believes adequate provision has been made for any potential unfavorable financial statement impact.

11. Retirement Plans

Savings Plan

Substantially all employees of the Company and its subsidiaries who work at least 30 hours per week or who work 1,000 hours during a consecutive 12 month period are eligible to participate in the Company’s 401(k) Plan. Prior to October 1, 2007, participants could contribute to the 401(k) Plan an aggregate of up to 75% of their annual earnings in any combination of pre-tax and after-tax contributions, subject to certain limitations. The Company made a matching contribution of 50% with respect to the first 3% of each participant’s contributions to the 401(k) Plan prior to October 1, 2007. Beginning October 1, 2007, the Company match was increased to 100% with respect to the first 3% and 50% with respect to the second 3% of each participant’s contributions to the 401(k) Plan made on or after October 1, 2007. Effective January 1, 2010, the Company suspended its matching contributions under the 401(k) Plan. Effective January 1, 2011, the Company reinstated the match. The Company’s contributions to the 401(k) Plan for Fiscal 2010, Fiscal 2009 and Fiscal 2008 were approximately $0.1 million, $5.2 million and $5.6 million, respectively.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Retirement Plans (Continued)

Pension Plan

The Company froze its non-contributory defined benefit Pension Plan (the “Pension Plan”) in October 2007. As a result, no additional associates became participants in the Pension Plan, and no additional benefits were earned under the Pension Plan on or after October 1, 2007.

The following table provides information for the Pension Plan at January 29, 2011 and January 30, 2010:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$32,434	$34,322
Interest cost	1,787	2,106
Actuarial (gain)/loss	(195)	1,326
Benefits paid	(2,688)	(5,320)

Projected benefit obligation at end of year	31,338	32,434

Change in plan assets:
Fair value of plan assets at beginning of year	28,673	27,655
Actual return on plan assets	3,795	6,338
Benefits paid	(2,688)	(5,320)

Fair value of plan assets at end of year	29,780	28,673

Funded status at end of year	(1,558)	(3,761)

Net amount included in other liabilities	$(1,558)	$(3,761)

Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	As of
	January 29, 2011	January 30, 2010
	(in thousands)
Non-current liabilities	$(1,558)	$(3,761)

Total	$(1,558)	$(3,761)

The accumulated benefit obligation for the Company’s Pension Plan was approximately $31.3 million and $32.4 million at January 29, 2011 and January 30, 2010, respectively. As a result of the Pension Plan freeze, the accumulated benefit obligation equals the projected benefit obligation.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Retirement Plans (Continued)

Pension Plan (Continued)

The following table summarizes the components of Net Periodic Benefit Cost and other amounts recognized in accumulated other comprehensive (income)/loss:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands)
Net periodic benefit cost:
Interest cost	$1,787	$2,106	$1,977
Expected return on plan assets	(1,673)	(1,601)	(2,315)
Amortization of net loss	300	1,029	50
Settlement loss recognized	338	1,249	1,829

Net periodic benefit cost	752	2,783	1,541

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain)/loss arising during the year	(2,317)	(3,411)	8,693
Settlement charge	(338)	(1,249)	(1,829)
Amortization of net gain	(300)	(1,029)	(50)

Total recognized in other comprehensive (income)/loss	(2,955)	(5,689)	6,814

Total recognized in net periodic benefit cost and other comprehensive (income)/loss	$(2,203)	$(2,906)	$8,355

As a result of the Pension Plan freeze, the Company has no remaining prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost. For the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, the total amount of lump sum payments made to Pension Plan participants exceeded the interest cost for the year. As a result, in Fiscal 2010, Fiscal 2009 and Fiscal 2008, non-cash settlement charges of $0.3 million, $1.2 million and $1.8 million, respectively, were recorded and included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

Amounts recognized in accumulated other comprehensive loss consist of:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010
	(in thousands)
Net actuarial loss	$3,771	$6,726

Total	$3,771	$6,726

For the fiscal years ended January 29, 2011 and January 30, 2010 the following weighted average assumptions were used to determine benefit obligations at the end of the fiscal year:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010
Discount rate	5.75%	6.15%

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Retirement Plans (Continued)

Pension Plan (Continued)

For the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 the following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Discount rate	6.15%	6.75%	5.80%
Long-term rate of return on assets	6.25%	6.25%	6.25%

To develop the expected long-term rate of return on Pension Plan assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the Pension Plan portfolio. The Company assumes that all employees will take lump-sum payouts based on historical payout trends. The discount rate was developed using the Mercer Yield Curve, which consists of spot interest rates for each of the next 30 years and is developed based on pricing and yield information for high quality corporate bonds, whose cash flows mirror the anticipated timing of future benefit payments.

Since the Pension Plan was frozen in October 2007, its goal is to provide all plan benefits and expenses through growth and income from the Pension Plan’s assets, with such employer contributions as may be required in accordance with applicable rules and regulations. Accordingly, in Fiscal 2008, the Company’s investment policy was revised to meet these objectives and specifies a minimum investment of 50% but not more than 70% in debt securities, a minimum investment of 30% but not more than 50% in equity securities and up to 20% in cash and cash equivalents. Pension Plan assets consist primarily of equity and fixed income funds or cash and cash equivalents. The equity securities do not include any of the Company’s common stock. The Pension Plan prohibits transactions investing in direct real estate, venture capital, private placements and purchasing securities on margin or short selling securities. The Pension Plan’s principal investment objectives are: to exceed the policy target index net of fees; to have the equity and fixed income portfolios exceed the Standard & Poor’s 500 Index and the Barclays Capital Aggregate Index, respectively, after fees; and to maintain total portfolio risk equal or less than that of the Pension Plan’s policy target allocation. The Pension Plan’s investment performance guidelines are set and measured against appropriate portfolio benchmarks. The Pension Plan’s goals, objectives, asset allocation policies and funding forecasts are reviewed periodically within any given plan year, or when significant changes have occurred in Pension Plan benefits, participant demographics or funded status.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Retirement Plans (Continued)

Pension Plan (Continued)

As discussed in Note 3, “Investments”, ASC 820-10 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The investments held by the Company’s Pension Plan and their associated level within the fair value hierarchy are shown below:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities. No investments held by the Company’s Pension Plan as of January 29, 2011 were valued using Level 1 inputs.

•

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Mutual funds, money market funds and common collective trusts:

These investments are valued using the Net Asset Value provided by the administrators of the funds. The Net Asset Value is based on the value of the underlying assets owned by the fund or trust, minus its liabilities, and then divided by the number of shares outstanding. The unit price of this investment is not quoted in an active market. However, the unit price is based on underlying investments which are either traded in an active market or are valued based on observable inputs such as market interest rates and quoted prices for similar securities.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. No investments held by the Company’s Pension Plan as of January 29, 2011 required valuation using Level 3 inputs.

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Retirement Plans (Continued)

Pension Plan (Continued)

The following tables segregate all financial assets and liabilities held by the Company’s Pension Plan as of January 29, 2011 and January 30, 2010 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy, based on the inputs used to determine fair value at the measurement date. The classification of assets held by the Pension Plan as of January 30, 2010 was updated to conform to the current year classification:

	January 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Mutual funds:
Foreign large blend	$1,358	$—	$1,358	$—
Foreign large growth	611	—	611	—
Intermediate term bond	10,935	—	10,935	—
Large blend	578	—	578	—
Large growth	3,848	—	3,848	—
Large value	3,352	—	3,352	—
Mid cap blend	1,993	—	1,993	—
Real estate	681	—	681	—
Small blend	720	—	720	—
Small growth	696	—	696	—

Total mutual funds	24,772	—	24,772	—
Common collective trusts	4,818	—	4,818	—
Money market funds	190	—	190

Total assets	$29,780	$—	$29,780	$—

	January 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Mutual funds:
Fixed income	$10,385	$—	$10,385	$—
Large cap stock	7,233	—	7,233	—
International stock	2,030	—	2,030	—
Small cap stock	803	—	803	—
Real estate	774	—	774	—

Total mutual funds	21,225	—	21,225	—
Common collective trusts	6,977	—	6,977	—
Money market funds	471	—	471

Total assets	$28,673	$—	$28,673	$—

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Retirement Plans (Continued)

Pension Plan (Continued)

The benefits expected to be paid under the Pension Plan as of January 29, 2011 are as follows:

Fiscal Year	(in thousands)
2011	$4,392
2012	3,499
2013	3,156
2014	2,829
2015	2,527
2016-2020	9,709

The Company made no contributions to the Pension Plan in Fiscal 2010, Fiscal 2009 or Fiscal 2008. Although the Company was not required to make a contribution to the Pension Plan during these periods, any deterioration in the financial markets or changes in discount rates may require the Company to make a contribution to its Pension Plan in Fiscal 2011.

Non-Qualified Deferred Compensation Plan

Under the Company’s non-qualified deferred compensation plan (the “Deferred Compensation Plan”), certain associates at the vice-president level and above may defer up to 50% of their salary and, prior to January 2011, up to 100% of cash-based performance compensation earned during a calendar year. Beginning in January 2011, those associates may only defer up to 95% of cash-based performance compensation earned during a calendar year. Under the Deferred Compensation Plan, the Company matches the amount of the base and bonus compensation deferred by the executive during the Plan year above the Internal Revenue Code Section 401(a)(17) qualified plan compensation limit as indexed on an annual basis (“Eligible Compensation”). The Company matches 100% on the first 3% of a participants deferred Eligible Compensation, and 50% of a participant’s deferred Eligible Compensation over 3% and up to 6%. Effective January 1, 2010, the Company suspended the match on amounts deferred under the Deferred Compensation Plan on or after that date, and, effective January 1, 2011, the Company reinstated the match. The amounts deferred by the executive and credited to the executive’s deferred compensation account are at all times fully vested. The Company’s matching deferral credited to an executive’s deferred compensation account vests upon the second anniversary of the executive’s date of hire, or earlier upon a change in control (as defined under the Deferred Compensation Plan).

ANNTAYLOR STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Selected Quarterly Financial Data - Unaudited

	Quarter
Fiscal 2010	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$476,181	$483,472	$505,281	$515,261
Gross margin	$282,891	$266,074	$288,776	$266,253
Net income (1) (2)	$22,616	$18,612	$24,196	$7,973

Basic earnings per share (4)	$0.38	$0.32	$0.41	$0.14

Diluted earnings per share (4)	$0.38	$0.31	$0.41	$0.14

	Quarter
Fiscal 2009	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$426,747	$470,229	$462,410	$469,137
Gross margin	$236,858	$246,173	$264,855	$246,449
Net (loss)/income (1) (3)	$(2,314)	$(18,004)	$2,069	$41

Basic (loss)/earnings per share (4)	$(0.04)	$(0.32)	$0.04	$—

Diluted (loss)/earnings per share (4)	$(0.04)	$(0.32)	$0.03	$—

(1)	Includes pre-tax charges related to the Company’s Restructuring Program of approximately $0.4 million, $0.8 million, $0.6 million, and $3.8 million during the first, second, third, and fourth quarter, respectively, of Fiscal 2010, and $1.0 million, $31.1 million, $0.6 million, and $3.7 million during the first, second, third and fourth quarter, respectively, of Fiscal 2009. See Note 2, “Restructuring Charges”, for further discussion.
(2)	Includes approximately $1.6 million related to certain state income tax credits recorded by the Company during the fourth quarter of Fiscal 2010.
(3)	Includes pre-tax asset impairment charges of approximately $15.3 million during the third quarter of Fiscal 2009. See Note 1, “Summary of Significant Accounting Policies”, for further discussion.
(4)	The sum of the quarterly per share data may not equal the annual amounts due to quarterly changes in the weighted average shares and share equivalents outstanding.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

Exhibit No.	Document
3.1	Restated Certificate of Incorporation of the Company (as amended through April 27, 2006). Incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Company for the Quarter ended April 29, 2006 filed on June 7, 2006.

3.2	Bylaws of the Company (as amended through January 27, 2009). Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company filed on January 30, 2009.

4.1	Amended and Restated Rights Agreement, dated as of May 1, 2001, between the Company and Mellon Investor Services LLC. Incorporated by reference to Exhibit 1 of Form 8-A/A No. 1 of the Company filed on May 24, 2001.

10.1	Third Amended and Restated Credit Agreement, dated as of April 23, 2008 (the “Credit Agreement”), by and among AnnTaylor, Inc., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, Bank of America, N.A., as administrative and collateral agent and JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and RBS Citizens, N.A. as syndication agents. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended October 30, 2010 filed on November 19, 2010.

10.2	Third Amended and Restated Pledge and Security Agreement, dated as of April 23, 2008, by AnnTaylor, Inc., AnnTaylor Stores Corporation, Annco, Inc., AnnTaylor Distribution Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company for the Quarter ended October 30, 2010 filed on November 19, 2010.

10.3	Third Amended and Restated Parent Guaranty, dated as of April 23, 2008, made by AnnTaylor Stores Corporation in favor of Bank of America, N.A., in its capacity as administrative agent for each of the lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed on April 29, 2008.

10.4	Trademark Security Agreement, dated as of April 23, 2008, made by Annco, Inc., in favor of Bank of America, N.A., in its capacity as administrative agent for each of the lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company for the Quarter ended October 30, 2010 filed on November 19, 2010.

10.5	Trademark Assignment Agreement, dated July 15, 2009, between AnnTaylor Sourcing Far East Limited, Annco, Inc. and Guangzhou Pan Yu San Yuet Fashion Manufactory Ltd. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company for the Quarter ended October 30, 2010 filed on November 19, 2010.

10.6	Agreement of Lease, dated as of August 3, 2004, between the Company and No. 1 Times Square Development LLC. Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company for the Quarter ended July 31, 2004 filed on September 8, 2004.

10.7	Amended and Restated Tax Sharing Agreement, dated as of November 10, 2003, between the Company and AnnTaylor, Inc. Incorporated by reference to Exhibit 10.2 to the Form 10-K of the Company filed on March 25, 2004.

10.8†	The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, Amended and Restated as of February 23, 1994 (the “1992 Plan”). Incorporated by reference to Exhibit 10.15 to the Form 10-K of the Company filed on May 1, 1997.

10.8.1†	First Amendment to the 1992 Plan, amended as of February 20, 1997. Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of the Company for the Quarter ended August 2, 1997 filed on September 12, 1997.

10.8.2†	January 16, 1998 Amendment to the 1992 Plan, as amended. Incorporated by reference to Exhibit 10 to the Form 8-K of the Company filed on March 13, 1998.

10.8.3†	May 12, 1998 Amendment to the 1992 Plan, as amended. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of the Company for the Quarter ended May 2, 1998 filed on June 16, 1998.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

10.8.4†	Amendment to the 1992 Plan, effective as of March 10, 2000. Incorporated by reference to Exhibit 10.8.4 to the Form 10-K of the Company filed on April 18, 2000.

10.8.5†	Second Restated Amendment to the 1992 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended July 31, 2004 filed on September 8, 2004.

10.8.6†	Amendment to the 1992 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.4.8 to the Form 10-K of the Company filed on March 23, 2006.

10.9†	The AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan (the “2000 Plan”). Incorporated by reference to Exhibit 10.4 to the Form 10-K of the Company filed on April 1, 2003.

10.9.1†	First Amendment to the 2000 Plan, effective as of January 29, 2002. Incorporated by reference to Exhibit 10.18.1 to the Form 10-K of the Company filed on April 4, 2002.

10.9.2†	Second Restated Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company for the Quarter ended July 31, 2004 filed on September 8, 2004.

10.9.3†	Third Amendment to the 2000 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.5.5 to the Form 10-K of the Company filed on March 23, 2006.

10.9.4†	Fourth Amendment to the 2000 Plan, effective as of March 13, 2008. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company for the Quarter ended May 3, 2008 filed on May 29, 2008.

10.10†	The AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan (the “2002 Plan”). Incorporated by reference to Exhibit 10.9 to the Form 10-K of the Company filed on April 4, 2002.

10.10.1†	First Amendment to the 2002 Plan, effective as of March 11, 2003. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended May 3, 2003 filed on June 13, 2003.

10.10.2†	Second Restated Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company for the Quarter ended July 31, 2004 filed on September 8, 2004.

10.10.3†	Third Amendment to the 2002 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.6.5 to the Form 10-K of the Company filed on March 23, 2006.

10.10.4†	Fourth Amendment to the 2002 Plan, effective as of March 13, 2008. Incorporated by reference to Exhibit 10.9 to the Form 10-Q of the Company for the Quarter ended May 3, 2008 filed on May 29, 2008.

10.11†	The AnnTaylor Stores Corporation 2003 Equity Incentive Plan (the “2003 Plan”), as amended through March 10, 2010. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended May 1, 2010 filed on May 21, 2010.

10.12†	Amended and Restated AnnTaylor Stores Corporation Management Performance Compensation Plan (the “ATIP”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 18, 2007.

10.12.1†	Amendment to the ATIP, effective as of March 13, 2008. Incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company for the Quarter ended May 3, 2008 filed on May 29, 2008.

10.12.2†	Second Amendment to the ATIP, effective as of March 5, 2009. Incorporated by reference to Exhibit 10.12.2 to the Form 10-K of the Company filed on March 9, 2009.

10.13†	AnnTaylor Stores Corporation Deferred Compensation Plan, as amended through August 18, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on August 24, 2005.

10.14*†	AnnTaylor Stores Corporation Non-Qualified Deferred Compensation Plan, as amended and restated as of November 17, 2010.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

10.15†	AnnTaylor Stores Corporation 2004 Long-Term Cash Incentive Plan (the “LTCIP”). Incorporated by reference to Exhibit B to the Proxy Statement of the Company filed on March 25, 2004.

10.15.1†	Amendment to the LTCIP, effective as of March 13, 2008. Incorporated by reference to Exhibit 10.10 to the Form 10-Q of the Company for the Quarter ended May 3, 2008 filed on May 29, 2008.

10.16†	AnnTaylor Stores Corporation Special Severance Plan, as amended through August 21, 2008. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company for the Quarter ended November 1, 2008 filed on November 21, 2008.

10.17†	Form of 2002 Plan Non-Qualified Stock Option Agreement (Time-Vesting Options for Directors). Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on October 29, 2004.

10.18†	Form of 2003 Plan Non-Statutory Stock Option Agreement (Time-Vesting Options for Directors). Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on October 29, 2004.

10.19†	Form of 2003 Plan Restricted Stock Award Agreement for Non-Employee Directors (Time-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed on May 16, 2006.

10.20†	Form of 2000 Plan Non-Qualified Stock Option Agreement (Time-Vesting Options). Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company for the Quarter ended May 5, 2007 filed on June 8, 2007.

10.21†	Form of 2002 Plan Non-Qualified Stock Option Agreement (Time-Vesting Options). Incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company for the Quarter ended May 5, 2007 filed on June 8, 2007.

10.22†	Form of 2003 Plan Non-Statutory Stock Option Agreement (Time-Vesting Options). Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on May 16, 2006.

10.23†	Form of 2000 Plan Restricted Stock Award Agreement (Time-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.9 to the Form 10-Q of the Company for the Quarter ended April 29, 2006 filed on June 7, 2006.

10.24†	Form of 2002 Plan Restricted Stock Award Agreement (Time-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company for the Quarter ended April 29, 2006 filed on June 7, 2006.

10.25†	Form of 2003 Plan Restricted Stock Award Agreement (Time-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on May 16, 2006.

10.26†	Form of 2002 Plan Restricted Stock Award Agreement (Performance-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.29 to the Form 10-K of the Company filed on April 1, 2005.

10.27†	Form of 2003 Plan Restricted Stock Award Agreement (Performance-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.30 to the Form 10-K of the Company filed on April 1, 2005.

10.28†	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on August 24, 2005.

10.29†	Summary of Compensation Arrangements for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended July 31, 2010 filed on August 20, 2010.

10.30†	Employment Agreement, effective as of October 1, 2005, between the Company and Katherine Lawther Krill. Incorporated by reference to Exhibit 10 to the Form 8-K of the Company filed on November 23, 2005.

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

10.30.1†	Amendment to Employment Agreement, effective as of December 19, 2008, between the Company and Katherine Lawther Krill. Incorporated by reference to Exhibit 10.32.1 to the Form 10-K of the Company filed on March 9, 2009.

10.31†	Letter Agreement, executed August 7, 2008, between the Company and Christine Beauchamp. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended August 2, 2008 filed on August 22, 2008.

10.32†	Letter Agreement, executed November 1, 2008, between the Company and Gary Muto. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company for the Quarter ended November 1, 2008 filed on November 21, 2008.

10.33†	Letter Agreement, executed September 10, 2007, between the Company and Michael J. Nicholson. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on September 17, 2007.

10.34†	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated August 7, 2008, between the Company and Christine Beauchamp. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company for the Quarter ended August 2, 2008 filed on August 22, 2008.

10.35†	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated November 6, 2008, between the Company and Gary Muto. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended November 1, 2008 filed on November 21, 2008.

10.35.1†	Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Gary Muto, effective November 24, 2008. Incorporated by reference to Exhibit 10.37.1 to the Form 10-K of the Company filed on March 9, 2009.

10.36†	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Brian Lynch. Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company for the Quarter ended August 2, 2008 filed on August 22, 2008.

10.36.1†	Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Brian Lynch, effective December 18, 2008. Incorporated by reference to Exhibit 10.38.1 to the Form 10-K of the Company filed on March 9, 2009.

10.37†	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Michael Nicholson. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company for the Quarter ended August 2, 2008 filed on August 22, 2008.

10.38†	Form of 2003 Plan Restricted Unit Award Agreement (Time-Vesting Restricted Units). Incorporated by reference to Exhibit 10.41 to the Form 10-K of the Company filed on March 12, 2010.

10.39†	Form of 2003 Plan Restricted Unit Award Agreement (Performance-Vesting Restricted Units). Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company for the Quarter ended October 30, 2010 filed on November 19, 2010.

21	Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Form 10-K of the Company filed on April 1, 2003.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance

101.SCH‡	XBRL Taxonomy Extension Schema

101.CAL‡	XBRL Taxonomy Extension Calculation

101.DEF‡	XBRL Taxonomy Extension Definition

ANNTAYLOR STORES CORPORATION

EXHIBIT INDEX

101.LAB‡	XBRL Taxonomy Extension Labels

101.PRE‡	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.
°	Furnished electronically herewith.
†	Management contract or compensatory plan or arrangement.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.