Form 10-Q
period 2011-04-30
ANN INC.
filed 2011-05-20
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-10738

ANN INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3499319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Times Square, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

(212) 541-3300

(Registrant’s telephone number, including area code)

AnnTaylor Stores Corporation

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 16, 2011
Common Stock, $.0068 par value	52,053,197

Statement Regarding Forward-Looking Disclosures

Certain sections of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. Forward-looking statements also include representations of the expectations or beliefs of ANN INC. (the “Company”), formerly AnnTaylor Stores Corporation, concerning future events that involve risks and uncertainties, including:

•	the Company’s ability to anticipate and respond to changing client preferences and fashion trends and provide a balanced assortment of merchandise that satisfies client demands in a timely manner;

•	the effectiveness of the Company’s brand awareness and marketing programs, and its ability to maintain the value of its brands;

•	the Company’s ability to manage inventory levels and changes in merchandise mix;

•	the impact of fluctuations in sourcing costs, in particular increases in the costs of raw materials, labor, fuel and transportation;

•

the Company’s ability to successfully upgrade and maintain its information systems, including adequate system security controls, successful transitioning of certain information technology functions to third parties and the ability to operate in accordance with its business continuity plan in the event of a disruption;

•	the performance and operation of the Company’s websites and the risks associated with Internet sales;

•	the Company’s reliance on key management and its ability to hire, retain and train qualified associates;

•	the Company’s ability to successfully manage store growth and optimize the productivity and profitability of its store portfolio;

•

the Company’s reliance on foreign sources of production and the associated risks of doing business in foreign markets, including fluctuations in the value of the U.S. dollar against foreign currencies, the imposition of duties or other possible trade law or import restrictions, including legislation relating to import quotas, and financial or political instability in any of the countries in which the Company’s merchandise is manufactured;

•

the Company’s reliance on third party manufacturers and key vendors, including operational risks such as reduced production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines;

•	the Company’s ability to secure and protect trademarks and other intellectual property rights;

•	the Company’s ability to successfully execute brand goals, objectives and new concepts;

•

the Company’s dependence on its Louisville distribution center and third-party transportation companies, including any significant interruptions due to work stoppages, slowdowns or strikes by employees of the transportation companies;

•	the continuation of depressed levels of consumer spending and consumer confidence resulting from the worldwide economic downturn and financial crisis;

•	the impact of a privacy breach and the resulting effect on the Company’s business and reputation;

•	a significant change in the regulatory environment applicable to the Company’s business and the Company’s ability to comply with legal and regulatory requirements;

•	the failure by independent manufacturers to comply with the Company’s social compliance program requirements;

•	the effect of continued uncertainty in the global economy on the Company’s liquidity and capital resources;

•	the effect of competitive pressures from other retailers;

•	the impact on the Company’s stock price of fluctuations in the Company’s level of sales and earnings growth;

•

acts of war or terrorism in the United States or worldwide, and the potential impact of natural disasters and public health concerns, including severe infectious diseases, particularly on the Company’s foreign sourcing offices and the manufacturing operations of the Company’s vendors;

•	the Company’s ability to sustain the results of its restructuring program;

•	the Company’s ability to realize its deferred tax assets;

•	the effect of external economic factors on the Company’s future funding obligations for its defined benefit pension plan;

•	the Company’s dependence on shopping malls and other retail centers to attract customers; and

•	the impact of potential consolidation of commercial and retail landlords on the Company’s ability to negotiate favorable rental terms.

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

ANN INC. (formerly AnnTaylor Stores Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters Ended April 30, 2011 and May 1, 2010

(unaudited)

	Quarter Ended
	April 30, 2011	May 1, 2010
	(in thousands, except per share amounts)

Net sales	$523,628	$476,181
Cost of sales	223,676	193,290

Gross margin	299,952	282,891
Selling, general and administrative expenses	254,033	243,799
Restructuring charges	—	385

Operating income	45,919	38,707
Interest income	235	226
Interest expense	280	405

Income before income taxes	45,874	38,528
Income tax provision	18,560	15,912

Net income	$27,314	$22,616

Earnings per share:

Basic earnings per share	$0.52	$0.38

Weighted average shares outstanding	52,082	57,406

Diluted earnings per share	$0.51	$0.38

Weighted average shares outstanding, assuming dilution	53,089	58,393

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC. (formerly AnnTaylor Stores Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

April 30, 2011, January 29, 2011 and May 1, 2010

(unaudited)

	April 30, 2011	January 29, 2011	May 1, 2010
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$104,295	$226,644	$207,129
Short-term investments	—	—	5,704
Accounts receivable	28,126	17,501	31,582
Merchandise inventories	223,628	193,625	199,620
Refundable income taxes	26,511	26,631	24,443
Deferred income taxes	26,163	28,145	32,281
Prepaid expenses and other current assets	58,169	57,367	43,539

Total current assets	466,892	549,913	544,298
Property and equipment, net	342,811	332,489	348,055
Deferred income taxes	26,950	31,224	32,071
Other assets	12,704	13,194	8,042

Total assets	$849,357	$926,820	$932,466

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$100,734	$97,330	$90,208
Accrued salaries and bonus	15,533	29,346	18,144
Current portion of long-term performance compensation	14,575	—	—
Accrued tenancy	42,523	42,620	43,608
Gift certificates and merchandise credits redeemable	41,264	49,103	39,455
Accrued expenses and other current liabilities	61,567	63,509	87,291

Total current liabilities	276,196	281,908	278,706
Deferred lease costs	163,439	165,321	175,754
Deferred income taxes	966	850	1,119
Long-term performance compensation, less current portion	23,296	32,299	15,757
Other liabilities	23,314	22,997	16,893

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516, 82,554,516 and 82,489,828 shares issued, respectively	561	561	561
Additional paid-in capital	794,924	801,140	782,119
Retained earnings	515,005	487,691	436,910
Accumulated other comprehensive loss	(2,316)	(2,378)	(4,078)
Treasury stock, 30,514,994, 27,205,853 and 23,698,496 shares, respectively, at cost	(946,028)	(863,569)	(771,275)

Total stockholders’ equity	362,146	423,445	444,237

Total liabilities and stockholders’ equity	$849,357	$926,820	$932,466

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC. (formerly AnnTaylor Stores Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended April 30, 2011 and May 1, 2010

(unaudited)

	Quarter Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Operating activities:
Net income	$27,314	$22,616
Adjustments to reconcile net income to net cash (used for)/provided by operating activities:
Deferred income taxes	6,410	(5,383)
Depreciation and amortization	23,026	24,822
Loss on disposal and write-down of property and equipment	212	1,024
Stock-based compensation	6,003	5,957
Non-cash interest and other non-cash items	(41)	575
Non-cash restructuring charges	—	174
Tax benefit from exercise/vesting of stock awards	5,931	2,552
Changes in assets and liabilities:
Accounts receivable	(10,595)	(12,315)
Merchandise inventories	(30,003)	(30,950)
Prepaid expenses and other current assets	(802)	2,074
Refundable income taxes	120	486
Other non-current assets and liabilities, net	4,037	(929)
Accounts payable and accrued expenses	(33,208)	3,145

Net cash (used for)/provided by operating activities	(1,596)	13,848

Investing activities:
Purchases of marketable securities	(366)	(437)
Sales of marketable securities and short term investments	—	54
Purchases of property and equipment	(27,629)	(8,332)

Net cash used for investing activities	(27,995)	(8,715)

Financing activities:
Proceeds from the issuance of common stock pursuant to the Associate Discount Stock Purchase Plan	780	754
Proceeds from exercise of stock options	5,198	410
Excess tax benefits from stock-based compensation	6,818	1,027
Repurchases of common and restricted stock	(104,897)	(5,318)
Repayments of fixed asset financing and capital lease obligations	(456)	(227)
Proceeds from fixed asset financing and capital leases	—	859
Change in trade payable program, net	(201)	—

Net cash used for financing activities	(92,758)	(2,495)

Net (decrease)/increase in cash	(122,349)	2,638
Cash and cash equivalents, beginning of period	226,644	204,491

Cash and cash equivalents, end of period	$104,295	$207,129

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$221	$332

Cash paid during the period for income taxes	$7,405	$761

Property and equipment acquired through capital lease	$—	$762

Accrual for purchases of property and equipment	$17,972	$8,434

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC. (formerly AnnTaylor Stores Corporation)

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

The results of operations for the 2011 interim period presented in the Condensed Consolidated Financial Statements (unaudited) are not necessarily indicative of results to be expected for Fiscal 2011.

The January 29, 2011 Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheets of ANN INC. (the “Company”), formerly AnnTaylor Stores Corporation, included in its Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Detailed footnote information is not included in this Report. The financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

2.	Recent Accounting Pronouncements

Recently Adopted Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During Fiscal 2009, the Company early adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The Company adopted the remaining disclosure requirements in the first quarter of Fiscal 2011. The adoption of the remaining disclosure requirements of ASU 2010-06 did not have any impact on the Company’s Condensed Consolidated Financial Statements or notes thereto.

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 amends ASC 605-10, Revenue Recognition, and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 during the first quarter of Fiscal 2011. The adoption of ASU 2009-13 did not have any impact on the Company’s Condensed Consolidated Financial Statements.

ANN INC. (formerly AnnTaylor Stores Corporation)

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

The following tables segregate all financial assets and liabilities of the Company as of April 30, 2011, January 30, 2011 and May 1, 2010 that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement date:

	April 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$3,313	$397	$2,916	$—

Total assets	$3,313	$397	$2,916	$—

	January 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$2,804	$103	$2,701	$—

Total assets	$2,804	$103	$2,701	$—

ANN INC. (formerly AnnTaylor Stores Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3.	Fair Value Measurements (Continued)

	May 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$2,269	$—	$2,269	$—
Auction rate securities (2)	5,690	—	—	5,690
Put option on auction rate securities (3)	309	—	—	309

Total assets	$8,268	$—	$2,269	$5,999

(1)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain associates at the vice-president level and above. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust. The classification of prior year amounts was updated to reflect current year classification.
(2)	Auction rate securities were valued using a discounted cash-flow analysis. The model considered factors that reflected assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security was expected to have a successful auction; and risks associated with uncertainties in the credit market. The amount presented excludes accrued interest.
(3)	Under the terms of the settlement agreement with UBS AG (“UBS”), the Company received certain auction rate security rights. These rights were accounted for as a put option and were valued using a discounted cash-flow method.

For the quarter ended April 30, 2011, no non-financial assets or liabilities measured at fair value on a non-recurring basis were impaired. For the quarter ended May 1, 2010 the impairment charges related to non-financial assets or liabilities measured at fair value on a non-recurring basis were immaterial.

At April 30, 2011, the Company believes that the carrying value of cash and cash equivalents, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

4.	Restructuring Charges

In connection with its multi-year strategic restructuring program (the “Restructuring Program”) launched during the fourth quarter of Fiscal 2007, the Company recognized approximately $0.4 million in restructuring costs during the first quarter of Fiscal 2010. There were no such charges recorded during the first quarter of Fiscal 2011.

ANN INC. (formerly AnnTaylor Stores Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4.	Restructuring Charges (Continued)

The following tables detail information related to restructuring charges recorded during the quarter ended May 1, 2010, and the restructuring-related liability balances on April 30, 2011 and May 1, 2010:

	Quarter ended April 30, 2011
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at January 29, 2011	$—	$(2,177)	$(3,404)	$(5,581)
Cash payments	—	476	571	1,047
Non-cash adjustments	—	113 (2)	238 (2)	351

Balance at April 30, 2011	$—	$(1,588)	$(2,595)	$(4,183)

	Quarter ended May 1, 2010
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at January 30, 2010	$—	$(2,382)	$(4,401)	$(6,783)
Restructuring provision	(81)	155 (2)	(459)	(385)
Cash payments	—	1,406	1,372	2,778
Non-cash adjustments	81	—	93	174

Balance at May 1, 2010	$—	$(821)	$(3,395)	$(4,216)

(1)	Asset impairment charges represent the write-down of store assets to their estimated fair value for those store locations identified for closure under the Company’s Restructuring Program.
(2)	Represents adjustments to the restructuring accruals due to changes in accounting estimates. For the quarter ended April 30, 2011, these adjustments were included in “Selling, general and administrative expenses” due to immateriality.

Restructuring-related severance accruals are included in “Accrued salaries and bonus” on the Company’s Condensed Consolidated Balance Sheets as of April 30, 2011, January 29, 2011, and May 1, 2010. Other restructuring-related accruals are included in “Accrued tenancy,” “Accrued expenses and other current liabilities,” and “Other liabilities,” as applicable, on the Company’s Condensed Consolidated Balance Sheets as of April 30, 2011, January 29, 2011, and May 1, 2010.

5.	Net Income Per Share

Basic earnings per share is calculated by dividing net income associated with common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method discussed in ASC 260-10, Earnings Per Share.

ANN INC. (formerly AnnTaylor Stores Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5.	Net Income Per Share (Continued)

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

The following table presents a reconciliation of basic and diluted earnings per share for the quarters ended April 30, 2011 and May 1, 2010.

	Quarter Ended
	April 30, 2011			May 1, 2010
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Net income	$27,314			$22,616
Less net income associated with participating securities	460			521

Basic earnings per share	$26,854	52,082	$0.52	$22,095	57,406	$0.38

Diluted Earnings per Share

Net income	$27,314			$22,616
Less net income associated with participating securities	451			512
Effect of dilutive securities		1,007			987

Diluted earnings per share	$26,863	53,089	$0.51	$22,104	58,393	$0.38

For the quarters ended April 30, 2011 and May 1, 2010, non-participating securities (stock options) representing 1,716,033 and 3,123,905 shares of common stock, respectively, were excluded from the above computations of weighted-average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods.

6.	Share-based Payments

Stock Incentive Plans

During the quarters ended April 30, 2011, and May 1, 2010, the Company recognized approximately $6.0 million and $6.4 million, respectively, of share-based compensation expense. As of April 30, 2011, there was $13.1 million, $10.5 million, and $4.4 million of unrecognized compensation cost related to unvested stock options, unvested restricted stock awards, and unvested restricted unit awards, respectively, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years, 2.2 years, and 1.7 years, respectively.

ANN INC. (formerly AnnTaylor Stores Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.	Share-based Payments (Continued)

Stock Options

The following table summarizes stock option activity for the quarter ended April 30, 2011:

	Quarter Ended April 30, 2011
	Shares	Weighted - Average Exercise Price
Options outstanding at January 29, 2011	4,942,755	$19.46
Granted (1)	499,250	27.62
Exercised (2)	(519,548)	9.31
Forfeited or expired	(3,075)	27.32

Options outstanding at April 30, 2011	4,919,382	21.36

Vested and exercisable at April 30, 2011	2,662,393	$26.03

Options expected to vest at April 30, 2011	1,561,636	$17.41

(1)	Options granted during the quarter ended April 30, 2011 vest annually over a three year period, and expire ten years after the grant date.
(2)	Shares issued in connection with option exercises are generally issued from treasury stock.

The weighted-average fair value of options granted during the quarters ended April 30, 2011 and May 1, 2010, estimated as of the grant date using the Black-Scholes option pricing model, was $13.22 and $9.29 per share, respectively.

The fair value of options granted under the Company’s stock plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended
	April 30, 2011	May 1, 2010
Expected volatility	57.1%	54.8%
Risk-free interest rate	1.8%	2.2%
Expected life (years)	4.54	4.65
Dividend yield	—	—

The Company estimates the volatility of its common stock at the date of grant based on an average of its historical volatility and the implied volatility of publicly traded options on its common stock.

ANN INC. (formerly AnnTaylor Stores Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.	Share-based Payments (Continued)

Restricted Stock

The following table summarizes restricted stock activity for the quarter ended April 30, 2011:

	Time - Based			Performance - Based
	Number of Shares		Weighted - Average Grant Date Fair Value	Number of Shares		Weighted - Average Grant Date Fair Value
Restricted stock awards at January 29, 2011	604,846		$9.46	289,673		$3.13
Granted	255,032	(1)	27.62	181,571	(2)	27.88
Vested	(256,083	)(3)	9.80	(189,908	)(3)	6.37
Forfeited	—		—	—		—

Restricted stock awards at April 30, 2011	603,795		$16.99	281,336		$16.92

(1)	Of this amount, 249,625 shares vest equally in each of March 2012, 2013 and 2014 and the remaining 5,407 shares vest in March 2014.
(2)	Of this amount, 135,500 shares vest over a three year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 75% to 125% of the shares granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such shares, grantees will not earn any shares with respect to that tranche. The remaining 46,071 of these shares were performance vesting restricted stock which vested in March and April 2011 and were earned in connection with over-achievement of Fiscal 2010 performance targets.
(3)	Shares returned to cover employee tax withholding obligations are returned to treasury stock.

Restricted Units

The following table summarizes restricted unit activity for the quarter ended April 30, 2011:

	Time - Based			Performance - Based
	Number of Shares		Weighted - Average Grant Date Fair Value	Number of Shares		Weighted - Average Grant Date Fair Value
Restricted unit awards at January 29, 2011	284,500		$19.58	169,500		$19.58
Vested	(94,813	)(1)	19.58	(56,496	)(1)	19.58

Restricted unit awards at April 30, 2011	189,687		$19.58	113,004		$19.58

(1)	Shares issued from treasury stock.

ANN INC. (formerly AnnTaylor Stores Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.	Debt and Other Financing Arrangements

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

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $14.7 million, $17.6 million and $12.1 million as of April 30, 2011, January 29, 2011 and May 1, 2010, respectively, leaving a remaining available balance for loans and letters of credit of $184.0 million, $120.2 million and $168.6 million, respectively. There were no borrowings outstanding under the Credit Facility at April 30, 2011, January 29, 2011, May 1, 2010 or as of the date of this filing.

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

The Credit Facility permits the Company to pay cash dividends (and permits dividends by AnnTaylor, Inc. to fund such cash dividends) subject to certain Liquidity requirements (as defined in the Credit Facility) and other conditions as set forth in the Credit Facility. Subject, in some cases, to specific exceptions, certain subsidiaries of the Company are also permitted to pay dividends to the Company to fund certain taxes owed by the Company, fund ordinary operating expenses of the Company not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year and for certain other stated purposes.

The lenders have been granted a pledge of the common stock of AnnTaylor, Inc. and certain of its subsidiaries, and a security interest in substantially all real and personal property (other than leasehold interests) and other assets of AnnTaylor, Inc. and certain of its subsidiaries, as collateral for its obligations under the Credit Facility.

Other

In the second quarter of Fiscal 2010, the Company entered into a vendor financing program (the “Trade Payable Program”) with a financing company. Under the Trade Payable Program, the financing company makes accelerated and discounted payments to the Company’s vendors and the Company, in turn, makes its regularly-scheduled full vendor payments to the financing company. As of April 30, 2011 and January 29, 2011, there was $3.2 million and $3.4 million outstanding, respectively, under the Trade Payable Program, which is included in “Accrued expenses and other current liabilities” on the Company’s Condensed Consolidated Balance Sheets. There was no balance as of May 1, 2010.

ANN INC. (formerly AnnTaylor Stores Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8.	Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarter Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Net periodic pension cost:
Interest cost	$416	$458
Expected return on plan assets	(428)	(408)
Amortization of actuarial loss	24	128

Net periodic pension cost	$12	$178

The Company froze its noncontributory defined benefit pension plan in October 2007. The Company was not required to make and did not make any contributions to its pension plan during the quarters ended April 30, 2011 and May 1, 2010.

9.	Securities Repurchase Program

On March 8, 2011, the Company’s Board of Directors approved a $200 million expansion of its existing securities repurchase program (the “Repurchase Program”), bringing the total authorized under the Repurchase Program to $600 million. As of April 30, 2011, approximately $259.1 million remained available under the Repurchase Program. The Repurchase Program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by the Company’s Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During the quarter ended April 30, 2011, the Company repurchased 4,197,097 shares of its common stock through open market purchases under the Repurchase Program at a cost of $100 million. There were no repurchases made under the Repurchase Program during the quarter ended May 1, 2010.

10.	Income Taxes

The following table presents the Company’s effective income tax rate for the quarters ended April 30, 2011 and May 1, 2010:

	Quarter Ended
	April 30, 2011	May 1, 2010

Effective income tax rate	40.5%	41.3%

The Company’s effective income tax rate decreased as compared to the comparable 2010 period, primarily due to changes in the mix of earnings in various state taxing jurisdictions and certain other discrete items.

ANN INC. (formerly AnnTaylor Stores Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

11.	Comprehensive Income

The components of comprehensive income are shown below:

	Quarter Ended
	April 30, 2011	May 1, 2010
	(in thousands)

Net income	$27,314	$22,616
Amortization of actuarial loss, net of taxes of approximately ($39) and $47, respectively	62	80

Comprehensive income	$27,376	$22,696

12.	Legal Proceedings

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

General

ANN INC. (formerly AnnTaylor Stores Corporation), through its wholly-owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor” and “LOFT” brands. Unless the context indicates otherwise, all references to “we”, “our”, “us” and “the Company” refer to ANN INC. and its wholly-owned subsidiaries.

Ann Taylor is an aspirational luxury brand that offers modern style while remaining true to its legacy as a destination for every generation of working women, with timeless wear-now and wear-to-work fashion of impeccable quality at compelling prices. LOFT provides versatile, accessible and affordable fashion that delivers feminine appeal, special and unexpected details, and a flattering fit. LOFT connects with women on a genuine level, providing fashion advice, ideas and inspiration that make the client’s style aspirations attainable.

Our Ann Taylor and LOFT brands offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a strategy to provide modern styles that are versatile across all occasions and needs. We offer updated past season best sellers from the Ann Taylor and LOFT merchandise collections at our Ann Taylor Factory and LOFT Outlet stores, respectively, and our clients can also shop online at www.anntaylor.com and www.LOFT.com (together, our “Online Stores”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444. As of April 30, 2011, we operated 923 stores in 46 states, the District of Columbia and Puerto Rico.

Management Overview

During the first quarter of Fiscal 2011, we achieved double-digit increases in total net sales, net income and diluted earnings per share compared with the first quarter of Fiscal 2010. These results reflect the combined benefit of profitable sales growth at both brands, as well as the benefit of increased SG&A cost leverage and continued expense management across the Company. Our focus on driving top-line productivity by delivering compelling merchandise assortments, client service and value at both brands resulted in net sales growth of 10% compared to last year, to $523.6 million, and a strong gross margin rate of 57.3%. These factors resulted in a significant 20% increase in net income to $27.3 million, which when combined with the impact of our recent share repurchase activity, contributed to a 34% increase in diluted earnings per share, to $0.51, up from $0.38 in the first quarter of Fiscal 2010.

At the Ann Taylor brand, our spring merchandise assortments reflected the brand’s modern and chic aesthetic, as well as our heritage as an iconic destination for fashionable women’s wear-to-work and sportswear attire. In addition to this successful merchandise strategy, the brand executed an effective promotional strategy, which resulted in the delivery of strong comparable sales results and solid gross margin performance for the quarter. First quarter comparable sales for the brand increased 15.3%, including a 13.7% increase at Ann Taylor stores, a 43.1% increase at anntaylor.com and a 9.2% increase at Ann Taylor Factory. These comparable sales results built on the 16.4% comparable sales increase the brand achieved during the first quarter of Fiscal 2010.

At LOFT, we continued to focus on delivering feminine, casual, high-quality fashion at great value. Our merchandise collections were well-received at all channels of the brand, and the merchandise assortment at LOFT stores represented a good balance of feminine basics and fashion. However, light inventories in key categories of high demand at LOFT stores and LOFT.com constrained sales results in these channels, despite our efforts to meet client demand by accelerating March and April merchandise deliveries. In addition, our petites business at LOFT stores was soft. Excluding the petites business, comparable sales results at LOFT stores for the balance of the merchandise assortment were positive. The LOFT brand met the challenge of a competitive retail environment by stepping up promotional activity. Despite light inventories, our promotional strategy was highly effective and the LOFT brand delivered strong gross margin and a comparable sales increase of 2.4%, including a 32.8% increase at LOFT.com and a 15.7% increase at LOFT Outlet, partially offset by a slight decline of 1.0% at LOFT stores. These comparable sales results built on the 12.5% comparable sales increase the brand achieved in the first quarter of Fiscal 2010.

Throughout the quarter, we remained committed to maintaining our healthy balance sheet and cash position. Following our previously-reported 4.2 million share repurchase totaling $100 million in the first quarter of Fiscal 2011, we closed the quarter with $104 million in cash and no bank debt. Overall inventory per square foot was up 9% at the end of the first quarter, excluding e-commerce, in line with our overall sales performance and also reflecting some incremental inventory build to support the opening of approximately 40 factory/outlet stores in the first half of Fiscal 2011.

Our real estate strategy remained focused on supporting our brand objectives and enhancing the overall productivity of our fleet through the execution of selective store closures and strategic expansion of our brand footprint through the opening of new stores. During the quarter, we opened a total of 32 new stores, comprised of three LOFT stores, 25 LOFT Outlet stores and four Ann Taylor Factory stores, and closed five LOFT stores. We ended the quarter with 923 stores, comprised of 266 Ann Taylor stores, 500 LOFT stores, 96 Ann Taylor Factory stores and 61 LOFT Outlet stores.

Overall, despite the challenges of unseasonably cool spring weather and a highly competitive retail environment, we delivered very strong first quarter results and made solid progress on our strategic priorities for the year.

Key Performance Indicators

In evaluating our performance, senior management reviews certain key performance indicators, including:

Comparable sales – Comparable sales provide a measure of existing store sales performance. A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of greater than 15% is treated as a new store for the first year following its reopening. Sales at our Online Stores are included in comparable sales.

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

Results of Operations

The following table sets forth data from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	Quarter Ended
	April 30, 2011	May 1, 2010
Net sales	100.0%	100.0%
Cost of sales	42.7	40.6

Gross margin	57.3	59.4
Selling, general and administrative expenses	48.5	51.2
Restructuring charges	—	0.1

Operating income	8.8	8.1
Interest income	—	—
Interest expense	0.1	0.1

Income before income taxes	8.7	8.0
Income tax provision	3.5	3.3

Net income	5.2%	4.7%

The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period:

	Quarter Ended
	April 30, 2011	May 1, 2010
	increase

Net sales	10.0%	11.6%
Operating income	18.6%	1,524.6%
Net income	20.8%	1,077.4%

Sales and Store Data

The following table sets forth certain brand sales and store data:

	Quarter Ended
Sales and Comps	April 30, 2011		May 1, 2010
	Sales	Comp % (1)	Sales	Comp % (1)
	($ in thousands)

Ann Taylor brand
Ann Taylor Stores	$125,379	13.7%	$115,265	15.1%
Ann Taylor e-commerce	29,461	43.1%	20,871	50.7%

Subtotal	154,840	18.3%	136,136	19.3%
Ann Taylor Factory	68,035	9.2%	62,227	10.7%

Total Ann Taylor brand	$222,875	15.3%	$198,363	16.4%

LOFT brand
LOFT Stores	$239,099	(1.0)%	$243,077	9.3%
LOFT e-commerce	28,293	32.8%	21,515	59.9%

Subtotal	267,392	1.7%	264,592	12.1%
LOFT Outlet	33,361	15.7%	13,226	24.1%

Total LOFT brand	$300,753	2.4%	$277,818	12.5%

Total Company	$523,628	7.8%	$476,181	14.1%

Sales and Store Data (Continued)

	Quarter Ended
Sales Related Metrics	April 30, 2011	May 1, 2010

Average Dollars Per Transaction
Ann Taylor brand	$89.40	$87.42
LOFT brand	66.93	69.50

Average Units Per Transaction
Ann Taylor brand	2.45	2.32
LOFT brand	2.58	2.50

Average Unit Retail Sold
Ann Taylor brand	$36.49	$37.68
LOFT brand	25.94	27.80

Net Sales Per Average Gross Square Foot (2)
Ann Taylor Stores	$86	$74
Ann Taylor Factory	101	93
LOFT Stores	82	82
LOFT Outlet	101	108

(1)	A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of greater than 15% is treated as a new store for the first year following its reopening. Sales at our Online Stores are included in comparable sales.
(2)	Net sales per average gross square foot is determined by dividing net sales for the period by the average monthly gross square footage for the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space. Sales at our Online Stores are excluded from the net sales per average gross square foot calculation. During the third quarter of Fiscal 2010, we revised the calculation of net sales per average gross square foot from one that calculated the average of the gross square feet at the beginning and end of each period to one using the average monthly gross square footage for the period. All prior period numbers have been adjusted to conform to the current period presentation.

Sales and Store Data (Continued)

	Quarter Ended
Stores and Square Footage	April 30, 2011		May 1, 2010
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)

Ann Taylor brand
Ann Taylor Stores	266	1,450	283	1,537
Ann Taylor Factory	96	690	92	668

Total Ann Taylor brand	362	2,140	375	2,205

LOFT brand
LOFT Stores	500	2,917	510	2,996
LOFT Outlet	61	437	18	123

Total LOFT brand	561	3,354	528	3,119

Total Company	923	5,494	903	5,324

Number of:
Stores open at beginning of period	896	5,283	907	5,348
New stores	32	244	—	—
Expanded/downsized stores (1)	—	(3)	—	(4)
Closed stores	(5)	(30)	(4)	(20)

Stores open at end of period	923	5,494	903	5,324

Converted stores (2)	—	—	5	—

(1)	During the quarter ended April 30, 2011, we downsized one Ann Taylor store. During the quarter ended May 1, 2010, we downsized two Ann Taylor stores.
(2)	During the quarter ended May 1, 2010, we converted five Ann Taylor stores to LOFT stores. No stores were converted during the quarter ended April 30, 2011.

Net sales increased approximately $47.4 million, or 10.0%, during the quarter ended April 30, 2011 over the comparable 2010 period, with comparable sales increasing 7.8%. By brand, Ann Taylor’s net sales increased approximately $24.5 million, or 12.4%, during the quarter ended April 30, 2011 over the comparable 2010 period, with comparable sales increasing 15.3%. The Ann Taylor brand experienced a solid increase in DPTs during the quarter ended April 30, 2011 over the comparable 2010 period primarily due to the impact of higher UPTs, partially offset by the impact of increased promotional activity, which reduced AURs in certain merchandise categories. At the LOFT brand, net sales increased $22.9 million, or 8.3%, during the quarter ended April 30, 2011 over the comparable 2010 period, with comparable sales increasing 2.4%. The increase in sales at the LOFT brand was primarily due to the impact of additional LOFT Outlet locations and higher sales at LOFT’s Online Store, as well as an overall increase in conversion. This was partially offset by a decrease in sales at LOFT stores, primarily due to lower AURs and the impact of light inventories in certain key merchandise categories, which somewhat constrained sales.

Cost of Sales and Gross Margin

The following table shows cost of sales and gross margin in dollars and the related gross margin percentages for the quarters ended April 30, 2011 and May 1, 2010:

	Quarter Ended
	April 30, 2011	May 1, 2010
	(dollars in thousands)
Cost of sales	$223,676	$193,290
Gross margin	$299,952	$282,891
Percentage of net sales	57.3%	59.4%

The decrease in gross margin as a percentage of net sales for the quarter ended April 30, 2011 as compared to the comparable 2010 period was primarily due to the impact of our promotional strategy to drive traffic and mitigate the combined effect of an unseasonably cool Spring, a very late Easter holiday and the highly competitive promotional environment. As a result, we realized lower gross margin rates on non-full price sales at both brands. This was partially offset by an increase in full-price sell-through at LOFT, particularly in the LOFT stores channel, as well as a slightly higher gross margin rate on full price sales at the Ann Taylor stores channel.

Selling, General and Administrative Expenses

The following table shows selling, general and administrative expenses in dollars and as a percentage of net sales for the quarters ended April 30, 2011 and May 1, 2010:

	Quarter Ended
	April 30, 2011	May 1, 2010
	(dollars in thousands)

Selling, general and administrative expenses	$254,033	$243,799
Percentage of net sales	48.5%	51.2%

The increase in selling, general and administrative expenses for the quarter ended April 30, 2011 as compared to the comparable 2010 period was primarily due to higher payroll and occupancy costs related to our store growth in the factory outlet channel, including store growth that occurred in late Fiscal 2010 and an increase in variable costs related to higher net sales, partially offset by lower performance-based compensation expenses. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to fixed cost leveraging as a result of higher net sales, a decrease in performance-based compensation cost and a continued focus on expense management.

Restructuring Charges

The following table presents restructuring charges in dollars and as a percentage of net sales for the quarters ended April 30, 2011 and May 1, 2010:

	Quarter Ended
	April 30,	May 1,
	2011	2010
	(dollars in thousands)
Restructuring charges	$—	$385
Percentage of net sales	—%	0.1%

During the quarter ended May 1, 2010, we recorded restructuring charges related to the non-cash write-down of store assets, severance and other costs incurred during the period. No such charges were recorded during the quarter ended April 30, 2011. See “Liquidity and Capital Resources” and Note 4, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest Income

The following table shows interest income in dollars and as a percentage of net sales for the quarters ended April 30, 2011 and May 1, 2010:

	Quarter Ended
	April 30, 2011	May 1, 2010
	(dollars in thousands)
Interest income	$235	$226
Percentage of net sales	—%	—%

Interest income increased for the quarter ended April 30, 2011 mainly due to the impact of higher gains recorded in connection with our deferred compensation plan.

Interest Expense

The following table shows interest expense in dollars and as a percentage of net sales for the quarters ended April 30, 2011 and May 1, 2010:

	Quarter Ended
	April 30, 2011	May 1, 2010
	(dollars in thousands)
Interest expense	$280	$405
Percentage of net sales	0.1%	0.1%

Interest expense includes various charges, the largest of which are interest and fees related to our Credit Facility. The decrease in interest expense for the quarter ended April 30, 2011 compared to the quarter ended May 1, 2010 was primarily due to lower interest expense related to non-income tax interest payments. See “Liquidity and Capital Resources” and Note 7, Debt and Other Financing Arrangements in the Notes to Condensed Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes

The following table shows our effective income tax rate for the quarters ended April 30, 2011 and May 1, 2010:

	Quarter Ended
	April 30,	May 1,
	2011	2010

Effective income tax rate	40.5%	41.3%

Our effective income tax rate decreased as compared to the comparable 2010 period primarily due to changes in the mix of earnings in various state taxing jurisdictions and certain other discrete items.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth certain measures of our liquidity:

	April 30,	January 29,	May 1,
	2011	2011	2010
	(dollars in thousands)
Working capital	$190,696	$268,005	$265,592
Current ratio	1.69:1	1.95:1	1.95:1

Operating Activities

Cash used for operating activities was $1.6 million for the quarter ended April 30, 2011 as compared to cash provided by operating activities of $13.8 million for the quarter ended May 1, 2010. This was primarily due to a year-over-year increase in prepaid rent and prepaid income taxes, partially offset by a year-over-year increase in accounts payable.

Merchandise inventories increased approximately $24.0 million, or 12.0%, at April 30, 2011 compared to May 1, 2010. Merchandise inventory on a per-square-foot basis, excluding e-commerce inventory, was approximately $39 and $35 as of April 30, 2011 and May 1, 2010, respectively. The increase in inventory per square foot was in line with the increase in comparable sales and also reflected higher inventory levels to support expansion of the LOFT Outlet channel in Spring 2011.

Investing Activities

Cash used for investing activities was $28.0 million for the quarter ended April 30, 2011, compared with $8.7 million for the quarter ended May 1, 2010. Cash used for investing activities in the quarter ended April 30, 2011 was primarily driven by capital expenditures related to new store openings. During the quarter ended April 30, 2011, we opened 32 new stores as compared to the quarter ended May 1, 2010, during which we did not open any new stores.

Financing Activities

Cash used for financing activities was $92.8 million for the quarter ended April 30, 2011, compared with $2.5 million for the quarter ended May 1, 2010. Cash used for financing activities in the first quarter of Fiscal 2011 was primarily driven by the repurchase of $100 million of our common stock under our share repurchase program, partially offset by the impact of excess tax benefits related to stock-based compensation and cash inflows related to exercise of options during the first quarter of Fiscal 2011.

On April 23, 2008, our wholly-owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (the “Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. The remaining available balance for loans and letters of credit was $184.0 million, $120.2 million and $168.6 million as of April 30, 2011, January 29, 2011 and May 1, 2010, respectively.

On March 8, 2011, our Board of Directors approved a $200 million expansion of our existing securities repurchase program (the “Repurchase Program”), bringing the total authorized under the Repurchase Program to $600 million. As of April 30, 2011, approximately $259.1 million remained available under the Repurchase Program. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During the quarter ended April 30, 2011, we repurchased 4,197,097 shares of our common stock through open market purchases under the Repurchase Program at a cost of $100 million. There were no repurchases made under the Repurchase Program during the quarter ended May 1, 2010.

Short-Term Borrowings

In the second quarter of Fiscal 2010, we entered into a vendor financing program (the “Trade Payable Program”) with a financing company. Under the Trade Payable Program, the financing company makes accelerated and discounted payments to our vendors and we, in turn, make our regularly-scheduled full vendor payments to the financing company. As of April 30, 2011, there was $3.2 million outstanding under the Trade Payable Program, which is included in “Accrued expenses and other current liabilities” on our Condensed Consolidated Balance Sheets. There was no balance as of May 1, 2010. The average balance at each month end during the quarter ended April 30, 2011 was $3.2 million, and we paid no interest on amounts owed under the Trade Payable Program during the period, since remittances to the financing company were made within the agreed-upon timeframe. We expect to add additional vendors into the program, and, as such, we expect the Trade Payable Program will continue to expand.

Other

At April 30, 2011, substantially all of our cash and cash equivalents were invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

In connection with our multi-year strategic restructuring program (the “Restructuring Program”) launched during the fourth quarter of Fiscal 2007, we recognized approximately $0.4 million in restructuring costs during the first quarter of Fiscal 2010. There were no such charges recorded during the first quarter of Fiscal 2011. During the first quarter of Fiscal 2011, we closed five LOFT stores. During the first quarter of Fiscal 2010, we closed three Ann Taylor stores and one LOFT store under the Restructuring Program.

We have a credit card program which offers eligible clients the choice of a private label or a co-branded credit card. All new cardholders are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. We provide the sponsoring bank with marketing support of the program, and use our sales force to process credit card applications for both the private label and co-branded credit cards. As part of the program, we received an upfront signing bonus from the sponsoring bank. We also receive ongoing payments for new accounts activated, as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting and accordingly are being recognized into revenue ratably based on the total projected revenues over the term of the agreement.

Certain judgments and estimates underlie our projected revenues and related expenses under the program, including projected future store counts, the number of applications processed, our projected sales growth and points breakage, among other things. During the quarters ended April 30, 2011 and May 1, 2010, we recognized approximately $1.8 million and $1.9 million of revenue related to the credit card program, respectively. At April 30, 2011, January 29, 2011 and May 1, 2010, approximately $5.4 million, $5.8 million and $6.8 million, respectively, of deferred credit card income is included in “Accrued expenses and other current liabilities” on our Condensed Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs, net of points breakage, related to the customer loyalty program. These costs are included in either cost of sales or in net sales as a sales discount, as appropriate. The cost of sales impact, net of points breakage, was approximately $0.9 million and $0.7 million and the sales discount impact was approximately $0.8 million and $0.9 million for the quarters ended April 30, 2011 and May 1, 2010, respectively.

On October 1, 2007, we froze our noncontributory defined benefit pension plan (the “Pension Plan”). Our Pension Plan assets experienced gains in Fiscal 2010. As a result, pension costs in Fiscal 2011 are projected to be lower than pension costs in Fiscal 2010, excluding settlement charges. Our Pension Plan is invested in readily-liquid investments, primarily equity and debt securities. Any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to merchandise inventory valuation, asset impairment, income taxes and stock and incentive based compensation. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Recent Accounting Pronouncements

Recently Adopted Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During Fiscal 2009, we early adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. We adopted the remaining disclosure requirements in the first quarter of Fiscal 2011. The adoption of the remaining disclosure requirements of ASU 2010-06 did not have any impact on our Condensed Consolidated Financial Statements or notes thereto.

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 amends ASC 605-10, Revenue Recognition, and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted ASU 2009-13 during the first quarter of Fiscal 2011. The adoption of ASU 2009-13 did not have any impact on our Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

AnnTaylor Inc.’s Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of April 30, 2011, we did not hold any investments that did not qualify as cash and cash equivalents.

Item 4.	Controls and Procedures.

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

During the first quarter of Fiscal 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)

January 30, 2011 to February 26, 2011	1,036,892	$23.92	1,036,600	$134.3
February 27, 2011 to April 2, 2011	3,327,844	23.92	3,160,497	259.1
April 3, 2011 to April 30, 2011	15,517	31.70	—	259.1

	4,380,253		4,197,097

(1)	Includes a total of 183,156 shares of restricted stock purchased in connection with employee tax withholding obligations under employee equity compensation plans, which are not purchases under the Company’s publicly announced program.
(2)	On March 8, 2011, our Board of Directors approved a $200 million expansion of our existing securities repurchase program (the “Repurchase Program”) to a total of $600 million. As of the date of this filing, approximately $259.1 million remained available under the Repurchase Program. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. We repurchased 4,197,097 shares under the Repurchase Program during the first quarter of Fiscal 2011 at a cost of $100 million.

Item 6.	Exhibits

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of the Company, as amended through March 15, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance

101.SCH‡	XBRL Taxonomy Extension Schema

101.CAL‡	XBRL Taxonomy Extension Calculation

101.DEF‡	XBRL Taxonomy Extension Definition

101.LAB‡	XBRL Taxonomy Extension Labels

101.PRE‡	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.
°	Furnished electronically herewith.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANN INC.

Date: May 20, 2011	By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2011	By:	/s/ Michael J Nicholson
Michael J. Nicholson
Executive Vice President,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of the Company, as amended through March 15, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance

101.SCH‡	XBRL Taxonomy Extension Schema

101.CAL‡	XBRL Taxonomy Extension Calculation

101.DEF‡	XBRL Taxonomy Extension Definition

101.LAB‡	XBRL Taxonomy Extension Labels

101.PRE‡	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.
°	Furnished electronically herewith.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.