Form 10-Q
period 2011-07-30
ANN INC.
filed 2011-08-19
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 15, 2011
Common Stock, $.0068 par value	52,233,298

Statement Regarding Forward-Looking Disclosures

Certain sections of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe” and similar expressions. Forward-looking statements also include representations of the expectations or beliefs of ANN INC. (the “Company”) concerning future events that involve risks and uncertainties, including:

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

•

the Company’s reliance on third-party manufacturers and key vendors, including operational risks such as reduced production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines;

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

•	the depressed levels of consumer spending and consumer confidence resulting from the worldwide economic downturn and financial crisis;

•	the impact of a privacy breach and the resulting effect on the Company’s business and reputation;

•	a significant change in the regulatory environment applicable to the Company’s business and the Company’s ability to comply with legal and regulatory requirements;

•	the failure by independent manufacturers to comply with the Company’s social compliance program requirements;

•	the effect of continued uncertainty in the global economy on the Company’s liquidity and capital resources;

•	the effect of competitive pressures from other retailers;

•	the impact on the Company’s stock price of fluctuations in the Company’s level of sales and earnings growth;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters and Six Months Ended July 30, 2011 and July 31, 2010

(unaudited)

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Net sales	$558,201	$483,472	$1,081,829	$959,653
Cost of sales	251,400	217,398	475,076	410,688

Gross margin	306,801	266,074	606,753	548,965
Selling, general and administrative expenses	265,125	235,421	519,158	479,220
Restructuring charges	—	758	—	1,143

Operating income	41,676	29,895	87,595	68,602
Interest income	98	111	333	337
Interest expense	531	480	811	885

Income before income taxes	41,243	29,526	87,117	68,054
Income tax provision	16,451	10,914	35,011	26,826

Net income	$24,792	$18,612	$52,106	$41,228

Earnings per share:
Basic earnings per share	$0.48	$0.32	$0.99	$0.70
Weighted average shares outstanding	51,277	58,017	51,679	57,711
Diluted earnings per share	$0.47	$0.31	$0.97	$0.69
Weighted average shares outstanding, assuming dilution	52,161	58,813	52,625	58,602

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

July 30, 2011, January 29, 2011 and July 31, 2010

(unaudited)

	July 30,	January 29,	July 31,
	2011	2011	2010
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$145,178	$226,644	$262,642
Accounts receivable	29,468	17,501	26,373
Merchandise inventories	213,686	193,625	181,132
Refundable income taxes	26,457	26,631	25,284
Deferred income taxes	25,845	28,145	28,183
Prepaid expenses and other current assets	64,513	57,367	48,163

Total current assets	505,147	549,913	571,777
Property and equipment, net	359,355	332,489	336,598
Deferred income taxes	27,514	31,224	30,415
Other assets	12,348	13,194	8,992

Total assets	$904,364	$926,820	$947,782

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$97,501	$97,330	$93,375
Accrued salaries and bonus	22,094	29,346	25,372
Current portion of long-term performance compensation	17,835	—	—
Accrued tenancy	43,055	42,620	45,432
Gift certificates and merchandise credits redeemable	38,043	49,103	37,697
Accrued expenses and other current liabilities	70,458	63,509	66,427

Total current liabilities	288,986	281,908	268,303
Deferred lease costs	166,300	165,321	166,088
Deferred income taxes	1,040	850	1,455
Long-term performance compensation, less current portion	31,222	32,299	19,092
Other liabilities	22,893	22,997	21,287

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516, 82,554,516 and 82,554,516 shares issued, respectively	561	561	561
Additional paid-in capital	798,992	801,140	788,624
Retained earnings	539,797	487,691	455,522
Accumulated other comprehensive loss	(2,301)	(2,378)	(3,999)
Treasury stock, 30,324,921, 27,205,853 and 23,509,820 shares, respectively, at cost	(943,126)	(863,569)	(769,151)

Total stockholders’ equity	393,923	423,445	471,557

Total liabilities and stockholders’ equity	$904,364	$926,820	$947,782

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 30, 2011 and July 31, 2010

(unaudited)

	Six Months Ended
	July 30,	July 31,
	2011	2010
	(in thousands)
Operating activities:
Net income	$52,106	$41,228
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	6,230	659
Depreciation and amortization	47,992	49,467
Loss on disposal and write-down of property and equipment	533	942
Stock-based compensation	10,702	10,547
Non-cash interest and other non-cash items	228	(539)
Non-cash restructuring charges	—	244
Tax benefit from exercise/vesting of stock awards	6,483	4,844
Changes in assets and liabilities:
Accounts receivable	(11,937)	(4,343)
Merchandise inventories	(20,061)	(12,785)
Prepaid expenses and other current assets	(7,146)	(2,899)
Refundable income taxes	174	(355)
Other non-current assets and liabilities, net	15,227	(3,755)
Accounts payable and accrued expenses	(30,533)	(15,711)

Net cash provided by operating activities	69,998	67,544

Investing activities:
Purchases of marketable securities	(550)	(506)
Sales of marketable securities and short-term investments	84	6,061
Purchases of property and equipment	(61,542)	(19,005)

Net cash used for investing activities	(62,008)	(13,450)

Financing activities:
Proceeds from the issuance of common stock pursuant to the Associate Discount Stock Purchase Plan	1,189	1,221
Proceeds from exercise of stock options	6,532	1,752
Excess tax benefits from stock-based compensation	7,691	1,627
Repurchases of common and restricted stock	(104,921)	(5,380)
Repayments of fixed asset financing and capital lease obligations	(810)	(447)
Change in trade payable program obligation, net	863	4,422
Proceeds from fixed asset financing and capital leases	—	862

Net cash (used for)/provided by financing activities	(89,456)	4,057

Net (decrease)/increase in cash	(81,466)	58,151
Cash and cash equivalents, beginning of period	226,644	204,491

Cash and cash equivalents, end of period	$145,178	$262,642

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$640	$742

Cash paid during the period for income taxes	$22,463	$29,057

Property and equipment acquired through capital lease	$—	$767

Accrual for purchases of property and equipment	$25,890	$11,582

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.

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

The results of operations for the 2011 interim periods presented in the Condensed Consolidated Financial Statements (unaudited) are not necessarily indicative of results to be expected for Fiscal 2011.

The January 29, 2011 Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheets of ANN INC. (the “Company”) included in its Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

On the Condensed Consolidated Balance Sheet at July 31, 2010, approximately $19.1 million of liabilities related to long-term performance compensation, which were previously included in “Other liabilities” are now presented as a separate line item, “Long-term performance compensation, less current portion,” to conform to the July 30, 2011 and January 29, 2011 presentations, which were separately disclosed to comply with applicable balance sheet condensation rules.

Detailed footnote information is not included in this report. The financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

2. Recent Accounting Pronouncements

Recently Issued Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amends ASC 220-10, Comprehensive Income, and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and also requires the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 is effective for the first interim or annual reporting period beginning on or after December 15, 2011. Early adoption is permitted. The Company is in the process of evaluating ASU 2011-05 and its impact on the presentation of the Company’s Condensed Consolidated Financial Statements.

Recently Adopted Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amended ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 became effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which became effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During Fiscal 2009, the Company early adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The Company adopted the remaining disclosure requirements in the first quarter of Fiscal 2011. The adoption of the remaining disclosure requirements of ASU 2010-06 did not have any impact on the Company’s Condensed Consolidated Financial Statements or notes thereto.

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2. Recent Accounting Pronouncements (Continued)

Recently Adopted Standards (Continued)

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 amended ASC 605-10, Revenue Recognition, and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 became effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 during the first quarter of Fiscal 2011. The adoption of ASU 2009-13 did not have any impact on the Company’s Condensed Consolidated Financial Statements.

3. Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following tables segregate all financial assets and liabilities of the Company as of July 30, 2011, January 30, 2011 and July 31, 2010 that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement date:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	July 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Non-qualified deferred compensation plan assets (1)	$3,240	$1,073	$2,167	$—

Total assets	$3,240	$1,073	$2,167	$—

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	January 29,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Non-qualified deferred compensation plan assets (1)	$2,804	$103	$2,701	$—

Total assets	$2,804	$103	$2,701	$—

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3. Fair Value Measurements (Continued)

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	July 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Non-qualified deferred compensation plan assets (1)	$2,237	$—	$2,237	$—

Total assets	$2,237	$—	$2,237	$—

(1)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain associates at the vice-president level and above. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust. The classification of prior year amounts was updated to reflect current year classification.

For the quarter and six months ended July 30, 2011, no non-financial assets or liabilities measured at fair value on a non-recurring basis were impaired. For the quarter and six months ended July 31, 2010, impairment charges related to non-financial assets or liabilities measured at fair value on a non-recurring basis were immaterial.

At July 30, 2011, the Company believes that the carrying value of cash and cash equivalents, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

4. Restructuring Charges

In connection with its multi-year strategic restructuring program (the “Restructuring Program”) launched during the fourth quarter of Fiscal 2007, the Company recognized approximately $0.8 million and $1.2 million in restructuring charges during the quarter and six months ended July 31, 2010, respectively. There were no such charges recorded during the quarter or six months ended July 30, 2011.

The following tables present detailed information related to restructuring charges recorded during the quarter ended July 31, 2010, and the restructuring-related liability balances as of July 30, 2011 and July 31, 2010:

	Quarter ended July 30, 2011
	Asset Impairment (1)	Severance and Related Costs		Other Restructuring Costs		Total
	(in thousands)
Balance at April 30, 2011	$—	$1,588		$2,595		$4,183
Cash payments	—	(988)		(233)		(1,221)
Non-cash adjustments	—	(66	)(2)	(57	)(2)	(123)

Balance at July 30, 2011	$—	$534		$2,305		$2,839

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Restructuring Charges (Continued)

	Quarter ended July 31, 2010
	Asset Impairment (1)	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at May 1, 2010	$—	$821	$3,395	$4,216
Restructuring provision	30	238	490	758
Cash payments	—	(545)	(890)	(1,435)
Non-cash adjustments	(30)	—	(40)	(70)

Balance at July 31, 2010	$—	$514	$2,955	$3,469

(1)	Asset impairment charges represent the write-down of store assets to their estimated fair value for those store locations identified for closure under the Company’s Restructuring Program.
(2)	Represents adjustments to the restructuring accruals due to changes in accounting estimates. For the quarter ended July 30, 2011, these adjustments were included in “Selling, general and administrative expenses” due to immateriality.

The following tables present detailed information related to restructuring charges recorded during the six months ended July 31, 2010, and the restructuring-related liability balances as of July 30, 2011 and July 31, 2010.

	Six months ended July 30, 2011
	Asset Impairment (1)	Severance and Related Costs		Other Restructuring Costs		Total
	(in thousands)
Balance at January 29, 2011	$—	$2,177		$3,404		$5,581
Cash payments	—	(1,464)		(804)		(2,268)
Non-cash adjustments	—	(179	)(2)	(295	)(2)	(474)

Balance at July 30, 2011	$—	$534		$2,305		$2,839

	Six months ended July 31, 2010
	Asset Impairment (1)	Severance and Related Costs		Other Restructuring Costs		Total
	(in thousands)
Balance at January 30, 2010	$—	$2,382		$4,401		$6,783
Restructuring provision	111	83		949		1,143
Cash payments	—	(1,951)		(2,262)		(4,213)
Non-cash adjustments	(111)	—		(133)		(244)

Balance at July 31, 2010	$—	$514		$2,955		$3,469

(1)	Asset impairment charges represent the write-down of store assets to their estimated fair value for those store locations identified for closure under the Company’s Restructuring Program.
(2)	Represents adjustments to the restructuring accruals due to changes in accounting estimates. For the six months ended July 30, 2011, these adjustments were included in “Selling, general and administrative expenses” due to immateriality.

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Restructuring Charges (Continued)

Restructuring-related severance accruals are included in “Accrued salaries and bonus” on the Company’s Condensed Consolidated Balance Sheets as of July 30, 2011, January 29, 2011, and July 31, 2010. Other restructuring-related accruals are included in “Accrued tenancy,” “Accrued expenses and other current liabilities,” and “Other liabilities,” as applicable, on the Company’s Condensed Consolidated Balance Sheets as of July 30, 2011, January 29, 2011, and July 31, 2010.

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

The determination and reporting of earnings per share require the inclusion of time- and performance-based restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net income, participating securities have the effect of diluting both basic and diluted earnings per share. During periods of net loss, no effect is given to participating securities, since they do not share in the losses of the Company.

The following tables present a reconciliation of basic and diluted earnings per share for the quarters and six months ended July 30, 2011 and July 31, 2010, respectively.

	Quarter Ended
	July 30, 2011			July 31, 2010
	(in thousands, except per share amounts)
			Per			Per
Basic	Net		Share	Net		Share
Earnings per Share	Income	Shares	Amount	Income	Shares	Amount
Net income	$24,792			$18,612
Less net income associated with participating securities	421			298

Basic earnings per share	$24,371	51,277	$0.48	$18,314	58,017	$0.32

Diluted
Earnings per Share
Net income	$24,792			$18,612
Less net income associated with participating securities	414			294
Effect of dilutive securities		884			796

Diluted earnings per share	$24,378	52,161	$0.47	$18,318	58,813	$0.31

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5. Net Income Per Share (Continued)

	Six Months Ended
	July 30, 2011			July 31, 2010
	(in thousands, except per share amounts)
			Per			Per
Basic	Net		Share	Net		Share
Earnings per Share	Income	Shares	Amount	Income	Shares	Amount
Net income	$52,106			$41,228
Less net income associated with participating securities	881			804

Basic earnings per share	$51,225	51,679	$0.99	$40,424	57,711	$0.70

Diluted
Earnings per Share
Net income	$52,106			$41,228
Less net income associated with participating securities	865			792
Effect of dilutive securities		946			891

Diluted earnings per share	$51,241	52,625	$0.97	$40,436	58,602	$0.69

For the quarter and six months ended July 30, 2011, non-participating securities (stock options) representing 1,667,283 and 1,691,658 shares of common stock, respectively, were excluded from the above computations of weighted-average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods.

For the quarter and six months ended July 31, 2010, non-participating securities (stock options) representing 3,560,342 and 3,342,123 shares of common stock, respectively, were excluded from the above computations of weighted-average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods.

6. Share-based Payments

Stock Incentive Plans

During the quarter and six months ended July 30, 2011, the Company recognized approximately $4.7 million and $10.7 million, respectively, of share-based compensation expense. During the quarter and six months ended July 31, 2010, the Company recognized approximately $4.1 million and $10.5 million, respectively, of share-based compensation expense. As of July 30, 2011, there was $11.8 million, $9.9 million, and $3.7 million of unrecognized compensation cost related to unvested stock options, unvested restricted stock awards, and unvested restricted unit awards, respectively, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years, 2.0 years, and 1.5 years, respectively. During the quarter and six months ended July 30, 2011, shares underlying stock award grants and option exercises were generally issued out of treasury stock.

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6. Share-based Payments (Continued)

Stock Options

The following table summarizes stock option activity for the quarter and six months ended July 30, 2011:

	Quarter Ended		Six Months Ended
	July 30, 2011		July 30, 2011
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	4,919,382	$21.36	4,942,755	$19.46
Granted (1)	21,000	27.73	520,250	27.63
Exercised (2)	(134,886)	9.89	(654,434)	9.43
Forfeited or expired	—	—	(3,075)	27.32

Options outstanding at July 30, 2011	4,805,496	21.71	4,805,496	21.71

Vested and exercisable at July 30, 2011	2,712,504	$25.55	2,712,504	$25.55

Options expected to vest at July 30, 2011	1,385,467	$17.97	1,385,467	$17.97

(1)	Options granted during the quarter and six months ended July 30, 2011 vest annually over a three-year period, and expire ten years after the grant date.
(2)	Shares issued in connection with option exercises are generally issued from treasury stock.

The weighted-average fair value of options granted during the quarters ended July 30, 2011 and July 31, 2010, estimated as of the grant date using the Black-Scholes option pricing model, was $13.08 and $9.10 per share, respectively. The weighted-average fair value of options granted during the six months ended July 30, 2011 and July 31, 2010, estimated as of the grant date using the Black-Scholes option pricing model, was $13.21 and $9.29 per share, respectively.

The fair value of options granted under the Company’s stock plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Expected volatility	56.3%	62.3%	57.1%	54.9%
Risk-free interest rate	1.6%	1.6%	1.8%	2.2%
Expected life (years)	4.54	4.65	4.54	4.65
Dividend yield	—	—	—	—

The Company estimates the volatility of its common stock at the date of grant based on an average of its historical volatility and the implied volatility of publicly traded options on its common stock.

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6. Share-based Payments (Continued)

Restricted Stock

The following table summarizes restricted stock activity for the quarter ended July 30, 2011:

	Time - Based			Performance - Based
			Weighted -		Weighted -
			Average		Average
	Number of		Grant Date	Number of	Grant Date
	Shares		Fair Value	Shares	Fair Value
Restricted stock awards at April 30, 2011	603,795		$16.99	281,336	$16.92
Granted	38,141	(1)	28.22	—	—
Vested	(35,076	)(2)	21.27	—	—

Restricted stock awards at July 30, 2011	606,860		17.45	281,336	16.92

(1)	Of this amount, 7,000 shares vest equally in each of May 2012, 2013 and 2014, 3,500 shares vest equally in each of June 2012, 2013 and 2014 and the remaining 27,641 shares vest in May 2012.
(2)	Shares returned to cover employee tax withholding obligations are returned to treasury stock.

The following table summarizes restricted stock activity for the six months ended July 30, 2011:

	Time - Based			Performance - Based
			Weighted -			Weighted -
			Average			Average
	Number of		Grant Date	Number of		Grant Date
	Shares		Fair Value	Shares		Fair Value
Restricted stock awards at January 29, 2011	604,846		$9.46	289,673		$3.13
Granted	293,173	(1)	27.70	181,571	(2)	27.88
Vested	(291,159	)(3)	11.18	(189,908	)(3)	6.37

Restricted stock awards at July 30, 2011	606,860		17.45	281,336		16.92

(1)	Of this amount, 249,625 shares vest equally in each of March 2012, 2013 and 2014, 7,000 shares vest equally in each of May 2012, 2013 and 2014, 3,500 shares vest equally in each of June 2012, 2013 and 2014, 5,407 shares vest in March 2014 and the remaining 27,641 shares vest in May 2012.
(2)	Of this amount, 135,500 shares vest over a three-year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 75% to 125% of the shares granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such shares, grantees will not earn any shares with respect to that tranche. The remaining 46,071 of these shares were performance-vesting restricted stock, which vested in March and April 2011 and were earned in connection with over-achievement of Fiscal 2010 performance targets.
(3)	Shares returned to cover employee tax withholding obligations are returned to treasury stock.

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6. Share-based Payments (Continued)

Restricted Units

The following table summarizes restricted unit activity for the six months ended July 30, 2011:

	Time - Based			Performance - Based
			Weighted -			Weighted -
			Average			Average
	Number of		Grant Date	Number of		Grant Date
	Shares		Fair Value	Shares		Fair Value
Restricted unit awards at January 29, 2011	284,500		$19.58	169,500		$19.58
Vested	(94,813	)(1)	19.58	(56,496	)(1)	19.58

Restricted unit awards at July 30, 2011	189,687		19.58	113,004		19.58

(1)	Shares issued from treasury stock.

There was no restricted unit activity during the quarter ended July 30, 2011.

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

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $15.6 million, $17.6 million and $14.1 million as of July 30, 2011, January 29, 2011 and July 31, 2010, respectively, leaving a remaining available balance for loans and letters of credit of $167.1 million, $120.2 million and $140.1 million, respectively. There were no borrowings outstanding under the Credit Facility at July 30, 2011, January 29, 2011, July 31, 2010 or as of the date of this filing.

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

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Debt and Other Financing Arrangements (Continued)

Credit Facility (Continued)

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

Other

In the second quarter of Fiscal 2010, the Company entered into a vendor financing program (the “Trade Payable Program”) with a financing company. Under the Trade Payable Program, the financing company makes accelerated and discounted payments to the Company’s vendors and the Company, in turn, makes its regularly-scheduled full vendor payments to the financing company. As of July 30, 2011 and January 29, 2011, there was $4.2 million and $3.4 million outstanding, respectively, under the Trade Payable Program, which is included in “Accrued expenses and other current liabilities” on the Company’s Condensed Consolidated Balance Sheets. There were no amounts outstanding under the Trade Payable Program as of July 31, 2010.

8. Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net periodic pension cost:
Interest cost	416	458	832	916
Expected return on plan assets	(428)	(408)	(856)	(816)
Amortization of actuarial loss	24	128	48	256

Net periodic pension cost	$12	$178	$24	$356

The Company froze its noncontributory defined benefit pension plan in October 2007. The Company was not required to make and did not make any contributions to its pension plan during the quarters or six months ended July 30, 2011 and July 31, 2010.

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9. Securities Repurchase Program

On March 8, 2011, the Company’s Board of Directors approved a $200 million expansion of the Company’s existing securities repurchase program (the “Repurchase Program”), bringing the total authorized under the Repurchase Program to $600 million. As of July 30, 2011, approximately $259.1 million remained available under the Repurchase Program. The Repurchase Program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by the Company’s Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During the quarter ended April 30, 2011, the Company repurchased 4,197,097 shares of its common stock through open market purchases under the Repurchase Program at a cost of $100 million. There were no repurchases made under the Repurchase Program during the quarter ended July 30, 2011, or during the quarter or six months ended July 31, 2010.

10. Income Taxes

The following table presents the Company’s effective income tax rate for the quarters and six months ended July 30, 2011 and July 31, 2010:

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Effective income tax rate	39.9%	37.0%	40.2%	39.4%

The Company’s effective income tax rate increased as compared to the comparable 2010 period, primarily due to changes in the mix of earnings in various state taxing jurisdictions and certain other discrete items.

11. Comprehensive Income

The components of comprehensive income are shown below:

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(in thousands)
Net income	$24,792	$18,612	$52,106	$41,228
Amortization of actuarial loss, net of taxes of approximately $9 and $48, respectively, and approximately ($30) and $96, respectively	15	79	77	159

Comprehensive income	$24,807	$18,691	$52,183	$41,387

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

ANN INC., through its wholly-owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor” and “LOFT” brands. Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to ANN INC. and its wholly-owned subsidiaries.

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

Our Ann Taylor and LOFT brands offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a strategy to provide modern styles that are versatile across all occasions and needs. We offer updated past season best sellers from the Ann Taylor and LOFT merchandise collections at our Ann Taylor Factory and LOFT Outlet stores, respectively, and our clients can also shop online at www.anntaylor.com and www.LOFT.com (together, our “Online Stores”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444. As of July 30, 2011, we operated 942 stores in 46 states, the District of Columbia and Puerto Rico.

Management Overview

Our results for the second quarter of Fiscal 2011 reflect our eighth consecutive quarter of double-digit growth in net income and diluted earnings per share compared with the prior year periods. From a top-line perspective, we experienced strong profitable sales growth at LOFT stores and in our e-commerce and factory outlet channels at both brands. Our results also reflect the benefit of increased cost leverage and continued expense management across the Company.

Net sales for the second quarter of Fiscal 2011 were $558.2 million, up $74.7 million, or 15.5%, as compared to the same period last year, with comparable sales up 8.6%. Despite operating in an environment of rising commodity, labor and other costs associated with our merchandise purchases, as a result of careful planning and cost mitigation strategies, we were able to navigate through this without negatively impacting our gross margin rate performance. Gross margin as a percentage of net sales for the second quarter was 55.0%, equivalent to the record rate achieved for a second quarter peiod last year, also due, in part, to significant gross margin rate improvement at LOFT stores. These factors contributed to a significant 33% increase in net income to $24.8 million, which when combined with the impact of our previous share repurchase activity, resulted in a 52% increase in diluted earnings per share, to $0.47, up from $0.31 in the second quarter of Fiscal 2010.

The Ann Taylor brand achieved second quarter comparable sales growth of 5.3%, building on the 15.2% increase in comparable sales achieved during the second quarter of Fiscal 2010. This improvement was driven by solid comparable sales growth of 32.0% and 6.5% at anntaylor.com and Ann Taylor Factory, respectively and comparable sales growth of 0.6% in the Ann Taylor stores channel. The relative softness at Ann Taylor stores was primarily due to a portion of the print and novelty components of the assortment, which did not resonate well with our client. In response to this product-specific issue, we were more promotional than planned, but successfully cleared through Summer inventories in preparation for the critical Fall season.

At LOFT, we successfully executed the brand’s promise to deliver feminine, casual, high-quality fashion at great value, resulting in dramatic improvement in sales and profitability for the quarter. Our merchandise collections had the right balance of feminine basics and fashion and were very well-received in all channels, and our inventories were well-positioned to meet overall client demand. This, combined with a highly effective promotional strategy, enabled us to deliver an 11.0% increase in comparable sales and strong gross margin performance during the quarter. By channel, second quarter comparable sales grew 33.5% at LOFT.com, 23.7% at LOFT Outlet and 8.6% at LOFT stores.

Throughout the quarter, we remained committed to maintaining our healthy balance sheet, and closed the quarter with $145 million in cash and no bank debt. Overall inventory per square foot was up 9% at the end of the second quarter, excluding e-commerce, in line with our overall sales performance.

From a real estate perspective, we continued to move forward on our strategy to enhance the overall productivity of our fleet through further expansion of our factory/outlet channel footprint and the continued roll-out of our new, highly productive Ann Taylor concept stores. During the quarter, we opened a total of 24 new stores, comprised of seven Ann Taylor stores, one Ann Taylor Factory store, five LOFT stores and 11 LOFT Outlet stores. We also closed four LOFT stores and one Ann Taylor store, ending the quarter with 942 stores, comprised of 272 Ann Taylor stores, 97 Ann Taylor Factory stores, 501 LOFT stores and 72 LOFT Outlet stores.

Overall, we delivered strong second quarter results and continued to build on our foundation for growth by executing on our strategic initiatives. During the second quarter, we re-platformed our e-commerce sites at both brands and continued to execute our real estate strategy, including the continued roll-out of our Ann Taylor new concept stores and accelerated growth of LOFT Outlet. In addition, we continued to realize the positive impact of the multiple actions we have taken to successfully manage our product costs and have taken steps to further manage the business as we head into what may be a difficult macroeconomic environment.

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

Results of Operations

The following table sets forth data from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0
Cost of sales	45.0	45.0	43.9	42.8

Gross margin	55.0	55.0	56.1	57.2
Selling, general and administrative expenses	47.5	48.7	48.0	49.9
Restructuring charges	—	0.2	—	0.1

Operating income	7.5	6.1	8.1	7.2
Interest income	—	—	—	—
Interest expense	0.1	0.1	0.1	0.1

Income before income taxes	7.4	6.0	8.0	7.1
Income tax provision	2.9	2.3	3.2	2.8

Net income	4.5%	3.7%	4.8%	4.3

The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period:

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	increase		increase
Net sales	15.5%	2.8%	12.7%	7.0%
Operating income	39.4%	218.8%	27.7%	346.1%
Net income	33.2%	203.4%	26.4%	302.9%

Sales and Store Data

The following table sets forth certain brand sales and store data:

	Quarter Ended
	July 30, 2011		July 31, 2010
Sales and Comps	Sales	Comp % (1)	Sales	Comp % (1)
	($ in thousands)
Ann Taylor brand
Ann Taylor Stores	$117,297	0.6%	$118,241	19.6%
Ann Taylor e-commerce	22,597	32.0%	17,433	28.5%

Subtotal	139,894	4.7%	135,674	20.6%
Ann Taylor Factory	78,003	6.5%	71,563	6.3%

Total Ann Taylor brand	$217,897	5.3%	$207,237	15.2%

LOFT brand
LOFT Stores	$260,475	8.6%	$242,927	(3.1)%
LOFT e-commerce	23,867	33.5%	18,401	54.6%

Subtotal	284,342	10.3%	261,328	(0.6)%
LOFT Outlet	55,962	23.7%	14,907	13.2%

Total LOFT brand	$340,304	11.0%	$276,235	—%

Total Company	$558,201	8.6%	$483,472	6.1%

	Six Months Ended
	July 30, 2011		July 31, 2010
Sales and Comps	Sales	Comp % (1)	Sales	Comp % (1)
	($ in thousands)
Ann Taylor brand
Ann Taylor Stores	$242,676	7.0%	$233,506	17.3%
Ann Taylor e-commerce	52,058	38.1%	38,304	39.8%

Subtotal	294,734	11.5%	271,810	19.9%
Ann Taylor Factory	146,038	7.8%	133,790	8.3%

Total Ann Taylor brand	$440,772	10.2%	$405,600	15.8%

LOFT brand
LOFT Stores	$499,574	3.8%	$486,004	2.7%
LOFT e-commerce	52,160	33.1%	39,916	57.5%

Subtotal	551,734	6.0%	525,920	5.4%
LOFT Outlet	89,323	20.0%	28,133	17.8%

Total LOFT brand	$641,057	6.7%	$554,053	5.9%

Total Company	$1,081,829	8.2%	$959,653	9.9%

Sales and Store Data (Continued)

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
Sales Related Metrics	2011	2010	2011	2010
Average Dollars Per Transaction
Ann Taylor brand	$73.34	$74.80	$80.59	$80.48
LOFT brand	59.09	54.66	62.62	61.23

Average Units Per Transaction
Ann Taylor brand	2.40	2.32	2.42	2.32
LOFT brand	2.68	2.41	2.64	2.45

Average Unit Retail Sold
Ann Taylor brand	$30.56	$32.24	$33.30	$34.69
LOFT brand	22.05	22.68	23.72	24.99

Net Sales Per Average Gross Square Foot (2)
Ann Taylor Stores	$81	$78	$167	$151
Ann Taylor Factory	114	107	215	200
LOFT Stores	89	81	171	163
LOFT Outlet	116	122	221	230

(1)	A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of greater than 15% is treated as a new store for the first year following its reopening. Sales at our Online Stores are included in comparable sales.
(2)	Net sales per average gross square foot is determined by dividing net sales for the period by the average monthly gross square footage for the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space. Sales at our Online Stores are excluded from the net sales per average gross square foot calculation. During the third quarter of Fiscal 2010, we revised the calculation of net sales per average gross square foot from one that calculated the average of the gross square feet at the beginning and end of each period to one using the average monthly gross square footage for the period. All prior period numbers have been adjusted to conform to the current period presentation.

Sales and Store Data (Continued)

	Quarter Ended
	July 30, 2011		July 31, 2010
Stores and Square Footage	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Ann Taylor brand
Ann Taylor Stores	272	1,446	278	1,513
Ann Taylor Factory	97	691	92	668

Total Ann Taylor brand	369	2,137	370	2,181

LOFT brand
LOFT Stores	501	2,920	506	2,961
LOFT Outlet	72	506	18	123

Total LOFT brand	573	3,426	524	3,084

Total Company	942	5,563	894	5,265

Number Of:
Stores open at beginning of period	923	5,494	903	5,324
New stores	24	132	—	—
Expanded/downsized stores (1)	—	(36)	—	(1)
Closed stores	(5)	(27)	(9)	(58)

Stores open at end of period	942	5,563	894	5,265

Converted stores (2)	—	—	1	—

	Six Months Ended
	July 30, 2011		July 31, 2010
Stores and Square Footage	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Number Of:
Stores open at beginning of period	896	5,283	907	5,348
New stores	56	376	—	—
Expanded/downsized stores (3)	—	(39)	—	(5)
Closed stores	(10)	(57)	(13)	(78)

Stores open at end of period	942	5,563	894	5,265

Converted stores (4)	—	—	6	—

(1)	During the quarter ended July 30, 2011, we downsized six Ann Taylor stores and two Ann Taylor Factory stores. During the quarter ended July 31, 2010, we downsized one Ann Taylor store and one LOFT store.
(2)	During the quarter ended July 31, 2010, we converted one Ann Taylor store to a LOFT store.
(3)	During the six months ended July 30, 2011, we downsized seven Ann Taylor stores and two Ann Taylor Factory stores. During the six months ended July 31, 2010, we downsized three Ann Taylor stores and one LOFT store.
(4)	During the six months ended July 31, 2010, we converted six Ann Taylor stores to LOFT stores.

Net sales increased 15.5% and 12.7% during the quarter and six months ended July 30, 2011, respectively, over the comparable 2010 periods. Comparable sales were up 8.6% and 8.2% for the quarter and six month period ended July 30, 2011, respectively, over the comparable 2010 period. Overall, full-price sell-through at the LOFT stores channel increased significantly and both brands experienced higher levels of full-price sell-through in the e-commerce and factory outlet channels.

By brand, Ann Taylor’s net sales increased $10.6 million, or 5.1%, and $35.2 million, or 8.7%, for the quarter and six months ended July 30, 2011, respectively, with comparable sales increasing 5.3% and 10.2% for the quarter and six month periods, respectively. Second quarter results at Ann Taylor reflect the impact of a miss in a portion of the print and novelty components of the stores channel merchandise assortment, which did not resonate well with our client. As a result, second quarter comparable sales in the Ann Taylor stores channel were negatively impacted, with decreases in both DPTs and AURs. Ann Taylor’s e-commerce business achieved another quarter of significant top-line growth, driven by increases in traffic and higher average order value.

At the LOFT brand, net sales increased $64.1 million, or 23.2%, and $87.0 million, or 15.7%, for the quarter and six months ended July 30, 2011, respectively, with comparable sales increasing 11.0% and 6.7% for the quarter and six month periods, respectively. LOFT’s second quarter results reflected the impact of the right balance of feminine basics and fashion in the LOFT stores channel, which drove higher full-price sell-through. LOFT’s e-commerce business also experienced strong top-line growth, reflecting higher average order values and increased traffic. In addition, LOFT Outlet sales increased significantly as a result of a 23.7% increase in comparable sales and our Spring 2011 accelerated expansion strategy. Overall, both DPTs and UPTs were up at LOFT during the quarter.

Cost of Sales and Gross Margin

The following table shows cost of sales and gross margin in dollars and the related gross margin percentages for the quarters and six months ended July 30, 2011 and July 31, 2010:

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Cost of sales	$251,400	$217,398	$475,076	$410,688
Gross margin	$306,801	$266,074	$606,753	$548,965
Percentage of net sales	55.0%	55.0%	56.1%	57.2%

Gross margin as a percentage of net sales for the quarter ended July 30, 2011 as compared to the comparable 2010 period was flat to last year’s record 55%. Higher full price sell-through in the e-commerce and factory outlet channels at both brands and in the LOFT stores channel and higher margin rates achieved on full price sales at LOFT were offset by lower overall margin performance at Ann Taylor. The strong gross margin performance at LOFT stores during the quarter reflected solid product execution and lower promotional activity, which was offset by higher levels of promotional activity in the Ann Taylor stores channel to drive traffic and move through the portion of the merchandise assortment in the stores channel that did not resonate with our client.

For the six month period ended July 30, 2011, the decrease in gross margin as a percentage of net sales as compared to the comparable 2010 period was primarily due to lower full price sell-through in the Ann Taylor stores channel and lower margin rates achieved on full price and non-full price sales at Ann Taylor and on non-full price sales at LOFT stores. These decreases were partially offset by an increase in full price sell-through at LOFT. While gross margin performance at Ann Taylor was negatively impacted by product misses in the stores channel merchandise assortment, LOFT’s performance improved during the second quarter, offsetting some of the gross margin decrease the brand experienced during the first quarter.

Selling, General and Administrative Expenses

The following table shows selling, general and administrative expenses in dollars and as a percentage of net sales for the quarters and six months ended July 30, 2011 and July 31, 2010:

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Selling, general and administrative expenses	$265,125	$235,421	$519,158	$479,220
Percentage of net sales	47.5%	48.7%	48.0%	49.9%

The increase in selling, general and administrative expenses for the quarter and six months ended July 30, 2011 as compared to the comparable 2010 periods was primarily due to higher payroll and occupancy costs related to store growth, primarily in the factory outlet channel, an increase in variable costs related to higher net sales and higher performance-based compensation expense. As a percentage of net sales, selling, general and administrative expenses decreased for both the quarter and six month period ended July 30, 2011 as compared to the comparable 2010 periods, primarily due to fixed cost leveraging resulting from higher net sales, restructuring program savings and a continued focus on controlling expenses.

Restructuring Charges

The following table presents restructuring charges in dollars and as a percentage of net sales for the quarters and six months ended July 30, 2011 and July 31, 2010:

	00000	00000	00000	00000
	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Restructuring charges	$—	$758	$—	$1,143
Percentage of net sales	—%	0.2%	—%	0.1%

During the quarter and six months ended July 31, 2010, we recorded restructuring charges related to the non-cash write-down of store assets, severance and other costs. There were no such charges recorded during the quarter or six months ended July 30, 2011. See Note 4, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest Income

The following table shows interest income in dollars and as a percentage of net sales for the quarters and six months ended July 30, 2011 and July 31, 2010:

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Interest income	$98	$111	$333	$337
Percentage of net sales	—%	—%	—%	—%

Interest Expense

The following table shows interest expense in dollars and as a percentage of net sales for the quarters and six months ended July 30, 2011 and July 31, 2010:

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Interest expense	$531	$480	$811	$885
Percentage of net sales	0.1%	0.1%	0.1%	0.1%

Interest expense includes various charges, the largest of which are interest and fees related to our Credit Facility. See “Liquidity and Capital Resources” and Note 7, Debt and Other Financing Arrangements, in the Notes to Condensed Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes

The following table shows our effective income tax rate for the quarters and six months ended July 30, 2011 and July 31, 2010:

	Quarter Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Effective income tax rate	39.9%	37.0%	40.2%	39.4%

Our effective income tax rate increased as compared to the comparable 2010 period primarily due to changes in the mix of earnings in various state taxing jurisdictions and certain other discrete items.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth certain measures of our liquidity:

	July 30,	January 29,	July 31,
	2011	2011	2010
	(dollars in thousands)
Working capital	$216,161	$268,005	$303,474
Current ratio	1.75:1	1.95:1	2.13:1

Operating Activities

Cash provided by operating activities was $70.0 million for the six months ended July 30, 2011, compared with cash provided by operating activities of $67.5 million for the six months ended July 31, 2010. This increase was primarily a result of higher net income before non-cash items and increases in accrued performance-based compensation, partially offset by changes in net working capital items, and in particular accounts payable, inventory, and receivables.

Merchandise inventories increased approximately $32.6 million, or 18.0%, at July 30, 2011 compared to July 31, 2010. Merchandise inventory on a per-square-foot basis, excluding e-commerce inventory, was approximately $34 and $32 as of July 30, 2011 and July 31, 2010, respectively. The increase in inventory per square foot was in line with the increase in comparable sales and also reflected higher inventory levels to support the accelerated expansion in the factory outlet channel in Spring 2011.

Investing Activities

Cash used for investing activities was $62.0 million for the six months ended July 30, 2011, compared with $13.5 million for the six months ended July 31, 2010. Cash used for investing activities during the six months ended July 30, 2011 was primarily driven by capital expenditures related to new store openings. During the six months ended July 30, 2011, we opened 56 new stores as compared to the six months ended July 31, 2010, during which we did not open any new stores.

Financing Activities

Cash used for financing activities was $89.5 million for the six months ended July 30, 2011, compared with cash provided by financing activities of $4.1 million for the six months ended July 31, 2010. Cash used for financing activities in the first half of Fiscal 2011 was primarily due to the repurchase of $100 million of our common stock under our share repurchase program, partially offset by the impact of excess tax benefits related to stock-based compensation and cash inflows related to exercise of options during the first half of Fiscal 2011.

On April 23, 2008, our wholly-owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (the “Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. The remaining available balance for loans and letters of credit was $167.1 million, $120.2 million and $140.1 million as of July 30, 2011, January 29, 2011 and July 31, 2010, respectively.

On March 8, 2011, our Board of Directors approved a $200 million expansion of our existing securities repurchase program (the “Repurchase Program”), bringing the total authorized under the Repurchase Program to $600 million. As of July 30, 2011, approximately $259.1 million remained available under the Repurchase Program. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During the quarter ended April 30, 2011, we repurchased 4,197,097 shares, of our common stock through open market purchases under the Repurchase Program at a cost of $100 million. There were no repurchases made under the Repurchase Program during the quarter ended July 30, 2011, or during the quarter or six months ended July 31, 2010.

Short-Term Borrowings

In the second quarter of Fiscal 2010, we entered into a vendor financing program (the “Trade Payable Program”) with a financing company. Under the Trade Payable Program, the financing company makes accelerated and discounted payments to our vendors and we, in turn, make our regularly-scheduled full vendor payments to the financing company. As of July 30, 2011, there was $4.2 million outstanding under the Trade Payable Program, which is included in “Accrued expenses and other current liabilities” on our Condensed Consolidated Balance Sheets. There was no balance as of July 31, 2010. The average balance at each month end during the quarter ended July 30, 2011 was $4.2 million, and we paid no interest on amounts owed under the Trade Payable Program during the period, since remittances to the financing company were made within the agreed-upon timeframe. We expect to add additional vendors into the program, and, as such, we expect the Trade Payable Program will continue to expand.

Other

At July 30, 2011, substantially all of our cash and cash equivalents were invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

We have a credit card program which offers eligible clients the choice of a private label or a co-branded credit card. All new cardholders are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. We provide the sponsoring bank with marketing support of the program, and use our sales force to process credit card applications for both the private label and co-branded credit cards. As part of the program, we received an upfront signing bonus from the sponsoring bank. We also receive ongoing payments for new accounts activated, as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting and, accordingly, are being recognized into revenue ratably based on the total projected revenues over the term of the agreement.

Certain judgments and estimates underlie our projected revenues and related expenses under the program, including projected future store counts, the number of applications processed, our projected sales growth and points breakage, among other things. During the quarters ended July 30, 2011 and July 31, 2010, we recognized approximately $1.8 million and $2.1 million of revenue related to the credit card program, respectively. During the six months ended July 30, 2011 and July 31, 2010, we recognized approximately $3.6 million and $4.0 million of revenue related to the credit card program, respectively. At July 30, 2011, January 29, 2011 and July 31, 2010, approximately $5.1 million, $5.8 million and $6.5 million, respectively, of deferred credit card income is included in “Accrued expenses and other current liabilities” on our Condensed Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs, net of points breakage, related to the customer loyalty program. These costs are included in either cost of sales or in net sales as a sales discount, as appropriate. The cost of sales impact, net of points breakage, was approximately $0.9 million and $0.6 million and the sales discount impact was approximately $1.6 million and $0.9 million for the quarters ended July 30, 2011 and July 31, 2010, respectively. The cost of sales impact, net of points breakage, was approximately $1.8 million and $1.3 million and the sales discount impact was approximately $2.4 million and $1.8 million for the six months ended July 30, 2011 and July 31, 2010, respectively.

On October 1, 2007, we froze our noncontributory defined benefit pension plan (the “Pension Plan”). Our Pension Plan assets experienced gains in Fiscal 2010. As a result, pension costs in Fiscal 2011 are projected to be lower than pension costs in Fiscal 2010, excluding settlement charges. Our Pension Plan is invested in readily-liquid investments, primarily debt and equity securities. Any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan.

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

Recent Accounting Pronouncements

Recently Issued Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amends ASC 220-10, Comprehensive Income, and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and also requires the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 is effective for the first interim or annual reporting period beginning on or after December 15, 2011. Early adoption is permitted. We are in the process of evaluating ASU 2011-05 and its impact on the presentation of our Condensed Consolidated Financial Statements.

Recently Adopted Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amended ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 became effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which became effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During Fiscal 2009, we early adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. We adopted the remaining disclosure requirements in the first quarter of Fiscal 2011. The adoption of the remaining disclosure requirements of ASU 2010-06 did not have any impact on our Condensed Consolidated Financial Statements or notes thereto.

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 amended ASC 605-10, Revenue Recognition, and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 became effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted ASU 2009-13 during the first quarter of Fiscal 2011. The adoption of ASU 2009-13 did not have any impact on our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

AnnTaylor Inc.’s Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of July 30, 2011, we did not hold any investments that did not qualify as cash or cash equivalents.

Item 4. Controls and Procedures.

The Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During the second quarter of Fiscal 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
May 1, 2011 to May 28, 2011	91	$31.08	—	$259,083
May 29, 2011 to July 2, 2011	—	—	—	259,083
July 3, 2011 to July 30, 2011	789	26.95	—	259,083

	880		—

(1)	Includes a total of 880 shares of restricted stock purchased in connection with employee tax withholding obligations under employee equity compensation plans, which are not purchases under the Company’s publicly announced program.
(2)	On March 8, 2011, our Board of Directors approved a $200 million expansion of our existing securities repurchase program (the “Repurchase Program”) to a total of $600 million. As of the date of this filing, approximately $259.1 million remained available under the Repurchase Program. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. We repurchased 4,197,097 shares under the Repurchase Program during the first quarter of Fiscal 2011 at a cost of $100 million.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Form of Indemnification Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance

101.SCH‡	XBRL Taxonomy Extension Schema

101.CAL‡	XBRL Taxonomy Extension Calculation

101.DEF‡	XBRL Taxonomy Extension Definition

101.LAB‡	XBRL Taxonomy Extension Labels

101.PRE‡	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.
°	Furnished electronically herewith.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANN INC.

Date: August 19, 2011	By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2011	By:	/s/ Michael J. Nicholson
Michael J. Nicholson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1*	Form of Indemnification Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance

101.SCH‡	XBRL Taxonomy Extension Schema

101.CAL‡	XBRL Taxonomy Extension Calculation

101.DEF‡	XBRL Taxonomy Extension Definition

101.LAB‡	XBRL Taxonomy Extension Labels

101.PRE‡	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.
°	Furnished electronically herewith.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.