Form 10-Q/A
period 2008-05-03
ANN INC.
filed 2011-10-14
CIK 874214

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

ANNTAYLOR STORES CORPORATION

(Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ✓     Accelerated filer           Non-accelerated filer           Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 24, 2008
Common Stock, $.0068 par value	59,036,253

EXPLANATORY NOTE

ANN INC. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008, originally filed with the United States Securities and Exchange Commission (the “SEC”) on May 29, 2008 (the “Original Form 10-Q”). This Amendment is being filed solely to amend Exhibit 10.1 to the Original Form 10-Q to include the schedules and exhibits with certain confidential portions redacted (the “Exhibit”) and to incorporate by reference amended Exhibit 10.2 and Exhibit 10.4. The Company had sought confidential treatment for portions of the Exhibit and, following correspondence with the SEC, is re-filing the Exhibit with certain information redacted. The Company is including new certifications of ANN INC.’s chief executive officer and of ANN INC.’s chief financial officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350) as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Original Form 10-Q. This Amendment does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or other exhibits to, the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings made with the SEC.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Third Amended and Restated Credit Agreement, dated as of April 23, 2008, by and among AnnTaylor, Inc., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative and Collateral Agent, and JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and RBS Citizens, N.A., as Syndication Agents (the “Credit Agreement”).

10.2	Third Amended and Restated Pledge and Security Agreement, dated as of April 23, 2008, by AnnTaylor, Inc., AnnTaylor Stores Corporation, Annco, Inc., AnnTaylor Distribution Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company filed on November 19, 2010.

10.3	Third Amended and Restated Parent Guaranty, dated as of April 23, 2008, made by AnnTaylor Stores Corporation in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed on April 29, 2008.

10.4	Trademark Security Agreement, dated as of April 23, 2008, made by Annco, Inc., in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company filed on November 19, 2010.

10.5	AnnTaylor Stores Corporation 2003 Equity Incentive Plan (the “2003 Plan”) as amended through March 13, 2008. Incorporated by reference to Exhibit A to the Proxy Statement of the Company filed on April 3, 2008.

10.6+	Summary of Compensation Arrangements for Non-Employee Directors.

10.7+	Amendment to Amended and Restated AnnTaylor Stores Corporation Management Performance Compensation Plan, effective as of March 13, 2008.

10.8+	Fourth Amendment to the AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan, effective as of March 13, 2008.

10.9+	Fourth Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 13, 2008.

10.10+	Amendment to the 2004 Long-Term Cash Incentive Plan, effective as of March 13, 2008.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.
+	Previously filed with the Original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANN INC.

Date: October 14, 2011	By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 14, 2011	By:	/s/ Michael J. Nicholson
Michael J. Nicholson
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1*	Third Amended and Restated Credit Agreement, dated as of April 23, 2008, by and among AnnTaylor, Inc., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative and Collateral Agent, and JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and RBS Citizens, N.A., as Syndication Agents (the “Credit Agreement”).

10.2	Third Amended and Restated Pledge and Security Agreement, dated as of April 23, 2008, by AnnTaylor, Inc., AnnTaylor Stores Corporation, Annco, Inc., AnnTaylor Distribution Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company filed on November 19, 2010.

10.3	Third Amended and Restated Parent Guaranty, dated as of April 23, 2008, made by AnnTaylor Stores Corporation in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed on April 29, 2008.

10.4	Trademark Security Agreement, dated as of April 23, 2008, made by Annco, Inc., in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company filed on November 19, 2010.

10.5	AnnTaylor Stores Corporation 2003 Equity Incentive Plan (the “2003 Plan”) as amended through March 13, 2008. Incorporated by reference to Exhibit A to the Proxy Statement of the Company filed on April 3, 2008.

10.6+	Summary of Compensation Arrangements for Non-Employee Directors.

10.7+	Amendment to Amended and Restated AnnTaylor Stores Corporation Management Performance Compensation Plan, effective as of March 13, 2008.

10.8+	Fourth Amendment to the AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan, effective as of March 13, 2008.

10.9+	Fourth Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 13, 2008.

10.10+	Amendment to the 2004 Long-Term Cash Incentive Plan, effective as of March 13, 2008.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.
+	Previously filed with the Original Form 10-Q.