Form 10-Q/A
period 2010-10-30
ANN INC.
filed 2011-10-25
CIK 874214

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

EXPLANATORY NOTE

ANN INC. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2010, originally filed with the United States Securities and Exchange Commission (the “SEC”) on November 19, 2010 (the “Original Form 10-Q”). This Amendment is being filed solely to amend Exhibit 10.1 to the Original Form 10-Q to include the schedules and exhibits with certain confidential portions redacted (the “Exhibit”). The Company had sought confidential treatment for portions of the Exhibit and, following correspondence with the SEC, is re-filing the Exhibit with certain information redacted. The Company is including new certifications of ANN INC.’s chief executive officer and of ANN INC.’s chief financial officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350) as no financial statements are being filed with this Amendment.

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

Item 6. Exhibits

Exhibit Number	Description

10.1*	Third Amended and Restated Credit Agreement, dated as of April 23, 2008, by and among AnnTaylor, Inc., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative and Collateral Agent and JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and RBS Citizens, N.A. as Syndication Agents (the “Credit Agreement”). Portions of this exhibit were redacted pursuant to a confidential treatment request.

10.2**	Third Amended and Restated Pledge and Security Agreement, dated as of April 23, 2008, by AnnTaylor, Inc., AnnTaylor Stores Corporation, Annco, Inc., AnnTaylor Distribution Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Portions of this exhibit were redacted pursuant to a confidential treatment request.

10.3**	Trademark Security Agreement, dated as of April 23, 2008, made by Annco, Inc., in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Portions of this exhibit were redacted pursuant to a confidential treatment request.

10.4**	Trademark Assignment Agreement, dated July 15, 2009, between AnnTaylor Sourcing Far East Limited, Annco, Inc. and Guangzhou Pan Yu San Yuet Fashion Manufactory Ltd.

10.5**†	Form of 2003 Plan Restricted Unit Award Agreement (Performance-Vesting Restricted Units).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance

101.SCH‡	XBRL Taxonomy Extension Schema

101.CAL‡	XBRL Taxonomy Extension Calculation

101.DEF‡	XBRL Taxonomy Extension Definition

101.LAB‡	XBRL Taxonomy Extension Labels

101.PRE‡	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.

**	Previously filed with the Original Form 10-Q.
°	Previously furnished with the Original Form 10-Q.
†	Management contract or compensatory plan or arrangement.
‡	Previously submitted with the Original Form 10-Q. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANN INC.
Date: October 25, 2011	By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)
Date: October 25, 2011	By:	/s/ Michael J Nicholson
Michael J. Nicholson
Executive Vice President,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Item 6. Exhibits

Exhibit Number	Description

10.1*	Third Amended and Restated Credit Agreement, dated as of April 23, 2008, by and among AnnTaylor, Inc., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative and Collateral Agent and JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and RBS Citizens, N.A. as Syndication Agents (the “Credit Agreement”). Portions of this exhibit were redacted pursuant to a confidential treatment request.

10.2**	Third Amended and Restated Pledge and Security Agreement, dated as of April 23, 2008, by AnnTaylor, Inc., AnnTaylor Stores Corporation, Annco, Inc., AnnTaylor Distribution Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Portions of this exhibit were redacted pursuant to a confidential treatment request.

10.3**	Trademark Security Agreement, dated as of April 23, 2008, made by Annco, Inc., in favor of Bank of America, N.A., in its capacity as administrative agent for each of the Lenders party to the Credit Agreement. Portions of this exhibit were redacted pursuant to a confidential treatment request.

10.4**	Trademark Assignment Agreement, dated July 15, 2009, between AnnTaylor Sourcing Far East Limited, Annco, Inc. and Guangzhou Pan Yu San Yuet Fashion Manufactory Ltd.

10.5**†	Form of 2003 Plan Restricted Unit Award Agreement (Performance-Vesting Restricted Units).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance

101.SCH‡	XBRL Taxonomy Extension Schema

101.CAL‡	XBRL Taxonomy Extension Calculation

101.DEF‡	XBRL Taxonomy Extension Definition

101.LAB‡	XBRL Taxonomy Extension Labels

101.PRE‡	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.

**	Previously filed with the Original Form 10-Q.
°	Previously furnished with the Original Form 10-Q.
†	Management contract or compensatory plan or arrangement.
‡	Previously submitted with the Original Form 10-Q. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.