Form 10-Q
period 2011-10-29
ANN INC.
filed 2011-11-18
CIK 874214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2011
Common Stock, $.0068 par value	52,366,305

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

•	the performance and operation of the Company’s websites and the risks associated with Internet sales;

•	the impact of fluctuations in sourcing costs, particularly increases in the costs of raw materials, labor, fuel and transportation;

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

•	the Company’s ability to sustain the results of its recent restructuring program;

•	the Company’s ability to realize its deferred tax assets;

•	the effect of external economic factors on the Company’s future funding obligations for its defined benefit pension plan;

•	the Company’s dependence on shopping malls and other retail centers to attract customers; and

•	the impact of potential consolidation of commercial and retail landlords on the Company’s ability to negotiate favorable rental terms.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ANN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters and Nine Months Ended October 29, 2011 and October 30, 2010

(unaudited)

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Net sales	$564,003	$505,281	$1,645,832	$1,464,934
Cost of sales	239,763	216,505	714,839	627,193

Gross margin	324,240	288,776	930,993	837,741
Selling, general and administrative expenses	269,498	247,381	788,656	726,601
Restructuring charges	—	550	—	1,693

Operating income	54,742	40,845	142,337	109,447
Interest income	97	245	430	582
Interest expense	541	369	1,352	1,254

Income before income taxes	54,298	40,721	141,415	108,775
Income tax provision	22,018	16,525	57,029	43,351

Net income	$32,280	$24,196	$84,386	$65,424

Earnings per share:
Basic earnings per share	$0.62	$0.41	$1.61	$1.11

Weighted average shares outstanding	51,389	57,467	51,583	57,630

Diluted earnings per share	$0.61	$0.41	$1.58	$1.10

Weighted average shares outstanding, assuming dilution	52,072	58,270	52,441	58,492

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

October 29, 2011, January 29, 2011 and October 30, 2010

(unaudited)

	October 29,	January 29,	October 30,
	2011	2011	2010
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$139,590	$226,644	$223,614
Accounts receivable	31,132	17,501	28,578
Merchandise inventories	278,174	193,625	231,953
Refundable income taxes	25,953	26,631	31,363
Deferred income taxes	29,742	28,145	27,244
Prepaid expenses and other current assets	56,367	57,367	50,096

Total current assets	560,958	549,913	592,848
Property and equipment, net	363,901	332,489	333,772
Deferred income taxes	25,117	31,224	26,446
Other assets	12,447	13,194	11,471

Total assets	$962,423	$926,820	$964,537

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$107,499	$97,330	$90,964
Accrued salaries and bonus	15,094	29,346	21,454
Current portion of long-term performance compensation	19,383	—	—
Accrued tenancy	41,938	42,620	46,785
Gift certificates and merchandise credits redeemable	37,643	49,103	36,177
Accrued expenses and other current liabilities	79,966	63,509	74,204

Total current liabilities	301,523	281,908	269,584
Deferred lease costs	164,558	165,321	164,861
Deferred income taxes	575	850	1,000
Long-term performance compensation, less current portion	36,484	32,299	24,205
Other liabilities	23,215	22,997	22,577

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516, 82,554,516 and 82,554,516 shares issued, respectively	561	561	561
Additional paid-in capital	806,837	801,140	793,408
Retained earnings	572,077	487,691	479,718
Accumulated other comprehensive loss	(2,284)	(2,378)	(3,741)
Treasury stock, 30,190,855, 27,205,853 and 24,584,175 shares, respectively, at cost	(941,123)	(863,569)	(787,636)

Total stockholders’ equity	436,068	423,445	482,310

Total liabilities and stockholders’ equity	$962,423	$926,820	$964,537

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended October 29, 2011 and October 30, 2010

(unaudited)

	Nine Months Ended
	October 29,	October 30,
	2011	2010
	(in thousands)
Operating activities:
Net income	$84,386	$65,424
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,258	4,952
Depreciation and amortization	71,688	73,048
Loss on disposal and write-down of property and equipment	782	1,446
Stock-based compensation	17,009	15,185
Non-cash interest and other non-cash items	364	(487)
Non-cash restructuring charges	—	504
Tax benefit from exercise/vesting of stock awards	8,242	5,262
Changes in assets and liabilities:
Accounts receivable	(13,601)	(6,445)
Merchandise inventories	(84,549)	(64,250)
Prepaid expenses and other current assets	1,206	(4,832)
Refundable income taxes	678	(6,434)
Other non-current assets and liabilities, net	19,611	2,393
Accounts payable and accrued expenses	(12,428)	(27,623)

Net cash provided by operating activities	97,646	58,143

Investing activities:
Purchases of marketable securities	(1,145)	(732)
Sales of marketable securities and short-term investments	84	6,061
Proceeds from insurance settlement	—	863
Purchase of intangible asset	—	(2,750)
Purchases of property and equipment	(96,292)	(36,515)

Net cash used for investing activities	(97,353)	(33,073)

Financing activities:
Proceeds from the issuance of common stock pursuant to the Associate Discount Stock Purchase Plan	1,707	1,676
Proceeds from exercise of stock options	7,984	2,483
Excess tax benefits from stock-based compensation	8,113	12,094
Repurchases of common and restricted stock	(105,109)	(25,323)
Repayments of fixed asset financing and capital lease obligations	(1,157)	(664)
Change in trade payable program obligation, net	1,115	2,925
Proceeds from fixed asset financing and capital leases	—	862

Net cash used for financing activities	(87,347)	(5,947)

Net (decrease)/increase in cash	(87,054)	19,123
Cash and cash equivalents, beginning of period	226,644	204,491

Cash and cash equivalents, end of period	$139,590	$223,614

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,092	$1,041

Cash paid during the period for income taxes	$32,797	$41,815

Property and equipment acquired through capital lease	$—	$767

Accrual for purchases of property and equipment	$19,631	$15,591

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

The following tables segregate all financial assets and liabilities of the Company as of October 29, 2011, January 29, 2011 and October 30, 2010 that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement date:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	October 29,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Non-qualified deferred compensation plan assets (1)	$3,796	$1,123	$2,673	$—

Total assets	$3,796	$1,123	$2,673	$—

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	January 29,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Non-qualified deferred compensation plan assets (1)	$2,804	$103	$2,701	$—

Total assets	$2,804	$103	$2,701	$—

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	October 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Non-qualified deferred compensation plan assets (1)	$2,606	$—	$2,606	$—

Total assets	$2,606	$—	$2,606	$—

(1)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain associates at the vice-president level and above. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust. The classification of all prior year amounts was updated to reflect current year classification.

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3.	Fair Value Measurements (Continued)

For the quarter and nine months ended October 29, 2011, no non-financial assets or liabilities measured at fair value on a non-recurring basis were impaired. For the quarter and nine months ended October 30, 2010, impairment charges related to non-financial assets or liabilities measured at fair value on a non-recurring basis were immaterial.

At October 29, 2011, the Company believes that the carrying value of cash and cash equivalents, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

4.	Restructuring Charges

In connection with its multi-year strategic restructuring program (the “Restructuring Program”) launched during the fourth quarter of Fiscal 2007, the Company recognized approximately $0.6 million and $1.7 million in restructuring charges during the quarter and nine months ended October 30, 2010, respectively. There were no such charges during the quarter or nine months ended October 29, 2011.

The following tables present detailed information related to restructuring charges recorded during the quarter ended October 30, 2010, and the restructuring-related liability balances as of October 29, 2011 and October 30, 2010:

	Quarter ended October 29, 2011
	Asset Impairment (1)	Severance and Related Costs		Other Restructuring Costs		Total
	(in thousands)
Balance at July 30, 2011	$—	$534		$2,305		$2,839
Cash payments	—	(328)		(144)		(472)
Non-cash adjustments	—	(29	)(2)	(34	)(2)	(63)

Balance at October 29, 2011	$—	$177		$2,127		$2,304

	Quarter ended October 30, 2010
	Asset Impairment (1)	Severance and Related Costs		Other Restructuring Costs		Total
	(in thousands)
Balance at July 31, 2010	$—	$514		$2,955		$3,469
Restructuring provision	260	(56)		346		550
Cash payments	—	(277)		(501)		(778)
Non-cash adjustments	(260)	—		—		(260)

Balance at October 30, 2010	$—	$181		$2,800		$2,981

(1)	Asset impairment charges represent the write-down of store assets to their estimated fair value for those store locations identified for closure under the Company’s Restructuring Program.
(2)	Represents adjustments to the restructuring accruals due to changes in accounting estimates. For the quarter ended October 29, 2011, these adjustments were immaterial and were included in “Selling, general and administrative expenses.”

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4.	Restructuring Charges (Continued)

The following tables present detailed information related to restructuring charges recorded during the nine months ended October 30, 2010, and the restructuring-related liability balances as of October 29, 2011 and October 30, 2010:

	Nine months ended October 29, 2011
	Asset Impairment (1)	Severance and Related Costs		Other Restructuring Costs		Total
	(in thousands)
Balance at January 29, 2011	$—	$2,177		$3,404		$5,581
Cash payments	—	(1,792)		(948)		(2,740)
Non-cash adjustments	—	(208	)(2)	(329	)(2)	(537)

Balance at October 29, 2011	$—	$177		$2,127		$2,304

	Nine months ended October 30, 2010
	Asset Impairment (1)	Severance and Related Costs		Other Restructuring Costs		Total
	(in thousands)
Balance at January 30, 2010	$—	$2,382		$4,401		$6,783
Restructuring provision	371	27		1,295		1,693
Cash payments	—	(2,228)		(2,763)		(4,991)
Non-cash adjustments	(371)	—		(133)		(504)

Balance at October 30, 2010	$—	$181		$2,800		$2,981

(1)	Asset impairment charges represent the write-down of store assets to their estimated fair value for those store locations identified for closure under the Company’s Restructuring Program.
(2)	Represents adjustments to the restructuring accruals due to changes in accounting estimates. For the nine months ended October 29, 2011, these adjustments were immaterial and were included in “Selling, general and administrative expenses.”

Restructuring-related severance accruals are included in “Accrued salaries and bonus” on the Company’s Condensed Consolidated Balance Sheets as of October 29, 2011, January 29, 2011, and October 30, 2010. Other restructuring-related accruals are included in “Accrued tenancy” and “Other liabilities,” as applicable, as of October 29, 2011, January 29, 2011, and October 30, 2010, and within “Accrued expenses and other current liabilities” as of January 29, 2011 and October 30, 2010, on the Company’s Condensed Consolidated Balance Sheets.

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

The following tables present a reconciliation of basic and diluted earnings per share for the quarters and nine months ended October 29, 2011 and October 30, 2010, respectively:

	Quarter Ended
	October 29, 2011			October 30, 2010
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$32,280			$24,196
Less net income associated with participating securities	544			384

Basic earnings per share	$31,736	51,389	$0.62	$23,812	57,467	$0.41

Diluted Earnings per Share
Net income	$32,280			$24,196
Less net income associated with participating securities	537			379
Effect of dilutive securities		683			803

Diluted earnings per share	$31,743	52,072	$0.61	$23,817	58,270	$0.41

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5.	Net Income Per Share (Continued)

	Nine Months Ended
	October 29, 2011			October 30, 2010
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$84,386			$65,424
Less net income associated with participating securities	1,425			1,198

Basic earnings per share	$82,961	51,583	$1.61	$64,226	57,630	$1.11

Diluted Earnings per Share
Net income	$84,386			$65,424
Less net income associated with participating securities	1,402			1,180
Effect of dilutive securities		858			862

Diluted earnings per share	$82,984	52,441	$1.58	$64,244	58,492	$1.10

For the quarter and nine months ended October 29, 2011, non-participating securities (stock options) representing 2,570,642 and 1,984,653 shares of common stock, respectively, were excluded from the above computations of weighted-average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods. In addition, non-participating securities (performance-based restricted units) representing 28,250 and 18,833 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share for the quarter and nine months ended October 29, 2011, respectively, due to the fact that they are contingently issuable securities whose contingencies were not met and whose measurement period had not concluded as of that date.

For the quarter and nine months ended October 30, 2010, non-participating securities (stock options) representing 3,100,217 and 3,261,488 shares of common stock, respectively, were excluded from the above computations of weighted-average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods. In addition, non-participating securities (performance-based restricted units) representing 28,250 and 9,417 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share for the quarter and nine months ended October 30, 2010, respectively, due to the fact that they are contingently issuable securities whose contingencies were not met and whose measurement period had not concluded as of that date.

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.	Share-based Payments

Stock Incentive Plans

During the quarter and nine months ended October 29, 2011, the Company recognized approximately $6.3 million and $17.0 million, respectively, of share-based compensation expense. During the quarter and nine months ended October 30, 2010, the Company recognized approximately $4.7 million and $15.2 million, respectively, of share-based compensation expense. As of October 29, 2011, there was $10.1 million, $9.6 million, and $3.5 million of unrecognized compensation cost related to unvested stock options, unvested restricted stock awards and unvested restricted unit awards, respectively, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years, 1.7 years and 1.2 years, respectively. During the quarter and nine months ended October 29, 2011, shares underlying stock award grants and option exercises were generally issued out of treasury stock.

Stock Options

The following table summarizes stock option activity for the quarter and nine months ended October 29, 2011:

	Quarter Ended		Nine Months Ended
	October 29, 2011		October 29, 2011
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Options outstanding at beginning of period	4,805,496	$21.71	4,942,755	$19.46
Granted (1)	—	—	520,250	27.63
Exercised (2)	(109,142)	13.31	(763,576)	9.97
Forfeited or expired	(27,347)	30.00	(30,422)	29.73

Options outstanding at October 29, 2011	4,669,007	$21.86	4,669,007	$21.86

Vested and exercisable at October 29, 2011	2,821,303	$25.21	2,821,303	$25.21

Options expected to vest at October 29, 2011	1,125,170	$18.76	1,125,170	$18.76

(1)	Options granted during the nine months ended October 29, 2011 vest annually over a three-year period, and expire ten years after the grant date.
(2)	Shares issued in connection with option exercises are generally issued from treasury stock.

The fair value of options granted under the Company’s stock plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	October 29,	October 30,
	2011	2010
Expected volatility	57.1%	54.9%
Risk-free interest rate	1.8%	2.2%
Expected life (years)	4.54	4.65
Dividend yield	—	—

There were no options granted during the quarters ended October 29, 2011 or October 30, 2010. The weighted-average fair value of options granted during the nine months ended October 29, 2011 and October 30, 2010, estimated as of the grant date using the Black-Scholes option pricing model, was $13.21 and $9.29 per share, respectively.

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.	Share-based Payments (Continued)

Stock Options (Continued)

The Company estimates the volatility of its common stock at the date of grant based on an average of its historical volatility and the implied volatility of publicly traded options on its common stock.

Restricted Stock

The following table summarizes restricted stock activity for the quarter ended October 29, 2011:

	Time - Based			Performance - Based
	Number of Shares		Weighted - Average Grant Date Fair Value	Number of Shares		Weighted - Average Grant Date Fair Value
Restricted stock awards at July 30, 2011	606,860		$17.45	281,336		$16.92
Granted	6,739	(1)	22.26	349	(2)	24.00
Vested	(15,834	)(3)	25.45	(2,015	)(3)	17.34

Restricted stock awards at October 29, 2011	597,765		$17.29	279,670		$16.93

(1)	These shares vest in August 2014.
(2)	These shares vested in August 2011 and were earned in connection with Fiscal 2010 performance targets.
(3)	Shares returned to cover employee tax withholding obligations are returned to treasury stock.

The following table summarizes restricted stock activity for the nine months ended October 29, 2011:

	Time - Based			Performance - Based
	Number of Shares		Weighted - Average Grant Date Fair Value	Number of Shares		Weighted - Average Grant Date Fair Value
Restricted stock awards at January 29, 2011	604,846		$9.46	289,673		$3.13
Granted	299,912	(1)	27.58	181,920	(2)	27.88
Vested	(306,993	)(3)	11.92	(191,923	)(3)	6.49

Restricted stock awards at October 29, 2011	597,765		17.29	279,670		16.93

(1)	Of this amount, 249,625 shares vest equally in each of March 2012, 2013 and 2014, 7,000 shares vest equally in each of May 2012, 2013 and 2014, 3,500 shares vest equally in each of June 2012, 2013 and 2014, 27,641 shares vest in May 2012, 5,407 shares vest in March 2014 and the remaining 6,739 shares vest in August 2014.
(2)	Of this amount, 135,500 shares vest over a three-year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 75% to 125% of the shares granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such shares, grantees will not earn any shares with respect to that tranche. The remaining 46,420 of these shares were performance vesting restricted stock which vested in March, April and August 2011 and were earned in connection with Fiscal 2010 performance targets.
(3)	Shares returned to cover employee tax withholding obligations are returned to treasury stock.

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6.	Share-based Payments (Continued)

Restricted Units

There was no restricted unit activity during the quarter ended October 29, 2011.

The following table summarizes restricted unit activity for the nine months ended October 29, 2011:

	Time - Based			Performance - Based
	Number of Shares		Weighted - Average Grant Date Fair Value	Number of Shares		Weighted - Average Grant Date Fair Value
Restricted unit awards at January 29, 2011	284,500		$19.58	169,500		$19.58
Vested	(94,813	)(1)	19.58	(56,496	)(1)	19.58

Restricted unit awards at October 29, 2011	189,687		19.58	113,004		19.58

(1)	Shares issued from treasury stock.

7.	Debt and Other Financing Arrangements

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

The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $15.1 million, $17.6 million and $14.1 million as of October 29, 2011, January 29, 2011 and October 30, 2010, respectively, leaving a remaining available balance for loans and letters of credit of $234.9 million, $120.2 million and $192.8 million, respectively. There were no borrowings outstanding under the Credit Facility at October 29, 2011, January 29, 2011, October 30, 2010 or as of the date of this filing.

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

Other

In the second quarter of Fiscal 2010, the Company entered into a vendor financing program (the “Trade Payable Program”) with a financing company. Under the Trade Payable Program, the financing company makes accelerated and discounted payments to the Company’s vendors and the Company, in turn, makes its regularly-scheduled full vendor payments to the financing company. As of October 29, 2011, January 29, 2011 and October 30, 2010 there was $4.5 million, $3.4 million and $2.9 million outstanding, respectively, under the Trade Payable Program, which is included in “Accrued expenses and other current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

8.	Employee Benefits

The following table summarizes the components of net periodic pension cost for the Company:

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net periodic pension cost:
Interest cost	416	458	1,248	1,374
Expected return on plan assets	(428)	(408)	(1,284)	(1,224)
Amortization of actuarial loss	24	128	72	384
Settlement loss	—	290	—	290

Net periodic pension cost	$12	$468	$36	$824

The Company froze its noncontributory defined benefit pension plan in October 2007. The Company was not required to make and did not make any contributions to its pension plan during the quarters or nine months ended October 29, 2011 and October 30, 2010.

ANN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9.	Securities Repurchase Program

On March 8, 2011, the Company’s Board of Directors approved a $200 million expansion of the Company’s existing securities repurchase program (the “Repurchase Program”), bringing the total authorized under the Repurchase Program to $600 million. As of October 29, 2011, approximately $259.1 million remained available under the Repurchase Program. The Repurchase Program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by the Company’s Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During the quarter ended April 30, 2011, the Company repurchased 4,197,097 shares of its common stock through open market purchases under the Repurchase Program at a cost of $100 million. Since the quarter ended April 30, 2011, there have been no repurchases made under the Repurchase Program during the nine months ended October 29, 2011. During the quarter and nine months ended October 30, 2010, the Company repurchased 1,200,000 shares of its common stock through open market purchases under the Repurchase Program at a cost of approximately $19.8 million.

10.	Comprehensive Income

The components of comprehensive income are shown below:

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$32,280	$24,196	$84,386	$65,424
Amortization of actuarial loss, net of taxes of approximately $7 and $49, respectively, and approximately ($23) and $145, respectively	17	79	94	238
Pension settlement charge, net of taxes of approximately $0 and $111, respectively, and approximately $0 and $111, respectively	—	179	—	179

Comprehensive income	$32,297	$24,454	$84,480	$65,841

11.	Legal Proceedings

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

Our Ann Taylor and LOFT brands offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a strategy to provide modern styles that are versatile across all occasions and needs. We offer updated past season best sellers from the Ann Taylor and LOFT merchandise collections at our Ann Taylor Factory and LOFT Outlet stores, respectively, and our clients can also shop online at www.anntaylor.com and www.LOFT.com (together, our “Online Stores”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444. As of October 29, 2011, we operated 950 stores in 46 states, the District of Columbia and Puerto Rico.

Management Overview

Our results for the third quarter of Fiscal 2011 reflect our fourth sequential quarter of double digit increases in total net sales and our ninth consecutive quarter of double-digit growth in net income and diluted earnings per share compared with the prior-year periods. We experienced strong, profitable sales growth at LOFT stores and in our e-commerce and factory/outlet channels at both brands. In addition, our strong bottom-line performance for the quarter reflected the benefits of increased cost leverage, continued expense management and our success containing product costs across the Company.

Net sales for the third quarter of Fiscal 2011 were $564.0 million, up $58.7 million, or 11.6%, as compared to the same period last year, with comparable sales increasing 5.5%. Gross margin as a percentage of net sales for the third quarter was 57.5%, a 30 basis point improvement over the rate achieved for the third quarter of Fiscal 2010. This performance reflected the benefits of profitable growth in the e-commerce and factory/outlet channels, as well as significant gross margin rate improvement at LOFT stores as compared to the third quarter of Fiscal 2010. In addition, as a result of careful planning and execution of our cost mitigation strategies, we continued to successfully navigate through the challenges of increased labor, commodity and other product costs without negatively impacting gross margin rate performance. These factors also contributed to a significant 33.4% increase in net income to $32.3 million, and a 48.8% increase in diluted earnings per share to $0.61, up from $0.41 in the third quarter of Fiscal 2010.

Total net sales at our Ann Taylor brand increased 2.9%, with comparable sales increasing 2.5%, building on the strong 21.9% increase in comparable sales achieved during the third quarter of Fiscal 2010. This improvement was driven by comparable sales growth of 45.8% and 1.8% at anntaylor.com and Ann Taylor Factory stores, respectively, partially offset by a comparable sales decrease of 5.8% at Ann Taylor stores. The softness at Ann Taylor stores was primarily due to a lack of depth and breadth in color and fashion. In addition, due to the macro-economic uncertainty, our client was far more selective in her purchasing and wanted more fashion, rather than core investment pieces. As a result of these factors, we were more promotional than planned, which enabled us to clear through inventory and affected our gross margin rate performance for the quarter.

Our LOFT brand delivered outstanding performance, reflecting strong top-line growth and a substantially higher gross margin rate as compared to last year. All channels delivered on the brand’s promise to offer feminine, casual, high-quality fashion at great value. In addition, our year-over-year strategy to increase the penetration of styles below $50 at LOFT stores resonated positively with clients during the quarter. The combination of these strategies enabled us to increase full price sales performance and decrease our overall level of promotional activity as compared to the third quarter of Fiscal 2010. Total net sales at our LOFT brand increased 18.5%, with comparable sales increasing 7.9% for the quarter. By channel, third quarter comparable sales grew 23.0% at LOFT.com, 10.9% at LOFT Outlet and 5.9% at LOFT stores. Our third quarter results also benefitted from the impact of our aggressive expansion of LOFT Outlet since the third quarter of Fiscal 2010.

Throughout the quarter, we remained committed to maintaining our healthy balance sheet, and closed the quarter with $140 million in cash and no bank debt. Overall inventory per square foot was up 11% at the end of the third quarter, excluding e-commerce, in line with our overall sales performance.

From a real estate perspective, we continued to enhance the overall productivity of our fleet through further roll-out of our new Ann Taylor and LOFT concept stores, as well as continued expansion of our footprint in the factory/outlet channel. During the quarter, we opened a total of 12 new stores, comprised of six new concept Ann Taylor stores, four LOFT stores and two LOFT Outlet stores. We also closed two Ann Taylor stores and two LOFT stores, ending the quarter with 950 stores, comprised of 276 Ann Taylor stores, 503 LOFT stores, 97 Ann Taylor Factory stores and 74 LOFT Outlet stores.

Overall, our bottom-line results for the third quarter were ahead of our outlook and we continued to make progress on the strategic initiatives that we outlined as a foundation for future, profitable growth. As we look to the fourth quarter, continued macro-economic uncertainty and its possible impact on consumer spending could make for a very challenging Holiday selling season. We believe our continued focus on offering clients compelling fashion and value will help us navigate through this potentially difficult time.

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

Results of Operations

The following table sets forth data from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.5	42.8	43.4	42.8

Gross margin	57.5	57.2	56.6	57.2
Selling, general and administrative expenses	47.8	49.0	47.9	49.6
Restructuring charges	—	0.1	—	0.1

Operating income	9.7	8.1	8.7	7.5
Interest income	—	—	—	—
Interest expense	0.1	0.1	0.1	0.1

Income before income taxes	9.6	8.0	8.6	7.4
Income tax provision	3.9	3.3	3.5	3.0

Net income	5.7%	4.7%	5.1%	4.4%

The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period:

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
	increase		increase
Net sales	11.6%	9.3%	12.3%	7.8%
Operating income	34.0%	1,408.9%	30.1%	534.8%
Net income	33.4%	1,069.5%	29.0%	458.5%

Sales and Store Data

The following table sets forth certain brand sales and store data:

	Quarter Ended
	October 29, 2011		October 30, 2010
Sales and Comps	Sales	Comp % (1)	Sales	Comp % (1)
	($ in thousands)
Ann Taylor brand
Ann Taylor Stores	$121,280	(5.8)%	$128,505	23.4%
Ann Taylor e-commerce	34,617	45.8%	24,122	57.0%

Subtotal	155,897	2.8%	152,627	27.7%
Ann Taylor Factory	73,816	1.8%	70,576	11.3%

Total Ann Taylor brand	$229,713	2.5%	$223,203	21.9%

LOFT brand
LOFT Stores	$248,532	5.9%	$233,356	(0.6)%
LOFT e-commerce	32,758	23.0%	26,670	64.6%

Subtotal	281,290	7.7%	260,026	3.6%
LOFT Outlet	53,000	10.9%	22,052	22.0%

Total LOFT brand	$334,290	7.9%	$282,078	4.5%

Total Company	$564,003	5.5%	$505,281	11.7%

	Nine Months Ended
	October 29, 2011		October 30, 2010
Sales and Comps	Sales	Comp % (1)	Sales	Comp % (1)
	($ in thousands)
Ann Taylor brand
Ann Taylor Stores	$363,956	2.6%	$362,011	19.4%
Ann Taylor e-commerce	86,675	41.1%	62,426	46.0%

Subtotal	450,631	8.4%	424,437	22.6%
Ann Taylor Factory	219,854	5.8%	204,366	9.3%

Total Ann Taylor brand	$670,485	7.5%	$628,803	17.9%

LOFT brand
LOFT Stores	$748,106	4.5%	$719,360	1.6%
LOFT e-commerce	84,918	29.0%	66,586	60.3%

Subtotal	833,024	6.5%	785,946	4.8%
LOFT Outlet	142,323	16.3%	50,185	19.3%

Total LOFT brand	$975,347	7.1%	$836,131	5.4%

Total Company	$1,645,832	7.3%	$1,464,934	10.5%

Sales and Store Data (Continued)

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
Sales Related Metrics	2011	2010	2011	2010
Average Dollars Per Transaction
Ann Taylor brand	$83.87	$84.89	$81.77	$81.97
LOFT brand	68.84	64.08	64.45	62.00

Average Units Per Transaction
Ann Taylor brand	2.41	2.38	2.42	2.34
LOFT brand	2.69	2.53	2.65	2.47

Average Unit Retail Sold
Ann Taylor brand	$34.80	$35.67	$33.79	$35.03
LOFT brand	25.59	25.33	24.32	25.10

Net Sales Per Average Gross
Square Foot (2)
Ann Taylor Stores	$84	$85	$251	$236
Ann Taylor Factory	108	106	324	306
LOFT Stores	85	79	256	242
LOFT Outlet	103	125	326	349

(1)	A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of greater than 15% is treated as a new store for the first year following its reopening. Sales at our Online Stores are included in comparable sales.

(2)	Net sales per average gross square foot is determined by dividing net sales for the period by the average monthly gross square footage for the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space. Sales at our Online Stores are excluded from the net sales per average gross square foot calculation.

Sales and Store Data (Continued)

	Quarter Ended
	October 29, 2011		October 30, 2010
Stores and Square Footage	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Ann Taylor brand
Ann Taylor Stores	276	1,448	276	1,501
Ann Taylor Factory	97	691	92	668

Total Ann Taylor brand	373	2,139	368	2,169

LOFT brand
LOFT Stores	503	2,931	506	2,954
LOFT Outlet	74	519	33	217

Total LOFT brand	577	3,450	539	3,171

Total Company	950	5,589	907	5,340

Number Of:
Stores open at beginning of period	942	5,563	894	5,265
New stores (1)	12	60	16	93
Downsized stores (2)	—	(12)	—	(6)
Closed stores	(4)	(22)	(3)	(12)

Stores open at end of period	950	5,589	907	5,340

Converted stores (3)	—	—	4	—

	Nine Months Ended
	October 29, 2011		October 30, 2010
Stores and Square Footage	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Number Of:
Stores open at beginning of period	896	5,283	907	5,348
New stores (4)	68	436	16	93
Downsized stores (5)	—	(51)	—	(11)
Closed stores	(14)	(79)	(16)	(90)

Stores open at end of period	950	5,589	907	5,340

Converted stores (6)	—	—	10	—

(1)	During the quarter ended October 29, 2011, we opened six new Ann Taylor stores, four new LOFT stores, and 2 new LOFT Outlet stores. During the quarter ended October 30, 2010, we opened five new LOFT stores and 11 new LOFT Outlet stores.

(2)	During the quarter ended October 29, 2011, we downsized two Ann Taylor stores. During the quarter ended October 30, 2010, we downsized two Ann Taylor stores.
(3)	During the quarter ended October 30, 2010 we converted four LOFT stores to LOFT Outlet stores.

(4)	During the nine months ended October 29, 2011, we opened 13 new Ann Taylor stores, 12 new LOFT stores, five new Ann Taylor Factory stores and 38 new LOFT Outlet stores. During the nine months ended October 30, 2010, we opened five new LOFT stores and 11 new LOFT Outlet stores.

(5)	During the nine months ended October 29, 2011, we downsized nine Ann Taylor stores and two Ann Taylor Factory stores. During the nine months ended October 30, 2010, we downsized five Ann Taylor stores and one LOFT store.

(6)	During the nine months ended October 30, 2010, we converted six Ann Taylor stores to LOFT stores and four LOFT stores to LOFT Outlet stores.

Total net sales increased 11.6% and 12.3%, with comparable sales increasing 5.5% and 7.3% for the quarter and nine months ended October 29, 2011, respectively, over the comparable 2010 periods. Full-price sell-through for the quarter increased over the comparable 2010 period at both brands, with a significant increase in the LOFT stores channel. LOFT also experienced a higher level of full-price sell-through during the nine-month period, with much of the increase coming from the LOFT stores channel. Both brands experienced comparable sales gains for both the quarter and nine-month periods ended October 29, 2011, with significant double-digit comparable sales gains at both e-commerce sites and at LOFT Outlet.

By brand, Ann Taylor’s net sales increased $6.5 million, or 2.9%, and $41.7 million, or 6.6%, for the quarter and nine months ended October 29, 2011, respectively, with comparable sales increasing 2.5% and 7.5%, respectively. The brand’s third quarter results were impacted by a merchandise mix at Ann Taylor stores that lacked depth and breadth in fashion and color. Although traffic remained strong, this caused a decrease in AURs and DPTs and a 5.8% decrease in comparable sales at the Ann Taylor stores channel. The brand’s e-commerce business achieved another quarter of significant top-line growth, with comparable sales increasing 45.8%, driven by increases in traffic, conversion and average order value.

At the LOFT brand, net sales increased $52.2 million, or 18.5%, and $139.2 million, or 16.7%, for the quarter and nine months ended October 29, 2011, respectively, with comparable sales increasing 7.9% and 7.1%, respectively. LOFT’s third quarter results reflect the impact of the brand’s feminine, casual fashion and value proposition. This drove increases in AURs, UPTs and DPTs and higher levels of full price sell-through, particularly in the LOFT stores channel. LOFT’s e-commerce and LOFT Outlet channels also experienced significant top-line growth. At LOFT.com, increases in traffic, conversion and average order values contributed to a 23.0% increase in comparable sales for the quarter. Net sales at LOFT Outlet also increased significantly, reflecting the impact of our Spring 2011 accelerated expansion strategy, as well as a 10.9% increase in comparable sales.

Cost of Sales and Gross Margin

The following table shows cost of sales and gross margin in dollars and the related gross margin percentages for the quarters and nine months ended October 29, 2011 and October 30, 2010:

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Cost of sales	$239,763	$216,505	$714,839	$627,193
Gross margin	$324,240	$288,776	$930,993	$837,741
Percentage of net sales	57.5%	57.2%	56.6%	57.2%

Gross margin as a percentage of net sales for the quarter ended October 29, 2011 as compared to the comparable 2010 period increased to 57.5%, up from 57.2% last year. The year-over-year increase in gross margin performance was primarily due to increased full price sell-through at both brands, particularly in the LOFT stores channel, as well as higher gross margin rate performance at LOFT stores. The strong gross margin performance at LOFT stores reflected solid product execution, lower promotional activity and improved inventory positioning. This was partially offset by the impact of increased promotional activity at Ann Taylor stores.

For the nine-month period ended October 29, 2011, gross margin as a percentage of net sales decreased to 56.6% from 57.2% in the comparable 2010 period. This was primarily due to lower full price sell-through at Ann Taylor, particularly in the Ann Taylor stores channel, and slightly lower gross margin rate performance across all of the brand’s channels. These decreases were partially offset by increased full price sell-through at LOFT, particularly in the LOFT stores channel, as well as higher gross margin rate performance at LOFT stores.

Selling, General and Administrative Expenses

The following table shows selling, general and administrative expenses in dollars and as a percentage of net sales for the quarters and nine months ended October 29, 2011 and October 30, 2010:

	$00000.00	$00000.00	$00000.00	$00000.00
	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Selling, general and administrative expenses	$269,498	$247,381	$788,656	$726,601
Percentage of net sales	47.8%	49.0%	47.9%	49.6%

The increase in selling, general and administrative expenses for the quarter and nine months ended October 29, 2011 as compared to the comparable 2010 periods was primarily due to higher payroll and occupancy costs related to store growth, primarily in the factory outlet channel, an increase in variable costs related to higher net sales and, for the nine-month period, higher performance-based compensation expense. Selling, general and administrative expenses as a percentage of net sales decreased for both the quarter and nine-month periods ended October 29, 2011 as compared to the comparable 2010 periods, primarily due to fixed cost leveraging resulting from higher net sales, restructuring program savings and a continued focus on controlling expenses.

Income Taxes

The following table shows our effective income tax rate for the quarters and nine months ended October 29, 2011 and October 30, 2010:

	$00000.00	$00000.00	$00000.00	$00000.00
	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Effective income tax rate	40.6%	40.6%	40.3%	39.9%

Our effective income tax rate changed as compared to the comparable 2010 period primarily due to changes in the mix of earnings in various state taxing jurisdictions and certain other discrete items.

Liquidity and Capital Resources

Our primary source of working capital is cash flow from operations. The following table sets forth certain measures of our liquidity:

	October 29,	January 29,	October 30,
	2011	2011	2010
	(dollars in thousands)
Working capital	$259,435	$268,005	$323,264
Current ratio	1.86:1	1.95:1	2.20:1

Operating Activities

Cash provided by operating activities was $97.6 million for the nine months ended October 29, 2011, compared with cash provided by operating activities of $58.1 million for the nine months ended October 30, 2010. This increase was primarily due to higher net income and changes in accounts payables, prepaid expenses and income tax receivable. These increases were partially offset by an increase in cash used for inventory purchases and higher accounts receivable.

Merchandise inventories increased approximately $46.2 million, or 19.9%, at October 29, 2011 compared to October 30, 2010. On a per-square-foot basis, excluding e-commerce, merchandise inventories increased approximately 11% over the prior year period, consistent with the increase in sales as well as higher inventory levels to support our accelerated expansion in the factory outlet channel.

Investing Activities

Cash used for investing activities was $97.4 million for the nine months ended October 29, 2011, compared with $33.1 million for the nine months ended October 30, 2010. Cash used for investing activities during the nine months ended October 29, 2011 was primarily driven by capital expenditures related to new store openings. During the nine months ended October 29, 2011, we opened 68 new stores as compared to the nine months ended October 30, 2010, during which we opened 16 new stores.

Financing Activities

Cash used for financing activities was $87.3 million for the nine months ended October 29, 2011, compared with $5.9 million for the nine months ended October 30, 2010. Cash used for financing activities for the nine months ended October 29, 2011 was primarily due to the repurchase of $100 million of our common stock under our share repurchase program, partially offset by the impact of excess tax benefits related to stock-based compensation and cash inflows related to exercise of options during the first nine months of Fiscal 2011.

On April 23, 2008, our wholly-owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (the “Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. The remaining available balance for loans and letters of credit was $234.9 million, $120.2 million and $192.8 million as of October 29, 2011, January 29, 2011 and October 30, 2010, respectively.

On March 8, 2011, our Board of Directors approved a $200 million expansion of our existing securities repurchase program (the “Repurchase Program”), bringing the total authorized under the Repurchase Program to $600 million. As of October 29, 2011, approximately $259.1 million remained available under the Repurchase Program. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During the quarter ended April 30, 2011, we repurchased 4,197,097 shares of our common stock through open market purchases under the Repurchase Program at a cost of $100 million. Since the quarter ended April 30, 2011, there have been no repurchases made under the Repurchase Program during the nine months ended October 29, 2011. During the quarter and nine months ended October 30, 2010, we repurchased 1,200,000 shares of our common stock through open market purchases under the Repurchase Program at a cost of approximately $19.8 million.

Short-Term Borrowings

In the second quarter of Fiscal 2010, we entered into a vendor financing program (the “Trade Payable Program”) with a financing company. Under the Trade Payable Program, the financing company makes accelerated and discounted payments to our vendors and we, in turn, make our regularly-scheduled full vendor payments to the financing company. As of October 29, 2011 and October 30, 2010, there was $4.5 million and $2.9 million, respectively, outstanding under the Trade Payable Program, which is included in “Accrued expenses and other current liabilities” on our Condensed Consolidated Balance Sheets. The average balance at each month end during the quarters ended October 29, 2011 and October 30, 2010 was $4.9 million and $2.8 million, respectively, and we paid no interest on amounts owed under the Trade Payable Program during either period, since remittances to the financing company were made within the agreed-upon timeframe.

Other

At October 29, 2011, substantially all of our cash and cash equivalents were invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Certain judgments and estimates underlie our projected revenues and related expenses under the program, including projected future store counts, the number of applications processed, our projected sales growth and points breakage, among other things. During the quarters ended October 29, 2011 and October 30, 2010, we recognized approximately $11.0 million and $9.1 million of revenue related to the credit card program, respectively. During the nine months ended October 29, 2011 and October 30, 2010, we recognized approximately $14.6 million and $13.1 million of revenue related to the credit card program, respectively. At October 29, 2011, January 29, 2011 and October 30, 2010, approximately $4.7 million, $5.8 million and $6.1 million, respectively, of deferred credit card income is included in “Accrued expenses and other current liabilities” on our Condensed Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs, net of points breakage, related to the customer loyalty program. These costs are included in either cost of sales or in net sales as a sales discount, as appropriate. The cost of sales impact, net of points breakage, was approximately $1.1 million and $(1.3) million and the sales discount impact was approximately $1.4 million and $0.2 million for the quarters ended October 29, 2011 and October 30, 2010, respectively. The cost of sales impact, net of points breakage, was approximately $2.9 million and zero and the sales discount impact was approximately $3.8 million and $2.0 million for the nine months ended October 29, 2011 and October 30, 2010, respectively.

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

AnnTaylor Inc.’s Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of October  29, 2011, we did not hold any investments that did not qualify as cash and cash equivalents.

Item 4. Controls and Procedures.

The Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During the third quarter of Fiscal 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
July 31, 2011 to August 27, 2011	6,230	$22.70	—	$259,083
August 28, 2011 to October 1, 2011	1,403	24.94	—	259,083
October 2, 2011 to October 29, 2011	454	24.78	—	259,083

	8,087		—

(1)	Includes a total of 8,087 shares of restricted stock purchased in connection with employee tax withholding obligations under employee equity compensation plans, which are not purchases under the Company’s publicly announced program.

(2)	On March 8, 2011, our Board of Directors approved a $200 million expansion of our existing securities repurchase program (the “Repurchase Program”) to a total of $600 million. As of the date of this filing, approximately $259.1 million remained available under the Repurchase Program. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance

101.SCH‡	XBRL Taxonomy Extension Schema

101.CAL‡	XBRL Taxonomy Extension Calculation

101.DEF‡	XBRL Taxonomy Extension Definition

101.LAB‡	XBRL Taxonomy Extension Labels

101.PRE‡	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.

°	Furnished electronically herewith.

‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANN INC.

Date: November 18, 2011	By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2011	By:	/s/ Michael J Nicholson
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