Form 10-K
period 2012-01-28
ANN INC.
filed 2012-03-09
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012
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
_________________________________________________
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.0068 Par Value	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
_________________________________________________
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
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of July 29, 2011 was $1,309,912,279.
The number of shares of the registrant’s common stock outstanding as of February 24, 2012 was 48,343,731.
Documents Incorporated by Reference:
Portions of the Registrant’s Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders to be held on May 16, 2012 are incorporated by reference into Part III.

ANN INC.
ANNUAL REPORT ON FORM 10-K INDEX

Statement Regarding Forward-Looking Disclosures
This Annual Report on Form 10-K (this “Report”) includes, and incorporates by reference, certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe” and similar expressions. These forward-looking statements reflect the current expectations of ANN INC. concerning future events and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including without limitation those discussed in the sections of this Report entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” ANN INC. does not assume any obligation to publicly update or revise any forward-looking statements at any time for any reason.

PART I

ITEM 1.	Business.

General
ANN INC., through its wholly-owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor” and “LOFT” brands. As used in this report, all references to “we,” “our,” “us” and “the Company” refer to ANN INC. and its wholly-owned subsidiaries.
We believe “Ann Taylor” and “LOFT” are highly recognized national brands with distinct fashion points of view, though both are equally committed to providing clients with feminine, fashionable, high-quality merchandise that is relevant to all aspects of their lifestyles. Ann Taylor is an aspirational luxury brand that offers modern style while remaining true to its legacy as a destination for every generation of working women, with timeless wear-now and wear-to-work fashion of impeccable quality at compelling prices. LOFT provides versatile, accessible and affordable fashion that delivers feminine appeal, special and unexpected details, and a flattering fit, making our client's style aspirations attainable.
Our Ann Taylor and LOFT brands offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a strategy to provide modern styles that are versatile across all occasions and needs. We also offer updated past season best sellers from the Ann Taylor and LOFT merchandise collections at our Ann Taylor Factory and LOFT Outlet stores, respectively. In addition to our stores, our clients can shop online at www.anntaylor.com and www.LOFT.com (together, our “Online Stores”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444.
We were incorporated in the State of Delaware in 1988 and changed our name to ANN INC. in March 2011. As of January 28, 2012, we operated 953 retail stores in 46 states, the District of Columbia and Puerto Rico, comprised of 280 Ann Taylor stores, 500 LOFT stores, 99 Ann Taylor Factory stores and 74 LOFT Outlet stores. See “Stores and Expansion” for further discussion.
We are dedicated to maintaining the right merchandise mix in our stores and plan the timing of our merchandise offerings to address clients’ needs, anticipating fabric and yarn preferences on regional and seasonal bases. Our direct marketing efforts are planned to support this merchandising strategy. Our merchandise, marketing and distribution strategies are reinforced by an emphasis on client service, as our sales associates are trained to assist clients in merchandise selection and wardrobe coordination.
Merchandise Design and Production
Substantially all of our merchandise is developed by our in-house product design and development teams, who design merchandise exclusively for us. Our merchandising groups determine inventory needs for the upcoming season, edit the assortments developed by the design teams, plan merchandise flows and arrange for the production of merchandise by independent manufacturers, primarily through our in-house sourcing group. A small percentage of our merchandise is purchased through branded vendors, which is selected to complement our in-house assortment.

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

In Fiscal 2011, we sourced merchandise from approximately 138 manufacturers and vendors in 19 countries, and no single supplier accounted for more than 10% of merchandise purchased on either a unit or cost basis. Approximately 42% of our merchandise unit purchases originated in China (representing approximately 48% of total merchandise cost), 13% in the Philippines (15% of total merchandise cost), 14% in Indonesia (14% of total merchandise cost), 14% in India (12% of total merchandise cost), and 13% in Vietnam (7% of total merchandise cost). Any event causing a sudden disruption of manufacturing or imports from any of these countries, including the imposition of additional import restrictions, could have a material adverse effect on our operations. We generally do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise with any single supplier, however, we were able to successfully mitigate sourcing pressures from rising raw material costs by making advance commitments on key core fabrics, leveraging our strong vendor relationships and using country sourcing flexibility. Our foreign purchases are negotiated and paid for in U.S. dollars.
We have a social compliance program that requires our suppliers, factories and subcontractors to comply with our Global Supplier Principles and Guidelines as well as the local laws and regulations in the country of manufacture. We conduct unannounced third-party audits to confirm manufacturer adherence to our compliance standards. We are also a certified and validated member of the United States Customs and Border Protection’s Customs-Trade Partnership Against Terrorism (“C-TPAT”) program and expect all of our suppliers shipping to the United States to adhere to our C-TPAT requirements. These include standards relating to facility security, procedural security, personnel security, cargo security and the overall protection of the supply chain. Audits are conducted to confirm supplier compliance with our standards.
We believe we have solid relationships with our suppliers and that, subject to the discussion in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we will continue to have adequate sources to produce a sufficient supply of quality merchandise in a timely manner and on satisfactory economic terms.
Inventory Control and Merchandise Allocation
Our planning departments analyze relevant historical product demand data (i.e., sales, margins, sales and inventory history of store clusters, etc.) by brand, size and store location, including our Online Stores, to assist in determining the quantity of merchandise to be purchased for, and the allocation of merchandise to, our channels. Merchandise is allocated to achieve an emphasis that is suited to each store’s client base, including our Online Stores. Merchandise is typically sold at its original marked price for several weeks, with the length of time varying by individual style or color choice and dependent on client acceptance. From time to time, we also run point-of-sale promotions which may apply to both full-price and markdown merchandise and temporarily reduce the merchandise selling price. We review inventory levels on an ongoing basis to identify slow-moving merchandise styles and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear this merchandise. Markdowns may also be used if inventory exceeds client demand for reasons of design, seasonal adaptation or changes in client preference, or if it is determined that the inventory will not sell at its currently marked price. Most inventory is cleared in-store or through our Online Stores.
Our core merchandising system is the central repository for inventory data and related business activities that affect inventory levels such as purchasing, receiving, allocation and distribution. Our primary distribution center is located in Louisville, Kentucky. See “Properties” for further discussion of our Louisville distribution center. The majority of our merchandise is processed through our Louisville facility, which is owned and operated by us. We also utilize a third-party distribution center bypass facility in Santa Fe Springs, CA. While a portion of our merchandise is processed for distribution to our stores through this bypass facility, it serves primarily as a disaster recovery facility. Additionally, we contract with a third-party fulfillment vendor and utilize its Bolingbrook, IL facility to fulfill orders for our Online Stores.

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

As a result of our multi-year, strategic restructuring program (the “Restructuring Program”), which was launched in the fourth quarter of Fiscal 2007 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further discussion of our Restructuring Program), we significantly scaled back our new store growth and aggressively pursued renegotiating or extending existing leases at more favorable occupancy rates during Fiscal 2009 and Fiscal 2010. We opened 76 stores during Fiscal 2011 in a return to more aggressive store growth than we previously pursued during the economic downturn in Fiscal 2009 and Fiscal 2010, while continuing to extend existing leases at more favorable occupancy rates. In Fiscal 2012, we plan to open approximately 65 stores, including a planned entry into Canada as early as late 2012.
An average Ann Taylor store is approximately 5,200 square feet in size. We operate two larger Ann Taylor flagship stores, one located in New York City and one located in Chicago. During Fiscal 2011, we continued to roll out our new smaller format Ann Taylor stores, adding 17 new and 23 downsized or remodeled new format stores, bringing the total number of such stores to 44 at the end of Fiscal 2011. These stores are approximately 30-40% smaller than the stores they replaced, further enhancing the in-store environment and store productivity. Based on the continued success of this format, we plan to open approximately 15 new format Ann Taylor stores during Fiscal 2012. In addition, we will continue our downsize/remodel program for currently existing stores based on the facts and circumstances of each store and currently anticipate approximately 25 downsizes and/or remodels in Fiscal 2012, reducing square footage at those stores by approximately 45,000-50,000 square feet in total.
LOFT stores average approximately 5,800 square feet. We also operate one LOFT flagship store on the ground floor of 7 Times Square, our corporate headquarters, in New York City. In Fiscal 2011, we opened 14 LOFT stores that averaged approximately 5,500 square feet. In Fiscal 2012, we plan to open approximately 25 LOFT stores, which are expected to average 5,400 square feet.
Ann Taylor Factory stores average approximately 7,100 square feet. In Fiscal 2011, we opened seven Ann Taylor Factory stores, which averaged 5,600 square feet and downsized three stores. In Fiscal 2012, we plan to open two Ann Taylor Factory stores, which are expected to average 5,600 square feet.
LOFT Outlet stores average approximately 7,000 square feet. In Fiscal 2011, we continued to grow our fleet of LOFT Outlet stores by opening 38 new stores that averaged approximately 7,600 square feet. In Fiscal 2012, we plan to open approximately 20 LOFT Outlet stores, which are expected to average 6,200 square feet.
Our stores typically have approximately 25% of their total square footage allocated to stockroom and other non-selling space.
We believe that our stores are located in some of the most productive retail centers in the United States and that our existing store base is a significant strategic asset of our business. During the past five years, we have invested approximately $334 million in our store base and approximately 55% of our stores are either new, expanded or have been remodeled or refurbished in the last five years.
The following table sets forth certain information regarding store openings, expansions and closings for Ann Taylor stores (“ATS”), LOFT stores (“LOFT”), Ann Taylor Factory stores (“ATF”) and LOFT Outlet stores (“LOS”) over the past five years:

Fiscal Year	Total Stores Open at Beginning of Fiscal Year	No. Stores Opened During Fiscal Year				No. Stores Closed During Fiscal Year		No. Stores Converted During Fiscal Year			No. Stores Open at End of Fiscal Year
		ATS	LOFT	ATF	LOS	ATS	LOFT	ATS	LOFT	LOS	ATS	LOFT	ATF	LOS	Total
2007	869	14	52	11	—	13	4	—	—	—	349	512	68	—	929
2008	929	4	25	23	14	33	27	—	—	—	320	510	91	14	935
2009	935	—	9	1	4	18	24	(11)	11	—	291	506	92	18	907
2010	907	—	10	—	14	19	16	(6)	2	4	266	502	92	36	896
2011	896	17	14	7	38	3	16	—	—	—	280	500	99	74	953
In Fiscal 2011, our total square footage increased by approximately 300,000 square feet, or approximately 6%, from Fiscal 2010, to approximately 5.6 million square feet. During Fiscal 2012, we plan to open approximately 65 stores, close approximately 30 stores, and optimize the size of existing stores primarily through the roll-out of the new, smaller format Ann Taylor stores, resulting in a net increase in total square footage of approximately 70,000 square feet, or approximately 1%.

Capital expenditures related to our Fiscal 2011 new stores totaled approximately $59.3 million and expenditures for store remodeling and refurbishment totaled approximately $36.5 million. We expect that capital expenditures for our Fiscal 2012 store expansion program will be approximately $100 million and expenditures for store renovations and refurbishment will be approximately $30 million.
Our store expansion and refurbishment plans are dependent upon, among other things, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the negotiation of acceptable lease terms. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Information Systems
During Fiscal 2011, we continued our investment in information services and technology, enhancing the systems we use to support our Online Stores, as well as our merchandise procurement, inventory management and order fulfillment processes. These enhancements are generally aimed at driving online sales, improving client access to merchandise assortments and other back office efficiencies.
Brand Building and Marketing
We believe that our Ann Taylor and LOFT brands are among our most important assets and that these brands and their relationship with our clients are key to our competitive advantage. We continuously evolve these brands to appeal to the changing needs of our target clients and to stay competitive in the market.
We control all aspects of brand development for our retail concepts, including product design, store merchandising and design, channels of distribution and marketing and advertising. We continue to invest in the development of these brands through, among other things, client research, advertising, in-store and direct marketing and our online sites and online marketing initiatives. We also make investments to enhance the overall client experience through the opening of new stores, the expansion and remodeling of existing stores and a focus on client service. In addition, we are strategically focused on building a multi-channel brand strategy and are making investments to support this initiative.
We believe it is strategically important to communicate on a regular basis directly with our current client base and with potential clients, through national and regional advertising, as well as through direct mail marketing and in-store presentation. Marketing expenditures as a percentage of net sales were 4.0% in Fiscal 2011, 4.0% in Fiscal 2010 and 3.3% in Fiscal 2009.

Trademarks, Domain Names and Service Marks
The “AnnTaylor®,” “LOFT®” and “AnnTaylor Loft®” trademarks are registered with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. Our rights in these marks are a significant part of our business, as we believe they are famous and well-known in the women’s apparel industry. Accordingly, we intend to maintain our trademarks and related registrations and vigorously protect them against infringement.
Competition
The women’s retail apparel industry is highly competitive. We compete with certain departments in international, national and local department stores and with other specialty stores, catalog and Internet businesses that offer similar categories of merchandise. We believe that our focused merchandise selection, versatile fashions and client service distinguish us from other apparel retailers. Our competitors range from smaller, growing companies to considerably larger players with substantially greater financial, marketing and other resources. There is no assurance that we will be able to compete successfully with them in the future. See “Risk Factors.”
Client Loyalty Programs
We have a credit card program that offers eligible clients the choice of a private label or co-branded credit card. All new cardholders are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. Both cards can be used at any Ann Taylor or LOFT store location, including Ann Taylor Factory and LOFT Outlet, as well as at our Online Stores. The co-branded credit card can also be used at any other business where the card is accepted. Both the private label and co-branded credit cards are offered in an Ann Taylor and LOFT version, depending upon where a client enrolls in the program; however, the core benefits offered to clients are the same for each.

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
Employees
As of January 28, 2012, we had approximately 19,900 employees, of which approximately 2,000 were full-time salaried employees, 2,000 were full-time hourly employees and 15,900 were part-time hourly employees working less than 30 hours per week. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Available Information
We make available free of charge on our website, http://investor.anninc.com, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are filed electronically with, or otherwise furnished to, the United States Securities and Exchange Commission. Copies of the charters of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and Business Conduct Guidelines, are also available on our website.

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
Our ability to maintain the value of our brands
Our success depends on the value of our Ann Taylor and LOFT brands. The Ann Taylor and LOFT names are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and growing our brands will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high quality client experience. Our business could be adversely affected if we fail to achieve these objectives for one or both of our brands and our public image and reputation could be tarnished by negative publicity. Any of these events could negatively impact sales and profitability.
Our ability to manage inventory levels and changes in merchandise mix
The long lead times required for a substantial portion of our merchandise make client demand difficult to predict and responding quickly to changes challenging. Though we have the ability to source certain product categories with shorter lead times, we enter into contracts for a substantial portion of our merchandise well in advance of the applicable selling season. Our financial condition could be materially adversely affected if we are unable to manage inventory levels and respond to short-term shifts in client demand patterns. In addition, our plans to offer multi-channel fulfillment during Fiscal 2012 may pose additional complexities in our ability to manage inventory levels. Inventory levels in excess of client demand may result in excessive markdowns and, therefore, lower than planned gross margin. If we underestimate demand for our merchandise, on the other hand, we may experience inventory shortages resulting in missed sales and lost revenues. Either of these events could significantly affect our operating results and brand image. In addition, our margins may be impacted by changes in our merchandise mix and a shift toward merchandise with lower selling prices. These changes could have a material adverse effect on our operating results.

Our ability to successfully upgrade and maintain our information systems to support the needs of the organization and implement our business transformation initiatives
We rely heavily on information systems to manage our operations, including a full range of retail, financial, sourcing and merchandising systems, and regularly make investments to upgrade, enhance or replace these systems. The reliability and capacity of our information systems are critical. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, technical malfunctions, power outages, computer viruses, and security breaches. Any disruptions affecting our information systems, or any delays or difficulties in transitioning to new systems or in integrating them with current systems, could have a material adverse impact on our business. Any failure to maintain adequate system security controls to protect our computer assets and sensitive data, including client data, from unauthorized access, disclosure or use could also damage our reputation with our clients.
As a component of our ongoing strategy to increase efficiencies, monitor costs and improve our information technology capabilities, we rely on third parties for the implementation and/or management of certain aspects of our information technology infrastructure. Many of the functions that are performed by third parties are performed in their offshore locations. Our agreements with those third parties require them to maintain certain levels of care and security with respect to our information systems and our data. However, failure by any of these third parties to implement and/or manage our information technology infrastructure effectively and securely could disrupt our operations, adversely affect our customers' shopping experience and negatively impact our profitability. Furthermore, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), restrictive actions by foreign governments or changes in United States laws and regulations.
We are also implementing enterprise-wide initiatives intended to standardize business processes across brands and functions and to optimize performance. There can be no assurances that these initiatives will deliver the expected benefits or that there will not be delays in the expected timing of implementation. It is possible that the costs to complete any related system conversions may exceed current expectations. In addition, the risk of disruption to key operations is increased when complex system changes are undertaken. If our business transformation initiatives fail or are significantly delayed, our ability to improve existing operations and support future growth could be impaired or delayed, which could adversely impact our business and results of operations.
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

•	the successful implementation of new systems and Internet platforms, including our strategy to introduce mobile capability and online international order fulfillment;

•	the failure of the computer systems that operate our websites and their related support systems, causing, among other things, website downtimes and other technical failures;

•	reliance on third-party computer hardware/software;

•	reliance on third-party order fulfillment providers;

•	rapid technological change;

•	diversion of sales from our stores;

•	liability for online content;

•	violations of state or federal laws, including those relating to online privacy;

•	credit card fraud; and

•	telecommunications failures and vulnerability to electronic break-ins and similar disruptions.

Our failure to successfully address and respond to these risks could reduce Internet sales, increase costs and damage the reputation of our brands.

Our reliance on third-party manufacturers and key vendors
We do not own or operate any manufacturing facilities and depend on independent third parties to manufacture our merchandise. We are at risk for increases in manufacturing costs and we cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines. In addition, we source our merchandise from a select group of manufacturers and we continue to strengthen our relationships with these key vendors. While this strategy has benefits, it also has risks. If one or more of our key vendors were to cease working with us, the flow of merchandise to our stores could be impacted, which could have a material adverse effect on our sales and results of operations. In addition, world-wide economic conditions continue to negatively impact businesses around the world, and the impact of those conditions on our major suppliers cannot be predicted. Our suppliers may be unable to obtain adequate credit or access liquidity to finance their operations. A manufacturer's failure to ship merchandise to us on a timely basis or to meet the required product safety, quality and social compliance standards could cause supply shortages, failure to meet client expectations and damage to our brands.
The effect of general economic conditions and the recent financial crisis
Our financial performance is subject to world-wide economic conditions and the resulting impact on consumer confidence and levels of consumer spending, which may remain depressed for the foreseeable future. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and unemployment, consumer debt, reductions in net worth based on market declines, residential real estate and mortgage markets, taxation, increases in fuel and energy prices, consumer confidence and other macroeconomic factors.
Although the recent global financial crisis has eased somewhat in the United States, world-wide economic conditions remain challenging and consumer spending remains depressed as compared with pre-crisis levels. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. A further downturn in the economy could affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. It is difficult to predict whether recent improvements in the U.S. economic, capital and credit markets will continue or whether such conditions will further deteriorate, as well as the impact this might have on our business.
The effect of fluctuations in sourcing costs
The raw materials, in particular cotton, silk and wool, used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, labor conditions, transportation or freight costs, currency fluctuations, weather conditions, supply conditions, government regulations, economic climate and other unpredictable factors. We take steps to mitigate sourcing pressures from fluctuating raw material costs by making advance commitments on key core fabrics, leveraging our strong vendor relationships and using country sourcing flexibility. Despite these measures, an increase in the demand for, or the price of, and/or a decrease in the availability of the raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales or our ability to meet our clients' needs. Additionally, increases in labor costs, especially in China, as well as a shortage of labor in certain areas of China, may also impact our sourcing costs. We may not be able to pass all or a portion of such higher sourcing costs onto our clients, which could negatively impact our profitability.
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

•
potential cancellation of orders or recalls of any merchandise that does not meet our product safety and quality standards or is not manufactured in accordance with our social compliance requirements; and

•	disruption of imports by labor disputes and local business practices.

Any sudden disruptions in the manufacture or import of our merchandise caused by adverse changes in these or any other factors could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition, results of operations and liquidity.
Our reliance on key management and our ability to retain and attract qualified associates
Our success depends to a significant extent upon both the continued services of our current executive and senior management team, as well as our ability to attract, hire, motivate and retain qualified management talent in the future. Our senior executive officers have substantial experience and expertise in the retail business and have made significant contributions to the growth and success of our brands. Competition for key executives in the retail industry is intense, and our operations could be adversely affected if we cannot retain our key executives or if we fail to attract additional qualified individuals.
Our performance also depends in large part on the talents and contributions of engaged and skilled associates in all areas of our organization. If we are unable to identify, hire, develop, motivate and retain talented individuals, we may be unable to compete effectively and our business could be adversely impacted.
Our ability to execute brand extensions and other growth strategies
Part of our business strategy is to grow our existing brands and identify and develop new growth opportunities. Our success with new merchandise offerings or concepts requires significant capital expenditures and management oversight. Any such plan is subject to risks such as client acceptance, competition and product differentiation. There is no assurance that these merchandise offerings or concepts will be successful or that our overall profitability will increase as a result.
Additionally, our current growth strategy includes plans to begin opening stores in Canada late in 2012 or early 2013. We have no prior experience operating in Canada, where we face established competitors. Canada may have different operational characteristics, including employment and labor, transportation, logistics, real estate and legal requirements. Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ in Canada, and as a result, sales of our merchandise may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Any difficulties that we encounter as we expand our geographical coverage to Canada may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.
Our ability to successfully manage store growth and optimize the productivity and profitability of our store portfolio
Our continued growth and success depend, in part, on our ability to successfully open and operate new stores, enhance and remodel existing stores on a timely and profitable basis, and optimize store performance by closing under-performing stores. Accomplishing our store expansion goals in the United States and planned expansion into Canada depends upon a number of factors, including locating suitable sites and negotiating favorable lease terms. We must also be able to effectively renew and renegotiate lease terms for existing stores. Managing the profitability of our stores and optimizing store productivity will also depend in large part on the continued success and client acceptance of our new Ann Taylor and LOFT store formats, as well as our ability to achieve planned store growth for our brands in Fiscal 2012. Hiring and training qualified associates, particularly at the store management level, and maintaining overall good relations with our associates, is also important to our store operations. There is no assurance that we will achieve our store expansion goals, manage our growth effectively or operate our stores profitably.
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

Our ability to secure and protect trademarks and other intellectual property rights
We believe that our “AnnTaylor,” “LOFT” and “AnnTaylor Loft” trademarks are important to our success. Even though we register and defend our trademarks and other intellectual property rights, there is no assurance that our actions will protect us from the prior registration by others or prevent others from infringing our trademarks and proprietary rights or seeking to block sales of our products as infringements of their trademarks and proprietary rights. Further, the laws of foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Because we have not registered all of our trademarks in all categories, or in all foreign countries in which we currently manufacture merchandise or may manufacture or sell merchandise in the future, our ability to pursue international expansion and our sourcing of merchandise from international suppliers could be impacted.
The impact of a privacy breach and the resulting effect on our business and reputation
As part of our normal course of business, we collect, process and retain sensitive and confidential customer information, including credit card information. Despite the robust security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to cybersecurity breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any cybersecurity breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our third-party service providers, could severely damage our reputation and our relationship with our clients, expose us to risks of litigation and adversely affect our business. In addition, we may incur significant remediation costs in the event of a cybersecurity breach, including liability for stolen client or associate information, repairing system damage or providing credit monitoring or other benefits to clients affected by the breach. We may also incur increased cybersecurity protection costs to guard against future cyber incidents. These and other cybersecurity-related compliance, prevention and remediation costs may adversely impact our financial condition and results of operations.
Failure to comply with legal and regulatory requirements
Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the U.S. Securities and Exchange Commission and the New York Stock Exchange, as well as applicable employment laws. Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, or environmental issues, among other things, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with such laws and regulations could result in damage to our reputation and negatively impact our financial condition.
Manufacturer compliance with our social compliance program requirements
We require our independent manufacturers to comply with the Ann Taylor Global Supplier Principles and Guidelines, which cover many areas including labor, health and safety and environmental standards. We monitor compliance with these Guidelines using third-party monitoring firms. Although we have an active program to provide training for our independent manufacturers and monitor their compliance with these standards, we do not control the manufacturers or their practices. Any failure of our independent manufacturers to comply with our Global Supplier Principles and Guidelines or local laws in the country of manufacture could disrupt the shipment of merchandise to us, force us to locate alternative manufacturing sources, reduce demand for our merchandise or damage our reputation.
The effect of uncertain global economic conditions on our liquidity and capital resources
As a result of the instability in the global financial markets, there is continued diminished liquidity and credit availability and there can be no assurance that our liquidity will not be affected or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash and cash equivalents, cash provided by operations and available borrowing capacity under our $250 million Third Amended and Restated Credit Agreement, (as amended through February 28, 2012, the “Credit Facility”) will be adequate to satisfy our capital needs for the foreseeable future, any renewed tightening of the credit markets could make it more difficult for us to access funds, enter into agreements for new indebtedness or obtain funding through the issuance of our securities. Our Credit Facility also has financial covenants which, if not met, may further impede our ability to access funds under the Credit Facility.
In addition, we have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). If the deposit insurance provision of the Dodd-Frank Act is not renewed, we may consider moving funds from deposit accounts into money market funds backed by U.S. Treasury securities. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

Our dependence on our Louisville distribution center and third-party transportation companies
Our distribution center in Louisville, Kentucky, which we own and operate, manages the receipt, storage, sorting, packing and distribution of the majority of merchandise to our stores. We also utilize a third-party distribution center bypass facility in Santa Fe Springs, California, where a portion of our merchandise is transloaded for distribution to our stores. Merchandise sold on www.anntaylor.com and www.LOFT.com is sent directly to our clients through an arrangement with a third-party fulfillment vendor with facilities in Bolingbrook, Illinois. Independent third-party transportation companies then deliver merchandise from these facilities to our stores and our clients. Any significant interruption in the operation of our Louisville distribution center, the third-party distribution facilities that we utilize or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes by employees of third-party vendors that we utilize, or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores and our clients, which could result in lower sales, a loss of loyalty to our brands and excess inventory. Furthermore, we are susceptible to increases in fuel and other transportation costs that we may not be able to pass on to our clients, which could adversely affect our results of operations.
The impact on our stock price relating to our level of sales and earnings growth
A variety of factors have historically affected, and will continue to affect, our comparable sales results and profit margins. These factors include fashion trends and client preferences, changes in our merchandise mix, competition, economic conditions, weather, effective inventory management and new store openings, among other things. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on the market price of our common stock.
Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including global economic conditions, broad market fluctuations, our operating performance and public perception of the prospects for the women's apparel industry. Failure to meet market expectations, particularly with respect to comparable sales, net revenue, operating margins and earnings per share, would likely result in a decline in the market value of our stock.
Effects of war, terrorism, public health concerns or other catastrophes
Threat of terrorist attacks or actual terrorist events in the United States and world-wide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic in regional shopping centers. Natural disasters and public health concerns, including severe infectious diseases, could also impact our ability to open and run our stores in affected areas and negatively impact our foreign sourcing offices and the manufacturing operations of our vendors. Lower client traffic due to security concerns, war or the threat of war, natural disasters and public health concerns could result in decreased sales that could have a material adverse impact on our business, financial condition and results of operations. Our ability to mitigate the adverse impact of these events depends in part upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster or other catastrophic situation.
Our ability to realize deferred tax assets
Deferred tax assets represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine whether they are realizable. Factors in management's determination consist of the performance of the business, including the ability to generate taxable income from operations, and tax-planning strategies. If, based on available information, it is more likely than not that a deferred tax asset will not be realized, we may be required to establish a valuation allowance against our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

Our dependence on shopping malls and other retail centers to attract customers to our stores
Many of our stores are located in shopping malls and other retail centers that benefit from the ability of “anchor” retail tenants, generally large department stores, and other attractions, to generate sufficient levels of consumer traffic in the vicinity of our stores. Any decline in the volume of consumer traffic at shopping centers, whether because of the economic slowdown, a decline in the popularity of shopping centers, the closing of anchor stores or otherwise, could result in reduced sales at our stores and excess inventory. We may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could materially adversely impact our margins and operating results.
The impact of potential consolidation of commercial and retail landlords
Continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation continue, a large proportion of our store base could be concentrated with one or a few entities that could then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. If we are unable to negotiate favorable lease terms with these entities, this could affect our ability to profitably operate our stores, which could adversely impact our business, financial condition and results of operations.
The effect of external economic factors on our Pension Plan
Our future funding obligations with respect to our defined benefit Pension Plan, which was frozen in 2007, will depend upon the future performance of the Pension Plan assets, interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. Our Pension Plan holds mutual funds that invest in equity and debt securities. If the net market values of these securities, interest rates or asset returns decline, our ongoing contribution obligations under the Pension Plan could increase, which could adversely affect our results of operations.
The impact of climate change on our business
There is growing concern that a gradual increase in global average temperatures due to an increased concentration of carbon dioxide and other greenhouse gases (GHG) in the atmosphere have caused and will continue to cause significant changes in weather patterns. Increased frequency or duration of extreme weather conditions could result in a shortage of raw materials used to produce our merchandise, disrupt our supply chain, deplete natural resources and/or impact demand for our merchandise. We do not have any operations that are currently subject to any government-enforced GHG emissions caps, trading programs or reporting requirements. In Fiscal 2011, we completed a carbon footprint estimation study to better understand the impact of our emissions sources from our U.S. corporate offices, distribution center and retail stores, as a first step in our climate change mitigation efforts.
Although the effects, if any, of climate change on our business and results of operations are currently difficult to ascertain or quantify, public expectations for reductions in GHG emissions could result in increased energy, transportation and raw material costs and may require us and our third-party suppliers to make additional investments in facilities and equipment. In addition, our operations may be impacted by regulatory changes related to climate change and GHG emissions, which may increase our compliance costs and adversely impact our profitability.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.
As of January 28, 2012, we operated 953 retail stores in 46 states, the District of Columbia and Puerto Rico, all of which were leased. Store leases typically provide for initial terms of 10 years, although some leases have shorter or longer initial periods. Some of the leases grant us the right to extend the term for one or two additional five-year periods. Some leases also contain early termination options, which can be exercised by us under specific conditions. Most of the store leases require us to pay a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. Most of the leases also require us to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2012 - 2014	361
2015 - 2017	351
2018 - 2020	136
2021 and later	105
We lease our corporate offices at 7 Times Square in New York City (approximately 308,000 square feet) under a lease expiring in 2020. In addition, in Milford, Connecticut, we maintain 42,000 square feet of office space under a lease which expires in 2019.
The Company’s wholly owned subsidiary, AnnTaylor Distribution Services, Inc., owns our 256,000 square foot distribution center located in Louisville, Kentucky. The distribution center is located on approximately 27 acres, which could accommodate possible future expansion of the facility. The majority of our merchandise is distributed to stores through this facility.

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

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the symbol “ANN.” The number of holders of record of common stock at February 24, 2012 was 2,008. The following table sets forth the high and low sale prices per share of our common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2011
Fourth quarter	$27.53	$21.74
Third quarter	28.31	19.00
Second quarter	32.49	24.98
First quarter	32.11	21.43
Fiscal Year 2010
Fourth quarter	$28.24	$20.97
Third quarter	23.81	14.59
Second quarter	25.24	15.14
First quarter	24.75	12.57

STOCK PERFORMANCE GRAPH
The following graph compares the percentage changes in the cumulative total stockholder return on the Company’s Common Stock for the five-year period ended January 28, 2012, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Retailers, Apparel Index for the same period. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at February 3, 2007 and assume that all dividends, if any, were reinvested. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.
We have never paid cash dividends on our common stock. Any determination to pay cash dividends is at the discretion of our Board of Directors, which considers it on a periodic basis. In addition, as a holding company, our ability to pay dividends is dependent upon the receipt of dividends or other payments from our subsidiaries, including our wholly-owned subsidiary AnnTaylor, Inc. The payment of dividends by AnnTaylor, Inc. to us is subject to certain restrictions under the Credit Facility. We are also subject to certain restrictions contained in the Credit Facility on the payment of cash dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The following table sets forth information concerning purchases of our common stock for the periods indicated, which upon repurchase, are classified as treasury shares available for general corporate purposes:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
October 30, 2011 to November 26, 2011	6,388	$25.00	—	$259,083
November 27, 2011 to December 31, 2011	3,034,816	24.24	3,034,000	185,542
January 1, 2012 to January 28, 2012	58,012	25.31	57,556	184,084
	3,099,216		3,091,556

(1)
Includes a total of 7,660 shares of restricted stock purchased in connection with employee tax withholding obligations under employee equity compensation plans, which are not purchases under the Company’s publicly announced program.

(2)
On March 8, 2011, our Board of Directors approved a $200 million expansion of our existing securities repurchase program (the “Repurchase Program”) to a total of $600 million, increasing the remaining amount then available for share repurchases under the Repurchase Program to approximately $259.1 million. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. We repurchased 3,091,556 shares under the Repurchase Program during the fourth quarter of Fiscal 2011. As of January 28, 2012, approximately $184.1 million remained available under the Repurchase Program. Subsequent to January 28, 2012, and through the date of this filing, March 9, 2012, the Company purchased an additional 1,460,712 shares under the Repurchase Program at a cost of approximately $35 million. As of March 9, 2012, the date of this filing, approximately $149.1 million remained available under the Repurchase Program.

The information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is provided in Item 12.

ITEM 6.	Selected Financial Data.
The following historical Consolidated Statements of Operations and Consolidated Balance Sheet information has been derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this document. All references to years are to our fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below contain 52 weeks.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands, except per share, per square foot and store count information)
Consolidated Statements of Operations Information:
Net sales	$2,212,493	$1,980,195	$1,828,523	$2,194,559	$2,396,510
Cost of sales	1,004,350	876,201	834,188	1,139,753	1,145,246
Gross margin	1,208,143	1,103,994	994,335	1,054,806	1,251,264
Selling, general and administrative expenses	1,062,644	978,580	966,603	1,050,560	1,061,869
Restructuring charges	—	5,624	36,368	59,714	32,255
Asset impairment charges	—	—	15,318	29,590	1,754
Goodwill impairment charge	—	—	—	286,579	—
Operating income/(loss)	145,499	119,790	(23,954)	(371,637)	155,386
Interest income	642	964	935	1,677	7,826
Interest expense	1,694	1,632	3,091	1,462	2,172
Income/(loss) before income taxes	144,447	119,122	(26,110)	(371,422)	161,040
Income tax provision/(benefit)	57,881	45,725	(7,902)	(37,516)	63,805
Net income/(loss)	$86,566	$73,397	$(18,208)	$(333,906)	$97,235
Basic earnings/(loss) per share (1)	$1.66	$1.26	$(0.32)	$(5.82)	$1.52
Diluted earnings/(loss) per share (1)	$1.64	$1.24	$(0.32)	$(5.82)	$1.51
Weighted average shares outstanding	51,200	57,203	56,782	57,366	62,753
Weighted average shares outstanding, assuming dilution	52,029	58,110	56,782	57,366	63,212
Consolidated Operating Information:
Percentage increase/(decrease) in comparable sales (2)	6.8%	10.7%	(17.4)%	(13.4)%	(2.2)%
Net sales per square foot (3)	$357	$337	$311	$372	$435
Number of stores:
Open at beginning of period	896	907	935	929	869
Opened during the period	76	24	14	66	77
Closed during the period	(19)	(35)	(42)	(60)	(17)
Open at the end of the period	953	896	907	935	929
Expanded during the period	—	1	1	5	14
Total store square footage at end of period	5,584	5,284	5,348	5,492	5,410
Capital expenditures (4)	$124,448	$64,367	$35,736	$100,195	$145,852
Depreciation and amortization	$94,187	$95,523	$104,351	$122,222	$116,804
Working capital turnover (5)	9.7x	8.0x	10.5x	14.0x	8.2x
Inventory turnover (6)	4.9x	4.8x	4.9x	5.4x	4.7x
Consolidated Balance Sheet Information:
Working capital	$189,420	$268,005	$229,521	$118,013	$195,015
Goodwill	—	—	—	—	286,579
Total assets	887,681	926,820	902,141	960,439	1,393,755
Total debt	6,760	5,180	2,642	7,039	—
Total stockholders’ equity	363,877	423,445	417,186	416,512	839,484
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

The retroactive application of the two-class method resulted in a change to previously reported basic and diluted earnings per share for Fiscal 2007 from $1.55 to $1.52 and from $1.53 to $1.51, respectively. There was no change to previously reported basic or diluted earnings per share for Fiscal 2008 due to the net loss for the period.

(2)
Comparable sales provides a measure of existing store sales performance. A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change greater than 15% is treated as a new store for the first year following its reopening. Sales from our Online Stores are also included in comparable sales. In a year with 53 weeks, sales in the last week of that year are excluded from comparable sales.

(3)
Net sales per average gross square foot is determined by dividing net sales for the period by the average monthly gross square footage for the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space. Sales from our Online Stores are excluded from the net sales per average gross square foot calculations.

(4)
Capital expenditures are accounted for on the accrual basis and include net non-cash transactions totaling $5.5 million, $3.2 million, $(2.8) million, $(10.1) million and $5.9 million, in Fiscal 2011, 2010, 2009, 2008 and 2007, respectively. The non-cash transactions are primarily related to the purchase of property and equipment on account.

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
Management Overview
During Fiscal 2011, we made meaningful progress on our strategic initiatives, while generating significant increases in both sales and profitability. We delivered on our commitments to drive significant improvement at LOFT stores, invest in and grow our e-commerce channels at both brands, and drive further profitable growth through our real estate strategy, including further roll-out of our more productive Ann Taylor new store format and the accelerated expansion of LOFT Outlet. We also succeeded in managing our product costs by implementing sourcing strategies that resulted in flat year-over-year product costs, despite inflation in commodity and labor costs.

Our efforts in these areas helped us realize a substantial, double-digit percentage improvement in sales, net income and diluted earnings per share in Fiscal 2011. We experienced profitable sales growth at LOFT stores and in our e-commerce and factory/outlet channels at both brands, with total net sales increasing 11.7% to $2.2 billion, and comparable sales up 6.8%. This, combined with the success of our sourcing cost mitigation strategies, contributed to a gross margin rate of 54.6% for the fiscal year. In addition, our focus on continued expense management across the Company further benefited our bottom-line results, with net income increasing 17.9%, to $86.6 million, in Fiscal 2011. Stronger net income, combined with our Fiscal 2011 share repurchase activity, also resulted in a 32% increase in earnings per diluted share to $1.64, up from $1.24 in Fiscal 2010.

At the Ann Taylor brand, comparable sales increased 5.2%. By channel, results were mixed. At Ann Taylor stores, comparable sales decreased 1.2%, due to merchandise assortments that did not fully reflect our clients' desire for fashion and for a greater breadth of product at opening and lower price points, particularly in the back half of the year. This decrease in comparable sales performance was more than offset by strong comparable sales growth of 36.8% in the e-commerce channel and solid growth of 5.7% in the Ann Taylor Factory channel. Due to a higher promotional stance and lower full-price selling in the Ann Taylor stores channel, gross margin rate for the Ann Taylor brand was under pressure, particularly towards the end of the fiscal year. Looking ahead to Fiscal 2012, we are focused on evolving the in-store assortment to offer a better balance within each category, offering more depth in key fashion items and a greater breadth of the assortment at opening price points. In addition, we remain focused on creating a more engaging and personalized in-store experience for our client.

The LOFT brand achieved strong results in Fiscal 2011, building solid momentum as the year progressed, as we continued to focus on delivering our client feminine, casual, high-quality fashion at great value. Our merchandise assortments were well-received across all channels of the brand, including LOFT Stores, LOFT.com and LOFT Outlet, resulting in an 8.0% increase in comparable sales for the brand overall. By channel, LOFT stores delivered a 5.4% comparable sales increase, driven by compelling fashion and balanced merchandise assortments. Strong product offerings also benefited comparable sales at LOFT.com and LOFT Outlet, which increased 28.7% and 14.2%, respectively. Gross margin was also strong in a highly competitive environment, as we were able to reduce total in-store promotions, primarily offering planned promotions in key categories. Looking forward, we believe that the brand is well-positioned to continue to drive profitable growth in all channels in Fiscal 2012.

Throughout the year, we remained committed to enhancing shareholder value and maintaining a healthy balance sheet and cash position. During Fiscal 2011, we repurchased 7.3 million shares of our common stock, representing nearly 15% of outstanding shares, at a cost of $175 million, and closed the year with $150 million in cash and no bank debt. We also continued to closely manage our inventory levels throughout the year and ended the year with total inventory per square foot down 1% as compared to the prior year, excluding e-commerce.

Our Fiscal 2011 real estate strategy was focused on supporting our brands' objectives, while continuing to enhance the overall productivity and profitability of our fleet through the roll out of new format stores at Ann Taylor and new LOFT stores, an accelerated factory/outlet expansion, as well as continued execution of selective store closures.  At the Ann Taylor brand, we opened 17 new format stores and converted or downsized an additional 23 existing stores into the new format. Looking ahead, we expect to open an additional 40 of these stores in Fiscal 2012. Together with the existing new format stores, these expected openings will represent nearly one-third of the Ann Taylor store fleet. These stores, which are significantly smaller than the fleet average, deliver a higher level of sales productivity and profitability as compared to the balance of the Ann Taylor stores chain. In addition, we opened seven Ann Taylor Factory stores and closed three Ann Taylor stores during Fiscal 2011. At LOFT, we continued to move forward with the expansion of our LOFT brand store fleet, opening 14 LOFT stores and closing 16 of our older, underperforming LOFT stores during the year. We also successfully executed the accelerated opening of 38 LOFT Outlet locations in Fiscal 2011.

Overall, our businesses experienced substantial growth in both sales and profitability during Fiscal 2011 as compared to the prior year.  Looking ahead, our focus in Fiscal 2012 is to strengthen our connection to our client. With two strong brands, we intend to be there for her wherever and whenever she chooses to shop by offering great fashion, service, quality, value and personalization along with an engaging client experience across all of our channels. The launch of our new e-commerce platform last summer was a critical first step on the pathway to implementing a multi-channel shopping experience, which we expect to launch in the latter part of Fiscal 2012. In addition, we plan to expand our brands internationally, by first adding international shipping capabilities in our e-commerce channels, followed by our planned entry into Canada in late 2012 or early 2013.

Key Performance Indicators
In evaluating our performance, senior management reviews certain key performance indicators, including:

•
Comparable sales – Comparable sales provide a measure of existing store sales performance. A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of greater than 15% is treated as a new store for the first year following its reopening. Sales from our Online Stores are also included in comparable sales. In a year with 53 weeks, sales in the last week of that year are excluded from comparable sales.

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

•
Store productivity – Store productivity, including sales per square foot, average unit retail price ("AUR"), units per transaction ("UPT"), dollars per transaction ("DPT"), traffic and conversion, is evaluated by management in assessing our operating performance.

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

Results of Operations
The following table sets forth data from our Consolidated Statements of Operations expressed as a percentage of net sales. All fiscal years presented contain 52 weeks:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	45.4%	44.2%	45.6%
Gross margin	54.6%	55.8%	54.4%
Selling, general and administrative expenses	48.0%	49.4%	52.9%
Restructuring	—%	0.3%	2.0%
Asset impairment charges	—%	—%	0.8%
Operating income/(loss)	6.6%	6.1%	(1.3)%
Interest income	—%	—%	0.1%
Interest expense	0.1%	0.1%	0.2%
Income/(loss) before income taxes	6.5%	6.0%	(1.4)%
Income tax provision/(benefit)	2.6%	2.3%	(0.4)%
Net income/(loss)	3.9%	3.7%	(1.0)%

The following table sets forth selected data from our Consolidated Statements of Operations expressed as a percentage change from the prior period:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	increase (decrease)
Net sales	11.7%	8.3%	(16.7)%
Operating income/(loss)	21.5%	600.1%	(93.6)%
Net income/(loss)	17.9%	503.1%	(94.5)%
Sales and Store Data
The following tables set forth certain sales and store data:

	Fiscal Year Ended
	January 28, 2012		January 29, 2011		January 30, 2010
	Sales	Comp % (1)	Sales	Comp % (1)	Sales	Comp % (1)
	($ in thousands)
Sales and Comps
Ann Taylor brand
Ann Taylor Stores	$494,038	(1.2)%	$503,099	19.3%	$461,966	(30.0)%
Ann Taylor e-commerce	124,408	36.8%	92,571	54.3%	61,371	(15.2)%
Subtotal	618,446	4.9%	595,670	23.5%	523,337	(28.6)%
Ann Taylor Factory	289,406	5.7%	268,016	9.3%	247,967	(9.9)%
Total Ann Taylor brand	907,852	5.2%	863,686	18.7%	771,304	(23.8)%
LOFT brand
LOFT Stores	990,987	5.4%	943,331	0.5%	947,761	(12.7)%
LOFT e-commerce	123,924	28.7%	96,915	65.3%	60,203	(5.7)%
Subtotal	1,114,911	7.5%	1,040,246	4.2%	1,007,964	(12.3)%
LOFT Outlet	189,730	14.2%	76,263	21.2%	49,255	19.3%
Total LOFT brand	1,304,641	8.0%	1,116,509	5.0%	1,057,219	(11.9)%
Total Company	$2,212,493	6.8%	$1,980,195	10.7%	$1,828,523	(17.4)%

(1)
A store is included in comparable sales ("comps") in its thirteenth month of operation. A store with a square footage change of greater than 15% is treated as a new store for the first year following its reopening. Sales from our Online Stores are also included in comparable sales.

Sales and Store Data (Continued)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Sales Related Metrics
Average Dollars Per Transaction ("DPT")
Ann Taylor brand	$78.90	$80.22	$73.77
LOFT brand	62.20	60.17	60.02
Average Units Per Transaction ("UPT")
Ann Taylor brand	2.34	2.29	2.23
LOFT brand	2.58	2.40	2.44
Average Unit Retail ("AUR")
Ann Taylor brand	$33.72	$35.03	$33.08
LOFT brand	24.11	25.07	24.60
Net Sales Per Average Gross Square Foot (1)
Ann Taylor Stores	$340	$331	$273
Ann Taylor Factory	424	401	372
LOFT Stores	340	318	315
LOFT Outlet	416	464	421

(1)
Net sales per average gross square foot is determined by dividing net sales for the period by the average monthly gross square footage for the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space. Sales from our Online Stores are excluded from the net sales per average gross square foot calculations.

	Fiscal Year Ended
	January 28, 2012		January 29, 2011		January 30, 2010
	Stores	Square Feet	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Ann Taylor brand
Ann Taylor Stores	280	1,460	266	1,453	291	1,581
Ann Taylor Factory	99	700	92	668	92	668
Total Ann Taylor brand	379	2,160	358	2,121	383	2,249
LOFT brand
LOFT Stores	500	2,904	502	2,930	506	2,976
LOFT Outlet	74	520	36	233	18	123
Total LOFT brand	574	3,424	538	3,163	524	3,099
Total Company	953	5,584	896	5,284	907	5,348
Number of:
Stores open at beginning of period	896	5,284	907	5,348	935	5,492
New stores	76	473	24	138	14	83
Expanded/(downsized) stores (1)	—	(58)	—	(14)	—	—
Closed stores	(19)	(115)	(35)	(188)	(42)	(227)
Stores open at end of period	953	5,584	896	5,284	907	5,348
Converted stores (2)	—	—	10	—	11	—

(1)
During Fiscal 2011, we downsized 11 Ann Taylor stores and three Ann Taylor Factory stores. During Fiscal 2010, we downsized five Ann Taylor stores and two LOFT stores and expanded one Ann Taylor store. During Fiscal 2009, we downsized one Ann Taylor store.

(2)
During Fiscal 2011, no stores were converted. During Fiscal 2010, we converted six Ann Taylor stores to LOFT stores and four LOFT stores to LOFT Outlet stores. During Fiscal 2009, we converted 11 Ann Taylor stores to LOFT stores.

Total net sales increased approximately $232.3 million, or 11.7%, in Fiscal 2011 as compared with Fiscal 2010, with comparable sales increasing 6.8%. Full-price sell-through increased over last year at both brands, with significant increases in the LOFT Stores channel. Both brands experienced comparable sales gains for the year, with significant double-digit comparable sales percentage growth at our Online Stores and at LOFT Outlet.
By brand, Ann Taylor’s net sales increased approximately $44.2 million, or 5.1%, in Fiscal 2011 as compared with Fiscal 2010, with comparable sales increasing 5.2%. The brand's Fiscal 2011 results were impacted by a miss in the print and novelty components of the Ann Taylor stores channel merchandise assortment in late Spring and a merchandise mix during the Fall season that lacked depth in fashion and did not offer enough choices at opening price points. Although traffic remained steady across all channels, we were more promotional than planned in the Ann Taylor stores channel, particularly during the back half of the year. This resulted in lower AURs and DPTs and contributed to a 1.2% decrease in comparable sales. At anntaylor.com, we experienced significant top-line growth over last year, with comparable sales increasing 36.8%, driven by increases in traffic, conversion and average order value. Sales at Ann Taylor Factory stores were also up, reflecting a 5.7% increase in comparable sales and the addition of seven new stores.
At the LOFT brand, net sales increased $188.1 million, or 16.9%, in Fiscal 2011 as compared with Fiscal 2010, with comparable sales up 8.0%. LOFT's full year results reflected client acceptance of the brand's feminine, casual fashion and value proposition, particularly in the LOFT stores channel, where comparable sales increased 5.4%. The brand also experienced higher levels of full-price sell-through, as well as year-over-year increases in DPTs and UPTs. LOFT also experienced strong top-line growth at LOFT.com, reflecting increases in traffic, conversion, and average order value. In addition, sales at LOFT Outlet increased significantly as a result of a 14.2% increase in comparable sales and our accelerated Spring 2011 expansion in this channel.
Total net sales increased approximately $151.7 million, or 8.3%, in Fiscal 2010 as compared with Fiscal 2009 with comparable sales increasing 10.7%. By brand, Ann Taylor’s net sales increased approximately $92.4 million, or 12.0% in Fiscal 2010 as compared with Fiscal 2009, as comparable sales increased 18.7%. The Ann Taylor brand experienced a significant increase in DPTs during Fiscal 2010 compared with Fiscal 2009, primarily due to the impact of higher AURs driven by less promotional activity across all channels, and across merchandise categories, particularly in suits, dresses, pants, and skirts. At the LOFT brand, net sales increased $59.3 million, or 5.6%, in Fiscal 2010 as compared with Fiscal 2009, as comparable sales increased 5.0%. Overall, the LOFT brand experienced a slight increase in DPTs during Fiscal 2010 compared to Fiscal 2009 due to slightly higher AURs. However, sales at the LOFT stores channel were down slightly due to a merchandise assortment that lacked an appropriate balance between fashion and key items.
Our net sales do not show significant seasonal variation. As a result, we have not had significant overhead and other costs generally associated with large seasonal variations.

Cost of Sales and Gross Margin
Because retailers do not uniformly record supply chain costs as cost of sales or selling, general and administrative expenses, our gross margin and selling, general and administrative expenses as a percentage of net sales may not be comparable to certain other retailers. For additional information regarding costs classified in “Cost of sales” and “Selling, general and administrative expenses,” on our Consolidated Statements of Operations, refer to Note 1, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements.
The following table presents cost of sales and gross margin in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(dollars in thousands)
Cost of sales	$1,004,350	$876,201	$834,188
Gross margin	$1,208,143	$1,103,994	$994,335
Percentage of net sales	54.6%	55.8%	54.4%
Gross margin as a percentage of net sales was 54.6% in Fiscal 2011, down from 55.8% in Fiscal 2010. At Ann Taylor, full-price sell-through was negatively impacted by a miss in the print and novelty components in our Spring 2011 merchandise assortment at Ann Taylor stores, as well as a lack of depth in fashion and breadth at opening price points in the back half of the year. This, combined with the highly promotional retail environment we faced late in the year, also impacted the brand's overall gross margin rate performance. At LOFT, strong client acceptance of the brand's merchandise offering contributed to higher levels of full-price sell-through in the LOFT stores channel, which also drove higher gross margin rate performance. LOFT was also able to maintain its planned promotional strategy despite the highly competitive retail environment.

The increase in gross margin as a percentage of net sales in Fiscal 2010 as compared with Fiscal 2009 was primarily the result of higher full-price sell-through and higher margin rates achieved on non-full price sales at the Ann Taylor brand due to an improved merchandise assortment and effective marketing strategy, partially offset by slightly lower margin rates at the LOFT brand, due to a higher level of promotional activity at the LOFT stores channel. Overall, our gross margin performance also benefited from our strategy to appropriately position and manage inventory levels at both brands.
Selling, General and Administrative Expenses
The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(dollars in thousands)
Selling, general and administrative expenses	$1,062,644	$978,580	$966,603
Percentage of net sales	48.0%	49.4%	52.9%
Selling, general and administrative expenses in Fiscal 2011 increased approximately $84.1 million compared with Fiscal 2010. This increase was primarily due to higher payroll and occupancy costs associated with our store growth, primarily in the factory outlet channel, an overall increase in variable costs related to higher net sales, an increase in marketing spend and costs associated with the management realignment at Ann Taylor. These increases were partially offset by a decrease in performance-based compensation expense. The decrease in selling, general and administrative expenses as a percentage of net sales in Fiscal 2011 as compared to Fiscal 2010 was primarily due to fixed cost leveraging as a result of higher net sales, Restructuring Program savings and our continued focus on expense management.
Selling, general and administrative expenses in Fiscal 2010 increased approximately $12.0 million compared with Fiscal 2009, primarily reflecting higher marketing and performance-based compensation costs and an increase in variable costs related to higher sales, partially offset by payroll, benefits and tenancy related savings associated with our Restructuring Program and other cost savings initiatives. The decrease in selling, general and administrative expenses as a percentage of net sales for Fiscal 2010 as compared with Fiscal 2009 was primarily due to fixed cost leveraging as a result of higher net sales, Restructuring Program savings and a continued focus on controlling expenses.
Restructuring Charges

In January 2008, we initiated a multi-year, strategic Restructuring Program, which was designed to enhance profitability and improve overall operating effectiveness. In Fiscal 2010 and Fiscal 2009, we recorded $5.6 million and $36.4 million, respectively, in restructuring charges. There were no restructuring charges recorded in Fiscal 2011. Additional costs associated with store closings included in our Restructuring Program are expected to be immaterial. See “Liquidity and Capital Resources” for further discussion.
Asset Impairment Charges
During Fiscal 2009, we recorded $15.3 million in non-cash store asset impairment charges related to stores that we expect to continue operating, based on projected undiscounted future cash flows. These non-cash store asset impairment charges were calculated using certain assumptions, including estimates related to future sales growth and gross margin rates. No such charges were recorded in Fiscal 2011 or Fiscal 2010.

Depreciation and Amortization
The following table presents depreciation and amortization expense in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(dollars in thousands)
Depreciation and amortization	$94,187	$95,523	$104,351
Percentage of net sales	4.3%	4.8%	5.7%
The decrease in depreciation and amortization expense in Fiscal 2011 as compared with Fiscal 2010 was driven by prior year accelerated depreciation recognized in connection with both our Restructuring Program in Fiscal 2010 and the replacement of our internet platform in early Fiscal 2011, partially offset by an increase in the average store count over the two-year period.
The decrease in depreciation and amortization expense in Fiscal 2010 as compared with Fiscal 2009 was due to lower average capital balances in Fiscal 2010 as compared with Fiscal 2009, driven by a reduction in the average store count over the two-year period and the impact of asset impairment charges and accelerated depreciation recognized in connection with our Restructuring Program.
Interest Income
The following table presents interest income in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(dollars in thousands)
Interest income	$642	$964	$935
Percentage of net sales	—%	—%	0.1%
Interest income decreased in Fiscal 2011 as compared with Fiscal 2010 largely due to the impact of lower gains recorded in connection with our deferred compensation plan.
Interest income increased in Fiscal 2010 as compared with Fiscal 2009 largely due to the impact of income recorded in connection with our deferred compensation plan and higher average cash balances, partially offset by lower interest rates as compared with the comparable prior-year period.
Interest Expense
The following table presents interest expense in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(dollars in thousands)
Interest expense	$1,694	$1,632	$3,091
Percentage of net sales	0.1%	0.1%	0.2%
Interest expense includes various charges, the largest of which are interest and fees related to our Credit Facility. There was no significant change in interest expense in Fiscal 2011 as compared to Fiscal 2010. The decrease in interest expense in Fiscal 2010 compared with Fiscal 2009 was primarily due to the fact that there were no borrowings outstanding under our Credit Facility at any time during Fiscal 2010.
In March 2009, we accessed $125 million from our Credit Facility as a precaution against potential disruption in the credit markets. In July 2009, we repaid $50 million of these revolver borrowings, and, in October 2009, we repaid the remaining $75 million. See “Liquidity and Capital Resources” and Note 6, "Debt and Other Financing Arrangements" in the Notes to Consolidated Financial Statements for further discussion of our Credit Facility.

Income Taxes
The following table presents our income tax provision/(benefit) and effective income tax rate:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(dollars in thousands)
Income tax provision/(benefit)	$57,881	$45,725	$(7,902)
Effective income tax rate	40.1%	38.4%	30.3%
Our effective income tax rate increased in Fiscal 2011 as compared with Fiscal 2010, primarily due to a change in the mix of earnings in various state taxing jurisdictions and certain other discrete items. Our effective income tax rate increased in Fiscal 2010 as compared with Fiscal 2009, primarily due to the impact of permanent items in a period of net income versus a period of net loss, a change in the mix of earnings in various state taxing jurisdictions and certain other discrete items, partially offset by the impact of certain state tax credits. See Note 10, "Income Taxes" in the Notes to Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. Our primary ongoing cash requirements relate to the purchase of inventory and property and equipment.
The following table sets forth certain measures of our liquidity:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(dollars in thousands)
Cash provided by operating activities	$207,828	$164,311	$133,703
Working capital	$189,420	$268,005	$229,521
Current ratio	1.66:1	1.95:1	1.83:1
Operating Activities
Cash provided by operating activities increased $43.5 million to $207.8 million in Fiscal 2011 as compared to Fiscal 2010 due to higher net income adjusted for non-cash expenses, changes in long-term compensation and prepaid expenses. These increases were partially offset by an increase in accounts receivable driven by higher sales and reductions in current compensation-related accruals.
Merchandise inventories increased approximately $19.8 million, or 10.2%, in Fiscal 2011 from Fiscal 2010 reflecting both comparable sales increases as well as our increase in the number of stores. However, merchandise inventory on a per-square-foot basis, excluding Online Store inventory, remained flat at approximately $34 at the end of Fiscal 2011 and Fiscal 2010. Inventory turned 4.9 times in Fiscal 2011 compared with 4.8 times in Fiscal 2010.
Investing Activities
Cash used for investing activities was $120.5 million in Fiscal 2011, compared with $57.2 million in Fiscal 2010 and $38.9 million in Fiscal 2009. Cash used for investing activities in Fiscal 2011 was primarily related to capital expenditures associated with new store openings, store refurbishment projects and investments in technology. During Fiscal 2011, we opened 76 new stores, as compared with 24 new stores in Fiscal 2010.

The following table sets forth a breakdown of our capital expenditures:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
New store construction	$59,336	$25,433	$8,472
Store renovation/refurbishment	36,505	14,172	4,920
Information systems	26,747	22,953	21,253
Corporate offices/distribution center	1,380	779	898
Other	480	1,030	193
Total	$124,448	$64,367	$35,736

We expect our total capital expenditure requirements in Fiscal 2012 will be approximately $150 million. Of this amount, approximately $55 million will be spent on new store construction, driven by the planned opening of approximately 65 stores, and approximately $45 million will be spent on 50 planned downsizes and remodels. These investments will result in an increase in store square footage of approximately 70,000 square feet, or 1%. In addition, approximately $30 million is planned for store renovation and other refurbishment programs, and approximately $20 million will be spent to support continued investments in information systems, technology and other capital expenditures. The actual amount of our capital expenditures will depend in part on the number of stores opened, expanded and refurbished. To finance our capital requirements, we expect to use internally generated funds. See “Business - Stores and Expansion” for further discussion.
Financing Activities
Cash used for financing activities was $163.8 million in Fiscal 2011, compared with $84.9 million in Fiscal 2010 and $2.6 million in Fiscal 2009. Cash used for financing activities in Fiscal 2011 was primarily due to the repurchase of $180.3 million of our common stock, partially offset by excess tax benefits related to stock-based compensation and cash inflows related to stock option exercises.
On April 23, 2008, our wholly-owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into the Credit Facility with Bank of America, N.A. and a syndicate of lenders, which amended its then existing $175 million senior secured revolving credit facility due to expire in November 2008. On February 28, 2012, we amended the Credit Facility to make certain technical, non-substantive modifications. The Credit Facility provides us with an option to increase the total facility and the aggregate commitments thereunder up to $350 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility expires on April 23, 2013 and may be used for working capital, letters of credit and other corporate purposes. The Credit Facility contains an acceleration clause which, upon the occurrence of an Event of Default, which includes, but is not limited to, a Material Adverse Effect, as defined in the Credit Facility, may cause any outstanding borrowings to become immediately due and payable.
The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $16.7 million, $17.6 million and $13.8 million as of January 28, 2012, January 29, 2011 and January 30, 2010, respectively, leaving a remaining available balance for loans and letters of credit of $146.4 million, $120.2 million and $112.9 million as of January 28, 2012, January 29, 2011 and January 30, 2010, respectively. In March 2009, we accessed $125 million from our Credit Facility as a precaution against potential disruption in the credit markets. In July 2009, we repaid $50 million of these revolver borrowings, and subsequently repaid the remaining $75 million in October 2009. There were no borrowings outstanding under the Credit Facility at January 28, 2012, January 29, 2011, or as of March 9, 2012, the date of this filing.
The Credit Facility permits us to pay cash dividends (and permits dividends by AnnTaylor, Inc. to fund such cash dividends) subject to certain Liquidity requirements (as defined in the Credit Facility) and other conditions as set forth in the Credit Facility. Subject to certain exceptions, certain of our subsidiaries are also permitted to pay dividends to us to fund certain taxes owed by us, fund ordinary operating expenses not in excess of $500,000 in any fiscal year, repurchase common stock held by employees not in excess of $100,000 in any fiscal year and for certain other stated purposes. See Note 6, "Debt and Other Financing Arrangements," in the Notes to Consolidated Financial Statements for further discussion of the Credit Facility.

On March 8, 2011, our Board of Directors approved a $200 million expansion of our Repurchase Program, bringing the total authorized under the Repurchase Program to $600 million, and the total then available for share repurchases to approximately $259.1 million. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During Fiscal 2011 and Fiscal 2010, we repurchased 7,288,653 and 4,201,004 shares of our common stock, respectively, through open market purchases under the Repurchase Program at a cost of $175 million and $100 million, respectively. No shares were repurchased under the Repurchase Program during Fiscal 2009. As of January 28, 2012, approximately $184.1 million remained available under the Repurchase Program. Subsequent to January 28, 2012, and through the date of this filing, March 9, 2012, the Company purchased an additional 1,460,712 shares under the Repurchase Program at a cost of approximately $35 million. As of March 9, 2012, the date of this filing, approximately $149.1 million remained available under the Repurchase Program.
Short-Term Borrowings
During Fiscal 2010, we entered into a vendor financing program (the “Trade Payable Program”) with a financing company. Under the Trade Payable Program, the financing company makes accelerated and discounted payments to our vendors and we, in turn, make our regularly-scheduled full vendor payments to the financing company. As of January 28, 2012 and January 29, 2011, there was $3.2 million and $3.4 million, respectively, outstanding under the Trade Payable Program, which is included in "Accrued expenses and other current liabilities" on our Consolidated Balance Sheets. The average balance at each month end during the years ended January 28, 2012 and January 29, 2011 was $3.9 million and $2.1 million, respectively. We have paid no interest on amounts owed under the Trade Payable Program since its inception as remittances to the financing company were made within the agreed-upon timeframe. We expect to add additional vendors into the program, and, as such, we expect the Trade Payable Program will continue to expand.
Other
At January 28, 2012, substantially all of our cash and cash equivalents were invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC-insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
During the fourth quarter of Fiscal 2007, we initiated a multi-year, strategic Restructuring Program designed to enhance profitability and improve overall operating effectiveness. This program was subsequently expanded during the third quarter of Fiscal 2008 and again during the second quarter of Fiscal 2009. The three key elements of our Restructuring Program included: (1) closing underperforming stores; (2) an organizational streamlining that reduced our corporate and field staffing levels; and (3) a broad-based productivity initiative that included, among other things, centralized procurement of non-merchandise goods and services, outsourcing certain activities and optimizing store productivity and effectiveness. By Fiscal 2010, our Restructuring Program enabled us to realize total ongoing annualized savings of approximately $125 million, of which approximately $40 million was first realized in Fiscal 2008 and $65 million was first realized in Fiscal 2009.
Total pre-tax expenses associated with our restructuring initiatives were $134.0 million, of which $84.2 million were non-cash expenses, primarily associated with the write-down of assets related to store closures, and $49.8 million were cash charges for severance and various other costs. In Fiscal 2010, Fiscal 2009, Fiscal 2008 and Fiscal 2007, we recorded $5.6 million, $36.4 million, $59.7 million and $32.3 million, respectively, in restructuring charges. There were no restructuring charges recorded during Fiscal 2011, and any additional costs associated with store closings beyond Fiscal 2011 are expected to be immaterial.
We have a credit card program which offers eligible clients the choice of a private label or co-branded credit card. All new cardholders are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. We provide the sponsoring bank with marketing support of the program, and use our sales force to process credit card applications for both the private label and co-branded credit cards. As part of the program, which began in October 2008 and has a six and one-half year term, we received an upfront signing bonus from the sponsoring bank. We also receive ongoing payments for new accounts activated, as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting and accordingly are recognized as revenue ratably based on the total projected revenues over the term of the agreement.

Certain judgments and estimates underlie our projected revenues and related expenses under the program, including projected future store counts, the number of applications processed, our projected sales growth and points breakage, among other things. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, we recognized approximately $16.5 million, $14.8 million and $14.4 million of revenue related to the credit card program, respectively. At January 28, 2012, January 29, 2011 and January 30, 2010, approximately $4.4 million, $5.8 million and $7.2 million, respectively, of deferred credit card income is included in "Accrued expenses and other current liabilities" on our Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs, net of points breakage, related to the customer loyalty program. These costs are included in either Cost of sales or in Net sales as a Sales discount, as appropriate. The Cost of sales impact, net of points breakage, was approximately $3.8 million, $0.3 million and $5.6 million and the Sales discount impact was approximately $5.5 million, $3.0 million and $2.1 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
In 2009, we acquired the registered trademark in the PRC for the “Ann Taylor” mark (the “Mark”) in the apparel and footwear class pursuant to a Trademark Assignment Agreement, which assignment was subject to approval by the PRC Trademark Office. Until that approval was received, our existing trademark license agreement permitting our use of the Mark remained in effect. The assignment of the Mark was approved by the PRC Trademark Office in October 2010 and is subject to renewal with the PRC Trademark Office every 10 years. The costs of renewal are immaterial, and we intend to renew the Mark indefinitely. We have recognized the full $3.75 million purchase price of the Mark, of which $0.8 million remains payable under the Assignment Agreement, as an indefinite-lived intangible asset included in “Other assets” on our Consolidated Balance Sheets. The Mark is subject to annual impairment testing which is performed during the fourth quarter of each fiscal year, unless there is an indicator of impairment, which would require an interim impairment review. The most recent impairment test supported the carrying value of the Mark and did not result in an impairment charge.
On October 1, 2007, we froze our non-contributory defined benefit Pension Plan (the “Pension Plan”). As a result of the freeze, only those associates who were eligible under the Pension Plan on or before September 30, 2007 (substantially all associates of the Company who completed 1,000 hours of service during a consecutive 12-month period prior to that date) are eligible to receive benefits from the Pension Plan once they have completed the five years of service required to become fully vested. No associate may become a participant in the Pension Plan on or after October 1, 2007 and no additional benefits have been earned under the Pension Plan since October 1, 2007.
Our funding obligations and liability under the terms of the Pension Plan are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on Pension Plan assets. The discount rate enables us to state expected future cash payments for pension benefits as a present value on the measurement date. A lower discount rate increases the present value of the benefit obligations and increases pension expense. The discount rate selected was based on a yield curve which uses expected cash flows from the Pension Plan and then discounts those cash flows with the bond rate for that period. This resulted in a discount rate of 4.85%. A one percent decrease in the assumed discount rate would increase total net periodic pension expense for Fiscal 2012 by $1.3 million and would increase the liability for pension benefits at January 28, 2012 by $9.5 million. A one percent increase in the assumed discount rate would decrease total net periodic pension expense for Fiscal 2012 by $0.8 million and would decrease the liability for pension benefits at January 28, 2012 by $7.3 million.
Pension Plan assets as of January 28, 2012 were allocated 29% in equities, and 71% in bond-related funds. For the purposes of developing long-term rates of return, it was assumed that the short-term investments were reallocated to equities and bond-related funds, yielding assumed long-term rates of return of 7.63% and 3.72%, respectively. To develop the expected long-term rate of return on Pension Plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. A lower expected rate of return on Pension Plan assets would increase pension expense. Our expected long-term rate of return on Pension Plan assets was 5.10% and 6.25% for Fiscal 2011 and Fiscal 2010, respectively. A one percent change in the long-term rate of return assumption would impact Fiscal 2012 pension expense by approximately $0.3 million.
Our Pension Plan assets experienced gains in Fiscal 2010 and Fiscal 2009. As a result, pension costs in Fiscal 2011 were $0.4 million lower than pension costs in Fiscal 2010 and pension costs in Fiscal 2010 were $1.1 million lower than pension costs in Fiscal 2009, excluding settlement charges. As a result of a lower discount rate and a lower expected rate of return, the latter of which is consistent with changes in the underlying asset allocation of the Pension Plan, pension expense for Fiscal 2012, excluding any potential settlement charges, is projected to be approximately $0.8 million, or $0.8 million higher than pension expense, excluding settlement charges, in Fiscal 2011. Our Pension Plan is invested in readily-liquid investments, primarily equity and debt securities. Although we were not required to make a contribution to the Pension Plan in Fiscal 2011 or Fiscal 2010, any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan in Fiscal 2012.

Since the total amount of lump sum payments made to plan participants was less than the interest component of pension expense during Fiscal 2011, no non-cash settlement charges were recorded. During Fiscal 2010, the total amount of lump sum payments made to plan participants exceeded the interest cost, resulting in a non-cash settlement charge of $0.3 million, which was included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations.
We are self-insured for expenses related to our employee point of service medical plan, our workers’ compensation plan, general liability plan and for short-term and long-term disability, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, third-party actuaries, historical analysis and other relevant data. We believe we have taken reasonable steps to ensure that we are adequately accrued for incurred costs related to these programs at January 28, 2012.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations
We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as purchase obligations, include certain commitments and contracts that are not recognized as liabilities in our Consolidated Financial Statements but are required to be disclosed in the Notes to Consolidated Financial Statements. Purchase obligations do not include those commitments or contracts that are cancelable without penalty.
The following table sets forth our significant contractual obligations as of January 28, 2012:

	Payments Due by Fiscal Year
	Total	2012	2013-2014	2015-2016	2017 And After
	(in thousands)
Long-term debt (1)	$1,855	$824	$1,031	$—	$—
Capital leases (2)	1,009	448	561	—	—
Operating leases (3)	1,176,791	189,214	350,013	275,276	362,288
Purchase obligations:
New store construction (4)	2,098	2,098	—	—	—
Merchandise (5)	199,514	199,514	—	—	—
Information services (6)	66,572	22,087	31,142	13,343	—
Other (7)	22,352	21,511	841	—	—
Total	$1,470,191	$435,696	$383,588	$288,619	$362,288

(1)	Represents finance arrangements relating to the support and maintenance of certain computer equipment on our Consolidated Balance Sheet.

(2)	Represents capital leases relating to certain computer equipment on our Consolidated Balance Sheet.

(3)
Represents future minimum lease payments under non-cancelable operating leases in effect as of January 28, 2012, excluding contingent rentals. The minimum lease payments above do not include common area maintenance ("CAM") charges or real estate taxes, which are also contractual obligations under our store and office operating leases but are generally not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2011, Fiscal 2010 and Fiscal 2009 were $70.4 million, $68.6 million and $76.8 million, respectively.

(4)	Represents purchase commitments for Fiscal 2012 store construction not recorded on our Consolidated Balance Sheet.

(5)	Represents open purchase orders for merchandise not yet received or recorded on our Consolidated Balance Sheet.

(6)
Represents co-sourcing of certain back-office functions, consulting, maintenance and license agreements for services to be provided, as well as commitments for software not yet received or recorded on our Consolidated Balance Sheet.

(7)	Represents contractual commitments or open purchase orders for non-merchandise goods or services not received or recorded on our Consolidated Balance Sheet.
There were no borrowings outstanding under the Credit Facility as of January 28, 2012. The Credit Facility contains a provision for commitment fees related to the unused revolving loan commitment and outstanding letters of credit, which are not included in the table because these charges are not fixed and can fluctuate from year to year due to various circumstances. Total commitment fees for Fiscal 2011, Fiscal 2010 and Fiscal 2009 were $0.9 million, $0.9 million and $1.0 million, respectively.

The table above also excludes approximately $7.8 million of tax reserves accounted for under ASC 740-10, Income Taxes, as we are unable to reasonably estimate the ultimate timing of any settlement. See Note 10, "Income Taxes," in the Notes to Consolidated Financial Statements for further discussion. In addition, as discussed in Note 11, "Retirement Plans," in the Notes to Consolidated Financial Statements, we have a long-term liability for our Pension Plan. Minimum pension funding requirements are not included in the table above as such amounts are not determinable.

Recent Accounting Pronouncements
Recently Issued Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amends ASC 220-10, Comprehensive Income, and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and also requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, Presentation of Comprehensive Income, which indefinitely deferred the requirement of ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  No other requirements of ASU 2011-05 were impacted by ASU 2011-12.  Both ASU 2011-05 and ASU 2011-12 are effective for the first interim or annual reporting period beginning on or after December 15, 2011. Early adoption is permitted. We will adopt ASU 2011-05, as modified by ASU 2011-12, in the first quarter of Fiscal 2012 using two separate but consecutive statements.
Recently Adopted Standards
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amended ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 became effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which became effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During Fiscal 2009, we early adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. We adopted the remaining disclosure requirements of ASU 2010-06 in the first quarter of Fiscal 2011, which did not have any impact on our Consolidated Financial Statements or notes thereto.
In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 amended ASC 605-10, Revenue Recognition, and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 became effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted ASU 2009-13 during the first quarter of Fiscal 2011. The adoption of ASU 2009-13 did not have any impact on our Consolidated Financial Statements.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 1, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.
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

Asset Impairment
Long-lived tangible assets are accounted for under ASC 360-10, Property, Plant, and Equipment. Long-lived assets are reviewed periodically for impairment or when events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Management estimates future pre-tax cash flows at the store level (undiscounted and without interest charges) based on historical experience, knowledge and market data. Estimates of future cash flows require that we make assumptions and apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict, as well as other factors such as those outlined in “Risk Factors.” If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value.

Income Taxes
We account for income taxes in accordance with ASC 740-10, Income Taxes, which requires the use of the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. No valuation allowance has been established for deferred tax assets, since we anticipate that the full amount of these assets will be realized in the future. In determining the need for a valuation allowance, we are required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which we operate. Our effective tax rate considers our judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax. We are currently under examination by the U.S. federal, and certain state and local taxing jurisdictions. Further, at any given time, multiple tax years are subject to examination by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon examination, changes in interpretation and changes in judgment utilized in determining estimates. While no adjustments to recorded amounts are anticipated, a 1% variance in our effective tax rate would affect net income after taxes by approximately $1.4 million in Fiscal 2011.
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
Similarly, the calculation of long-term performance compensation expense related to our Restricted Cash Program (“RCP”) requires the input of subjective assumptions, including the expected forfeiture of earned and banked awards and forecasts of our future income growth. We estimate forfeitures based on historical RCP forfeiture patterns, as well as current and future trends of expected behavior. We estimate future income growth based on past performance, future business trends and new business initiatives.
The assumptions used to calculate the fair value of stock-based awards and long-term performance compensation expense represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we were to use different assumptions, the expense recorded could be materially different. For stock-based awards, if we were to adjust our forfeiture rate estimates by 5%, the impact to stock-based compensation cost would be approximately $1.5 million. Similarly, if we were to adjust RCP forfeiture rate estimates by 5%, the impact to long-term incentive compensation expense would be approximately $2.7 million. Finally, if we were to adjust the interest rate factors applied to amounts banked under the RCP by 5%, the impact to long-term incentive compensation expense would be approximately $1.2 million. See Note 9, "Equity and Incentive Compensation Plans," in the Notes to Consolidated Financial Statements for additional information.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC-insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
AnnTaylor Inc.’s Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of January 28, 2012, we did not hold any investments that did not qualify as cash and cash equivalents.

ITEM 8.	Financial Statements and Supplementary Data.

The following Consolidated Financial Statements of the Company for the years ended January 28, 2012, January 29, 2011 and January 30, 2010 are included as part of this Report (See Item 15):
Consolidated Statements of Operations for the Fiscal Years Ended January 28, 2012, January 29, 2011 and January 30, 2010.
Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011.
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 28, 2012, January 29, 2011 and January 30, 2010.
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 28, 2012, January 29, 2011 and January 30, 2010.
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
Management’s Report on Internal Control over Financial Reporting
The management of ANN INC. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2012 based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2012.
During the fourth quarter of Fiscal 2011, the Company migrated to new software in support of its merchandise procurement, merchandise planning and inventory control functions, which the Company expects will continue to enhance its control environment by automating certain non-systemic processes and standardizing work performed in these areas. There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
The Company’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, issued a report on the Company’s internal control over financial reporting, which is included in the Report of Independent Registered Public Accounting Firm, on page 37.

ITEM 9B.	Other Information.

None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the Sections entitled “Election of Class III Directors,” “Executive Officers,” “Corporate Governance,” “Stockholder Proposals for the 2013 Annual Meeting” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders.
The Company has Business Conduct Guidelines that apply to all its associates, including its chief executive officer, chief financial officer, principal accounting officer and controller, as well as members of the Company’s Board of Directors. The Business Conduct Guidelines are available on the Company’s website at http://investor.anninc.com. Any updates or amendments to the Business Conduct Guidelines, as well as any waiver from the Business Conduct Guidelines granted to an executive officer (including the Company’s chief executive officer, chief financial officer, principal accounting officer and controller), will also be posted on the website.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is presented below and incorporated herein by reference to the Section entitled “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders.
The following table sets forth information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, as of January 28, 2012:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	3,805,626	$22.29	3,831,423	(2)
Equity compensation plans not approved by security holders (3)	693,191	21.56	30,530
Total	4,498,817	$22.18	3,861,953

(1)	Consists of the 2003 Equity Incentive Plan and the Associate Discount Stock Purchase Plan (“ADSPP”).

(2)	Includes 1,515,578 shares of Common Stock available for issuance under the ADSPP.

(3)	Consists of the 2000 Stock Option and Restricted Stock Award Plan and the 2002 Stock Option and Restricted Stock and Unit Award Plan.
See Note 9, "Equity and Incentive Compensation Plans" in the Notes to Consolidated Financial Statements for a description of the material features of these plans.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Sections entitled “Related Person Transactions,” “Related Person Transactions Policy and Procedures” and “Corporate Governance” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this Annual Report:
1.The following Consolidated Financial Statements of the Company are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm;
Consolidated Statements of Operations for the Fiscal Years Ended January 28, 2012, January 29, 2011 and January 30, 2010;
Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011;
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 28, 2012, January 29, 2011 and January 30, 2010;
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 28, 2012, January 29, 2011 and January 30, 2010;
Notes to Consolidated Financial Statements.
2.Schedules other than the above have been omitted because they are not applicable.
3.The exhibits filed as a part of this Annual Report are listed in the Exhibit Index.

(b)	The exhibits listed in the Exhibit Index attached hereto are filed as part of this Annual Report and incorporated herein by reference.

(c)	Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANN INC.

By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer
Date: March 9, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kay Krill	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2012
Kay Krill		Date
/s/ Michael J Nicholson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012
Michael J. Nicholson		Date
/s/ Ronald W. Hovsepian	Non-Executive Chairman of the Board and Director	March 9, 2012
Ronald W. Hovsepian		Date
/s/ James J. Burke, Jr.	Director	March 9, 2012
James J. Burke, Jr.		Date
/s/ Michelle Gass	Director	March 9, 2012
Michelle Gass		Date
/s/ Dale W. Hilpert	Director	March 9, 2012
Dale W. Hilpert		Date
/s/ Linda A. Huett	Director	March 9, 2012
Linda A. Huett		Date
/s/ Michael C. Plansky	Director	March 9, 2012
Michael C. Plansky		Date
/s/ Stacey Rauch	Director	March 9, 2012
Stacey Rauch		Date
/s/ Michael W. Trapp	Director	March 9, 2012
Michael W. Trapp		Date
/s/ Daniel W. Yih	Director	March 9, 2012
Daniel W. Yih		Date

ANN INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANN INC.
New York, NY
We have audited the accompanying consolidated balance sheets of ANN INC. and its subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 28, 2012. We also have audited the Company’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ANN INC. and its subsidiaries as of January 28, 2012 and January 29, 2011, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/    DELOITTE & TOUCHE LLP
New York, New York
March 9, 2012

ANN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For Fiscal Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands, except per share amounts)
Net sales	$2,212,493	$1,980,195	$1,828,523
Cost of sales	1,004,350	876,201	834,188
Gross margin	1,208,143	1,103,994	994,335
Selling, general and administrative expenses	1,062,644	978,580	966,603
Restructuring charges	—	5,624	36,368
Asset impairment charges	—	—	15,318
Operating income/(loss)	145,499	119,790	(23,954)
Interest income	642	964	935
Interest expense	1,694	1,632	3,091
Income/(loss) before income taxes	144,447	119,122	(26,110)
Income tax provision/(benefit)	57,881	45,725	(7,902)
Net income/(loss)	$86,566	$73,397	$(18,208)

Basic earnings/(loss) per share	$1.66	$1.26	$(0.32)

Weighted average shares outstanding	51,200	57,203	56,782

Diluted earnings/(loss) per share	$1.64	$1.24	$(0.32)

Weighted average shares outstanding, assuming dilution	52,029	58,110	56,782
See accompanying Notes to Consolidated Financial Statements.

ANN INC.
CONSOLIDATED BALANCE SHEETS
January 28, 2012 and January 29, 2011

	January 28, 2012	January 29, 2011
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$150,208	$226,644
Accounts receivable	19,591	17,501
Merchandise inventories	213,447	193,625
Refundable income taxes	11,965	26,631
Deferred income taxes	30,999	28,145
Prepaid expenses and other current assets	49,107	57,367
Total current assets	475,317	549,913
Property and equipment, net	360,890	332,489
Deferred income taxes	39,134	31,224
Other assets	12,340	13,194
Total assets	$887,681	$926,820
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$94,157	$97,330
Accrued salaries and bonus	16,122	29,346
Current portion of long-term performance compensation	19,373	—
Accrued tenancy	41,435	42,620
Gift certificates and merchandise credits redeemable	50,750	49,103
Accrued expenses and other current liabilities	64,060	63,509
Total current liabilities	285,897	281,908
Deferred lease costs	159,435	165,321
Deferred income taxes	1,320	850
Long-term performance compensation, less current portion	42,122	32,299
Other liabilities	35,030	22,997

Commitments and contingencies (see note 7)

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516 and 82,554,516 shares issued, respectively	561	561
Additional paid-in capital	811,707	801,140
Retained earnings	574,257	487,691
Accumulated other comprehensive loss	(5,318)	(2,378)
Treasury stock, 33,284,631 and 27,205,853 shares, respectively, at cost	(1,017,330)	(863,569)
Total stockholders’ equity	363,877	423,445
Total liabilities and stockholders’ equity	$887,681	$926,820
See accompanying Notes to Consolidated Financial Statements.

ANN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For Fiscal Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(in thousands)
Balance at January 31, 2009	82,476	$561	$791,852	$432,502	$(7,702)	25,221	$(800,701)	$416,512
Net loss	—	—	—	(18,208)	—	—	—	(18,208)
Other comprehensive income, net of tax:
Defined benefit pension plan adjustments, net of taxes of $2,145	—	—	—	—	3,544	—	—	3,544
Total comprehensive loss								(14,664)
Exercise of stock options, related tax deficiency and tax effect of expirations		—	(1,003)	—	—	(12)	111	(892)
Stock-based compensation	—	—	16,088	—	—	—	—	16,088
Issuance of restricted stock, net of forfeitures and related tax deficiency	—	—	(29,235)	—	—	(1,214)	27,750	(1,485)
Repurchase of common and restricted stock	—	—	—	—	—	74	(502)	(502)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan and related tax benefit of disqualifying dispositions	—	—	84	—	—	(367)	2,045	2,129
Balance at January 30, 2010	82,476	561	777,786	414,294	(4,158)	23,702	(771,297)	417,186
Net income	—	—	—	73,397	—	—	—	73,397
Other comprehensive income, net of tax:
Defined benefit pension plan adjustments, net of taxes of $1,175	—	—	—	—	1,780	—	—	1,780
Total comprehensive income								75,177
Exercise of stock options, related tax benefit and tax effect of expirations	79	—	4,265	—	—	(670)	5,591	9,856
Stock-based compensation	—	—	21,210	—	—	—	—	21,210
Issuance of restricted stock, net of forfeitures and related tax benefits	—	—	(2,238)	—	—	(167)	5,813	3,575
Repurchase of common and restricted stock	—	—	—	—	—	4,493	(105,708)	(105,708)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan and related tax benefit of disqualifying dispositions	—	—	117	—	—	(152)	2,032	2,149
Balance at January 29, 2011	82,555	561	801,140	487,691	(2,378)	27,206	(863,569)	423,445
Net income	—	—	—	86,566	—	—	—	86,566
Other comprehensive income, net of tax:
Defined benefit pension plan adjustments, net of taxes of $(1,930)	—	—	—	—	(2,940)	—	—	(2,940)
Total comprehensive income								83,626
Exercise of stock options, related tax benefits and tax effect of expirations	9	—	4,574	—	—	(804)	8,380	12,954
Stock-based compensation	—	—	20,710	—	—	—	—	20,710
Issuance of restricted stock and vesting of restricted units, net of forfeitures and related tax benefits	—	—	(14,783)	—	—	(511)	16,094	1,311
Repurchase of common and restricted stock	—	—	—	—	—	7,490	(180,298)	(180,298)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan and related tax benefit of disqualifying dispositions	—	—	66	—	—	(96)	2,063	2,129
Balance at January 28, 2012	82,564	$561	$811,707	$574,257	$(5,318)	33,285	$(1,017,330)	$363,877

See accompanying Notes to Consolidated Financial Statements.

ANN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Fiscal Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Operating activities:
Net income/(loss)	$86,566	$73,397	$(18,208)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Deferred income taxes	7,343	(1,796)	16,734
Depreciation and amortization	94,187	95,523	104,351
Loss on disposal and write-down of property and equipment	2,287	1,459	16,473
Stock-based compensation	20,710	21,210	16,088
Non-cash interest and other non-cash items	287	(1,931)	2,814
Non-cash restructuring charges	—	617	18,665
Tax benefit/(deficiency) from exercise/vesting of stock awards	7,522	6,967	(2,403)
Changes in assets and liabilities:
Accounts receivable	(2,060)	5,130	(5,186)
Merchandise inventories	(19,822)	(25,919)	4,306
Prepaid expenses and other current assets	7,063	(12,104)	17,752
Refundable income taxes	362	(1,702)	10,341
Other non-current assets and liabilities, net	28,032	11,140	(21,965)
Accounts payable and accrued expenses	(24,649)	(7,680)	(26,059)
Net cash provided by operating activities	207,828	164,311	133,703
Investing activities:
Purchases of marketable securities	(1,379)	(834)	(563)
Sales of marketable securities and short-term investments	91	6,156	804
Restricted cash received for sublease	—	—	(617)
Proceeds from insurance settlement	—	1,419	—
Purchase of intangible asset	(250)	(2,750)	—
Purchases of property and equipment	(118,918)	(61,213)	(38,573)
Net cash used for investing activities	(120,456)	(57,222)	(38,949)
Financing activities:
Proceeds from draw down of credit facility	—	—	125,000
Repayments of credit facility	—	—	(125,000)
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	2,063	2,032	2,045
Proceeds from exercise of stock options	8,499	6,582	111
Excess tax benefits from stock-based compensation	7,627	7,159	320
Repurchases of common and restricted stock	(180,298)	(105,708)	(502)
Proceeds from fixed asset financing and capital leases	—	2,678	—
Repayments of fixed asset financing and capital lease obligations	(1,511)	(1,056)	(4,557)
Change in trade payable program obligation, net	(188)	3,377	—
Net cash used for financing activities	(163,808)	(84,936)	(2,583)
Net (decrease)/increase in cash	(76,436)	22,153	92,171
Cash and cash equivalents, beginning of year	226,644	204,491	112,320
Cash and cash equivalents, end of year	$150,208	$226,644	$204,491
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,350	$1,333	$2,914
Cash paid during the year for income taxes	$37,491	$58,194	$5,825
Property and equipment acquired through capital leases	$—	$767	$—
Accrual for purchases of property and equipment	$17,998	$12,041	$9,229
See accompanying Notes to Consolidated Financial Statements.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
ANN INC. (the “Company”) is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor” and “LOFT” brands. Its principal market consists of the United States. The Company sells its products through traditional retail stores and on the Internet at www.anntaylor.com and www.LOFT.com (together, the “Online Stores”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444.
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
Revenue Recognition
The Company records revenue as merchandise is sold to clients. Sales from the Company's Online Stores are recorded as merchandise is shipped to clients based on the date clients are expected to receive the merchandise. Amounts related to shipping and handling billed to clients in a sales transaction are classified as revenue and the costs related to shipping product to clients (billed and accrued) are classified as Cost of sales. A reserve for estimated returns is established when sales are recorded. The Company excludes sales taxes collected from clients from Net sales in its Consolidated Statements of Operations.
Gift cards issued by the Company do not have expiration dates, and the Company honors all gift cards presented by clients regardless of the length of time that passes from issuance of the gift card to its redemption.  The Company records a liability for unredeemed gift cards at the time gift cards are sold, and the liability is reduced either when the card is redeemed or when the value of the card is escheated to the appropriate government agency in accordance with unclaimed property laws.  In certain jurisdictions, the Company is permitted to retain a portion of the value of the card upon escheatment, which is recorded in net sales.  The portion of gift cards escheated that is retained by the Company is immaterial to total net sales.
The Company has a credit card program which offers eligible clients the choice of a private label or co-branded credit card. All new cardholders are automatically enrolled in the Company’s exclusive rewards program, which is designed to recognize and promote client loyalty. The Company provides the sponsoring bank with marketing support of the program, and uses its sales force to process credit card applications for both the private label and co-branded credit cards. As part of the program, which began in October 2008 and has a six and one-half year term, the Company received an upfront signing bonus from the sponsoring bank. The Company also receives ongoing payments for new accounts activated, as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting under Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition, and accordingly are recognized as revenue ratably based on the total projected revenues over the term of the agreement.
Certain judgments and estimates underlie the Company’s projected revenues and related expenses under the program, including projected future store counts, the number of applications processed, the Company’s projected sales growth and points breakage, among other things. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company recognized approximately $16.5 million, $14.8 million, and $14.4 million of revenue related to the credit card program, respectively. Partially offsetting the income from the credit card program are costs, net of points breakage, related to the customer loyalty program. These costs are included in either Cost of sales or in Net sales as a Sales discount, as appropriate. The Cost of sales impact, net of points breakage, was approximately $3.8 million, $0.3 million and $5.6 million and the Sales discount impact was approximately $5.5 million, $3.0 million and $2.1 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)

Cost of Sales and Selling, General and Administrative Expenses
The following table illustrates the primary costs classified in each major expense category:

	Cost of Sales		Selling, General and Administrative Expenses
•	Cost of merchandise sold;	•	Payroll, bonus and benefit costs for retail and corporate associates;
•	Costs associated with the Company’s sourcing operations;	•	Design and merchandising costs;
•	Freight costs associated with moving merchandise from suppliers to the Company’s distribution center;	•	Occupancy costs for retail and corporate facilities;
•	Costs associated with the movement of merchandise through customs;	•	Depreciation related to retail and corporate assets;
•	Costs associated with the fulfillment and shipment of client orders from the Company's online stores;	•	Advertising and marketing costs;
•	Depreciation related to merchandise management systems;	•	Occupancy and other costs associated with operating the Company’s distribution center;
•	Sample development costs;	•	Freight expenses associated with moving merchandise from the Company's distribution center to its retail stores or from store to store; and
•	Direct costs of the credit card client loyalty program;	•	Legal, finance, information systems and other corporate overhead costs.
•	Merchandise shortage; and
•	Client shipping costs for store merchandise shipments.
Cash and Cash Equivalents
Cash and short-term highly liquid investments with original maturity dates of three months or less at time of purchase and no redemption restrictions are considered cash or cash equivalents. The Company has significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured banks. All of the Company’s deposit account balances are currently FDIC-insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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
Property and Equipment
Property and equipment are presented at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Building	40 years
Leasehold improvements	10 years or term of lease, if shorter
Furniture, fixtures and equipment	2-10 years
Software	5 years
When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is recorded to selling, general and administrative expenses, unless the amounts were associated with the Company’s multi-year strategic restructuring program (the “Restructuring Program”) in which case they are included in restructuring charges. Expenditures for maintenance and repairs which do not improve or extend the useful lives of the respective assets are expensed as incurred.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
Store Pre-Opening Costs
Non-capital expenditures, such as rent, advertising and payroll costs incurred prior to the opening of a new store are charged to expense in the period they are incurred.
Internal-Use Software Development Costs
As required by ASC 350-40, Internal-Use Software, the Company capitalizes certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Capitalized costs include only external direct cost of materials and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are depreciated on a straight-line basis over five years.

Deferred Rent Obligations
Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods is accounted for on a straight-line basis over the initial lease term beginning on the date of initial possession, which is generally when the Company has access to the space and begins construction build-out. Any reasonably assured renewals are considered. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. Construction allowances and other such lease incentives are recorded as deferred credits and are amortized on a straight-line basis as a reduction of rent expense beginning in the period they are deemed to be earned, which often is subsequent to the date of initial possession and generally coincides with the store opening date. The current portion of unamortized deferred lease costs and construction allowances is included in “Accrued tenancy” and the long-term portion is included in “Deferred lease costs” on the Company’s Consolidated Balance Sheets.

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
Long-Lived Assets
The Company accounts for long-lived tangible assets under ASC 360-10, Property, Plant, and Equipment. Long-lived assets are reviewed periodically for impairment or when events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows at a store level (undiscounted and without interest charges). The expected future pre-tax cash flows are estimated based on historical experience, knowledge and market data. Estimates of future cash flows require the Company to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating the useful lives of assets. These estimates can be affected by factors such as, but not necessarily limited to, future store results, real estate demand, and economic conditions that can be difficult to predict. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment charge is recognized for the difference between estimated fair value and carrying value.
In Fiscal 2010 and Fiscal 2009, the Company recorded store asset impairment charges of $0.5 million and $27.3 million, respectively. There were no such charges in Fiscal 2011. In Fiscal 2009, approximately $15.3 million of these store asset impairment charges related to assets in stores that the Company expects to continue to operate. There were no such charges in Fiscal 2010. In Fiscal 2010 and Fiscal 2009, approximately $0.5 million and $12.0 million of these store asset impairment charges, respectively, related to assets in stores closing in connection with the Company’s Restructuring Program. See Note 2, "Restructuring Charges," for further discussion.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
Indefinite-Lived Intangible Assets
The Company accounts for indefinite-lived intangible assets in accordance with ASC 350-10, Intangibles – Goodwill and Other, and evaluates these assets for impairment at least annually, or more often as necessary.
Advertising
Costs associated with the production of advertising, such as print and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in public. Costs of direct mail catalogs and postcards are fully expensed when the advertising is scheduled to first arrive in clients’ homes. Advertising costs were approximately $88.4 million, $79.3 million and $60.8 million in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
Stock-based Awards
The Company accounts for stock-based awards in accordance with ASC 718-10, Compensation – Stock Compensation. ASC 718-10 requires the Company to estimate the grant-date fair value and recognize that estimated value as compensation expense over the requisite service period, which is generally the vesting period, adjusted for estimated forfeitures.
Long-Term Performance Compensation Expense
The Company recognizes the compensation cost associated with its long-term cash incentive program over the mandatory service period, adjusted for estimated forfeitures.  The service period includes the fiscal year in which amounts earned under the program are banked, plus a mandatory three-year deferral period.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. ASC 740-10 requires the use of the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. No valuation allowance has been established for deferred tax assets, since management anticipates that the full amount of these assets will be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which the Company operates.

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
The Company derecognizes an uncertain tax position in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination.
The Company and its domestic subsidiaries file a consolidated Federal income tax return, while the Company’s foreign subsidiaries file in their respective local jurisdictions.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
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
The Company’s operating segments have similar economic characteristics and similar operating, financial and competitive risks. They are similar in nature of product, as they all offer women’s apparel, shoes and accessories. Merchandise inventory for the Company’s operating segments is sourced from the same countries and some of the same vendors, using similar production processes. Clients of the Company’s operating segments have similar characteristics. Merchandise for the Company’s operating segments is distributed to retail stores in a similar manner primarily through the Company’s Louisville Distribution Center and is subsequently distributed to clients in a similar manner, through its retail and outlet stores. The Company’s Ann Taylor and LOFT operating segments also sell merchandise through the Company’s Online Stores.
Comprehensive Income
Comprehensive income consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that under generally accepted accounting principles are recorded as a component of stockholders’ equity but are excluded from net income/(loss). The only component of the Company’s accumulated other comprehensive income/(loss) during the three fiscal years presented in this report relates to the Company’s defined benefit pension plan, the accounting for which is in accordance with ASC 715-20, Compensation – Retirement Benefits.
Fair Value of Financial Instruments
ASC 825-10, Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by ASC 825-10 as financial instruments. The Company did not have any non-financial assets or non-financial liabilities that are recognized at fair value on a recurring basis at January 28, 2012 or January 29, 2011. At January 28, 2012 and January 29, 2011, management believes that the carrying value of cash and cash equivalents, short-term investments, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

Self Insurance
The Company is self-insured for certain losses related to its employee point of service medical plan, its workers’ compensation plan, general liability and for short-term and long-term disability, up to certain thresholds. Costs for self-insurance claims filed, as well as claims incurred but not reported, are accrued based on estimates using information received from plan administrators, third-party actuaries, historical analysis and other relevant data. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop loss contracts with insurance companies. Any significant variation from historical trends in claims incurred but not paid could cause actual expense to differ from the accrued liability.
Recent Accounting Pronouncements
Recently Issued Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amends ASC 220-10, Comprehensive Income, and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and also requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, Presentation of Comprehensive Income, which indefinitely deferred the requirement of ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  No other requirements of ASU 2011-05 were impacted by ASU 2011-12.  Both ASU 2011-05 and ASU 2011-12 are effective for the first interim or annual reporting period beginning on or after December 15, 2011. Early adoption is permitted. The Company will adopt ASU 2011-05, as modified by ASU 2011-12, in the first quarter of Fiscal 2012 using two separate but consecutive statements.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
Recently Adopted Standards
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amended ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 became effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which became effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During Fiscal 2009, the Company early adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The Company adopted the remaining disclosure requirements of ASU 2010-06 in the first quarter of Fiscal 2011, which did not have any impact on the Company's Consolidated Financial Statements or notes thereto.
In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 amended ASC 605-10, Revenue Recognition, and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 became effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 during the first quarter of Fiscal 2011. The adoption of ASU 2009-13 did not have any impact on its Consolidated Financial Statements.

2. Restructuring Charges
During the fourth quarter of Fiscal 2007, the Company initiated its Restructuring Program, which was designed to enhance profitability and improve overall operating effectiveness. The Restructuring Program was subsequently expanded during the third quarter of Fiscal 2008 and again during the second quarter of Fiscal 2009. The three key elements of the Company’s Restructuring Program included: (1) closing underperforming stores; (2) an organizational streamlining that reduced the Company’s corporate and field staffing levels; and (3) a broad-based productivity initiative that included, among other things, centralized procurement of non-merchandise goods and services, outsourcing certain activities and optimizing store productivity and effectiveness.
In connection with the store closing component of the Company’s Restructuring Program, the Company initially identified 117 stores for closure over the Fiscal 2008 to Fiscal 2010 period. In connection with the subsequent expansion of the Company’s Restructuring Program, the Company identified an additional 108 stores for closure, and now expects to close approximately 225 stores as part of its Restructuring Program. A total of 137 of these stores closed during the original Fiscal 2008 to Fiscal 2010 period, and an additional 19 were closed during Fiscal 2011. By division, the Company closed 33 Ann Taylor stores and 27 LOFT stores during Fiscal 2008, 18 Ann Taylor stores and 24 LOFT stores during Fiscal 2009, 19 Ann Taylor stores and 16 LOFT stores during Fiscal 2010 and three Ann Taylor stores and 16 LOFT stores during Fiscal 2011. The balance of these stores are expected to close in Fiscal 2012 and beyond.
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
Total pre-tax expenses associated with the Company’s Restructuring Program were $134.0 million, of which $84.2 million were non-cash expenses, primarily associated with the write-down of assets related to store closures, and $49.8 million were cash charges for severance and various other costs. In Fiscal 2010, Fiscal 2009, Fiscal 2008, the Company recorded $5.6 million, $36.4 million and $59.7 million, respectively, in restructuring charges. No restructuring charges were recorded in Fiscal 2011.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Restructuring Charges (Continued)
The following table details information related to restructuring charges recorded during Fiscal 2011, Fiscal 2010 and Fiscal 2009:

	Severance and Related Costs	Asset Impairment (1)	Other Restructuring Costs	Total
	(in thousands)
Balance at January 31, 2009	$9,743	$—	$1,562	$11,305
Restructuring provision (2)	7,821	12,012	16,535	36,368
Cash payments	(15,182)	—	(7,043)	(22,225)
Non-cash adjustments	—	(12,012)	(6,653)	(18,665)
Balance at January 30, 2010	2,382	—	4,401	6,783
Restructuring provision	2,167	494	2,963	5,624
Cash payments	(2,372)	—	(3,837)	(6,209)
Non-cash adjustments	—	(494)	(123)	(617)
Balance at January 29, 2011	2,177	—	3,404	5,581
Cash payments	(1,963)	—	(1,092)	(3,055)
Non-cash adjustments	(214)	—	(350)	(564)
Balance at January 28, 2012	$—	$—	$1,962	$1,962

(1)	Asset impairment charges represent the write-down of store assets to their estimated fair value for those store locations identified for closure as part of the Company’s Restructuring Program.

(2)
Other restructuring costs include the write-down of corporate assets disposed of in connection with the sublet of the Company’s excess corporate office space in New York City, as well as the estimated loss, net of sublet income, associated with that sublease agreement.

Restructuring-related severance accruals are included in “Accrued salaries and bonus” on the Company’s Consolidated Balance Sheets as of January 29, 2011. Other restructuring-related accruals are included in “Accrued tenancy,” "Accrued expenses and other current liabilities" and “Other liabilities,” as applicable, on the Company’s Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011.

3. Investments
On November 14, 2008, the Company entered into a settlement agreement with UBS AG (“UBS”), one of its investment providers, related to a $6.0 million investment in auction rate securities originally purchased from UBS. Under the terms of the settlement agreement, the Company received auction rate security rights that enabled it to sell its auction rate securities back to UBS at par value at any time during the two-year period beginning June 30, 2010. On June 30, 2010, the Company exercised its auction rate security rights and sold its $6.0 million investment in auction rate securities back to UBS at par value. At January 28, 2012 and January 29, 2011, the Company had no funds invested in auction rate securities.
At January 28, 2012, the Company had $4.1 million invested in a self-directed Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain executives at the vice-president level and above, which is structured as a rabbi trust. These investments are classified as trading securities and are recorded as a long-term asset, included in “Other assets,” on the Company’s Consolidated Balance Sheets. The investments are valued based on quoted market prices. Unrealized holding gains and losses are included in interest income on the Company’s Consolidated Statements of Operations. See Note 11, "Retirement Plans," for further discussion of the Deferred Compensation Plan.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Investments (Continued)
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

The following tables segregate all financial assets and liabilities as of January 28, 2012 and January 29, 2011 that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$4,149	$1,309	$2,840	$—
Total assets	$4,149	$1,309	$2,840	$—

	January 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$2,804	$103	$2,701	$—
Total assets	$2,804	$103	$2,701	$—

(1)
The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives at the vice-president level and above. The investment assets of the rabbi trust are valued based on quoted market prices.

The following table provides a reconciliation of the beginning and ending balances for the Company’s investment in auction rate securities and the related put option for Fiscal 2010, as these assets were measured at fair value using significant unobservable inputs (Level 3):

(in thousands)
Balance at January 30, 2010	$5,998
Total gains realized included in interest income	2
Exercise of put option and sale of auction rate securities (1)	(6,000)
Balance at January 29, 2011	$—

(1)	On June 30, 2010, the Company exercised its auction rate security rights and sold its $6.0 million investment in auction rate securities back to UBS.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Property and Equipment
Property and equipment consists of the following:

	January 28, 2012	January 29, 2011
	(in thousands)
Land	$1,056	$1,056
Buildings	13,363	13,026
Leasehold improvements	555,813	517,397
Furniture and fixtures	299,794	284,697
Computer equipment and software	241,562	204,351
Assets under construction	22,133	31,050
	1,133,721	1,051,577
Less accumulated depreciation and amortization	(772,831)	(719,088)
Net property and equipment	$360,890	$332,489
Depreciation and amortization expense was approximately $94.2 million, $95.5 million and $104.4 million in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.
In accordance with ASC 820-10, the following tables segregate all non-financial assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value as of and for the years ended January 29, 2011 and January 30, 2010:

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

(1)
The Company performs impairment tests under the guidance of ASC 360-10, Property, Plant, and Equipment, whenever there are indicators of impairment. These tests typically consider which assets are impaired at a store level. The Company recognizes an impairment loss if the carrying value of a long-lived asset or group of assets is not recoverable from undiscounted cash flows, and measures that impairment loss as the difference between the carrying value and fair value of the assets based on discounted cash flow projections. Upon adoption of ASC 820-10 and through Fiscal 2011, the Company considered all relevant valuation techniques (e.g., market, income, and cost approaches) that could be obtained without undue cost and effort, and determined that the discounted cash flow approach continued to provide the most relevant and reliable means by which to determine fair value in this circumstance. The range of discount rates utilized in determining fair value for this purpose during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was 7.34%-8.07%, 7.18%-10.20% and 5.75%-12.50%, respectively, based upon the corresponding benchmark interest rates associated with the period of remaining cash flows for the individual stores.

During Fiscal 2011, no non-financial assets or liabilities were impaired.

During Fiscal 2010, long-lived assets held and used with a carrying value of $0.5 million were written down to their fair value, resulting in asset impairment charges of $0.5 million, which was included in “Restructuring charges” on the Company’s Consolidated Statements of Operations.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Property and Equipment (Continued)
During Fiscal 2009, long-lived assets held and used with a carrying value of $32.6 million were written down to their fair value, resulting in asset impairment charges of $27.3 million. Of this amount, approximately $12.0 million and $15.3 million was included in "Restructuring charges," and "Asset impairment charges," respectively, in the Company's Consolidated Statements of Operations.

5. Intangible Assets
In 2009, the Company acquired the registered trademark in the People’s Republic of China (“PRC”) for the “Ann Taylor” mark (the “Mark”) in the apparel and footwear class pursuant to a Trademark Assignment Agreement, which assignment was subject to approval by the PRC Trademark Office. Until that approval was received, the Company’s existing trademark license agreement permitting the Company’s use of the Mark remained in effect. The assignment of the Mark was approved by the PRC Trademark Office in October 2010 and is subject to renewal with the PRC Trademark Office every ten years. The costs of renewal are immaterial, and the Company intends to renew the Mark indefinitely. The Company recognized the full $3.75 million purchase price of the Mark, of which $0.8 million remains payable under the Assignment Agreement, as an indefinite-lived intangible asset included in “Other assets” on its Consolidated Balance Sheets. The Mark is subject to annual impairment testing in accordance with ASC 350-10, Intangibles – Goodwill and Other, which is performed during the fourth quarter of each fiscal year, unless there is an indicator of impairment, which would require an interim impairment review. The most recent impairment test supported the carrying value of the Mark and did not result in an impairment charge.

6. Debt and Other Financing Arrangements
Credit Facility
On April 23, 2008, the Company’s wholly-owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America, N.A. and a syndicate of lenders (the “Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility due to expire in November 2008. On February 28, 2012, the Company amended the Credit Facility to make certain technical, non-substantive modifications. The Credit Facility provides the Company with an option to increase the total facility and the aggregate commitments thereunder up to $350 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility expires on April 23, 2013 and may be used for working capital, letters of credit and other corporate purposes. The Credit Facility contains an acceleration clause which, upon the occurrence of an Event of Default, which includes, but is not limited to, a Material Adverse Effect, as defined in the Credit Facility, may cause any outstanding borrowings to become immediately due and payable.
The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $16.7 million and $17.6 million as of January 28, 2012 and January 29, 2011, respectively, leaving a remaining available balance for loans and letters of credit of $146.4 million and $120.2 million as of January 28, 2012 and January 29, 2011, respectively. In March 2009, the Company accessed $125 million from the Credit Facility as a precaution against potential disruption in the credit markets. In July 2009, the Company repaid $50 million, and subsequently repaid the remaining $75 million in October 2009. There were no borrowings outstanding under the Credit Facility at January 28, 2012, January 29, 2011, or as of March 9, 2012, the date of this filing.

Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the option of AnnTaylor, Inc., 1) the Base Rate, defined as the higher of (i) the federal funds rate plus a margin of 0.5% and (ii) the Bank of America prime rate, or 2) the LIBOR Rate (as defined in the Credit Facility), plus a margin of 1.25% to 1.75%, depending on the Average Daily Availability as defined in the Credit Facility. In addition, AnnTaylor, Inc. is required to pay the lenders a monthly commitment fee on the unused revolving loan commitment at a rate ranging from 0.325% to 0.375% per annum also depending on the Average Daily Availability. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.75% and from 1.25% to 1.75%, respectively. The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens, and a fixed charge coverage ratio covenant that is triggered if certain liquidity thresholds are not met.
The Credit Facility permits the Company to pay cash dividends (and permits dividends by AnnTaylor, Inc. to fund such cash dividends) subject to certain Liquidity requirements (as defined in the Credit Facility) and other conditions as set forth in the Credit Facility. Subject, in some cases, to specific exceptions, certain subsidiaries of the Company are also permitted to pay dividends to the Company to fund certain taxes owed by the Company, fund ordinary operating expenses of the Company not in excess of $500,000 in any fiscal year, repurchase common stock held by employees not in excess of $100,000 in any fiscal year and for certain other stated purposes.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Debt and Other Financing Arrangements (Continued)
Credit Facility (Continued)
The lenders have been granted a pledge of the common stock of AnnTaylor, Inc. and certain of its subsidiaries, and a security interest in substantially all real and personal property (other than leasehold interests) and other assets of AnnTaylor, Inc. and certain of its subsidiaries, as collateral for its obligations under the Credit Facility.

Capital Lease
On August 25, 2008, the Company entered into a four-year capital lease for certain computer equipment. The computer equipment was placed in service in February 2009. On May 1, 2010, the Company entered into a second four-year capital lease for certain computer equipment and modified the original August 25, 2008 lease agreement by extending the term so that both lease agreements end four years after May 1, 2010. The following table presents leased assets by major class:

	As of
	January 28, 2012	January 29, 2011
	(in thousands)
Computer equipment	$2,405	$2,405
Less accumulated depreciation	(1,318)	(799)
Net carrying value	$1,087	$1,606

Future minimum lease payments under the capital lease as of January 28, 2012 are as follows:

Fiscal Year	(in thousands)
2012	$448
2013	448
2014	113
2015	—
2016	—
Thereafter	—

Total capital lease obligation	1,009

Less weighted average interest rate of 1.71% on capital lease	20

Total principal, excluding interest	989
Less current portion	435

Total long-term obligation, net of current portion	$554

Other
There was $1.1 million and $1.2 million included in “Accrued expenses and other current liabilities” and $1.5 million and $2.6 million included in “Other liabilities” on the Company’s Consolidated Balance Sheets at January 28, 2012 and January 29, 2011, respectively, related to borrowings for the purchase of fixed assets.
In the second quarter of Fiscal 2010, the Company entered into a vendor financing program (the “Trade Payable Program”) with a financing company. Under the Trade Payable Program, the financing company makes accelerated and discounted payments to the Company’s vendors and the Company, in turn, makes its regularly-scheduled full vendor payments to the financing company. As of January 28, 2012 and January 29, 2011, there was $3.2 million and $3.4 million, respectively, outstanding under the Trade Payable Program, which is included in “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Commitments and Contingencies
Operating Leases
The Company occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some of the store leases grant the Company the right to extend the term for one or two additional five-year periods under substantially the same terms and conditions as the original leases. Some store leases also contain early termination options, which can be exercised by the Company under specific conditions. Most of the store leases require payment of a specified minimum rent, plus contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. In addition, most of the leases require payment of real estate taxes, insurance and certain common area maintenance (“CAM”) costs in addition to the future minimum lease payments. The Company also leases certain office equipment for its corporate offices and store locations under non-cancelable operating leases which generally have three-year terms.
Future minimum lease payments under non-cancelable operating leases as of January 28, 2012 are as follows:

Fiscal Year	(in thousands)
2012	$189,214
2013	181,550
2014	168,463
2015	151,198
2016	124,078
Thereafter	362,288
Total	1,176,791
Less sublease rentals	(20,604)
Net rentals	$1,156,187
The minimum lease payments presented above do not include CAM charges or real estate taxes, which are also contractual obligations under the Company’s store and office operating leases, but are generally not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2011, Fiscal 2010 and Fiscal 2009 were $70.4 million, $68.6 million and $76.8 million, respectively.
Rent expense, excluding CAM charges and real estate taxes, for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 was as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Minimum rent	$200,825	$194,331	$203,427
Percentage rent	2,460	986	462
Total	$203,285	$195,317	$203,889
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

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The determination and reporting of earnings per share requires the inclusion of time- and performance-based restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net income, participating securities have the effect of diluting both basic and diluted earnings per share. During periods of net loss, no effect is given to participating securities, since they do not share in the losses of the Company.
The following table presents a reconciliation of basic and diluted earnings per share for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

	Fiscal Year Ended
	January 28, 2012			January 29, 2011			January 30, 2010
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net income/(loss)	$86,566			$73,397			$(18,208)
Less net income associated with participating securities	1,455			1,300			—
Basic earnings/(loss) per share	$85,111	51,200	$1.66	$72,097	57,203	$1.26	$(18,208)	56,782	$(0.32)

Diluted Earnings per Share
Net income/(loss)	$86,566			$73,397			$(18,208)
Less net income associated with participating securities	1,432			1,280			—
Effect of dilutive securities		829			907			—
Diluted earnings/(loss) per share	$85,134	52,029	$1.64	$72,117	58,110	$1.24	$(18,208)	56,782	$(0.32)
Non-participating securities (stock options) representing 2,028,204 and 2,878,825 shares of common stock were excluded from the above computation of weighted average shares for diluted earnings per share for Fiscal 2011 and Fiscal 2010, respectively, due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during the periods. Non-participating securities (stock options) representing 5,231,343 shares of common stock were excluded from the above computation of weighted average shares for diluted loss per share for Fiscal 2009 due to the net loss for the period. In addition, non-participating securities (performance-based restricted units) representing 14,125 and 7,063 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share for Fiscal 2011 and Fiscal 2010, respectively, due to the fact that they are contingently issuable securities whose measurement period had not concluded as of the end of the fiscal year.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Equity and Incentive Compensation Plans
Preferred Stock
At January 28, 2012, January 29, 2011 and January 30, 2010, there were two million shares of preferred stock, par value $0.01, authorized and unissued.
Repurchase Program
On August 19, 2010, the Company’s Board of Directors approved a $100 million expansion of the Company's existing securities repurchase program (the “Repurchase Program”), bringing the total authorized under the Repurchase Program to $400 million. On March 8, 2011, the Company’s Board of Directors approved an additional $200 million expansion of the Repurchase Program, bringing the total authorized under the Repurchase Program to $600 million.The Repurchase Program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by the Company’s Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During Fiscal 2011, the Company repurchased 7,288,653 shares of its common stock through open market purchases under the Repurchase Program at a cost of approximately $175 million. During Fiscal 2010, the Company repurchased 4,201,004 shares of its common stock under the Repurchase Program at a cost of approximately $100 million. During Fiscal 2009, no shares were repurchased under the Repurchase Program. As of January 28, 2012, approximately $184.1 million remained available under the Repurchase Program.
Subsequent to January 28, 2012, and through the date of this filing, March 9, 2012, the Company purchased an additional 1,460,712 shares under the Repurchase Program at a cost of approximately $35 million. As of March 9, 2012, the date of this filing, approximately $149.1 million remained available under the Repurchase Program.
Associate Discount Stock Purchase Plan
In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”). Under the terms of the Stock Purchase Plan, as amended, eligible employees may purchase shares of the Company’s common stock quarterly, at a price equal to 85% of the lower of the closing price of the Company’s common stock at the beginning or end of each quarterly stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. On May 19, 2010 and May 15, 2008, the Company’s stockholders approved an increase in the number of shares available for purchase under the Stock Purchase Plan by 1,500,000 and 650,000 shares, respectively. During Fiscal 2011, 95,653 shares were issued pursuant to the Stock Purchase Plan, at an average discount of $3.81 per share. At January 28, 2012, there were 1,515,578 shares available for future issuance under the Stock Purchase Plan. The Company recorded approximately $0.6 million, $0.7 million and $0.9 million in compensation expense related to the Stock Purchase Plan during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Stock Incentive Plans
The Company has three active stock incentive plans (the “Plans”), which are summarized below:

		Shares Reserved		Shares Reserved for Issuance at January 28, 2012	Shares Available for Future Grant
Defined Name	Plan Name	Restricted Stock/Units (1)	Total Authorized
2000 Plan	2000 Stock Option and Restricted Stock Award Plan	562,500	2,250,000	1,000	—
2002 Plan	2002 Stock Option and Restricted Stock and Unit Award Plan	787,500	4,500,000	722,721	30,530
2003 Plan	2003 Equity Incentive Plan	5,760,000	11,750,000	6,121,471	2,315,845

(1) Included in the number of total authorized shares. The Company may issue restricted stock or restricted unit grants up to the levels provided under each plan, however shares not used for this purpose are available for issuance as stock option grants.
On May 19, 2010, the Company’s stockholders approved certain amendments to the Company's 2003 Plan, including increasing the total authorized shares reserved for issuance from 8.75 million to 11.75 million shares.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Equity and Incentive Compensation Plans (Continued)

Stock Incentive Plans (Continued)
Stock option awards outstanding under the Company’s Plans are granted at exercise prices which are equal to the market value of the Company’s common stock on the grant date (determined in accordance with the applicable Plan), generally vest over three or four years and expire no later than ten years after the grant date. Each of the Plans also includes an acceleration clause by which all options not exercisable by their terms will, upon the occurrence of certain contingent events, become exercisable. Shares underlying stock award grants are generally issued out of treasury stock. All the Plans allow for restricted stock awards, and the 2002 Plan and 2003 Plan also allow for restricted unit awards. A restricted unit represents the right to receive a share of common stock and/or the cash value of a share of common stock on the date the restrictions on the restricted unit lapse. The restrictions on restricted stock or restricted unit grants generally lapse over a three- or four-year period from the date of the grant. Certain executives also receive performance-based restricted stock or restricted unit grants, which generally vest over three years if certain pre-established goals are met. In the event a grantee terminates employment with the Company, any unvested stock options and any restricted stock or restricted units still subject to restrictions are generally forfeited.
Stock Options
In accordance with ASC 718-10, Compensation – Stock Compensation, the Company recognizes stock option expense equal to the grant date fair value of a stock option on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. As of January 28, 2012, there was $8.2 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted average vesting period of 1.7 years. The total intrinsic value of options exercised was approximately $13.3 million and $11.2 million during Fiscal 2011 and Fiscal 2010, respectively. The total intrinsic value of options exercised during Fiscal 2009 was not material.

The following table summarizes stock option activity for the fiscal year ended January 28, 2012:

	Shares	Weighted Average Exercise Price
Options outstanding at January 29, 2011	4,942,755	$19.46
Granted (1)	527,250	27.55
Forfeited or expired	(158,657)	17.83
Exercised	(812,531)	9.99
Options outstanding at January 28, 2012	4,498,817	$22.18
Vested and exercisable at January 28, 2012	2,796,573	$25.32
Options expected to vest in the future as of January 28, 2012	797,167	$20.77

(1)	Options granted during Fiscal 2011 vest annually over a three-year period, and expire ten years after the grant date.
The weighted average fair value of options granted during the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, estimated as of the grant date using the Black-Scholes option pricing model, was $13.20, $9.29 and $3.49 per share, respectively. The weighted average remaining contractual term for options outstanding at January 28, 2012 and January 29, 2011 was 6.0 and 6.8 years, respectively. The weighted average remaining contractual term for options vested and exercisable at January 28, 2012 was 4.8 years. The weighted average remaining contractual term for options expected to vest at January 28, 2012 was 8.4 years. At January 28, 2012, the aggregate intrinsic value of options outstanding, options vested and exercisable and options expected to vest was $23.2 million, $9.0 million, and $4.1 million, respectively.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Equity and Incentive Compensation Plans (Continued)

Stock Options (Continued)
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

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Expected volatility	57.2%	54.9%	63.1%
Risk-free interest rate	1.7%	2.2%	2.2%
Expected life (years)	4.5	4.7	4.2
Dividend yield	—	—	—

The risk-free rate is based on a zero-coupon U.S. Treasury rate in effect at the time of grant with maturity dates that coincide with the expected life of the options. The expected life of the options is based on a calculation of the Company’s historical exercise patterns to estimate future exercise patterns. The expected volatility for grants is based on a simple average of (i) historical volatility of stock price returns using daily closing prices and (ii) the volatility implied by exchange-traded call options to purchase the Company’s common stock, to the extent sufficient data for the latter is available. Historical volatility was calculated as of the grant date using stock price data over periods of time equal in duration to the expected life of the options granted. In assessing implied volatility data, the Company analyzed call option market activity during the three-month period preceding the grant date. The Company also considered the volume of market activity of the underlying shares and traded options, the similarity of the exercise prices of traded options to the exercise price of employee stock options during the period and traded options whose terms are close to the expected term of the employee stock options.
Restricted Stock
In accordance with ASC 718-10, the fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant (determined in accordance with the applicable Plan) and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. As of January 28, 2012, there was $6.3 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted average vesting period of 1.9 years. The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 was $27.65, $19.82, and $3.29, respectively. The total fair value of restricted stock awards vested during the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 was $14.2 million, $15.2 million and $1.5 million, respectively.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Equity and Incentive Compensation Plans (Continued)
Restricted Stock (Continued)
The following table summarizes restricted stock activity for the fiscal year ended January 28, 2012:

	Time - Based			Performance - Based
	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Restricted stock awards at January 29, 2011	604,846		$9.46	289,673		$3.13
Granted	303,412	(1)	27.51	181,920	(2)	27.88
Vested	(352,495)		11.21	(191,923)		6.49
Forfeited	(32,667)		15.03	(32,667)		15.36
Restricted stock awards at January 28, 2012	523,096		18.40	247,003		17.13

(1)
Of this amount, 249,625 shares vest equally in each of March 2012, 2013 and 2014; 7,000 shares vest equally in each of May 2012, 2013 and 2014; 3,500 shares vest equally in each of June 2012, 2013 and 2014; 3,500 shares vest equally in each of November 2012, 2013, and 2014; 27,641 shares vest in May 2012; 5,407 shares vest in March 2014 and the remaining 6,739 shares vest in August 2014.

(2)
Of this amount, 135,500 shares vest over a three-year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 75% to 125% of the shares granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such shares, grantees will not earn any shares with respect to that tranche. The remaining 46,420 of these shares are performance vesting restricted stock earned in connection with over-achievement of Fiscal 2010 performance targets, which vested in March, April and August 2011.

Restricted Units
In March 2010, the Company granted time- and performance-vesting restricted unit awards with a grant date fair value of $19.58. The time-vesting restricted unit awards vest annually over three years. The performance-vesting restricted unit awards vest annually over a three-year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 75% to 125% of the units granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such grants, grantees will not earn any units with respect to that tranche. Management’s estimates of the probability and level of achievement related to the performance-vesting restricted unit awards is considered in the compensation cost recorded during Fiscal 2011 and Fiscal 2010.
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
In accordance with ASC 718-10, the fair value of restricted units is based on the market price of the Company’s stock on the date of grant (determined in accordance with the applicable Plan) and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. The total fair value of restricted unit awards vested during the fiscal year ended January 28, 2012 was $4.2 million. As of January 28, 2012, there was $2.3 million of unrecognized compensation cost related to unvested restricted units, which is expected to be recognized over a remaining weighted average vesting period of 1.1 years.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Equity and Incentive Compensation Plans (Continued)
Restricted Units (Continued)
The following table summarizes restricted unit activity for the fiscal year ended January 28, 2012:

	Time - Based		Performance - Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted unit awards at January 29, 2011	284,500	$19.58	169,500	$19.58
Vested	(94,813)	19.58	(56,496)	19.58
Forfeited	(14,334)	19.58	(14,334)	19.58
Restricted unit awards at January 28, 2012	175,353	19.58	98,670	19.58

General
ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. In Fiscal 2011, Fiscal 2010 and Fiscal 2009, stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards that are expected to vest.
ASC 718-10 also requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation arrangements (“excess tax benefits”) be classified as financing cash flows. For the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, excess tax benefits realized from stock-based compensation arrangements were $7.6 million, $7.2 million, and $0.3 million, respectively. The Company received $8.5 million, $6.6 million and $0.1 million in cash from the exercise of stock options during the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.
During the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, the Company recognized approximately $20.7 million, $21.2 million and $16.1 million, respectively, in total stock-based compensation expense. This stock-based compensation expense is included on the same income statement line as the cash compensation paid to the recipient of the stock-based award. The associated tax benefit recognized in the Consolidated Statements of Operations for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 was approximately $10.0 million, $6.7 million and $4.6 million, respectively.

Long-Term Performance Compensation
The Company maintains a long-term cash incentive program, the Restricted Cash Program (“RCP”) for Vice-Presidents and above. Corporate operating profit is the performance metric applied in determining amounts earned under the RCP, and any such earnings are banked and mandatorily deferred until the end of the third fiscal year following the earnings period. Amounts banked are adjusted upwards or downwards by the average percentage increase or decrease, as the case may be, of the Company's corporate net income performance over the mandatory three-year deferral period. Such corporate net income performance may be modified for certain unusual or infrequently occurring events to avoid distorting operating fundamentals and thereby benefiting or penalizing management for the financial impact of such unusual or infrequent events. The Company estimates corporate net income performance based on past results, future business trends and new business initiatives.
In order to receive payments under the RCP, participants must be employed by the Company at the end of the mandatory three-year deferral period, except in limited circumstances. Accordingly, amounts banked under the RCP are recorded as compensation expense on a pro-rata basis over the service period, net of estimated forfeitures. The service period includes the fiscal year in which amounts earned under the program are banked, plus the mandatory three-year deferral period. The Company estimates forfeitures based on historical RCP forfeiture patterns, as well as current and future trends of expected behavior. Any adjustments to compensation expense associated with changes in corporate net income performance or estimated forfeiture rates during the service period are accounted for as changes in estimate.
During the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, the Company recognized $29.2 million, $22.8 million and $7.9 million in compensation expense under the RCP, a portion of which applies to changes in estimates. As of January 28, 2012, there was $36.8 million of unrecognized compensation cost under the RCP, which is expected to be recognized over a remaining weighted average deferral period of 2.0 years.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Income Taxes
The provision/(benefit) for income taxes for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 consists of the following:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Federal:
Current	$37,956	$45,440	$(3,397)
Deferred	12,361	(1,465)	(6,953)
Total federal	50,317	43,975	(10,350)
State and local:
Current	11,809	1,300	(12)
Deferred	(4,702)	(515)	1,960
Total state and local	7,107	785	1,948
Foreign:
Current	773	780	579
Deferred	(316)	185	(79)
Total foreign	457	965	500
Total	$57,881	$45,725	$(7,902)

The reconciliation between the provision/(benefit) for income taxes and the expected provision/(benefit) for income taxes at the U.S. federal statutory rate of 35% for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 is as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(dollars in thousands)
Income/(loss) before income taxes	$144,447	$119,122	$(26,110)
Federal statutory rate	35%	35%	35%
Provision/(benefit) for income taxes at federal statutory rate	50,556	41,693	(9,139)
State and local income taxes, net of federal income tax benefit	4,620	3,031	685
Non-deductible expenses	1,700	1,677	387
Other	1,005	(676)	165
Provision/(benefit) for income taxes	$57,881	$45,725	$(7,902)

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Income Taxes (Continued)
The tax effects of significant items comprising the Company’s deferred tax assets/(liabilities) as of January 28, 2012 and January 29, 2011 are as follows:

	As of
	January 28, 2012	January 29, 2011
	(in thousands)
Current:
Inventory	$8,331	$7,661
Accrued expenses and other	15,011	12,636
Deferred rent and lease incentives	7,657	7,848
Total current	$30,999	$28,145
Non-current:
Depreciation and amortization	$(66,271)	$(64,971)
Deferred rent and lease incentives	64,074	66,725
Benefits related	29,109	22,407
Other	7,579	4,820
Amounts included in accumulated other comprehensive loss	3,323	1,393
Total non-current	$37,814	$30,374
The income tax provision/(benefit) reflects the current and deferred tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered permanently reinvested, which at January 28, 2012 amounted to approximately $3.6 million. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $0.5 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 31, 2009	$3,072
Additions based on tax positions related to the current year	95
Additions for tax positions of prior years	89
Settlements	(152)
Lapses in statutes of limitation	(34)
Balance at January 30, 2010	3,070
Additions based on tax positions related to the current year	478
Additions for tax positions of prior years	3,925
Reductions for tax positions of prior years	(514)
Balance at January 29, 2011	6,959
Additions based on tax positions related to the current year	708
Additions for tax positions of prior years	786
Reductions for tax positions of prior years	(144)
Lapses in statutes of limitation	(512)
Balance at January 28, 2012	$7,797

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Income Taxes (Continued)
To the extent these unrecognized tax benefits are ultimately recognized, approximately $4.6 million will impact the Company’s effective tax rate in a future period. The Company anticipates that the amount of unrecognized tax benefits may be reduced within the next 12 months by approximately $3.6 - $4.0 million as a result of the settlement of certain tax examinations, lapses in statutes of limitations, and voluntary tax filings for certain prior tax years. The primary component relates to the timing of income recognition for tax purposes related to the Company's merchandise credits.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its provision/(benefit) for income taxes. During the fiscal year ended January 28, 2012 and January 29, 2011, the Company recognized approximately $0.7 million and $1.2 million, respectively, of interest and penalties, net of related deferred tax assets, on unrecognized tax benefits. For the fiscal year ended January 30, 2010 interest and penalties recorded on unrecognized tax benefits were immaterial. The Company had approximately $4.8 million and $3.7 million for the payment of interest and penalties accrued at January 28, 2012 and January 29, 2011, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and generally remains open to income tax examinations by relevant tax authorities for tax years beginning with Fiscal 2006. The Company also files income tax returns in foreign jurisdictions and generally remains open to income tax examinations for tax years beginning with Fiscal 2005. The Company is currently under examination for U.S. federal and certain state and local jurisdictions. Although the outcome of these examinations cannot currently be determined, the Company believes adequate provision has been made for any potential unfavorable financial statement impact.

11. Retirement Plans
Savings Plan
Substantially all employees of the Company and its subsidiaries who work at least 30 hours per week or who work 1,000 hours during a 12-month period are eligible to participate in the Company’s 401(k) Plan. Beginning October 1, 2007, participants could contribute up to 100% of their annual earnings to the 401(k) Plan in any combination of pre-tax or after-tax contributions, and after January 1, 2012 to a Roth 401(k), as well, subject to certain limitations. The Company matches 100% with respect to the first 3% and 50% with respect to the second 3% of each participant’s contributions to the 401(k) Plan. Effective January 1, 2010, the Company suspended its matching contributions under the 401(k) Plan, however the Company match was reinstated effective January 1, 2011. The Company’s contributions to the 401(k) Plan for Fiscal 2011, Fiscal 2010 and Fiscal 2009 were approximately $6.8 million, $0.1 million and $5.2 million, respectively.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Plans (Continued)

Pension Plan
The Company froze its non-contributory defined benefit Pension Plan (the “Pension Plan”) in October 2007. As a result, no additional associates became participants in the Pension Plan, and no additional benefits were earned under the Pension Plan on or after October 1, 2007.
The following table provides information for the Pension Plan as of January 28, 2012 and January 29, 2011:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$31,338	$32,434
Interest cost	1,667	1,787
Actuarial loss/(gain)	7,123	(195)
Benefits paid	(1,519)	(2,688)
Projected benefit obligation at end of year	38,609	31,338
Change in plan assets:
Fair value of plan assets at beginning of year	29,780	28,673
Actual return on plan assets	3,920	3,795
Benefits paid	(1,519)	(2,688)
Fair value of plan assets at end of year	32,181	29,780
Funded status at end of year	(6,428)	(1,558)
Net amount included in "Other liabilities"	$(6,428)	$(1,558)

Amounts recognized in the Company’s Consolidated Balance Sheets consist of:

	As of
	January 28, 2012	January 29, 2011
	(in thousands)
Non-current liabilities	$(6,428)	$(1,558)
Total	$(6,428)	$(1,558)
The accumulated benefit obligation for the Company’s Pension Plan was approximately $38.6 million and $31.3 million at January 28, 2012 and January 29, 2011, respectively. As a result of the Pension Plan freeze, the accumulated benefit obligation equals the projected benefit obligation.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Plans (Continued)

Pension Plan (Continued)

 The following table summarizes the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Net periodic benefit cost:
Interest cost	$1,667	$1,787	$2,106
Expected return on plan assets	(1,729)	(1,673)	(1,601)
Amortization of net loss	62	300	1,029
Settlement loss recognized	—	338	1,249
Net periodic benefit cost	—	752	2,783

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net loss/(gain) arising during the year	4,932	(2,317)	(3,411)
Settlement charge	—	(338)	(1,249)
Amortization of net gain	(62)	(300)	(1,029)
Total recognized in other comprehensive loss/(income)	4,870	(2,955)	(5,689)

Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$4,870	$(2,203)	$(2,906)
As a result of the Pension Plan freeze, the Company has no remaining prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost. When the total amount of lump sum payments made to Pension Plan participants exceeds the interest cost for the fiscal year, a non-cash settlement charge is recorded. In Fiscal 2011, there were no such settlement charges, however in Fiscal 2010 and Fiscal 2009, non-cash settlement charges of $0.3 million and $1.2 million, respectively, were recorded and included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

Amounts recognized in accumulated other comprehensive loss consist of:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011
	(in thousands)
Net actuarial loss	$8,641	$3,771
Total	$8,641	$3,771
For the fiscal years ended January 28, 2012 and January 29, 2011 the following weighted average assumptions were used to determine benefit obligations at the end of the fiscal year:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011
Discount rate	4.85%	5.75%

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Plans (Continued)

Pension Plan (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 the following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Discount rate	5.75%	6.15%	6.75%
Long-term rate of return on assets	5.10%	6.25%	6.25%
To develop the expected long-term rate of return on Pension Plan assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the Pension Plan portfolio. The Company assumes that all employees will take lump-sum payouts based on historical payout trends. The discount rate was developed using a yield curve which consists of spot interest rates for each of the next 30 years and is developed based on pricing and yield information for high quality corporate bonds, whose cash flows mirror the anticipated timing of future benefit payments.

Since the Pension Plan was frozen in October 2007, its goal is to provide all plan benefits and expenses through growth and income from the Pension Plan assets, with such employer contributions as may be required in accordance with applicable rules and regulations. Accordingly, in Fiscal 2008, the Company's investment policy was revised to meet these objectives and specified a minimum investment of 50% but not more than 70% in debt securities, a minimum investment of 30% but not more than 50% in equity securities and up to 20% in cash and cash equivalents. During Fiscal 2011, the Company's investment policy was amended to further reduce the overall volatility of the Pension Plan's funded status and more closely align the Pension Plan's assets with its liabilities in terms of how both respond to interest rate changes. The Company now sets recommended asset allocation percentages based upon the funded status of the Pension Plan. If the funded status is less than 100%, the recommended allocation of Pension Plan Assets is 45% equity securities and 55% debt securities. If the funded status is greater than 100% but less than 110%, the recommended allocation of Pension Plan assets is 25% equity securities and 75% debt securities. If the funded status is greater than 110%, the recommended allocation of Pension Plan assets is 100% debt securities. The Company's Investment Committee has the authority to override the target asset allocation or adjust the timing of asset allocation changes to the extent considered necessary.

Pension Plan assets consist primarily of equity and fixed income funds or cash and cash equivalents. The equity securities do not include any of the Company's common stock. The Pension Plan's principal investment objectives are: to minimize the volatility of the funding ratio and achieve a satisfactory rate of return based on that objective, incur a reasonable pension cost in the long-term and satisfy its benefit obligations. The Pension Plan's investment performance guidelines are set and measured against appropriate portfolio benchmarks. The Pension Plan's goals, objectives, asset allocation policies and funding forecasts are reviewed periodically within any given plan year, or when significant changes have occurred in Pension Plan benefits, participant demographics or funded status.

As discussed in Note 3, "Investments,"ASC 820-10 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The investments held by the Company’s Pension Plan and their associated level within the fair value hierarchy are shown below:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
No investments held by the Company’s Pension Plan as of January 28, 2012 were valued using Level 1 inputs.

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

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Plans (Continued)

Pension Plan (Continued)

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

No investments held by the Company’s Pension Plan as of January 28, 2012 required valuation using Level 3 inputs.

The following tables segregate all financial assets and liabilities held by the Company’s Pension Plan as of January 28, 2012 and January 29, 2011 measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy, based on the inputs used to determine fair value at the measurement date:

	January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Mutual funds:
Foreign large blend	$986	$—	$986	$—
Large growth	2,590	—	2,590	—
Mid cap blend	953	—	953	—
Real estate	669	—	669	—
Mid cap growth	493	—	493	—
Total mutual funds	5,691	—	5,691	—
Common collective trusts:
Small blend	500	—	500	—
Large value	2,503	—	2,503	—
Foreign large growth	495	—	495	—
Long-term bond	22,464	—	22,464	—
Total common collective trusts	25,962	—	25,962	—
Money market funds	528	—	528	—
Total assets	$32,181	$—	$32,181	$—
	January 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Mutual funds:
Foreign large blend	$1,358	$—	$1,358	$—
Foreign large growth	611	—	611	—
Intermediate term bond	10,935	—	10,935	—
Large blend	578	—	578	—
Large growth	3,848	—	3,848	—
Large value	3,352	—	3,352	—
Mid cap blend	1,993	—	1,993	—
Real estate	681	—	681	—
Small blend	720	—	720	—
Small growth	696	—	696	—
Total mutual funds	24,772	—	24,772	—
Common collective trusts - fixed income	4,818	—	4,818	—
Money market funds	190	—	190	—
Total assets	$29,780	$—	$29,780	$—

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Plans (Continued)

Pension Plan (Continued)

The benefits expected to be paid under the Pension Plan as of January 28, 2012 are as follows:

Fiscal Year	(in thousands)
2012	$4,797
2013	4,136
2014	3,725
2015	3,303
2016	3,213
2017-2021	10,438
The Company made no contributions to the Pension Plan in Fiscal 2011, Fiscal 2010 or Fiscal 2009. Although the Company was not required to make a contribution to the Pension Plan during these periods, any deterioration in the financial markets or changes in discount rates may require the Company to make a contribution to its Pension Plan in Fiscal 2012.
Non-Qualified Deferred Compensation Plan
Under the Company’s non-qualified deferred compensation plan (the “Deferred Compensation Plan”), certain executives at the vice-president level and above may defer up to 50% of their salary and, prior to January 2011, up to 100% of cash-based performance compensation earned during a calendar year. Beginning in January 2011, those executives may only defer up to 95% of cash-based performance compensation earned during a calendar year. Under the Deferred Compensation Plan, the Company matches the amount of the base and bonus compensation deferred by the executive during the Plan year above the Internal Revenue Code Section 401(a)(17) qualified plan compensation limit as indexed on an annual basis (“Eligible Compensation”). The Company matches 100% on the first 3% of a participants deferred Eligible Compensation, and 50% of a participant’s deferred Eligible Compensation over 3% and up to 6%. Effective January 1, 2010, the Company suspended the match on amounts deferred under the Deferred Compensation Plan on or after that date, however the match was reinstated effective January 1, 2011. Amounts deferred and credited to the executive’s deferred compensation account are at all times fully vested. The Company’s matching contribution vests upon the second anniversary of the executive’s date of hire, or earlier upon a change in control (as defined under the Deferred Compensation Plan).

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Selected Quarterly Financial Data - Unaudited

	Quarter
Fiscal 2011	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$523,628	$558,201	$564,003	$566,661
Gross margin	$299,952	$306,801	$324,240	$277,150
Net income(1)	$27,314	$24,792	$32,280	$2,180
Basic earnings per share (4)	$0.52	$0.48	$0.62	$0.04
Diluted earnings per share (4)	$0.51	$0.47	$0.61	$0.04
	Quarter
Fiscal 2010	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$476,181	$483,472	$505,281	$515,261
Gross margin	$282,891	$266,074	$288,776	$266,253
Net income (2) (3)	$22,616	$18,612	$24,196	$7,973
Basic earnings per share (4)	$0.38	$0.32	$0.41	$0.14
Diluted earnings per share (4)	$0.38	$0.31	$0.41	$0.14

(1)	Includes approximately $5.5 million in pre-tax charges recorded during the fourth quarter of Fiscal 2011 related to a management realignment at Ann Taylor.

(2)
Includes pre-tax charges related to the Company's Restructuring Program of approximately $0.4 million, $0.8 million, $0.6 million, and $3.8 million during the first, second, third and fourth quarter, respectively, of Fiscal 2010. See Note 2, "Restructuring Charges," for further discussion.

(3)	Includes approximately $1.6 million related to certain state income tax credits recorded by the Company during the fourth quarter of Fiscal 2010.

(4)	The sum of the quarterly per share data may not equal the annual amounts due to quarterly changes in the weighted average shares and share equivalents outstanding.

ANN INC.
EXHIBIT INDEX

Exhibit No.	Document

3.1
Restated Certificate of Incorporation of the Company (as amended through March 15, 2011). Incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Company for the Quarter ended April 30, 2011 filed on May 20, 2011.

3.2	Bylaws of the Company (as amended through March 15, 2011). Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company filed on March 16, 2011.

10.1*
Composite version of the Third Amended and Restated Credit Agreement, as amended through February 28, 2012, by and among AnnTaylor, Inc., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., the financial institutions from time to time parties thereto, Bank of America, N.A., as administrative and collateral agent and JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and RBS Citizens, N.A. as syndication agents (the “Credit Agreement”).

10.2*
Composite version of the Third Amended and Restated Pledge and Security Agreement, as amended through February 28, 2012, by AnnTaylor, Inc., AnnTaylor Stores Corporation, Annco, Inc., AnnTaylor Distribution Services, Inc., and AnnTaylor Retail, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the lenders party to the Credit Agreement.

10.3
Third Amended and Restated Parent Guaranty, dated as of April 23, 2008, made by AnnTaylor Stores Corporation in favor of Bank of America, N.A., in its capacity as administrative agent for each of the lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed on April 29, 2008.

10.4*
Composite version of the Trademark Security Agreement, as amended through February 28, 2012, made by Annco, Inc., in favor of Bank of America, N.A., in its capacity as administrative agent for each of the lenders party to the Credit Agreement.

10.5
Agreement of Lease, dated as of August 3, 2004, between the Company and No. 1 Times Square Development LLC. Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company for the Quarter ended July 31, 2004 filed on September 8, 2004.

10.6
Amended and Restated Tax Sharing Agreement, dated as of November 10, 2003, between the Company and AnnTaylor, Inc. Incorporated by reference to Exhibit 10.2 to the Form 10-K of the Company filed on March 25, 2004.

10.7†
The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, Amended and Restated as of February 23, 1994 (the “1992 Plan”). Incorporated by reference to Exhibit 10.15 to the Form 10-K of the Company filed on May 1, 1997.

10.7.1†
First Amendment to the 1992 Plan, amended as of February 20, 1997. Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of the Company for the Quarter ended August 2, 1997 filed on September 12, 1997.

10.7.2†	January 16, 1998 Amendment to the 1992 Plan, as amended. Incorporated by reference to Exhibit 10 to the Form 8-K of the Company filed on March 13, 1998.

10.7.3†	May 12, 1998 Amendment to the 1992 Plan, as amended. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of the Company for the Quarter ended May 2, 1998 filed on June 16, 1998.

10.7.4†	Amendment to the 1992 Plan, effective as of March 10, 2000. Incorporated by reference to Exhibit 10.8.4 to the Form 10-K of the Company filed on April 18, 2000.

10.7.5†
Second Restated Amendment to the 1992 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended July 31, 2004 filed on September 8, 2004.

10.7.6†	Amendment to the 1992 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.4.8 to the Form 10-K of the Company filed on March 23, 2006.

10.8†	The AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan (the “2000 Plan”). Incorporated by reference to Exhibit 10.4 to the Form 10-K of the Company filed on April 1, 2003.

10.8.1†	First Amendment to the 2000 Plan, effective as of January 29, 2002. Incorporated by reference to Exhibit 10.18.1 to the Form 10-K of the Company filed on April 4, 2002.

10.8.2†
Second Restated Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company for the Quarter ended July 31, 2004 filed on September 8, 2004.

10.8.3†	Third Amendment to the 2000 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.5.5 to the Form 10-K of the Company filed on March 23, 2006.

10.8.4†	Fourth Amendment to the 2000 Plan, effective as of March 13, 2008. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company for the Quarter ended May 3, 2008 filed on May 29, 2008.

10.9†
The AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan (the “2002 Plan”). Incorporated by reference to Exhibit 10.9 to the Form 10-K of the Company filed on April 4, 2002.

10.9.1†	First Amendment to the 2002 Plan, effective as of March 11, 2003. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended May 3, 2003 filed on June 13, 2003.

10.9.2†
Second Restated Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company for the Quarter ended July 31, 2004 filed on September 8, 2004.

10.9.3†	Third Amendment to the 2002 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.6.5 to the Form 10-K of the Company filed on March 23, 2006.

10.9.4†	Fourth Amendment to the 2002 Plan, effective as of March 13, 2008. Incorporated by reference to Exhibit 10.9 to the Form 10-Q of the Company for the Quarter ended May 3, 2008 filed on May 29, 2008.

10.10†
The AnnTaylor Stores Corporation 2003 Equity Incentive Plan (the “2003 Plan”), as amended through March 10, 2010. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended May 1, 2010 filed on May 21, 2010.

10.11†	Amended and Restated AnnTaylor Stores Corporation Management Performance Compensation Plan (the “ATIP”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 18, 2007.

10.11.1†	Amendment to the ATIP, effective as of March 13, 2008. Incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company for the Quarter ended May 3, 2008 filed on May 29, 2008.

10.11.2†	Second Amendment to the ATIP, effective as of March 5, 2009. Incorporated by reference to Exhibit 10.12.2 to the Form 10-K of the Company filed on March 9, 2009.

10.12†	AnnTaylor Stores Corporation Deferred Compensation Plan, as amended through August 18, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on August 24, 2005.

10.13*†	ANN INC. Non-Qualified Deferred Compensation Plan, as amended and restated as of November 16, 2011.

10.14†
AnnTaylor Stores Corporation Special Severance Plan, as amended through August 21, 2008. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company for the Quarter ended November 1, 2008 filed on November 21, 2008.

10.15†	Form of 2002 Plan Non-Qualified Stock Option Agreement (Time-Vesting Options for Directors). Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on October 29, 2004.

10.16†	Form of 2003 Plan Non-Statutory Stock Option Agreement (Time-Vesting Options for Directors). Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on October 29, 2004.

10.17†
Form of 2003 Plan Restricted Stock Award Agreement for Non-Employee Directors (Time-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed on May 16, 2006.

10.18†
Form of 2000 Plan Non-Qualified Stock Option Agreement (Time-Vesting Options). Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company for the Quarter ended May 5, 2007 filed on June 8, 2007.

10.19†
Form of 2002 Plan Non-Qualified Stock Option Agreement (Time-Vesting Options). Incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company for the Quarter ended May 5, 2007 filed on June 8, 2007.

10.20†	Form of 2003 Plan Non-Statutory Stock Option Agreement (Time-Vesting Options). Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on May 16, 2006.

10.21†
Form of 2000 Plan Restricted Stock Award Agreement (Time-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.9 to the Form 10-Q of the Company for the Quarter ended April 29, 2006 filed on June 7, 2006.

10.22†
Form of 2002 Plan Restricted Stock Award Agreement (Time-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company for the Quarter ended April 29, 2006 filed on June 7, 2006.

10.23†	Form of 2003 Plan Restricted Stock Award Agreement (Time-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on May 16, 2006.

10.24†	Form of 2002 Plan Restricted Stock Award Agreement (Performance-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.29 to the Form 10-K of the Company filed on April 1, 2005.

10.25†	Form of 2003 Plan Restricted Stock Award Agreement (Performance-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.30 to the Form 10-K of the Company filed on April 1, 2005.

10.26†	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended July 30, 2011 filed on August 19, 2011.

10.27†	Summary of Compensation Arrangements for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended July 31, 2010 filed on August 20, 2010.

10.28†
Employment Agreement, effective as of October 1, 2005, between the Company and Katherine Lawther Krill. Incorporated by reference to Exhibit 10 to the Form 8-K of the Company filed on November 23, 2005.

10.28.1†
Amendment to Employment Agreement, effective as of December 19, 2008, between the Company and Katherine Lawther Krill. Incorporated by reference to Exhibit 10.32.1 to the Form 10-K of the Company filed on March 9, 2009.

10.29†
Letter Agreement, executed August 7, 2008, between the Company and Christine Beauchamp. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended August 2, 2008 filed on August 22, 2008.

10.30†
Letter Agreement, executed November 1, 2008, between the Company and Gary Muto. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company for the Quarter ended November 1, 2008 filed on November 21, 2008.

10.31†	Letter Agreement, executed September 10, 2007, between the Company and Michael J. Nicholson. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on September 17, 2007.

10.32†
Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated August 7, 2008, between the Company and Christine Beauchamp. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company for the Quarter ended August 2, 2008 filed on August 22, 2008.

10.33†
Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated November 6, 2008, between the Company and Gary Muto. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended November 1, 2008 filed on November 21, 2008.

10.33.1†
Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Gary Muto, effective November 24, 2008. Incorporated by reference to Exhibit 10.37.1 to the Form 10-K of the Company filed on March 9, 2009.

10.34†
Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Brian Lynch. Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company for the Quarter ended August 2, 2008 filed on August 22, 2008.

10.34.1†
Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Brian Lynch, effective December 18, 2008. Incorporated by reference to Exhibit 10.38.1 to the Form 10-K of the Company filed on March 9, 2009.

10.34.2*†	Second Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Brian Lynch, effective January 30, 2012.

10.35†
Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Michael Nicholson. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company for the Quarter ended August 2, 2008 filed on August 22, 2008.

10.36†	Form of 2003 Plan Restricted Unit Award Agreement (Time-Vesting Restricted Units). Incorporated by reference to Exhibit 10.41 to the Form 10-K of the Company filed on March 12, 2010.

10.37†
Form of 2003 Plan Restricted Unit Award Agreement (Performance-Vesting Restricted Units). Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company for the Quarter ended October 30, 2010 filed on November 19, 2010.

10.38†
Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Barbara Eisenberg. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company for the Quarter ended August 2, 2008 filed on August 22, 2008.

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1O	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance

101.SCH‡	XBRL Taxonomy Extension Schema

101.CAL‡	XBRL Taxonomy Extension Calculation

101.DEF‡	XBRL Taxonomy Extension Definition

101.LAB‡	XBRL Taxonomy Extension Labels

101.PRE‡	XBRL Taxonomy Extension Presentation
* Filed electronically herewith.
O Furnished electronically herewith.
† Management contract or compensatory plan or arrangement.
‡ Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.