Form 10-Q
period 2012-04-28
ANN INC.
filed 2012-05-18
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2012
Common Stock, $.0068 par value	48,785,441

Statement Regarding Forward-Looking Disclosures
Certain sections of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe” and similar expressions. Forward-looking statements also include representations of the expectations or beliefs of ANN INC. (the “Company”) concerning future events that involve risks and uncertainties, including:

•	the Company's ability to anticipate and respond to changing client preferences and fashion trends and provide a balanced assortment of merchandise that satisfies client demands in a timely manner;

•	the effectiveness of the Company's brand awareness and marketing programs, and its ability to maintain the value of its brands;

•	the Company's ability to manage inventory levels and changes in merchandise mix;

•
the Company's ability to successfully implement its business transformation initiatives and upgrade and maintain its information systems, including adequate system security controls, successful transitioning of certain information technology functions to third parties and the ability to operate in accordance with its business continuity plan in the event of a disruption;

•	the performance and operation of the Company's websites and the risks associated with Internet sales;

•	the Company's ability to successfully execute brand goals, objectives and new concepts;

•	the impact of fluctuations in sourcing costs, in particular increases in the costs of raw materials, labor, fuel and transportation;

•	the Company's reliance on key management and its ability to hire, retain and train qualified associates;

•	the depressed levels of consumer spending and consumer confidence resulting from the worldwide economic downturn and financial crisis;

•	the Company's ability to secure and protect trademarks and other intellectual property rights;

•
the Company's reliance on foreign sources of production and the associated risks of doing business in foreign markets, including fluctuations in the value of the U.S. dollar against foreign currencies, the imposition of duties or other possible trade law or import restrictions, including legislation relating to import quotas, and financial or political instability in any of the countries in which the Company's merchandise is manufactured;

•
the Company's reliance on third-party manufacturers and key vendors, including operational risks such as reduced production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines;

•	the Company's ability to successfully manage store growth and optimize the productivity and profitability of its store portfolio;

•	the impact of a privacy breach and the resulting effect on the Company's business and reputation;

•	a significant change in the regulatory environment applicable to the Company's business and the Company's ability to comply with legal and regulatory requirements;

•	the failure by independent manufacturers to comply with the Company's social compliance program requirements;

•	the effect of competitive pressures from other retailers;

•	the effect of continued uncertainty in the global economy on the Company's liquidity and capital resources;

•
the Company's dependence on its Louisville distribution center and third-party distribution facilities and transportation companies, including any significant interruptions due to work stoppages, slowdowns or strikes by employees of the third-party vendors that it utilizes;

•	the impact on the Company's stock price relating to the Company's level of sales and earnings growth;

•
acts of war or terrorism in the United States or worldwide, and the potential impact of natural disasters and public health concerns, including severe infectious diseases, particularly on the Company's foreign sourcing offices and the manufacturing operations of the Company's vendors;

•	the Company's dependence on shopping malls and other retail centers to attract customers;

•	the impact of potential consolidation of commercial and retail landlords on the Company's ability to negotiate favorable rental terms;

•	the effect of external economic factors on the Company's future funding obligations for its defined benefit pension plan; and

•	the impact of climate change on the Company's business.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters Ended April 28, 2012 and April 30, 2011
(unaudited)

	Quarter Ended
	April 28, 2012	April 30, 2011
	(in thousands, except per share amounts)
Net sales	$560,411	$523,628
Cost of sales	243,040	223,676
Gross margin	317,371	299,952
Selling, general and administrative expenses	272,018	254,033
Operating income	45,353	45,919
Interest income	555	235
Interest expense	335	280
Income before income taxes	45,573	45,874
Income tax provision	16,841	18,560
Net income	$28,732	$27,314
Earnings per share:
Basic earnings per share	$0.59	$0.52

Weighted average shares outstanding	47,922	52,082

Diluted earnings per share	$0.58	$0.51

Weighted average shares outstanding, assuming dilution	48,677	53,089
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Quarters Ended April 28, 2012 and April 30, 2011
(unaudited)

	Quarter ended
	April 28, 2012	April 30, 2011
	(in thousands)
Net income	$28,732	$27,314

Other comprehensive income, before tax:
Amortization of net loss included in net periodic pension benefit cost	175	24
Other comprehensive income, before tax	175	24
Income tax expense/(benefit) on other comprehensive income items	80	(38)
Other comprehensive income, net of tax	95	62
Comprehensive income	$28,827	$27,376
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
April 28, 2012, January 28, 2012 and April 30, 2011
(unaudited)

	April 28, 2012	January 28, 2012	April 30, 2011
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$106,154	$150,208	$104,295
Accounts receivable	29,783	19,591	28,126
Merchandise inventories	243,516	213,447	223,628
Refundable income taxes	9,240	11,965	26,511
Deferred income taxes	31,891	30,999	26,163
Prepaid expenses and other current assets	63,123	49,107	58,169
Total current assets	483,707	475,317	466,892
Property and equipment, net	361,646	360,890	342,811
Deferred income taxes	23,579	39,134	26,950
Other assets	13,606	12,340	12,704
Total assets	$882,538	$887,681	$849,357
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$103,628	$94,157	$100,734
Accrued salaries and bonus	18,770	16,122	15,533
Current portion of long-term performance compensation	29,151	19,373	14,575
Accrued tenancy	41,951	41,435	42,523
Gift certificates and merchandise credits redeemable	43,259	50,750	41,264
Accrued expenses and other current liabilities	68,242	64,060	61,567
Total current liabilities	305,001	285,897	276,196
Deferred lease costs	158,866	159,435	163,439
Deferred income taxes	1,367	1,320	966
Long-term performance compensation, less current portion	17,902	42,122	23,296
Other liabilities	28,555	35,030	23,314
Commitments and contingencies
Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516 shares issued	561	561	561
Additional paid-in capital	808,126	811,707	794,924
Retained earnings	602,990	574,257	515,005
Accumulated other comprehensive loss	(5,223)	(5,318)	(2,316)
Treasury stock, 33,790,075, 33,284,631 and 30,514,994 shares, respectively, at cost	(1,035,607)	(1,017,330)	(946,028)
Total stockholders’ equity	370,847	363,877	362,146
Total liabilities and stockholders’ equity	$882,538	$887,681	$849,357
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters Ended April 28, 2012 and April 30, 2011
(unaudited)

	Quarter Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Operating activities:
Net income	$28,732	$27,314
Adjustments to reconcile net income to net cash provided by/(used for) operating activities:
Deferred income taxes	14,630	6,410
Depreciation and amortization	23,302	23,026
Loss on disposal and write-down of property and equipment	387	212
Stock-based compensation	3,361	6,003
Non-cash interest and other non-cash items	(150)	(41)
Tax benefit from exercise/vesting of stock awards	4,975	5,931
Changes in assets and liabilities:
Accounts receivable	(10,192)	(10,595)
Merchandise inventories	(30,069)	(30,003)
Prepaid expenses and other current assets	(14,016)	(802)
Refundable income taxes	2,725	120
Other non-current assets and liabilities, net	(3,639)	4,037
Accounts payable and accrued expenses	(10,941)	(33,208)
Net cash provided by/(used for) operating activities	9,105	(1,596)
Investing activities:
Purchases of marketable securities	(1,314)	(366)
Sales of marketable securities	17	—
Purchases of property and equipment	(27,936)	(27,629)
Net cash used for investing activities	(29,233)	(27,995)
Financing activities:
Proceeds from the issuance of common stock pursuant to the Associate Discount Stock Purchase Plan	723	780
Proceeds from exercise of stock options	9,493	5,198
Excess tax benefits from stock-based compensation	5,353	6,818
Repurchases of common and restricted stock	(39,044)	(104,897)
Repayments of fixed asset financing and capital lease obligations	(360)	(456)
Change in trade payable program obligation, net	(91)	(201)
Net cash used for financing activities	(23,926)	(92,758)
Net decrease in cash	(44,054)	(122,349)
Cash and cash equivalents, beginning of period	150,208	226,644
Cash and cash equivalents, end of period	$106,154	$104,295
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$260	$221
Cash paid during the period for income taxes	$10,162	$7,405
Accrual for purchases of property and equipment	$14,507	$17,972
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

The results of operations for the 2012 interim period presented in the Condensed Consolidated Financial Statements (unaudited) are not necessarily indicative of results to be expected for Fiscal 2012.

The January 28, 2012 Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheets of ANN INC. (the “Company”) included in its Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Detailed footnote information is not included in this report. The financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

2.	Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amended ASC 220-10, Comprehensive Income, and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and also requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, Presentation of Comprehensive Income, which indefinitely deferred the requirement of ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  No other requirements of ASU 2011-05 were impacted by ASU 2011-12.  ASU 2011-05, as modified by ASU 2011-12, became effective and was adopted by the Company in the first quarter of Fiscal 2012 by presenting separate but consecutive statements. See the Condensed Consolidated Statements of Comprehensive Income for more information.

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
The following tables segregate all financial assets and liabilities of the Company that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement date:

	April 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$5,906	$1,655	$4,251	$—
Total assets	$5,906	$1,655	$4,251	$—

	January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$4,149	$1,309	$2,840	$—
Total assets	$4,149	$1,309	$2,840	$—

	April 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$3,313	$397	$2,916	$—
Total assets	$3,313	$397	$2,916	$—

(1)
The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives at the vice-president level and above. The investment assets of the rabbi trust are valued based on quoted market prices.

At April 28, 2012, the Company believes that the carrying value of cash and cash equivalents, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

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

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

4. Net Income Per Share (Continued)
The following table presents a reconciliation of basic and diluted earnings per share for the quarters ended April 28, 2012 and April 30, 2011:

	Quarter Ended
	April 28, 2012			April 30, 2011
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$28,732			$27,314
Less net income associated with participating securities	438			460
Basic earnings per share	$28,294	47,922	$0.59	$26,854	52,082	$0.52
Diluted Earnings per Share:
Net income	$28,732			$27,314
Less net income associated with participating securities	431			451
Effect of dilutive securities		755			1,007
Diluted earnings per share	$28,301	48,677	$0.58	$26,863	53,089	$0.51
For the quarters ended April 28, 2012 and April 30, 2011, non-participating securities (stock options) representing 2,075,450 and 1,716,033 shares of common stock, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods. In addition, non-participating securities (performance-based restricted units) representing 24,667 and 28,250 shares of common stock, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share, due to the fact that they are contingently issuable securities whose measurement period had not concluded as of those dates.

5.	Equity and Incentive Compensation Plans
Stock Incentive Plans
During the quarters ended April 28, 2012 and April 30, 2011, the Company recognized approximately $3.4 million and $6.0 million, respectively, in total stock-based compensation expense. As of April 28, 2012, there was $11.9 million, $11.8 million, and $1.9 million of unrecognized compensation cost related to unvested stock options, unvested restricted stock awards and unvested restricted unit awards, respectively, which is expected to be recognized over a remaining weighted average vesting period of 2.3 years, 2.4 years and 0.9 years, respectively. Restricted stock award grants, restricted unit award vestings and shares underlying stock option exercises during the quarter ended April 28, 2012, were issued out of treasury stock. Restricted stock awards forfeited, as well as shares returned to cover employee tax withholding obligations related to stock option exercises and restricted stock award vestings were returned to treasury stock during the quarter ended April 28, 2012.
Stock Options
The following table summarizes stock option activity for the quarter ended April 28, 2012:

	Shares	Weighted Average Exercise Price
Options outstanding at January 28, 2012	4,498,817	$22.18
Granted (1)	514,750	27.85
Exercised	(714,381)	13.29
Forfeited or expired	(165,760)	26.27
Options outstanding at April 28, 2012	4,133,426	$24.26

Vested and exercisable at April 28, 2012	2,792,183	$25.20

Options expected to vest in the future as of April 28, 2012	974,281	$25.31

(1)	Options vest annually over a three-year period, and expire ten years after the grant date.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5.	Equity and Incentive Compensation Plans (Continued)

Stock Options (Continued)
The weighted average fair value of options granted during the quarters ended April 28, 2012 and April 30, 2011, estimated as of the grant date using the Black-Scholes option pricing model, was $12.36 and $13.22 per share, respectively. The fair value of options granted was estimated using the following assumptions during the quarters ended April 28, 2012 and April 30, 2011:

	Quarter Ended
	April 28, 2012	April 30, 2011
Expected volatility	54.6%	57.1%
Risk-free interest rate	0.9%	1.8%
Expected life (years)	4.40	4.54
Dividend yield	—	—
 The Company estimates the volatility of its common stock on the date of grant based on an average of its historical common stock volatility and the implied volatility of publicly traded options on its common stock.
Restricted Stock
The following table summarizes restricted stock activity for the quarter ended April 28, 2012:

	Time - Based			Performance - Based
	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Restricted stock awards at January 28, 2012	523,096		$18.40	247,003		$17.13
Granted	261,375	(1)	27.85	146,500	(2)	27.85
Vested	(283,199)		12.37	(81,364)		10.44
Forfeited	(27,087)		25.12	(94,467)		14.90
Restricted stock awards at April 28, 2012	474,185		$26.83	217,672		$27.81

(1)	Of this amount, 257,375 shares vest equally in each of March 2013, 2014 and 2015 and 4,000 shares vest equally in each of March 2013 and 2014.

(2)
These shares vest over a three-year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 50% to 150% of the shares granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such shares, grantees will not earn any shares with respect to that tranche.

Restricted Units
The following table summarizes restricted unit activity for the quarter ended April 28, 2012:

	Time - Based		Performance - Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted unit awards at January 28, 2012	175,353	$19.58	98,670	$19.58
Vested	(86,165)	19.58	(27,871)	19.58
Forfeited	(7,836)	19.58	(21,462)	19.58
Restricted unit awards at April 28, 2012	81,352	$19.58	49,337	$19.58

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5.	Equity and Incentive Compensation Plans (Continued)
Long-Term Performance Compensation
The Company maintains a long-term cash incentive program, the Restricted Cash Program (“RCP”) for vice-presidents and above. During the quarters ended April 28, 2012 and April 30, 2011, the Company recognized $4.9 million and $5.6 million in compensation expense under the RCP, a portion of which results from updates in the Company's estimates such as forfeiture rates and expectations around the Company's corporate net income performance over the mandatory three-year deferral period. As of April 28, 2012, there was $38.4 million of unrecognized compensation cost under the RCP, which is expected to be recognized over a remaining weighted average deferral period of 2.3 years.

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
The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $12.1 million, $16.7 million and $14.7 million as of April 28, 2012, January 28, 2012 and April 30, 2011, respectively, leaving a remaining available balance for loans and letters of credit of $204.8 million, $146.4 million and $184.0 million, respectively. There were no borrowings outstanding under the Credit Facility at April 28, 2012, January 28, 2012, April 30, 2011 or May 18, 2012, the date of this filing.
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

Other
The Company contracted with a third-party financing company to initiate payments to certain of its vendors. Under this financing arrangement ("the Trade Payable Program"), the financing company makes accelerated and discounted payments to the Company’s vendors and the Company, in turn, makes its regularly-scheduled full vendor payments to the financing company. As of April 28, 2012, January 28, 2012 and April 30, 2011 there was $3.1 million, $3.2 million and $3.2 million outstanding, respectively, under the Trade Payable Program, included in “Accrued expenses and other current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

7.	Employee Benefits
The following table summarizes the components of net periodic pension cost for the Company:

	Quarter Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Net periodic pension cost:
Interest cost	$437	$416
Expected return on plan assets	(377)	(428)
Amortization of actuarial loss	175	24
Net periodic pension cost	$235	$12
The Company froze its noncontributory defined benefit pension plan in October 2007. The Company was not required to make and did not make any contributions to its pension plan during the quarters ended April 28, 2012 and April 30, 2011.

8.	Securities Repurchase Program
On March 8, 2011, the Company’s Board of Directors approved a $200 million expansion of the Company’s existing securities repurchase program (the “Repurchase Program”), bringing the total authorized under the Repurchase Program to $600 million. The Repurchase Program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by the Company’s Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During the quarters ended April 28, 2012 and April 30, 2011, the Company repurchased 1,460,712 and 4,197,097 shares of its common stock, respectively, through open market purchases under the Repurchase Program at a cost of $35.0 million and $100.0 million, respectively. As of April 28, 2012 and May 18, 2012, the date of this filing, approximately $149.1 million remained available for share repurchases under the Repurchase Program.

9.	Legal Proceedings
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
Ann Taylor is an aspirational luxury brand that offers modern style while remaining true to its legacy as a destination for every generation of working women, with timeless wear-now and wear-to-work fashion of impeccable quality at compelling prices. LOFT provides versatile, accessible and affordable fashion that delivers feminine appeal, special and unexpected details, and a flattering fit, making our client’s style aspirations attainable.
Our Ann Taylor and LOFT brands offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a strategy to provide modern styles that are versatile across all occasions and needs. We also offer updated past season best sellers from the Ann Taylor and LOFT merchandise collections at our Ann Taylor Factory and LOFT Outlet stores, respectively. In addition to our stores, our clients can shop online at www.anntaylor.com and www.LOFT.com (together, our “Online Stores”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444. As of April 28, 2012, we operated 947 stores in 46 states, the District of Columbia and Puerto Rico.
Management Overview
During the first quarter of Fiscal 2012, we maintained strong sales momentum and productivity in all channels of the LOFT brand, while at Ann Taylor, we delivered top-line growth in our e-commerce and Factory channels. In the Ann Taylor stores channel, we significantly reduced promotional activity as we focused on reinforcing the aspirational appeal of the brand, which resulted in a higher gross margin rate and lower comparable sales compared with the first quarter of 2011. At both brands, we continued to further enhance profitable sales growth through our real estate strategy, including the continued roll-out of our more productive Ann Taylor new store format, execution of our small- and mid-market strategy for LOFT stores and further expansion of LOFT Outlet. We were also successful in our continued efforts to manage product costs by implementing sourcing strategies that mitigated inflation in commodity and labor costs.
Our efforts in these areas resulted in a 7.0% increase in total net sales, to $560.4 million, a 3.8% increase in comparable sales and a strong 56.6% gross margin rate. This, combined with the impact of our share repurchase activity, contributed to a 14% increase in diluted earnings per share to $0.58, up from $0.51 in the first quarter of Fiscal 2011.
At the Ann Taylor brand, total comparable sales decreased 6.9%. Comparable sales in the Ann Taylor stores channel decreased 15.5%, primarily reflecting the impact of our strategy to significantly reduce promotional activity and inventory levels, as well as merchandise assortments that did not yet reflect the benefits of the pricing mix, assortment and allocation enhancements that are scheduled to roll out as we progress through 2012. This decrease was partially offset by comparable sales growth of 9.6% in the Ann Taylor e-commerce channel and 0.7% at Ann Taylor Factory. Due to higher full-price sell-through in the Ann Taylor stores channel, gross margin rate performance improved as compared to both the fourth and first quarters of Fiscal 2011. Looking ahead to the back half of Fiscal 2012, we are evolving our merchandise offering to include more depth in key fashion items and a greater breadth of the assortment at more approachable price points, as well as having all stores reflect the merchandise allocation strategy that had formerly only been available in our new format stores.
The LOFT brand achieved strong results during the first quarter of Fiscal 2012, building on its strong momentum by continuing to deliver feminine, casual, high-quality fashion at great value. LOFT's merchandise assortments were well-received across all categories and all channels of the brand, resulting in an overall comparable sales increase of 11.3%. By channel, LOFT stores delivered a 10.0% comparable sales increase, driven by compelling fashion and balanced merchandise assortments. Strong product offerings also drove comparable sales performance at LOFT.com and LOFT Outlet, which increased 29.1% and 6.1%, respectively. LOFT's sales productivity, combined with solid gross margin rate performance relative to the strong gross margin rate achieved last year, contributed to an increase in overall gross margin dollars for the quarter. Looking forward, we believe that the brand is well-positioned to continue to drive profitable growth.
Throughout the quarter, we remained committed to enhancing shareholder value and maintaining a healthy balance sheet and cash position. During the first quarter of Fiscal 2012, we repurchased approximately 1.5 million shares of our common stock at a cost of $35 million, and closed the quarter with $106 million in cash and no bank debt. We also continued to closely manage our inventory levels and ended the quarter with total inventory per square foot, excluding e-commerce, up 3%, in line with our overall comparable sales performance.

Our real estate strategy continues to be focused on supporting our brands' objectives to enhance the overall productivity and profitability of our fleet through the roll-out of new format stores at both Ann Taylor and LOFT, a continued expansion in the factory/outlet channel, as well as continued execution of selective store closures.  During the quarter, we opened two new format Ann Taylor stores, four LOFT stores and one LOFT Outlet store and closed eight underperforming Ann Taylor stores, four LOFT stores and one LOFT Outlet store. For the full year of fiscal 2012, we expect to open or downsize a total of 40 Ann Taylor stores in our highly productive and profitable new format. Together with the existing new format stores, these stores will represent nearly one-third of the Ann Taylor store fleet by year-end. In addition, we expect to open two Ann Taylor Factory stores. At LOFT, we plan to open a total of 25 LOFT stores and 20 LOFT Outlet stores in Fiscal 2012.
Overall, our businesses experienced growth in net sales, net income and diluted earnings per share during the first quarter of Fiscal 2012 as compared to the prior year.  Our initiatives for Fiscal 2012 are aligned with our focus on further strengthening our connection with our client. Ann Taylor and LOFT are strong brands that offer great fashion, service, quality, value and personalization, along with an engaging client experience across all channels. This, combined with the planned launch of our multi-channel shopping experience in the latter part of Fiscal 2012, positions us to be there for her wherever and whenever she chooses to shop. We also have plans to expand our brands internationally, through our planned entry into Canada and the addition of international shipping capabilities in our e-commerce channels in late 2012 or early 2013.
Key Performance Indicators
In evaluating our performance, senior management reviews certain key performance indicators, including:

•
Comparable sales – Comparable sales provide a measure of existing store sales performance. A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of greater than 15% is treated as a new store for the first year following its reopening. Sales from our Online Stores are also included in comparable sales. In a fiscal year with 53 weeks, sales in the last week of that year are excluded from comparable sales.

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

Results of Operations
The following table sets forth data from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	Quarter Ended
	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Cost of sales	43.4%	42.7%
Gross margin	56.6%	57.3%
Selling, general and administrative expenses	48.5%	48.5%
Operating income	8.1%	8.8%
Interest income	0.1%	—%
Interest expense	0.1%	0.1%
Income before income taxes	8.1%	8.7%
Income tax provision	3.0%	3.5%
Net income	5.1%	5.2%
The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period:

	Quarter Ended
	April 28, 2012	April 30, 2011
	increase
Net sales	7.0%	10.0%
Operating income	(1.2)%	18.6%
Net income	5.2%	20.8%

Sales and Store Data
The following table sets forth certain brand sales and store data:

	Quarter Ended
	April 28, 2012		April 30, 2011
	Sales	Comp %	Sales	Comp %
Sales and Comps	($ in thousands)
Ann Taylor brand
Ann Taylor Stores	$109,597	(15.5)%	$125,379	13.7%
Ann Taylor e-commerce	32,614	9.6%	29,461	43.1%
Subtotal	142,211	(10.3)%	154,840	18.3%
Ann Taylor Factory	70,165	0.7%	68,035	9.2%
Total Ann Taylor brand	$212,376	(6.9)%	$222,875	15.3%
LOFT brand
LOFT Stores	$262,388	10.0%	$239,099	(1.0)%
LOFT e-commerce	36,486	29.1%	28,293	32.8%
Subtotal	298,874	12.0%	267,392	1.7%
LOFT Outlet	49,161	6.1%	33,361	15.7%
Total LOFT brand	$348,035	11.3%	$300,753	2.4%
Total Company	$560,411	3.8%	$523,628	7.8%

Sales and Store Data (Continued)

	Quarter Ended
	April 28, 2012	April 30, 2011
Sales Related Metrics
Average Dollars Per Transaction ("DPT")
Ann Taylor brand	$83.03	$89.40
LOFT brand	67.86	66.93
Average Units Per Transaction ("UPT")
Ann Taylor brand	2.35	2.45
LOFT brand	2.68	2.58
Average Unit Retail ("AUR")
Ann Taylor brand	$35.33	$36.49
LOFT brand	25.32	25.94
Net Sales Per Average Gross Square Foot (1)
Ann Taylor Stores	$76	$86
Ann Taylor Factory	102	101
LOFT Stores	91	82
LOFT Outlet	95	101

(1)
Net sales per average gross square foot is determined by dividing net sales for the period by the average monthly gross square footage for the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space. Sales from our Online Stores are excluded from the net sales per average gross square foot calculations.

	Quarter Ended
	April 28, 2012		April 30, 2011
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Ann Taylor brand
Ann Taylor Stores	274	1,416	266	1,450
Ann Taylor Factory	99	691	96	690
Total Ann Taylor brand	373	2,107	362	2,140
LOFT brand
LOFT Stores	500	2,898	500	2,917
LOFT Outlet	74	519	61	437
Total LOFT brand	574	3,417	561	3,354
Total Company	947	5,524	923	5,494
Number Of:
Stores open at beginning of period	953	5,584	896	5,284
New stores (1)	7	36	32	244
Downsized stores (2)	—	(25)	—	(4)
Closed stores	(13)	(71)	(5)	(30)
Stores open at end of period	947	5,524	923	5,494

(1)
During the quarter ended April 28, 2012, we opened two new Ann Taylor stores, four new LOFT stores, and one new LOFT Outlet store. During the quarter ended April 30, 2011, we opened four new Ann Taylor Factory stores, three new LOFT stores and 25 new LOFT Outlet stores.

(2)
During the quarter ended April 28, 2012, we downsized three Ann Taylor stores, three Ann Taylor Factory stores, one LOFT store and one LOFT Outlet store . During the quarter ended April 30, 2011, we downsized one Ann Taylor store.

Net sales increased approximately $36.8 million, or 7.0%, during the quarter ended April 28, 2012 over the comparable 2011 period, with comparable sales increasing 3.8%. This comparable sales gain built on the 7.8% increase in comparable sales experienced during the first quarter of Fiscal 2011.

By brand, Ann Taylor's net sales decreased $10.5 million, or 4.7%, for the quarter ended April 28, 2012, with comparable sales decreasing 6.9% as compared to the comparable 2011 period. While we experienced higher levels of full-price sell-through at the Ann Taylor stores channel as a result of our efforts to scale back promotional activity, the merchandise mix did not yet fully reflect the brand's updated pricing strategy, assortment and allocation enhancements. This contributed to lower DPTs and a 15.5% decrease in comparable sales at Ann Taylor stores. The brand's e-commerce business experienced another quarter of top-line growth, with comparable sales increasing 9.6%, driven by a double-digit increase in traffic and higher conversion. Ann Taylor Factory also delivered a 0.7% increase in comparable sales, driven by higher conversion and UPTs.

At the LOFT brand, net sales increased $47.3 million, or 15.7% for the quarter ended April 28, 2012, with comparable sales increasing 11.3% as compared to the comparable 2011 period. LOFT's top-line performance was driven by increases in traffic, conversion and DPTs. At LOFT stores, clients responded positively to the brand's entire merchandise assortment, with all regions delivering strong top-line results, and contributing to a 10.0% increase in comparable sales. The brand's e-commerce channel experienced a 29.1% increase in comparable sales, driven by higher traffic and conversion and strong client response to our merchandise offering across all categories. LOFT Outlet also experienced significant growth this quarter, with comparable sales up 6.1%, the eleventh consecutive quarter of comparable sales growth in this channel, driven by increases in conversion and UPTs.

Cost of Sales and Gross Margin
The following table presents cost of sales and gross margin in dollars and as a percentage of net sales:

	Quarter Ended
	April 28, 2012	April 30, 2011
	(dollars in thousands)
Cost of sales	$243,040	$223,676
Gross margin	$317,371	$299,952
Percentage of net sales	56.6%	57.3%

Gross margin as a percentage of net sales for the quarter ended April 28, 2012 as compared to the comparable 2011 period decreased to 56.6%, from 57.3% last year. The year-over-year decrease in gross margin rate performance was primarily due to lower gross margin rates achieved on non-full price sales at LOFT, which impacted LOFT's overall gross margin rate performance relative to last year's strong gross margin rate. This was partially offset by lower levels of promotional activity in the Ann Taylor stores channel versus the first quarter of Fiscal 2011, which contributed to the channel's higher full-price sell-through and gross margin rate performance as compared to last year.

Selling, General and Administrative Expenses
The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales:

	Quarter Ended
	April 28, 2012	April 30, 2011
	(dollars in thousands)
Selling, general and administrative expenses	$272,018	$254,033
Percentage of net sales	48.5%	48.5%

Selling, general and administrative expenses increased $18.0 million during the quarter ended April 28, 2012 as compared to the comparable 2011 period primarily due to higher payroll and occupancy costs related to our year-over-year store growth, an increase in variable costs related to higher net sales and expenses related to the execution of our business strategies. Selling, general and administrative expenses as a percentage of net sales were flat to last year, at 48.5%. While we experienced increased cost leverage as a result of higher net sales compared with the first quarter of Fiscal 2011, this benefit was offset by an increase in expenses associated with our year-over-year store growth and other expenses supporting the expansion of our business.

Income Taxes
The following table presents our income tax provision and effective income tax rate:

	Quarter Ended
	April 28, 2012	April 30, 2011
	(dollars in thousands)
Income tax provision	$16,841	$18,560
Effective income tax rate	37.0%	40.5%
Our effective income tax rate changed as compared to the comparable 2011 period primarily due to tax positions that are considered effectively settled as well as changes in the mix of earnings in various state taxing jurisdictions and certain other discrete items. We expect our full year tax rate to be approximately 40%.
Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. The following table sets forth certain measures of our liquidity:

	April 28, 2012	January 28, 2012	April 30, 2011
	(dollars in thousands)
Working capital	$178,706	$189,420	$190,696
Current ratio	1.59:1	1.66:1	1.69:1
Operating Activities
Cash provided by operating activities was $9.1 million for the quarter ended April 28, 2012, compared with cash used for operating activities of $1.6 million for the quarter ended April 30, 2011. This increase was primarily due to higher net income adjusted for non-cash expenses and lower short-term incentive compensation payouts. These increases were partially offset by an increase in cash used for inventory purchases, increased payouts under our long-term incentive compensation plan and higher accounts receivable balances consistent with increases in sales.

Merchandise inventories increased approximately $19.9 million, or 8.9%, at April 28, 2012 compared to April 30, 2011. On a per-square-foot basis, excluding e-commerce, merchandise inventories increased approximately 3% over the prior year period, consistent with the increase in comparable sales.
Investing Activities
Cash used for investing activities was $29.2 million for the quarter ended April 28, 2012, compared with $28.0 million for the quarter ended April 30, 2011. Cash used for investing activities was primarily driven by capital expenditures related to our store expansion and refurbishment projects during the period.
Financing Activities
Cash used for financing activities was $23.9 million for the quarter ended April 28, 2012, compared with $92.8 million for the quarter ended April 30, 2011. Cash used for financing activities was primarily for the repurchase of $35.0 million of our common stock during the quarter ended April 28, 2012 and $100.0 million during the quarter ended April 30, 2011 under our share repurchase program, partially offset by the impact of excess tax benefits related to stock-based compensation and cash inflows related to exercise of options during each of the periods.
On April 23, 2008, our wholly-owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (the “Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. On February 28, 2012, we amended the Credit Facility to make certain technical, non-substantive modifications. The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. The remaining available balance for loans and letters of credit was $204.8 million, $146.4 million and $184.0 million as of April 28, 2012, January 28, 2012 and April 30, 2011, respectively.

On March 8, 2011, our Board of Directors approved a $200 million expansion of our existing securities repurchase program (the “Repurchase Program”), bringing the total authorized under the Repurchase Program to $600 million. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During the quarters ended April 28, 2012 and April 30, 2011, we repurchased 1,460,712 and 4,197,097 shares of our common stock, respectively, through open market purchases under the Repurchase Program at a cost of approximately $35.0 million and $100.0 million, respectively. As of April 28, 2012 and May 18, 2012, the date of this filing, approximately $149.1 million remained available for share repurchases under the Repurchase Program.

Other
At April 28, 2012, substantially all of our cash and cash equivalents were invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
On October 1, 2007, we froze our noncontributory defined benefit pension plan (the “Pension Plan”). As a result of a lower discount rate and a lower expected rate of return, which is consistent with changes in the the underlying asset allocation of the Pension Plan made in Fiscal 2011, pension expense for Fiscal 2012, excluding any potential settlement charges, is projected to be higher than pension expense in Fiscal 2011, excluding settlement charges. Our Pension Plan is invested in readily liquid investments, primarily debt and equity securities. Any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan in Fiscal 2012.
Critical Accounting Policies
Management has determined that our most critical accounting policies are those related to merchandise inventory valuation, asset impairment, income taxes and stock and incentive-based compensation. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amended ASC 220-10, Comprehensive Income, and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and also requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, Presentation of Comprehensive Income, which indefinitely deferred the requirement of ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  No other requirements of ASU 2011-05 were impacted by ASU 2011-12.  ASU 2011-05, as modified by ASU 2011-12, became effective and was adopted in the first quarter of Fiscal 2012 by presenting separate but consecutive statements. See the Condensed Consolidated Statements of Comprehensive Income for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
AnnTaylor Inc.’s Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of April 28, 2012, we did not hold any investments that did not qualify as cash and cash equivalents.

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
During the first quarter of Fiscal 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information concerning purchases made by the Company of its common stock during the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
January 29, 2012 to February 25, 2012	931,737	$23.63	930,700	$162,095
February 26, 2012 to March 31, 2012	674,025	25.25	530,012	149,084
April 1, 2012 to April 28, 2012	544	28.35	—	149,084
	1,606,306		1,460,712

(1)
Includes 145,594 shares of restricted stock purchased in connection with employee tax withholding obligations under the employee equity compensation plans, which are not purchases under the Company’s publicly announced program.

(2)
On March 8, 2011, our Board of Directors approved a $200 million expansion of our existing securities repurchase program (the “Repurchase Program”) to a total of $600 million. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

We purchased 1,460,712 shares under the Repurchase Program during the first quarter of Fiscal 2012. As of April 28, 2012 and May 18, 2012, the date of this filing, approximately $149.1 million remained available for future repurchases under the Repurchase Program.

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

ANN INC.

Date:	May 18, 2012	By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 18, 2012	By:	/s/ Michael J Nicholson
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