Form 10-Q
period 2012-07-28
ANN INC.
filed 2012-08-17
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2012
Common Stock, $.0068 par value	47,324,330

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Six Months Ended July 28, 2012 and July 30, 2011
(unaudited)

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands, except per share amounts)
Net sales	$594,872	$558,201	$1,155,283	$1,081,829
Cost of sales	262,471	251,400	505,511	475,076
Gross margin	332,401	306,801	649,772	606,753
Selling, general and administrative expenses	279,456	265,125	551,474	519,158
Operating income	52,945	41,676	98,298	87,595
Interest income	101	98	656	333
Interest expense	485	531	820	811
Income before income taxes	52,561	41,243	98,134	87,117
Income tax provision	21,826	16,451	38,667	35,011
Net income	$30,735	$24,792	$59,467	$52,106
Earnings per share:
Basic earnings per share	$0.64	$0.48	$1.23	$0.99

Weighted average shares outstanding	47,571	51,277	47,747	51,679

Diluted earnings per share	$0.63	$0.47	$1.21	$0.97

Weighted average shares outstanding, assuming dilution	48,118	52,161	48,398	52,625
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Quarters and Six Months Ended July 28, 2012 and July 30, 2011
(unaudited)

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)		(in thousands)
Net income	$30,735	$24,792	$59,467	$52,106

Other comprehensive income:
Amortization of net loss included in net periodic pension benefit cost	175	24	350	47
Other comprehensive income, before tax	175	24	350	47
Income tax expense/(benefit) on other comprehensive income items	75	9	155	(30)
Other comprehensive income, net of tax	100	15	195	77
Comprehensive income	$30,835	$24,807	$59,662	$52,183
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
July 28, 2012, January 28, 2012 and July 30, 2011
(unaudited)

	July 28, 2012	January 28, 2012	July 30, 2011
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$132,663	$150,208	$145,178
Accounts receivable	28,074	19,591	29,468
Merchandise inventories	221,634	213,447	213,686
Refundable income taxes	7,765	11,965	26,457
Deferred income taxes	32,122	30,999	25,845
Prepaid expenses and other current assets	65,816	49,107	64,513
Total current assets	488,074	475,317	505,147
Property and equipment, net	374,803	360,890	359,355
Deferred income taxes	29,361	39,134	27,514
Other assets	13,350	12,340	12,348
Total assets	$905,588	$887,681	$904,364
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$97,725	$94,157	$97,501
Accrued salaries and bonus	31,080	16,122	22,094
Current portion of long-term performance compensation	29,750	19,373	17,835
Accrued tenancy	45,258	41,435	43,055
Gift certificates and merchandise credits redeemable	41,518	50,750	38,043
Accrued expenses and other current liabilities	81,293	64,060	70,458
Total current liabilities	326,624	285,897	288,986
Deferred lease costs	158,450	159,435	166,300
Deferred income taxes	1,250	1,320	1,040
Long-term performance compensation, less current portion	20,634	42,122	31,222
Other liabilities	30,455	35,030	22,893
Commitments and contingencies
Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516 shares issued	561	561	561
Additional paid-in capital	811,382	811,707	798,992
Retained earnings	633,724	574,257	539,797
Accumulated other comprehensive loss	(5,123)	(5,318)	(2,301)
Treasury stock, 35,239,186, 33,284,631 and 30,324,921 shares, respectively, at cost	(1,072,369)	(1,017,330)	(943,126)
Total stockholders’ equity	368,175	363,877	393,923
Total liabilities and stockholders’ equity	$905,588	$887,681	$904,364
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended July 28, 2012 and July 30, 2011
(unaudited)

	Six Months Ended
	July 28, 2012	July 30, 2011
	(in thousands)
Operating activities:
Net income	$59,467	$52,106
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	8,425	6,230
Depreciation and amortization	46,365	47,992
Loss on disposal and write-down of property and equipment	1,354	533
Stock-based compensation	7,463	10,702
Non-cash interest and other non-cash items	307	228
Tax benefit from exercise/vesting of stock awards	5,390	6,483
Changes in assets and liabilities:
Accounts receivable	(8,483)	(11,937)
Merchandise inventories	(8,187)	(20,061)
Prepaid expenses and other current assets	(12,113)	(7,146)
Refundable income taxes	4,200	174
Other non-current assets and liabilities, net	1,309	15,227
Accounts payable and accrued expenses	(300)	(30,533)
Net cash provided by operating activities	105,197	69,998
Investing activities:
Purchases of marketable securities	(1,445)	(550)
Sales of marketable securities	17	84
Purchase of intangible asset	(250)	—
Purchases of property and equipment	(59,642)	(61,542)
Net cash used for investing activities	(61,320)	(62,008)
Financing activities:
Proceeds from the issuance of common stock pursuant to the Associate Discount Stock Purchase Plan	1,154	1,189
Proceeds from exercise of stock options	11,080	6,532
Excess tax benefits from stock-based compensation	5,828	7,691
Repurchases of common and restricted stock	(79,086)	(104,921)
Repayments of fixed asset financing and capital lease obligations	(722)	(810)
Change in trade payable program obligation, net	324	863
Net cash used for financing activities	(61,422)	(89,456)
Net decrease in cash	(17,545)	(81,466)
Cash and cash equivalents, beginning of period	150,208	226,644
Cash and cash equivalents, end of period	$132,663	$145,178
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$668	$640
Cash paid during the period for income taxes	$28,311	$22,463
Accrual for purchases of property and equipment	$19,988	$25,890
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

The results of operations for the 2012 interim periods presented in the Condensed Consolidated Financial Statements are not necessarily indicative of results to be expected for Fiscal 2012.

The January 28, 2012 Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheets of ANN INC. (the “Company”) included in its Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. As such, the financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012. The Company believes that the disclosures made are adequate to prevent the financial statements from being misleading.

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
The following tables segregate all financial assets and liabilities of the Company that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement date:

	July 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$5,889	$2,037	$3,852	$—
Total assets	$5,889	$2,037	$3,852	$—

	January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$4,149	$1,309	$2,840	$—
Total assets	$4,149	$1,309	$2,840	$—

	July 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$3,240	$1,073	$2,167	$—
Total assets	$3,240	$1,073	$2,167	$—

(1)
The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives at the vice-president level and above. Certain of the investment assets of the rabbi trust are valued based on quoted market prices, which are considered Level 1 inputs, with the remainder valued based on quoted prices for identical securities in markets that are not active, which are considered Level 2 inputs.

At July 28, 2012, the Company believes that the carrying value of cash and cash equivalents, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

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

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

4. Earnings Per Share (Continued)
The following table presents a reconciliation of basic and diluted earnings per share for the quarters and six months ended July 28, 2012 and July 30, 2011:

	Quarter Ended
	July 28, 2012			July 30, 2011
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$30,735			$24,792
Less net income associated with participating securities	446			421
Basic earnings per share	$30,289	47,571	$0.64	$24,371	51,277	$0.48
Diluted Earnings per Share:
Net income	$30,735			$24,792
Less net income associated with participating securities	441			414
Effect of dilutive securities		547			884
Diluted earnings per share	$30,294	48,118	$0.63	$24,378	52,161	$0.47

	Six Months Ended
	July 28, 2012			July 30, 2011
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$59,467			$52,106
Less net income associated with participating securities	884			881
Basic earnings per share	$58,583	47,747	$1.23	51,225	51,679	$0.99
Diluted Earnings per Share:
Net income	$59,467			$52,106
Less net income associated with participating securities	872			865
Effect of dilutive securities		651			946
Diluted earnings per share	$58,595	48,398	$1.21	$51,241	52,625	$0.97
For the quarter and six months ended July 28, 2012, non-participating securities (stock options) representing 2,220,200 and 2,147,825 shares of common stock, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods. In addition, non-participating securities (performance-based restricted units) representing 12,334 shares of common stock were excluded from the above computation of weighted average shares for diluted earnings per share for the six months ended July 28, 2012, due to the fact that they are contingently issuable securities whose contingency was not met at certain dates during the six months then ended. No such contingently issuable securities were excluded from the computation of weighted average shares for diluted earnings per share for the quarter ended July 28, 2012.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

4. Earnings Per Share (Continued)
For the quarter and six months ended July 30, 2011, non-participating securities (stock options) representing 1,667,283 and 1,691,658 shares of common stock, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods. In addition, non-participating securities (performance-based restricted units) representing 14,125 shares of common stock were excluded from the above computation of weighted average shares for diluted earnings per share for the six months ended July 30, 2011, due to the fact that they are contingently issuable securities whose contingency was not met at certain dates during the six months then ended. No such contingently issuable securities were excluded from the computation of weighted average shares for diluted earnings per share for the quarter ended July 30, 2011.

5.	Equity and Incentive Compensation Plans

Stock Incentive Plans
During the quarter and six months ended July 28, 2012, the Company recognized approximately $4.1 million and $7.5 million, respectively, in total stock-based compensation expense. During the quarter and six months ended July 30, 2011, the Company recognized approximately $4.7 million and $10.7 million, respectively, in total stock-based compensation expense. As of July 28, 2012, there was $9.5 million, $11.1 million, and $1.6 million of unrecognized compensation cost related to unvested stock options, unvested restricted stock awards and unvested restricted unit awards, respectively, which is expected to be recognized over a remaining weighted average vesting period of 2.1 years, 2.1 years and 0.7 years, respectively. Restricted stock award grants, restricted unit award vestings and shares underlying stock option exercises during the six months ended July 28, 2012 were issued out of treasury stock. In addition, restricted stock awards forfeited, as well as shares returned to cover employee tax withholding obligations related to stock option exercises and restricted stock award vestings, were returned to treasury stock.

Stock Options
The following table summarizes stock option activity for the six months ended July 28, 2012:

	Six Months Ended
	July 28, 2012
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	4,498,817	$22.18
Granted (1)	514,750	27.85
Exercised	(827,049)	13.40
Forfeited or expired	(194,885)	27.46
Options outstanding at end of period	3,991,633	$24.47

Vested and exercisable at July 28, 2012	2,822,658	$24.57

Options expected to vest in the future as of July 28, 2012	1,022,530	$24.32

(1)	Options vest annually over a three-year period and expire ten years after the grant date.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5.     Equity and Incentive Compensation Plans (Continued)
The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted as of the grant date. For the quarters and six months ended July 28, 2012 and July 30, 2011, the fair value of options granted was estimated using the following assumptions:

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Expected volatility	—%	56.3%	54.6%	57.1%
Risk-free interest rate	—%	1.6%	0.9%	1.8%
Expected life (years)	—	4.54	4.40	4.54
Dividend yield	—	—	—	—

There were no options granted during the quarter ended July 28, 2012. The weighted average fair value of options granted during the quarter ended July 30, 2011 was $13.08 per share. The weighted average fair value of options granted during the six months ended July 28, 2012 and July 30, 2011 was $12.36 and $13.21 per share, respectively. The Company estimates the volatility of its common stock on the date of grant based on an average of its historical common stock volatility and the implied volatility of publicly traded options on its common stock.

Restricted Stock
The following table summarizes restricted stock activity for the six months ended July 28, 2012:

	Time - Based			Performance - Based
	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Restricted stock awards at January 28, 2012	523,096		$18.40	247,003		$17.13
Granted	302,562	(1)	27.69	146,500	(2)	27.85
Vested	(316,089)		13.98	(81,364)		10.44
Forfeited	(27,087)		25.12	(94,467)		14.90
Restricted stock awards at July 28, 2012	482,482		$26.74	217,672		$27.81

(1)
Of this amount, 257,375 shares vest in equal installments in each of March 2013, 2014 and 2015, 4,000 shares vest in equal installments in each of March 2013 and 2014 and 41,187 shares vest in May 2013.

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

Restricted Units
The following table summarizes restricted unit activity for the six months ended July 28, 2012:

	Time - Based		Performance - Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted unit awards at January 28, 2012	175,353	$19.58	98,670	$19.58
Vested	(86,165)	19.58	(27,871)	19.58
Forfeited	(7,836)	19.58	(21,462)	19.58
Restricted unit awards at July 28, 2012	81,352	$19.58	49,337	$19.58

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5.     Equity and Incentive Compensation Plans (Continued)
Long-Term Performance Compensation
The Company maintains a long-term cash incentive program, the Restricted Cash Program (“RCP”) for vice-presidents and above. During the quarters ended July 28, 2012 and July 30, 2011, the Company recognized $3.3 million and $11.2 million in compensation expense under the RCP, a portion of which results from changes in estimates. During the six months ended July 28, 2012 and July 30, 2011, the Company recognized $8.2 million and $16.8 million in compensation expense under the RCP, a portion of which results from changes in estimates. As of July 28, 2012, there was $35.6 million of unrecognized compensation cost under the RCP, which is expected to be recognized over a remaining weighted average deferral period of 2.3 years.

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
The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $14.1 million, $16.7 million and $15.6 million as of July 28, 2012, January 28, 2012 and July 30, 2011, respectively, leaving a remaining available balance for loans and letters of credit of $172.6 million, $146.4 million and $167.1 million, respectively. There were no borrowings outstanding under the Credit Facility at July 28, 2012, January 28, 2012, July 30, 2011 or August 17, 2012, the date of this filing.
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

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

7.	Employee Benefits
The following table summarizes the components of net periodic pension cost for the Company:

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)		(in thousands)
Net periodic pension cost:
Interest cost	$438	$416	$875	$832
Expected return on plan assets	(378)	(428)	(755)	(856)
Amortization of actuarial loss	175	24	350	48
Net periodic pension cost	$235	$12	$470	$24
The Company froze its noncontributory defined benefit pension plan in October 2007. The Company was not required to make and did not make any contributions to its pension plan during the quarters or six months ended July 28, 2012 and July 30, 2011.

8.	Securities Repurchase Program
On March 8, 2011, the Company’s Board of Directors approved a $200 million expansion of the Company’s existing securities repurchase program (the “Repurchase Program”), bringing the total authorized under the Repurchase Program to $600 million. The Repurchase Program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by the Company’s Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. Pursuant to the Repurchase Program, the Company repurchased 1.6 million shares and 3.1 million shares of its common stock through open market purchases during the quarter and six months ended July 28, 2012, respectively, at a cost of $40.0 million and $75.0 million, respectively. During the six months ended July 30, 2011, the Company repurchased 4.2 million shares of its common stock through open market purchases at a cost of $100.0 million. There were no repurchases made under the Repurchase Program during the quarter ended July 30, 2011. As of July 28, 2012 and August 17, 2012, the date of this filing, approximately $109.1 million remained available for share repurchases under the Repurchase Program.

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
Ann Taylor is an aspirational luxury brand that offers modern style while remaining true to its legacy as a destination for every generation of working women, with timeless wear-now and wear-to-work fashion of impeccable quality at compelling prices. LOFT provides versatile, accessible and affordable fashion that delivers feminine appeal, special and unexpected details, and a flattering fit, making our clients' style aspirations attainable.
Our Ann Taylor and LOFT brands offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a strategy to provide modern styles that are versatile across all occasions and needs. We also offer updated past season best sellers from the Ann Taylor and LOFT merchandise collections at our Ann Taylor Factory and LOFT Outlet stores, respectively. In addition to our stores, our clients can shop online at www.anntaylor.com and www.LOFT.com (together, our “Online Stores”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444. As of July 28, 2012, we operated 962 stores in 46 states, the District of Columbia and Puerto Rico.
Management Overview
Our Fiscal 2012 second quarter results reflect the benefit of strong top-line acceleration at our Ann Taylor brand, continued momentum at LOFT, strong gross margin rate performance at both brands and increased fixed cost leverage. Total net sales were up 6.6%, to $594.9 million, reflecting the impact of positive comparable sales results across all channels, compelling product and a value proposition that resonated with our clients at both our Ann Taylor and LOFT brands. As a result, we were able to take a more disciplined approach to promotional activity, running fewer full-store promotions and more category-specific and targeted promotions as compared to the second quarter of Fiscal 2011. These factors contributed to our strong gross margin rate performance of 55.9%, a record for a second quarter period. In addition, our continued efforts to aggressively manage costs, combined with the impact of higher net sales, resulted in a 50 basis-point decrease in selling, general and administrative costs as a percent of net sales. This contributed to net income of $30.7 million and diluted earnings per share of $0.63, a record for a second quarter period.
At the Ann Taylor brand, total comparable sales were up 5.6%, reflecting increases of 3.2% in the Ann Taylor stores channel, 29.0% in the Ann Taylor e-commerce channel and 2.1% at Ann Taylor Factory. At the Ann Taylor stores channel, we experienced a return to positive comparable sales results, with positive comparable sales every month of the quarter, driven by the successful execution of our product, pricing and promotional strategies. At anntaylor.com, our top-line results benefited from increased traffic, higher average order values and strong client response to our online exclusives. Ann Taylor Factory marked its eleventh consecutive quarter of positive comparable sales, driven by higher conversion. Looking ahead to the back half of Fiscal 2012, we plan to further evolve our merchandise offering to include a greater breadth of the assortment at opening price points. In addition, at Ann Taylor stores, we are expanding availability of the full breadth of our assortment to every store in the chain.
The LOFT brand achieved strong results during the second quarter of Fiscal 2012, building on its strong momentum by continuing to deliver feminine, casual, high-quality fashion at great value. LOFT's merchandise assortments were well-received across all categories and all channels of the brand, resulting in an overall comparable sales increase of 4.2%. By channel, LOFT stores delivered a 4.1% comparable sales increase, driven by compelling fashion and balanced merchandise assortments. Strong merchandise offerings also drove comparable sales performance at LOFT.com and LOFT Outlet, which saw comparable sales increases of 14.6% and 0.3%, respectively. At LOFT.com, traffic was up significantly throughout the quarter, however, our top-line results were impacted by constrained inventory levels during July. At LOFT Outlet, inventory levels were also constrained, which impacted the channel's top-line results, but contributed to higher levels of full-price sell-through and strong gross margin rate performance. We believe the LOFT brand is positioned to build on its momentum and expand its appeal to an even broader base of women to continue to drive profitable growth.
Throughout the second quarter, we continued to further our real estate strategy at both brands to optimize store productivity and enhance the presence of our brands. To this end, we opened three Ann Taylor stores in our new store format and one Ann Taylor Factory store. We also opened seven LOFT stores, continuing to execute on that brand's small- and mid-market growth strategy, and opened six new LOFT Outlet stores. We also closed two LOFT stores, and ended the quarter with 962 stores.

For the full year of fiscal 2012, we expect to open or downsize a total of 40 Ann Taylor stores in our highly productive and profitable new concept format. Together with the existing new concept stores, these stores will represent nearly one-third of the Ann Taylor store fleet by the end of the fiscal year. In addition, we plan to enhance an additional 100 Ann Taylor stores with a “capital light” refresh during the third quarter, capturing the look and feel of our new format stores in order to expand the brand's aspirational aesthetic across the fleet. In addition, we expect to open three Ann Taylor Factory stores. At LOFT, we plan to open approximately 25 LOFT stores and 20 LOFT Outlet stores during Fiscal 2012.
The Company remained committed to enhancing shareholder value and maintaining a healthy balance sheet and cash position. During the second quarter of Fiscal 2012, we repurchased approximately 1.6 million shares of our common stock at a cost of $40 million, and closed the quarter with $133 million in cash and no bank debt. We also continued to closely manage our inventory levels and ended the quarter with total inventory per square foot, excluding e-commerce, up 2% from the comparable period last year.
Overall, our businesses experienced significant growth in net sales, comparable sales, net income and diluted earnings per share during the second quarter of Fiscal 2012 as compared to the prior year.  Ann Taylor and LOFT both demonstrated strong product acceptance in the second quarter, driven by the successful delivery of compelling fashion, excellent quality, outstanding value and an engaging shopping experience, both in store and online. Looking ahead to the back half of Fiscal 2012, we expect to continue to build our momentum at both brands, while also launching our multi-channel initiative and entering the Canadian market with our first Ann Taylor and LOFT store openings in Toronto.
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

Results of Operations
The following table sets forth data from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.1%	45.0%	43.8%	43.9%
Gross margin	55.9%	55.0%	56.2%	56.1%
Selling, general and administrative expenses	47.0%	47.5%	47.7%	48.0%
Operating income	8.9%	7.5%	8.5%	8.1%
Interest income	—%	—%	0.1%	—%
Interest expense	0.1%	0.1%	0.1%	0.1%
Income before income taxes	8.8%	7.4%	8.5%	8.0%
Income tax provision	3.7%	2.9%	3.3%	3.2%
Net income	5.1%	4.5%	5.2%	4.8%
The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period:

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	6.6%	15.5%	6.8%	12.7%
Operating income	27.0%	39.4%	12.2%	27.7%
Net income	24.0%	33.2%	14.1%	26.4%

Sales and Store Data
The following table sets forth certain brand sales and store data:

	Quarter Ended
	July 28, 2012		July 30, 2011
	Sales	Comp %	Sales	Comp %
Sales and Comps	($ in thousands)
Ann Taylor brand
Ann Taylor Stores	$122,593	3.2%	$117,297	0.6%
Ann Taylor e-commerce	29,096	29.0%	22,597	32.0%
Subtotal	151,689	7.8%	139,894	4.7%
Ann Taylor Factory	81,586	2.1%	78,003	6.5%
Total Ann Taylor brand	$233,275	5.6%	$217,897	5.3%
LOFT brand
LOFT Stores	$272,989	4.1%	$260,475	8.6%
LOFT e-commerce	27,500	14.6%	23,867	33.5%
Subtotal	300,489	5.0%	284,342	10.3%
LOFT Outlet	61,108	0.3%	55,962	23.7%
Total LOFT brand	$361,597	4.2%	$340,304	11.0%
Total Company	$594,872	4.7%	$558,201	8.6%

Sales and Store Data (Continued)

	Six Months Ended
	July 28, 2012		July 30, 2011
	Sales	Comp %	Sales	Comp %
Sales and Comps	($ in thousands)
Ann Taylor brand
Ann Taylor Stores	$232,190	(6.6)%	$242,676	7.0%
Ann Taylor e-commerce	61,710	18.0%	52,058	38.1%
Subtotal	293,900	(1.9)%	294,734	11.5%
Ann Taylor Factory	151,751	1.5%	146,038	7.8%
Total Ann Taylor brand	$445,651	(0.8)%	$440,772	10.2%
LOFT brand
LOFT Stores	$535,377	6.9%	$499,574	3.8%
LOFT e-commerce	63,986	22.4%	52,160	33.1%
Subtotal	599,363	8.4%	551,734	6.0%
LOFT Outlet	110,269	2.5%	89,323	20.0%
Total LOFT brand	$709,632	7.5%	$641,057	6.7%
Total Company	$1,155,283	4.3%	$1,081,829	8.2%

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Sales Related Metrics
Average Dollars Per Transaction ("DPT")
Ann Taylor brand	$76.50	$73.34	$79.44	$80.59
LOFT brand	58.16	59.09	62.59	62.62
Average Units Per Transaction ("UPT")
Ann Taylor brand	2.37	2.40	2.36	2.42
LOFT brand	2.64	2.68	2.66	2.64
Average Unit Retail ("AUR")
Ann Taylor brand	$32.28	$30.56	$33.66	$33.30
LOFT brand	22.03	22.05	23.53	23.72
Net Sales Per Average Gross Square Foot (1)
Ann Taylor Stores	$86	$81	$162	$167
Ann Taylor Factory	118	114	220	215
LOFT Stores	94	89	185	171
LOFT Outlet	113	116	208	221

(1)
Net sales per average gross square foot is determined by dividing net sales for the period by the average monthly gross square footage for the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space. Sales from our Online Stores are excluded from the net sales per average gross square foot calculations.

Sales and Store Data (Continued)

	Quarter Ended
	July 28, 2012		July 30, 2011
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Ann Taylor brand
Ann Taylor Stores	277	1,419	272	1,446
Ann Taylor Factory	100	691	97	691
Total Ann Taylor brand	377	2,110	369	2,137
LOFT brand
LOFT Stores	505	2,929	501	2,920
LOFT Outlet	80	555	72	506
Total LOFT brand	585	3,484	573	3,426
Total Company	962	5,594	942	5,563
Number Of:
Stores open at beginning of period	947	5,524	923	5,494
New stores (1)	17	97	24	132
Downsized/expanded stores (2)	—	(16)	—	(36)
Closed stores	(2)	(11)	(5)	(27)
Stores open at end of period	962	5,594	942	5,563

	Six Months Ended
	July 28, 2012		July 30, 2011
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Number Of:
Stores open at beginning of period	953	5,584	896	5,284
New stores (3)	24	133	56	376
Downsized/expanded stores (4)	—	(41)	—	(40)
Closed stores	(15)	(82)	(10)	(57)
Stores open at end of period	962	5,594	942	5,563

(1)
During the quarter ended July 28, 2012, we opened three new Ann Taylor stores, one new Ann Taylor Factory store, seven new LOFT stores, and six new LOFT Outlet stores. During the quarter ended July 30, 2011, we opened seven new Ann Taylor stores, one new Ann Taylor Factory store, five new LOFT stores and 11 new LOFT Outlet stores.

(2)
During the quarter ended July 28, 2012, we downsized six Ann Taylor stores and one Ann Taylor Factory store and expanded one Ann Taylor store. During the quarter ended July 30, 2011, we downsized six Ann Taylor stores and two Ann Taylor Factory stores.

(3)
During the six months ended July 28, 2012, we opened five new Ann Taylor stores, one new Ann Taylor Factory store, 11 new LOFT stores, and seven new LOFT Outlet stores. During the six months ended July 30, 2011, we opened seven new Ann Taylor stores, five new Ann Taylor Factory stores, eight new LOFT stores and 36 new LOFT Outlet stores.

(4)
During the six months ended July 28, 2012, we downsized nine Ann Taylor stores, four Ann Taylor Factory stores, one LOFT store and one LOFT Outlet store and expanded one Ann Taylor store. During the six months ended July 30, 2011, we downsized seven Ann Taylor stores and two Ann Taylor Factory stores.

Net sales during the quarter and six months ended July 28, 2012 increased 6.6% and 6.8%, respectively, over the comparable 2011 periods, with comparable sales up 4.7% and 4.3%, respectively. These results built on our first quarter momentum, and were on top of the 8.6% and 8.2% comparable sales gains achieved during the quarter and six months ended July 30, 2011. Overall, full-price sell-through at the Ann Taylor stores channel increased significantly during the second quarter of Fiscal 2012, and both brands experienced positive comparable sales results in all channels during the quarter.
By brand, Ann Taylor's net sales increased $15.4 million, or 7.1%, and $4.9 million or 1.1%, during the quarter and six months ended July 28, 2012, respectively. Comparable sales were up 5.6% for the quarter and down 0.8% for the six-month period. At Ann Taylor stores, our second quarter results benefited from merchandise assortments that offered a much higher penetration of color and a greater investment in key categories, such as dresses, skirts and tops. In addition, we were very encouraged by client response to the brand's new pricing strategy, which offered an expanded selection of merchandise at opening price points. These factors, combined with our more targeted promotional strategy, drove higher AURs and a much healthier full-price business at Ann Taylor stores, which contributed to a 3.2% increase in comparable sales. Ann Taylor's e-commerce business achieved another quarter of significant top-line growth, with comparable sales up 29.0%, driven by a double-digit increase in traffic and higher conversion. Ann Taylor Factory also delivered a 2.1% increase in comparable sales, primarily driven by higher conversion.
At the LOFT brand, net sales increased $21.3 million, or 6.3%, and $68.6 million or 10.7%, for the quarter and six months ended July 28, 2012, respectively, with comparable sales increasing 4.2% and 7.5%, respectively. LOFT's overall top-line performance was driven by increases in traffic and conversion. At LOFT stores, clients responded positively to the brand's entire merchandise assortment, with all regions delivering strong top-line results, contributing to a 4.1% increase in comparable sales for the quarter. The brand's e-commerce channel also experienced a 14.6% increase in comparable sales during the second quarter, driven by higher traffic and conversion. LOFT Outlet also experienced growth this quarter, with comparable sales up 0.3%, the twelfth consecutive quarter of comparable sales growth in this channel, driven by increased conversion.

Cost of Sales and Gross Margin
The following table presents cost of sales and gross margin in dollars and as a percentage of net sales:

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(dollars in thousands)
Cost of sales	$262,471	$251,400	$505,511	$475,076
Gross margin	$332,401	$306,801	$649,772	$606,753
Percentage of net sales	55.9%	55.0%	56.2%	56.1%

Gross margin, as a percentage of net sales, increased to 55.9% and 56.2% for the quarter and six months ended July 28, 2012, respectively, as compared to 55.0% and 56.1%, respectively, in the comparable 2011 periods. The year-over-year increase in gross margin rate performance for both periods was primarily due to increased full-price sell-through in the Ann Taylor stores channel resulting from strong client response to the brand's merchandise offerings and a more targeted approach to promotional activity.

Selling, General and Administrative Expenses
The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales:

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(dollars in thousands)
Selling, general and administrative expenses	$279,456	$265,125	$551,474	$519,158
Percentage of net sales	47.0%	47.5%	47.7%	48.0%

The increase in selling, general and administrative expenses for the quarter and six months ended July 28, 2012 as compared to the comparable 2011 periods was primarily due to higher payroll and occupancy costs related to our year-over-year store growth, an increase in variable costs related to higher net sales and other expenses supporting the expansion of our business. As a percentage of net sales, selling, general and administrative expenses decreased for both the quarter and six-month period ended July 28, 2012 as compared to the comparable 2011 periods, primarily due to fixed cost leveraging resulting from higher net sales, partially offset by increases in expenses associated with our year-over-year store growth and other expenses supporting the expansion of our business.

Income Taxes
The following table presents our income tax provision and effective income tax rate:

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(dollars in thousands)
Income tax provision	$21,826	$16,451	38,667	35,011
Effective income tax rate	41.5%	39.9%	39.4%	40.2%

The increase in our effective income tax rate for the quarter ended July 28, 2012 over the comparable 2011 period was primarily due to changes in the mix of earnings in various state taxing jurisdictions and certain other discrete items.

The decrease in our effective income tax rate for the six months ended July 28, 2012 over the comparable 2011 period was primarily due to tax positions that were considered effectively settled during the first quarter of Fiscal 2012 and certain other discrete items. We expect our full year tax rate to be approximately 40%.
Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. The following table sets forth certain measures of our liquidity:

	July 28, 2012	January 28, 2012	July 30, 2011
	(dollars in thousands)
Working capital	$161,450	$189,420	$216,161
Current ratio	1.49:1	1.66:1	1.75:1
Operating Activities
Cash provided by operating activities was $105.2 million for the six months ended July 28, 2012, compared with $70.0 million for the six months ended July 30, 2011. The year-over-year increase is primarily the result of higher net income adjusted for non-cash expenses, a year-over-year reduction in short-term incentive payments and net working capital items, primarily accounts payable, accounts receivable and inventory.

Merchandise inventories increased approximately $7.9 million, or 3.7%, at July 28, 2012 compared to July 30, 2011. On a per-square-foot basis, excluding e-commerce, merchandise inventories increased approximately 2% over the prior year period.

Investing Activities
Cash used for investing activities was $61.3 million for the six months ended July 28, 2012, compared with $62.0 million for the six months ended July 30, 2011. Cash used for investing activities was primarily driven by capital expenditures related to our store expansion and refurbishment projects during the periods.
Financing Activities
Cash used for financing activities was $61.4 million for the six months ended July 28, 2012, compared with $89.5 million for the six months ended July 30, 2011. Cash used for financing activities was primarily for the repurchase of $75.0 million of our common stock during the six months ended July 28, 2012 and $100.0 million during the six months ended July 30, 2011 under our share repurchase program, partially offset by the impact of excess tax benefits related to stock-based compensation and cash inflows related to exercise of options during each of the periods.

On April 23, 2008, our wholly-owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (the “Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. On February 28, 2012, we amended the Credit Facility to make certain technical, non-substantive modifications. The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. The remaining available balance for loans and letters of credit was $172.6 million, $146.4 million and $167.1 million as of July 28, 2012, January 28, 2012 and July 30, 2011, respectively.
On March 8, 2011, our Board of Directors approved a $200 million expansion of our existing securities repurchase program (the “Repurchase Program”), bringing the total authorized under the Repurchase Program to $600 million. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. Pursuant to the Repurchase Program, we repurchased 1.6 million shares and 3.1 million shares of our common stock through open market purchases during the quarter and six months ended July 28, 2012, respectively, at a cost of $40.0 million and $75.0 million, respectively. During the six months ended July 30, 2011, we repurchased 4.2 million shares of our common stock through open market purchases at a cost of $100.0 million. There were no repurchases made under the Repurchase Program during the quarter ended July 30, 2011. As of July 28, 2012 and August 17, 2012, the date of this filing, approximately $109.1 million remained available for share repurchases under the Repurchase Program.

Other
At July 28, 2012, substantially all of our cash and cash equivalents were invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
On October 1, 2007, we froze our noncontributory defined benefit pension plan (the “Pension Plan”). As a result of a lower discount rate and a lower expected rate of return, which is consistent with changes in the underlying asset allocation of the Pension Plan made in Fiscal 2011, pension expense for Fiscal 2012, excluding any potential settlement charges, is projected to be higher than pension expense in Fiscal 2011, excluding settlement charges. Our Pension Plan is invested in readily liquid investments, primarily debt and equity securities. Any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan in Fiscal 2012.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on the Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes, including assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Management has determined that our most critical accounting estimates are those related to merchandise inventory valuation, asset impairment, income taxes and stock and incentive-based compensation. Actual results in these areas could differ from management’s estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes in the information concerning our critical accounting estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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
AnnTaylor Inc.’s Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of July 28, 2012, we did not hold any investments that did not qualify as cash and cash equivalents.

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
During the second quarter of Fiscal 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information concerning purchases made by the Company of its common stock during the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
April 29, 2012 to May 26, 2012	1,047	$27.97	—	$149,084
May 27, 2012 to June 30, 2012	1,556,072	24.69	1,555,600	110,674
July 1, 2012 to July 28, 2012	65,726	24.44	65,118	109,084
	1,622,845		1,620,718

(1)
Includes 2,127 shares of restricted stock purchased in connection with employee tax withholding obligations under the employee equity compensation plans, which are not purchases under the Company’s publicly announced program.

(2)
On March 8, 2011, our Board of Directors approved a $200 million expansion of our existing securities repurchase program (the “Repurchase Program”) to a total of $600 million. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. We purchased 1,620,718 shares under the Repurchase Program during the second quarter of Fiscal 2012 and 3,081,430 shares during the first six months of Fiscal 2012. As of July 28, 2012 and August 17, 2012, the date of this filing, approximately $109.1 million remained available for future repurchases under the Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description

10.1*†	Amended and Restated ANN INC. Management Performance Compensation Plan.

10.2*†	Summary of Compensation Arrangements for Non-Employee Directors

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.

°	Furnished electronically herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANN INC.

Date:	August 17, 2012	By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 17, 2012	By:	/s/ Michael J. Nicholson
Michael J. Nicholson
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1*†	Amended and Restated ANN INC. Management Performance Compensation Plan.

10.2*†	Summary of Compensation Arrangements for Non-Employee Directors

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.

°	Furnished electronically herewith.

†	Management contract or compensatory plan or arrangement.