Form 10-Q
period 2012-10-27
ANN INC.
filed 2012-11-28
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2012
Common Stock, $.0068 par value	48,370,976

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Nine Months Ended October 27, 2012 and October 29, 2011
(unaudited)

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands, except per share amounts)
Net sales	$612,548	$564,003	$1,767,831	$1,645,832
Cost of sales	258,149	239,763	763,660	714,839
Gross margin	354,399	324,240	1,004,171	930,993
Selling, general and administrative expenses	287,480	269,498	838,954	788,656
Operating income	66,919	54,742	165,217	142,337
Interest income	398	97	1,054	430
Interest expense	389	541	1,209	1,352
Other non-operating expense	(24)	—	(24)	—
Income before income taxes	66,904	54,298	165,038	141,415
Income tax provision	26,156	22,018	64,823	57,029
Net income	$40,748	$32,280	$100,215	$84,386
Earnings per share:
Basic earnings per share	$0.85	$0.62	$2.07	$1.61

Weighted average shares outstanding	47,422	51,389	47,638	51,583

Diluted earnings per share	$0.84	$0.61	$2.05	$1.58

Weighted average shares outstanding, assuming dilution	47,973	52,072	48,256	52,441
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Quarters and Nine Months Ended October 27, 2012 and October 29, 2011
(unaudited)

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)		(in thousands)
Net income	$40,748	$32,280	$100,215	$84,386

Other comprehensive income:
Foreign currency translation adjustment	12	—	12	—
Net change in employee benefit plans:
Pension settlement charge	290	—	290	—
Amortization of net actuarial loss	175	24	525	72
Other comprehensive income, before tax	477	24	827	72
Income tax expense (benefit) on other comprehensive income items	170	7	325	(22)
Other comprehensive income, net of tax	307	17	502	94
Comprehensive income	$41,055	$32,297	$100,717	$84,480
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
October 27, 2012, January 28, 2012 and October 29, 2011
(unaudited)

	October 27, 2012	January 28, 2012	October 29, 2011
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$166,532	$150,208	$139,590
Accounts receivable	30,873	19,591	31,132
Merchandise inventories	270,385	213,447	278,174
Refundable income taxes	10,179	11,965	25,953
Deferred income taxes	34,933	30,999	29,742
Prepaid expenses and other current assets	66,611	49,107	56,367
Total current assets	579,513	475,317	560,958
Property and equipment, net	412,626	360,890	363,901
Deferred income taxes	17,027	39,134	25,117
Other assets	15,073	12,340	12,447
Total assets	$1,024,239	$887,681	$962,423
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$120,303	$94,157	$107,499
Accrued salaries and bonus	25,862	16,122	15,094
Current portion of long-term performance compensation	32,069	19,373	19,383
Accrued tenancy	46,419	41,435	41,938
Gift certificates and merchandise credits redeemable	34,147	50,750	37,643
Accrued expenses and other current liabilities	101,071	64,060	79,966
Total current liabilities	359,871	285,897	301,523
Deferred lease costs	162,092	159,435	164,558
Deferred income taxes	402	1,320	575
Long-term performance compensation, less current portion	24,777	42,122	36,484
Other liabilities	28,669	35,030	23,215
Commitments and contingencies
Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516 shares issued	561	561	561
Additional paid-in capital	828,054	811,707	806,837
Retained earnings	674,473	574,257	572,077
Accumulated other comprehensive loss	(4,816)	(5,318)	(2,284)
Treasury stock, 34,192,540; 33,284,631 and 30,190,855 shares, respectively, at cost	(1,049,844)	(1,017,330)	(941,123)
Total stockholders’ equity	448,428	363,877	436,068
Total liabilities and stockholders’ equity	$1,024,239	$887,681	$962,423
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 27, 2012 and October 29, 2011
(unaudited)

	Nine Months Ended
	October 27, 2012	October 29, 2011
	(in thousands)
Operating activities:
Net income	$100,215	$84,386
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	17,232	4,258
Depreciation and amortization	70,659	71,688
Loss on disposal and write-down of property and equipment	2,358	782
Stock-based compensation	12,324	17,009
Non-cash interest and other non-cash items	357	364
Tax benefit from exercise/vesting of stock awards	8,788	8,242
Changes in assets and liabilities:
Accounts receivable	(11,693)	(13,601)
Merchandise inventories	(56,938)	(84,549)
Prepaid expenses and other current assets	(12,860)	1,206
Refundable income taxes	1,786	678
Other non-current assets and liabilities, net	7,422	19,611
Accounts payable and accrued expenses	20,299	(12,428)
Net cash provided by operating activities	159,949	97,646
Investing activities:
Purchases of marketable securities	(1,901)	(1,145)
Sales of marketable securities	158	84
Purchases of property and equipment	(111,185)	(96,292)
Other, net	(649)	—
Net cash used for investing activities	(113,577)	(97,353)
Financing activities:
Proceeds from the issuance of common stock pursuant to the Associate Discount Stock Purchase Plan	1,602	1,707
Proceeds from exercise of stock options	34,309	7,984
Excess tax benefits from stock-based compensation	11,925	8,113
Repurchases of common and restricted stock	(79,123)	(105,109)
Repayments of fixed asset financing and capital lease obligations	(1,089)	(1,157)
Change in trade payable program obligation, net	2,357	1,115
Net cash used for financing activities	(30,019)	(87,347)
Effect of exchange rate changes on cash and cash equivalents	(29)	—
Net increase (decrease) in cash	16,324	(87,054)
Cash and cash equivalents, beginning of period	150,208	226,644
Cash and cash equivalents, end of period	$166,532	$139,590
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$951	$1,092
Cash paid during the period for income taxes	$37,683	$32,797
Accrual for purchases of property and equipment	$31,566	$19,631
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

2.	Summary of Significant Accounting Policies

The items listed below should be read in conjunction with the Summary of Significant Accounting Policies included in Note 1 to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Foreign Currency Translation
Balance sheet accounts of our Canadian operations, which commenced during the third quarter of Fiscal 2012, are translated at the exchange rate in effect at the end of each period while statement of operations accounts are translated using the weighted average of the prevailing exchange rates during such period. Gains or losses resulting from foreign currency transactions are included in the Condensed Consolidated Statements of Operations under the caption "Other non-operating expense," whereas, translation adjustments are reflected in the Condensed Consolidated Statements of Comprehensive Income under the caption "Foreign currency translation adjustment."

Gift Cards and Merchandise Credits
 Gift cards and merchandise credits issued by the Company do not have expiration dates and the Company honors all gift cards and merchandise credits presented by clients regardless of the length of time that passes from issuance to redemption.  The Company records a liability for unredeemed gift cards and merchandise credits at the time gift cards are sold or merchandise credits are issued.  The Company recognizes revenue and relieves the corresponding gift card and/or merchandise credit liability when the cards are redeemed by clients.
In cases where the Company has determined that it has a legal obligation to remit the value of unredeemed gift cards and merchandise credits to any state, the value of these cards is escheated to the appropriate state in accordance with the state's unclaimed property laws.  In certain jurisdictions, the Company is permitted to retain a portion of the escheated value of unredeemed gift cards and merchandise credits, which is recorded in Net sales, and is immaterial.
During the third quarter of Fiscal 2012, the Company recognized $6.2 million in revenue for a portion of the unredeemed value of gift cards and merchandise credits where the Company has determined that, under applicable state unclaimed property laws, there is no legal obligation to escheat these amounts to such states and the likelihood of redemption is considered remote.  The third quarter of Fiscal 2012 is the first period during which the Company recognized gift card and merchandise credit “breakage,” and therefore includes the breakage income related to gift cards sold and merchandise credits issued since inception of these programs.  Such gift card and merchandise credit “breakage” is estimated based upon an analysis of actual historical redemption patterns and is included in Net sales.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amended ASC 220-10, Comprehensive Income, and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and also requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, Presentation of Comprehensive Income, which indefinitely deferred the requirement of ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  No other requirements of ASU 2011-05 were impacted by ASU 2011-12.  ASU 2011-05, as modified by ASU 2011-12, became effective and was adopted by the Company in the first quarter of Fiscal 2012 by presenting separate but consecutive statements. See the Condensed Consolidated Statements of Comprehensive Income.
In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, that amended the provisions of ASC Topic 350, Intangibles - Goodwill and Other to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will consider the requirements of ASU 2012-02 when conducting the annual impairment test of its Ann Taylor mark.

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
The following tables segregate all financial assets and liabilities of the Company that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement date:

	October 27, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$6,463	$2,578	$3,885	$—
Total assets	$6,463	$2,578	$3,885	$—

	January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$4,149	$1,309	$2,840	$—
Total assets	$4,149	$1,309	$2,840	$—

	October 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$3,796	$1,123	$2,673	$—
Total assets	$3,796	$1,123	$2,673	$—

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

At October 27, 2012, the Company believes that the carrying value of cash and cash equivalents, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

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
The following table presents a reconciliation of basic and diluted earnings per share for the quarters and nine months ended October 27, 2012 and October 29, 2011:

	Quarter Ended
	October 27, 2012			October 29, 2011
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$40,748			$32,280
Less net income associated with participating securities	562			544
Basic earnings per share	$40,186	47,422	$0.85	$31,736	51,389	$0.62
Diluted Earnings per Share:
Net income	$40,748			$32,280
Less net income associated with participating securities	555			537
Effect of dilutive securities		551			683
Diluted earnings per share	$40,193	47,973	$0.84	$31,743	52,072	$0.61

	Nine Months Ended
	October 27, 2012			October 29, 2011
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$100,215			$84,386
Less net income associated with participating securities	1,454			1,425
Basic earnings per share	$98,761	47,638	$2.07	82,961	51,583	$1.61
Diluted Earnings per Share:
Net income	$100,215			$84,386
Less net income associated with participating securities	1,436			1,402
Effect of dilutive securities		618			858
Diluted earnings per share	$98,779	48,256	$2.05	$82,984	52,441	$1.58

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

4.	Earnings Per Share (Continued)
For the quarter and nine months ended October 27, 2012, non-participating securities (stock options) representing 616,175 and 1,637,275 shares of common stock, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods. In addition, non-participating securities (performance-based restricted units) representing 23,003 shares and 15,890 shares of common stock were excluded from the above computation of weighted average shares for diluted earnings per share for the quarter and nine months ended October 27, 2012, respectively, due to the fact that they are contingently issuable securities whose contingency was not met at certain dates during the periods then ended.
For the quarter and nine months ended October 29, 2011, non-participating securities (stock options) representing 2,570,642 and 1,984,653 shares of common stock, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods. In addition, non-participating securities (performance-based restricted units) representing 28,250 shares and 18,833 shares of common stock were excluded from the above computation of weighted average shares for diluted earnings per share for the quarter and nine months ended October 29, 2011, respectively, due to the fact that they are contingently issuable securities whose contingency was not met at certain dates during the periods then ended.

5.	Equity and Incentive Compensation Plans

Stock Incentive Plans
During the quarter and nine months ended October 27, 2012, the Company recognized approximately $4.8 million and $12.3 million, respectively, in stock-based compensation expense. During the quarter and nine months ended October 29, 2011, the Company recognized approximately $6.3 million and $17.0 million, respectively, in stock-based compensation expense. As of October 27, 2012, there was $8.0 million, $10.6 million, and $1.7 million of unrecognized compensation cost related to unvested stock options, unvested restricted stock awards and unvested restricted unit awards, respectively, which is expected to be recognized over a remaining weighted average vesting period of 2.0 years, 1.7 years and 0.4 years, respectively. Restricted stock award grants, restricted unit award vestings and shares underlying stock option exercises during the nine months ended October 27, 2012 were issued out of treasury stock. In addition, restricted stock awards forfeited, as well as shares returned to cover employee tax withholding obligations related to stock option exercises and restricted stock award vestings, were returned to treasury stock.

Stock Options
The following table summarizes stock option activity for the nine months ended October 27, 2012:

	Nine Months Ended
	October 27, 2012
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	4,498,817	$22.18
Granted (1)	524,750	28.05
Exercised	(1,890,340)	18.15
Forfeited or expired	(303,266)	26.95
Options outstanding at end of period	2,829,961	$25.45

Vested and exercisable at October 27, 2012	1,890,259	$25.20

Options expected to vest in the future as of October 27, 2012	816,906	$26.06

(1)	Options vest annually over a three-year period and expire ten years after the grant date.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5.	Equity and Incentive Compensation Plans (Continued)
The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted as of the grant date. For the quarters and nine months ended October 27, 2012 and October 29, 2011, the fair value of options granted was estimated using the following assumptions:

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Expected volatility	53.4%	—%	54.6%	57.1%
Risk-free interest rate	0.6%	—%	0.9%	1.8%
Expected life (years)	4.4	—	4.4	4.54
Dividend yield	—	—	—	—

The weighted average fair value of options granted during the quarter ended October 27, 2012 was $16.60 per share. There were no options granted during the quarter ended October 29, 2011. The weighted average fair value of options granted during the nine months ended October 27, 2012 and October 29, 2011 was $12.44 and $13.21 per share, respectively. The Company estimates the volatility of its common stock on the date of grant based on an average of its historical common stock volatility and the implied volatility of publicly traded options on its common stock.

Restricted Stock
The following table summarizes restricted stock activity for the nine months ended October 27, 2012:

	Time - Based			Performance - Based
	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Restricted stock awards at January 28, 2012	523,096		$18.40	247,003		$17.13
Granted	307,562	(1)	27.87	146,500	(2)	27.85
Vested	(319,339)		14.07	(81,364)		10.44
Forfeited	(54,256)		26.24	(108,468)		16.57
Restricted stock awards at October 27, 2012	457,063		$26.87	203,671		$27.82

(1)
Of this amount, 257,375 shares vest in equal installments in each of March 2013, 2014 and 2015, 5,000 shares vest in equal installments in each of September 2013, 2014 and 2015, 4,000 shares vest in equal installments in each of March 2013 and 2014 and 41,187 shares vest in May 2013.

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

Restricted Units
The following table summarizes restricted unit activity for the nine months ended October 27, 2012:

	Time - Based		Performance - Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted unit awards at January 28, 2012	175,353	$19.58	98,670	$19.58
Vested	(86,165)	19.58	(27,871)	19.58
Forfeited	(14,172)	19.58	(24,796)	19.58
Restricted unit awards at October 27, 2012	75,016	$19.58	46,003	$19.58

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5.	Equity and Incentive Compensation Plans (Continued)
Long-Term Performance Compensation
The Company maintains a long-term cash incentive program, the Restricted Cash Program (“RCP”) for vice-presidents and above. During the quarters ended October 27, 2012 and October 29, 2011, the Company recognized $6.5 million and $6.8 million in compensation expense under the RCP, a portion of which results from changes in estimates. During the nine months ended October 27, 2012 and October 29, 2011, the Company recognized $14.7 million and $23.6 million in compensation expense under the RCP, a portion of which results from changes in estimates. As of October 27, 2012, there was $41.0 million of unrecognized compensation cost under the RCP, which is expected to be recognized over a remaining weighted average deferral period of 2.7 years.

6.	Debt and Other Financing Arrangements
Credit Facility
On April 23, 2008, the Company’s wholly-owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (the “Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. On February 28, 2012, the Company amended the Credit Facility to make certain technical, non-substantive modifications. The Credit Facility provides the Company with an option to increase the total facility and the aggregate commitments thereunder up to $350 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility expires on April 23, 2013 and may be used for working capital, letters of credit and other general corporate purposes. The Credit Facility contains an acceleration clause which, upon the occurrence of an Event of Default, which includes, but is not limited to, a Material Adverse Effect, as defined in the Credit Facility, may cause any outstanding borrowings to become immediately due and payable. The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $16.3 million, $16.7 million and $15.1 million as of October 27, 2012, January 28, 2012 and October 29, 2011, respectively, leaving a remaining available balance for loans and letters of credit of $228.8 million, $146.4 million and $234.9 million, respectively. There were no borrowings outstanding under the Credit Facility at October 27, 2012, January 28, 2012, October 29, 2011 or November 28, 2012, the date of this filing.
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

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

7.	Employee Benefits
The following table summarizes the components of net periodic pension cost for the Company:

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)		(in thousands)
Net periodic pension cost:
Interest cost	$437	$416	$1,312	$1,248
Expected return on plan assets	(377)	(428)	(1,132)	(1,284)
Amortization of actuarial loss	175	24	525	72
Settlement loss recognized	290	—	290	—
Net periodic pension cost	$525	$12	$995	$36
The Company froze its noncontributory defined benefit pension plan in October 2007. The Company was not required to make and did not make any contributions to its pension plan during the quarters or nine months ended October 27, 2012 and October 29, 2011.

8.	Securities Repurchase Program
On March 8, 2011, the Company’s Board of Directors approved a $200 million expansion of the Company’s existing securities repurchase program (the “Repurchase Program”), bringing the total authorized under the Repurchase Program to $600 million. The Repurchase Program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by the Company’s Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. Pursuant to the Repurchase Program, the Company repurchased 3.1 million shares and 4.2 million shares of its common stock through open market purchases during the nine months ended October 27, 2012 and October 29, 2011, respectively, at a cost of $75.0 million and $100.0 million, respectively. There were no repurchases made under the Repurchase Program during the quarters ended October 27, 2012 and October 29, 2011. As of October 27, 2012 and November 28, 2012, the date of this filing, approximately $109.1 million remained available for share repurchases under the Repurchase Program.

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
Our Ann Taylor and LOFT brands offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a strategy to provide modern styles that are versatile across all occasions and needs. We also offer updated past season best sellers from the Ann Taylor and LOFT merchandise collections at our Ann Taylor Factory and LOFT Outlet stores, respectively. In addition to our stores, our clients can shop online at www.anntaylor.com and www.LOFT.com (together, our “Online Stores”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444. As of October 27, 2012, we operated 981 stores in 47 states, the District of Columbia, Puerto Rico and Canada.

Management Overview
Our Fiscal 2012 third quarter results reflect the impact of continued top-line momentum and strong gross margin rate performance at both our Ann Taylor and LOFT brands. Our clients responded well to our fashion, quality and value proposition as well as our efforts to create a seamless shopping experience across all channels of our brands. We saw strong response to our fall merchandise assortments, which contributed to positive comp performance at both brands during the quarter. In addition, both our top-line results and gross margin rate performance were positively impacted by the launch of our multi-channel initiative, which enabled store order fulfillment of internet sales. During the quarter, we opened our first Ann Taylor store in Canada, marking the first step in our international expansion efforts. We also experienced continued fixed cost leverage as a result of higher sales and our ongoing efforts to aggressively manage costs.
During the quarter, total net sales increased 8.6%, to $612.5 million, reflecting the impact of positive comparable sales results at our multi-channel Ann Taylor and LOFT businesses. As a result of strong merchandise offerings at both brands, we were able to adopt a more disciplined promotional strategy, running fewer full-store promotions and more category-specific and targeted promotions as compared to the third quarter of Fiscal 2011. These factors contributed to our strong gross margin rate performance of 57.9%. In addition, our continued efforts to aggressively manage costs, combined with the impact of higher net sales, resulted in a 90 basis-point decrease in selling, general and administrative expenses as a percent of net sales. These factors contributed to a 26.2% increase in net income and a 37.7% increase in diluted earnings per share, which was a record $0.84 for the Fiscal 2012 third quarter period. This included an $0.08 per diluted share benefit related to the recognition of a portion of the unredeemed value of gift cards and merchandise credits.
At the Ann Taylor brand, total comparable sales were up 4.3%, reflecting increases of 5.6% at Ann Taylor, which includes Ann Taylor stores and anntaylor.com, and 1.7% at Ann Taylor Factory. Positive comparable sales at Ann Taylor were driven by the successful execution of our product, pricing and promotional and allocation strategies as well as the successful launch of the first phase of our multi-channel sales initiative. Ann Taylor Factory also marked its twelfth consecutive quarter of positive comparable sales results. Looking ahead to the fourth quarter of Fiscal 2012, we plan to continue to deliver a merchandise offering that includes a greater breadth of the assortment at opening price points as well as a continued disciplined promotional cadence.
The LOFT brand delivered comparable sales of 6.2%, reflecting an 8.0% increase at LOFT, which includes LOFT stores and loft.com, and a 3.0% decrease at LOFT Outlet, primarily due to constrained inventory levels. Despite this, LOFT Outlet was able to achieve higher levels of full-price sell-through and strong gross margin rate performance as compared to last year. Overall, we believe LOFT's combination of feminine, casual, high-quality fashion at great value resonated with our clients. We continue to position the LOFT brand to build on this momentum and expand its appeal to an even broader base of women to continue to drive profitable growth. In addition, we opened our first international LOFT store in Canada in November 2012.

Our third quarter real estate strategy was highlighted by the opening of our first international Ann Taylor store in Canada. We continue to expect to open stores for both the Ann Taylor and LOFT brands in this important market, where brand recognition is strong. We also continued to execute on our broader real estate strategy to enhance the profitability and productivity of our Ann Taylor and LOFT store fleets. To this end, we opened four Ann Taylor stores in our new store format, one Ann Taylor Factory store, eight LOFT stores which continued to execute on the brand's small- and mid-market growth strategy, and twelve LOFT Outlet stores.
Overall, our brands experienced significant growth in net sales, as well as positive comparable sales, during the third quarter of Fiscal 2012. This contributed to strong increases in net income and diluted earnings per share during the period as compared to last year. In addition, we also continued our focus on maintaining a healthy balance sheet, closing the quarter with $167 million in cash, no bank debt and total inventory per square foot down 5%. Looking ahead to the fourth quarter, we expect to continue to build on our momentum at both brands, capitalize on the early success of the first phase of our multi-channel initiative and expand our Canadian market presence with the November opening of one additional Ann Taylor store and our first international LOFT store in the Toronto market.
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

•
Gross margin – Gross margin measures our ability to control the direct costs of merchandise sold during the period. Gross margin is the difference between net sales and cost of sales, which includes the costs of merchandise sold; costs to transport merchandise from third-party suppliers to our distribution center, including customs costs; costs associated with our sourcing operations; costs associated with the fulfillment and shipment of online and multi-channel sales; and the direct costs of our credit card loyalty program. Buying and occupancy costs are excluded from cost of sales.

•
Operating income – Because retailers do not uniformly record supply chain, buying and/or occupancy costs as components of cost of sales or selling, general and administrative expenses, operating income allows us to benchmark our performance relative to other retailers. Operating income represents earnings before interest and income taxes and measures our earnings power from ongoing operations.

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

Results of Operations
The following table sets forth data from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.1%	42.5%	43.2%	43.4%
Gross margin	57.9%	57.5%	56.8%	56.6%
Selling, general and administrative expenses	46.9%	47.8%	47.5%	47.9%
Operating income	11.0%	9.7%	9.3%	8.7%
Interest income	0.1%	—%	0.1%	—%
Interest expense	0.1%	0.1%	0.1%	0.1%
Other non-operating expense	—%	—%	—%	—%
Income before income taxes	11.0%	9.6%	9.3%	8.6%
Income tax provision	4.3%	3.9%	3.7%	3.5%
Net income	6.7%	5.7%	5.6%	5.1%
The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period:

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	8.6%	11.6%	7.4%	12.3%
Operating income	22.2%	34.0%	16.1%	30.1%
Net income	26.2%	33.4%	18.8%	29.0%

Sales and Store Data
During the third quarter of Fiscal 2012, we revised the presentation of certain sales data from a channel-specific approach that segregated brand store sales from brand internet sales to an approach which considers the impact of our multi-channel initiative. All year-to-date and prior period sales and comps have been adjusted to conform to the current period presentation. The following table sets forth certain brand sales and store data:

	Quarter Ended
	October 27, 2012		October 29, 2011
	Sales	Comp %	Sales	Comp %
Sales and Comps	($ in thousands)
Ann Taylor brand
Ann Taylor (1)	$165,906	5.6%	$155,897	2.8%
Ann Taylor Factory	78,649	1.7%	73,816	1.8%
Total Ann Taylor brand	$244,555	4.3%	$229,713	2.5%
LOFT brand
LOFT (1)	$307,736	8.0%	$281,290	7.7%
LOFT Outlet	60,257	(3.0)%	53,000	10.9%
Total LOFT brand	$367,993	6.2%	$334,290	7.9%
Total Company	$612,548	5.5%	$564,003	5.5%

Sales and Store Data (Continued)

	Nine Months Ended
	October 27, 2012		October 29, 2011
	Sales	Comp %	Sales	Comp %
Sales and Comps	($ in thousands)
Ann Taylor brand
Ann Taylor (1)	$459,806	0.6%	$450,631	8.4%
Ann Taylor Factory	230,400	1.5%	219,854	5.8%
Total Ann Taylor brand	$690,206	0.9%	$670,485	7.5%
LOFT brand
LOFT (1)	$907,099	8.2%	$833,024	6.5%
LOFT Outlet	170,526	0.4%	142,323	16.3%
Total LOFT brand	$1,077,625	7.1%	$975,347	7.1%
Total Company	$1,767,831	4.7%	$1,645,832	7.3%

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Sales Related Metrics
Average Dollars Per Transaction ("DPT")
Ann Taylor brand	$81.88	$83.87	$80.35	$81.77
LOFT brand	64.74	68.84	63.28	64.45
Average Units Per Transaction ("UPT")
Ann Taylor brand	2.47	2.41	2.40	2.42
LOFT brand	2.57	2.69	2.63	2.65
Average Unit Retail ("AUR")
Ann Taylor brand	$33.15	$34.80	$33.48	$33.79
LOFT brand	25.19	25.59	24.06	24.32

(1)	Includes sales at front-line stores and online.

Sales and Store Data (Continued)

	Quarter Ended
	October 27, 2012		October 29, 2011
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Ann Taylor brand
Ann Taylor Stores	278	1,414	276	1,448
Ann Taylor Factory	101	697	97	691
Total Ann Taylor brand	379	2,111	373	2,139
LOFT brand
LOFT Stores	510	2,948	503	2,931
LOFT Outlet	92	627	74	519
Total LOFT brand	602	3,575	577	3,450
Total Company	981	5,686	950	5,589
Number of:
Stores open at beginning of period	962	5,594	942	5,563
New stores (1)	25	134	12	60
Downsized/expanded stores, net (2)	—	(13)	—	(12)
Closed stores	(6)	(29)	(4)	(22)
Stores open at end of period	981	5,686	950	5,589

	Nine Months Ended
	October 27, 2012		October 29, 2011
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Number of:
Stores open at beginning of period	953	5,584	896	5,283
New stores (3)	49	267	68	436
Downsized/expanded stores, net (4)	—	(54)	—	(51)
Closed stores	(21)	(111)	(14)	(79)
Stores open at end of period	981	5,686	950	5,589

(1)
During the quarter ended October 27, 2012, we opened four new Ann Taylor stores, one new Ann Taylor Factory store, eight new LOFT stores, and 12 new LOFT Outlet stores. During the quarter ended October 29, 2011, we opened six new Ann Taylor stores, four new LOFT stores and two new LOFT Outlet stores.

(2)
During the quarter ended October 27, 2012, we downsized five Ann Taylor stores and three LOFT stores and expanded one Ann Taylor store and one LOFT store. During the quarter ended October 29, 2011, we downsized two Ann Taylor stores.

(3)
During the nine months ended October 27, 2012, we opened nine new Ann Taylor stores, two new Ann Taylor Factory stores, 19 new LOFT stores, and 19 new LOFT Outlet stores. During the nine months ended October 29, 2011, we opened 13 new Ann Taylor stores, 12 new LOFT stores, five new Ann Taylor Factory stores and 38 new LOFT Outlet stores.

(4)
During the nine months ended October 27, 2012, we downsized 14 Ann Taylor stores, four Ann Taylor Factory stores, four LOFT stores and one LOFT Outlet store and expanded two Ann Taylor stores and one LOFT store. During the nine months ended October 29, 2011, we downsized nine Ann Taylor stores and two Ann Taylor Factory stores.

Net sales during the quarter and nine months ended October 27, 2012 increased 8.6% and 7.4%, respectively, over the comparable 2011 periods, with comparable sales up 5.5% and 4.7%, respectively. These results continued our top-line momentum, and came on top of the 5.5% and 7.3% comparable sales gains achieved during the quarter and nine months ended October 29, 2011. We experienced an overall increase in full-price sell-through during the third quarter of Fiscal 2012, with both brands experiencing increases in total net sales and comparable sales during the period. Our top-line results also reflect the benefits of the first phase of our multi-channel initiative, which enabled store order fulfillment of internet sales, and gift card and merchandise credit breakage in instances where the likelihood of redemption is considered remote and we have determined that there is no legal obligation to escheat these amounts under unclaimed property laws.
By brand, Ann Taylor's net sales increased $14.8 million, or 6.5%, and $19.7 million or 2.9%, during the quarter and nine months ended October 27, 2012, respectively, with comparable sales increasing 4.3% and 0.9% for the quarter and nine-month periods, respectively. Sales at our multi-channel Ann Taylor business, which includes Ann Taylor stores and anntaylor.com, benefited from increased traffic, a higher number of transactions and improved UPTs. These results were driven by our strategies to improve top-line performance by offering our clients a broader assortment of relevant fashion, providing a greater selection of the overall merchandise assortment at opening price points, and becoming more targeted in our promotions. Ann Taylor Factory also experienced comparable sales increases of 1.7% and 1.5% for the quarter and nine-months ended October 27, 2012, respectively.
At the LOFT brand, net sales increased $33.7 million, or 10.1%, and $102.3 million or 10.5%, for the quarter and nine months ended October 27, 2012, respectively, with comparable sales increasing 6.2% and 7.1% for the quarter and nine-month periods, respectively. LOFT's overall top-line performance was driven by increases in traffic, conversion, and transactions. At our multi-channel LOFT business, which includes LOFT stores and LOFT.com, clients responded positively to the brand's entire merchandise assortment, delivering strong top-line results and contributing to comparable sales increases of 8.0% and 8.2% for the quarter and nine-month periods ended October 27, 2012, respectively. At LOFT Outlet, our inventory levels were somewhat constrained during the quarter, and as a result, we experienced a 3.0% decrease in comparable sales, however full-price sell-through increased over prior-year period.

Cost of Sales and Gross Margin
The following table presents cost of sales and gross margin in dollars and as a percentage of net sales:

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(dollars in thousands)
Cost of sales	$258,149	$239,763	$763,660	$714,839
Gross margin	$354,399	$324,240	$1,004,171	$930,993
Percentage of net sales	57.9%	57.5%	56.8%	56.6%

Gross margin as a percentage of net sales for the quarter ended October 27, 2012 as compared to the comparable 2011 period increased to 57.9%, up from 57.5% last year. Our gross margin results were positively impacted by continued client response to our merchandise offerings, enabling fewer and more targeted promotional activity, which resulted in higher full-price gross margin rate performance at both brands; the impact of the first phase of our multi-channel initiative, which enabled store order fulfillment of internet sales at generally higher gross margin rates; and the gross margin effect of gift card and merchandise credit breakage. These improvements were partially offset by a period-over-period increase in client shipping costs.

For the nine-month period ended October 27, 2012, gross margin as a percentage of net sales increased to 56.8% from 56.6% in the comparable 2011 period. The year-over-year increase in gross margin rate performance is attributable to strong client response to merchandise offerings, a more targeted approach to promotional activity and the positive impact on gross margin rates as a result of the first phase of our multi-channel initiative, which enabled store order fulfillment of internet sales at generally higher gross margin rates.

Selling, General and Administrative Expenses
The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales:

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(dollars in thousands)
Selling, general and administrative expenses	$287,480	$269,498	$838,954	$788,656
Percentage of net sales	46.9%	47.8%	47.5%	47.9%

The increase in selling, general and administrative expenses for the quarter and nine months ended October 27, 2012 as compared to the comparable 2011 periods was primarily due to higher payroll and occupancy costs related to store growth, an increase in variable costs related to higher net sales and other expenses to support the expansion of our business. As a percentage of net sales, selling, general and administrative expenses decreased for both the quarter and nine-month period ended October 27, 2012 as compared to the comparable 2011 periods primarily due to fixed cost leveraging resulting from higher net sales, partially offset by increases in expenses associated with our year-over-year store growth and other expenses supporting the expansion of our business.

Income Taxes
The following table presents our income tax provision and effective income tax rate:

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(dollars in thousands)
Income tax provision	$26,156	$22,018	64,823	57,029
Effective income tax rate	39.1%	40.6%	39.3%	40.3%

The decrease in our effective income tax rate for the quarter ended October 27, 2012 over the comparable 2011 period was primarily due to tax positions that were considered effectively settled during the period as well as changes in the mix of earnings in various state taxing jurisdictions.

The decrease in our effective income tax rate for the nine months ended October 27, 2012 over the comparable 2011 period was primarily due to tax positions that were considered effectively settled during the first and third quarters of Fiscal 2012. We expect our full year tax rate to be approximately 40%.

Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. The following table sets forth certain measures of our liquidity:

	October 27, 2012	January 28, 2012	October 29, 2011
	(dollars in thousands)
Working capital	$219,642	$189,420	$259,435
Current ratio	1.61:1	1.66:1	1.86:1

Operating Activities
Cash provided by operating activities was $159.9 million for the nine months ended October 27, 2012, compared with $97.6 million for the nine months ended October 29, 2011. The year-over-year increase is primarily the result of higher net income adjusted for non-cash expenses, a year-over-year reduction in short-term incentive payments and net working capital items, primarily accounts payable, accounts receivable and inventory.

Merchandise inventories decreased approximately $7.8 million, or 2.8%, at October 27, 2012 compared to October 29, 2011. On a per-square-foot basis, merchandise inventories at October 27, 2012 decreased approximately 5% when compared to the same period a year ago.

Investing Activities
Cash used for investing activities was $113.6 million for the nine months ended October 27, 2012, compared with $97.4 million for the nine months ended October 29, 2011. Cash used for investing activities was primarily driven by capital expenditures related to our store expansion and refurbishment projects during the periods.

Financing Activities
Cash used for financing activities was $30.0 million for the nine months ended October 27, 2012, compared with $87.3 million for the nine months ended October 29, 2011. Cash used for financing activities was primarily for the repurchase of common stock under our share repurchase program, which amounted to $75.0 million during the nine months ended October 27, 2012 and $100.0 million during the nine months ended October 29, 2011. This was partially offset by cash inflows from the exercise of options during each of the periods and the impact of excess tax benefits.
On April 23, 2008, our wholly-owned subsidiary AnnTaylor, Inc. and certain of its subsidiaries entered into a Third Amended and Restated $250 million senior secured revolving credit facility with Bank of America N.A. and a syndicate of lenders (the “Credit Facility”), which amended its then existing $175 million senior secured revolving credit facility which was due to expire in November 2008. The maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified percentages of certain eligible assets. The remaining available balance for loans and letters of credit was $228.8 million, $146.4 million and $234.9 million as of October 27, 2012, January 28, 2012 and October 29, 2011, respectively. We intend to amend and extend our Credit Facility during the fourth quarter of Fiscal 2012.
On March 8, 2011, our Board of Directors approved a $200 million expansion of our existing securities repurchase program (the “Repurchase Program”), bringing the total authorized under the Repurchase Program to $600 million. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. Pursuant to the Repurchase Program, we repurchased 3.1 million shares and 4.2 million shares of its common stock through open market purchases during the nine months ended October 27, 2012 and October 29, 2011, respectively, at a cost of $75.0 million and $100.0 million, respectively. There were no repurchases made under the Repurchase Program during the quarters ended October 27, 2012 and October 29, 2011. As of October 27, 2012 and November 28, 2012, the date of this filing, approximately $109.1 million remained available for share repurchases under the Repurchase Program.

Other
At October 27, 2012, substantially all of our cash and cash equivalents were invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Foreign cash balances at October 27, 2012 were $4.5 million, all of which were held in Canadian dollars. There were no foreign cash deposits at January 28, 2012 and October 29, 2011.
During the third quarter of Fiscal 2012, we recognized $6.2 million in revenue for a portion of the unredeemed value of gift cards and merchandise credits where we have determined that, under applicable state unclaimed property laws, there is no legal obligation to escheat these amounts to such states and the likelihood of redemption is considered remote.  The third quarter of Fiscal 2012 is the first period during which we recognized gift card and merchandise credit “breakage,” and therefore includes the breakage income related to gift cards sold and merchandise credits issued since inception of these programs.  Such gift card and merchandise credit “breakage” is estimated based upon an analysis of actual historical redemption patterns and is included in Net sales.

We have a credit card program which offers eligible clients the choice of a private label or co-branded credit card. All new cardholders are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. We provide the sponsoring bank with marketing support of the program and use our sales force to process credit card applications for both the private label and co-branded credit cards. As part of the program, which began in October 2008 and has a six and one-half year term, we received an upfront signing bonus from the sponsoring bank. We also receive ongoing payments for new accounts activated as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting and accordingly, are recognized as revenue ratably based on the total projected revenues over the term of the agreement.
Certain judgments and estimates underlie our projected revenues and related expenses under the program, including projected future store counts, the number of applications processed, our projected sales growth and points breakage, among other things. During the quarters ended October 27, 2012 and October 29, 2011, we recognized approximately $11.3 million and $11.0 million of revenue related to the credit card program, respectively. During the nine months ended October 27, 2012 and October 29, 2011, we recognized approximately $15.5 million and $14.6 million of revenue related to the credit card program, respectively. At October 27, 2012, January 28, 2012 and October 29, 2011, approximately $3.3 million, $4.4 million and $4.7 million, respectively, of deferred credit card income is included in "Accrued expenses and other current liabilities" on our Condensed Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs, net of points breakage, related to the customer loyalty program. These costs are included in either Cost of sales or in Net sales as a Sales discount, as appropriate. The Cost of sales impact, net of points breakage, was approximately $1.5 million and $1.1 million and the Sales discount impact was approximately $1.7 million and $1.4 million for the quarters ended October 29, 2012 and October 27, 2011, respectively. The Cost of sales impact, net of points breakage, was approximately $4.7 million and $2.9 million and the Sales discount impact was approximately $4.9 million and $3.8 million for the nine months ended October 29, 2012 and October 27, 2011, respectively.
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

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amended ASC 220-10, Comprehensive Income, and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and also requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, Presentation of Comprehensive Income, which indefinitely deferred the requirement of ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  No other requirements of ASU 2011-05 were impacted by ASU 2011-12.  ASU 2011-05, as modified by ASU 2011-12, became effective and was adopted in the first quarter of Fiscal 2012 by presenting separate but consecutive statements. See the Condensed Consolidated Statements of Comprehensive Income.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, that amended the provisions of ASC Topic 350, Intangibles - Goodwill and Other to permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite-lived intangible asset. This guidance is effective for interim and annual impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. We will consider the requirements of ASU 2012-02 when conducting the annual impairment test of our Ann Taylor mark.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured banks. All of our deposit account balances are currently FDIC insured and will remain so through December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
AnnTaylor Inc.’s Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of October 27, 2012, we did not hold any investments that did not qualify as cash and cash equivalents.

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
During the third quarter of Fiscal 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information concerning purchases made by the Company of its common stock during the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
July 29, 2012 to August 25, 2012	726	$27.62	—	$—
August 26, 2012 to September 29, 2012	363	37.49	—	—
September 30, 2012 to October 27, 2012	91	36.56	—	109,084
	1,180		—

(1)
Includes 1,180 shares of restricted stock purchased in connection with employee tax withholding obligations under the employee equity compensation plans, which are not purchases under the Company’s publicly announced program.

(2)
On March 8, 2011, our Board of Directors approved a $200 million expansion of our existing securities repurchase program (the “Repurchase Program”) to a total of $600 million. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. We purchased no shares under the Repurchase Program during the third quarter of Fiscal 2012 and 3,081,430 shares during the first nine months of Fiscal 2012. As of October 27, 2012 and November 28, 2012, the date of this filing, approximately $109.1 million remained available for future repurchases under the Repurchase Program.

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

ANN INC.

Date:	November 28, 2012	By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 28, 2012	By:	/s/ Michael J. Nicholson
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