Form 10-K
period 2013-02-02
ANN INC.
filed 2013-03-08
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of July 28, 2012 was $1,252,248,299.
The number of shares of the registrant’s common stock outstanding as of March 1, 2013 was 46,604,419.
Documents Incorporated by Reference:
Portions of the Registrant’s Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders to be held on May 30, 2013 are incorporated by reference into Part III.

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

Overview
ANN INC., through its wholly-owned subsidiaries, is a leading national specialty retailer of women's apparel, shoes and accessories, sold primarily under the “Ann Taylor” and “LOFT” brands. We were incorporated in the State of Delaware in 1988 and changed our name to ANN INC. in March 2011. For more than half a century, we have evolved with the needs of real women who live full, active lives. Our values are her values. We understand that a woman expresses herself through what she wears - at work, at home and at play. To meet her needs, we design pieces for her life and her changing roles to help her look and feel confident and beautiful. We create rich experiences that connect with her wherever she is, inspire her style and simplify her choices.
We are committed to and driven by a simple but important mission - “to inspire and connect with our clients to put their best selves forward every day.” This is evident in our strong brands as well as in our commitment to operate our business responsibly and thoughtfully. This commitment means that our clients can look and feel great about the clothes that they wear, and that as a business, we are holding ourselves to high standards. It means forging strong partnerships with our suppliers so that our products are made ethically. It means investing in new programs and innovation to minimize our impact on the environment. And it means making meaningful contributions to our communities.
Our rich heritage dates back to 1954, when we opened our first Ann Taylor store in New Haven, Connecticut. Back then, “Ann Taylor” represented a best-selling dress style that embodied the well-dressed woman. Today, we operate 984 retail stores in 47 states, the District of Columbia, Puerto Rico and Canada, comprised of 275 Ann Taylor stores, 512 LOFT stores, 101 Ann Taylor Factory stores and 96 LOFT Outlet stores. In addition to our stores, our clients can shop online at www.anntaylor.com and www.LOFT.com (together, our “Online Stores”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444.
Unless the context indicates otherwise, all references to “we,” “our,” “us,” and “the Company” refer to ANN INC. and its wholly-owned subsidiaries.

Brands
Ann Taylor
At Ann Taylor, we champion the modern working woman and her love of fashion in everything we do. For generations, we have striven to be her go-to style destination for every aspect of her life. Ann Taylor competes in the affordable luxury price category, and offers clients a high-quality collection of beautiful, wear-now pieces and a unique combination of fashion, work and flattering fit. The goal at Ann Taylor is to help our clients feel confident, feminine and successful.
LOFT
At LOFT, we believe the best relationships are built on trust and an amazing wardrobe. Originally established in 1996 as an extension of the Ann Taylor brand, LOFT has evolved into a national brand that competes in the “upper-moderate” price category, and has become a trusted personal stylist to its clients by connecting with them on a genuine level - equal parts expert, confidante and friend who tells it like it is. We give our clients fashion advice, ideas and inspiration that make her style aspirations attainable. We believe in offering versatile, accessible and affordable fashion with undeniably feminine appeal, special and unexpected details and a flattering fit.

Business Strategy
We are committed to growing our business through a multi-channel retail strategy. Our goal is to assist our clients in accessing our brands whenever, wherever and however they choose to shop. In support of this, we successfully launched the first phase of our multi-channel initiative during the third quarter of Fiscal 2012, allowing store order fulfillment of internet sales. In Fall 2012, we also opened our first stores in Canada, building on strong brand awareness across the border and marking the first step in expanding our brands internationally. In the early part of Fiscal 2013, we plan to build on this momentum by continuing to open stores in Canada and by adding international shipping capabilities to our Online Stores, providing clients in certain countries outside the United States access to our brands and enabling us to assess further potential international expansion opportunities.
Our efforts thus far have been focused on increasing sales, gross margin rate performance and the overall profitability of our existing brands. In addition to the above actions, we have focused considerable attention on optimizing our store portfolio in order to improve 4-wall profitability and better serve our clients. This, combined with a focus on improving the brand aesthetic in our stores and building on our exceptional client service, will allow us to provide an optimal in-store shopping experience for our Ann Taylor and LOFT clients.
Over the longer term, we will continue to evaluate organic growth opportunities, including new merchandise offerings and brand extensions, as we successfully did with LOFT and our Ann Taylor wedding and LOFT maternity merchandise collections. In addition, we will continue to evaluate inorganic opportunities, such as acquisitions, when our research indicates that such an opportunity will complement our current brands and merchandise offerings and is in the best interest of our associates, clients and shareholders. Our primary focus, however, remains on our core Ann Taylor and LOFT brands.
Retail Stores
Our stores are located in malls, specialty or lifestyle centers, downtown or village locations and destination shopping centers. We open new stores in markets that we believe have a sufficient concentration of our target clients. We also optimize the size and/or location of existing stores as demographic conditions warrant and sites become available. In addition, we regularly evaluate and invest in our current store base and elevate and modernize the in-store experience we provide to our clients.
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
In Fiscal 2012, we continued to execute a more aggressive store growth program, opening 60 new stores in the United States and, for the first time, three new stores in Canada. We also continued to amend and renegotiate existing leases at more favorable occupancy rates and evaluate expiring leases for renewal based on strategic financial guidelines. In Fiscal 2013, we plan to open approximately 65 stores in the United States and Canada, and close approximately 30 U.S. stores, leading to net store growth of approximately 35 stores.
An average Ann Taylor store is approximately 5,100 square feet. During Fiscal 2012, we continued to roll out our new smaller format Ann Taylor stores, adding 11 new smaller-format stores, downsizing or remodeling another 21 stores, and updating an additional 100 stores. As a result of these capital investments, approximately two-thirds of our store fleet reflects our modern aspirational brand aesthetic. In Fiscal 2013, we plan to further this by opening approximately five new Ann Taylor stores and downsizing and/or remodeling approximately 20 existing stores.
Ann Taylor Factory stores average approximately 6,900 square feet. In Fiscal 2012, we opened three Ann Taylor Factory stores and downsized four existing stores. In Fiscal 2013, we plan to open approximately seven Ann Taylor Factory stores.
An average LOFT store is approximately 5,800 square feet. We also operate one LOFT flagship store on the ground floor of 7 Times Square, our corporate headquarters, in New York City. In Fiscal 2012, we opened 26 LOFT stores and we plan to open approximately 40 LOFT stores and downsize and/or remodel approximately 25 existing stores in Fiscal 2013.
LOFT Outlet stores average approximately 6,800 square feet. In Fiscal 2012, we continued to grow our fleet of LOFT Outlet stores by opening 23 new stores and we plan to open approximately 15 LOFT Outlet stores in Fiscal 2013.
Our stores typically have approximately 25% of their total square footage allocated to stockroom and other non-selling space.

We believe that our stores are located in some of the most productive retail centers in the United States and that our existing store base is a significant strategic asset of our business. During the past three years, we have invested approximately $258 million in our store base and approximately 51% of our stores are either new or have been expanded, downsized, remodeled or refurbished in the last three years.
The following table sets forth certain information regarding our Ann Taylor (“ATS”), LOFT (“LOFT”), Ann Taylor Factory (“ATF”) and LOFT Outlet (“LOS”) retail stores over the past three fiscal years:

Store Count	Ann Taylor Brand			LOFT Brand
	ATS	ATF	Total	LOFT	LOS	Total	Total
January 30, 2010	291	92	383	506	18	524	907
New	—	—	—	10	14	24	24
Converted	(6)	—	(6)	2	4	6	—
Closed	(19)	—	(19)	(16)	—	(16)	(35)
January 29, 2011	266	92	358	502	36	538	896
New	17	7	24	14	38	52	76
Closed	(3)	—	(3)	(16)	—	(16)	(19)
January 28, 2012	280	99	379	500	74	574	953
New	11	3	14	26	23	49	63
Closed	(16)	(1)	(17)	(14)	(1)	(15)	(32)
February 2, 2013	275	101	376	512	96	608	984

In Fiscal 2012, total square footage increased by approximately 101,000 square feet, or approximately 2%, from Fiscal 2011, to approximately 5.7 million square feet. During Fiscal 2013, we plan to open approximately 65 stores, close approximately 30 stores, and optimize the size of an existing 25 stores, resulting in a net increase in total square footage of approximately 135,000 square feet, or approximately 2% from Fiscal 2012.
In Fiscal 2012, capital expenditures related to new stores totaled approximately $76.6 million and expenditures for store remodeling and refurbishment totaled approximately $45.5 million. In Fiscal 2013, we expect that capital expenditures for new stores will be approximately $55 million, and expenditures for store remodeling and refurbishment will be approximately $85 million.
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
Online Stores
Growing our Online Stores remains one of our top strategic priorities. Our Online Stores reinforce the unique aesthetic of our Ann Taylor and LOFT brands and are designed to complement the in-store experience we deliver to our clients. We offer our clients a high-quality online shopping experience, from merchandise availability and website design to fulfillment and client service. We are committed to building a seamless, multi-channel experience for our clients and view our Online Stores as a key enabler of this strategy. As such, in Fiscal 2012, we implemented the first phase of our multi-channel initiative, enabling store order fulfillment of online sales. We plan to further evolve and integrate our Online Stores by making additional enhancements to website functionality and continued investments in infrastructure. To that end, in early Fiscal 2013, we plan to launch international shipping capabilities at our Online Stores, thereby providing clients in certain countries outside the United States access to our brands.

Merchandise Design and Production
Substantially all of our merchandise is developed by our in-house product design and development teams, who design merchandise exclusively for us. Our merchandising groups determine inventory needs for the upcoming season, edit the assortments developed by the design teams, plan merchandise flows and arrange for the production of merchandise by independent manufacturers, primarily through our in-house sourcing group. A small percentage of our merchandise is purchased through branded vendors and is selected to complement our in-house assortments.
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
In Fiscal 2012, we sourced merchandise from approximately 139 manufacturers and vendors in 16 countries, and no single supplier accounted for more than 10% of merchandise purchased on either a unit or cost basis. Approximately 39% of our merchandise unit purchases originated in China (representing approximately 43% of total merchandise cost), 16% in Vietnam (9% of total merchandise cost), 15% in India (14% of total merchandise cost), 15% in Indonesia (15% of total merchandise cost), and 10% in the Philippines (14% of total merchandise cost). Any event causing a sudden disruption of manufacturing or imports from any of these countries, including the imposition of additional import restrictions, could have a material adverse effect on our operations. We generally do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise with any single supplier. All of our foreign purchases are negotiated and paid for in U.S. dollars.
We have a supply chain compliance program that requires our suppliers, factories and authorized subcontractors to comply with our Global Supplier Principles and Guidelines, as well as the local laws and regulations in the country of manufacture. We conduct unannounced third-party audits to confirm manufacturer adherence to our compliance standards. We are also a certified and validated member of the United States Customs and Border Protection’s Customs-Trade Partnership Against Terrorism (“C-TPAT”) program and expect all of our suppliers shipping to the United States to adhere to our C-TPAT requirements. These include standards relating to facility security, procedural security, personnel security, cargo security and the overall protection of the supply chain. Third-party audits are conducted to confirm supplier compliance with our standards.
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
Inventory Control and Merchandise Allocation
Our planning departments analyze relevant historical product demand data (i.e., sales, margins, sales and inventory history of store clusters, etc.) by brand, size and store location, including our Online Stores, to assist in determining the quantity of merchandise to be purchased for, and the allocation of merchandise to, our channels. Merchandise is allocated to achieve an emphasis that is suited to each store’s client base, including our Online Stores. We also consider the effect our multi-channel initiative has had on in-store and online inventory levels in order to better inform our merchandise purchases and inventory allocation.
Merchandise is typically sold at its original marked price for several weeks, with the length of time varying by individual style or color choice and dependent on client acceptance. From time to time, we also run point-of-sale promotions which may apply to both full-price and markdown merchandise and temporarily reduce the merchandise selling price. We review inventory levels on an ongoing basis to identify slow-moving merchandise styles and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear this merchandise. Markdowns may also be used if inventory levels exceed client demand for reasons of design, seasonal adaptation or changes in client preference. Substantially all of our merchandise inventory is cleared in-store or through our Online Stores.
Our core merchandising system is the central repository for inventory data and related business activities that affect inventory levels, such as purchasing, receiving, allocation and distribution. Our primary distribution center is located in Louisville, Kentucky, as discussed further in "Properties." The majority of our merchandise is processed through our Louisville facility, which we own and operate. Additionally, we contract with third-party fulfillment vendors, utilizing a Bolingbrook, IL facility to fulfill online orders and a Toronto, Ontario facility for merchandise allocation to our Canadian stores. We also utilize a third-party distribution center bypass facility in Industry, CA. While a portion of our merchandise is processed through this bypass facility for direct distribution to our stores, it serves primarily as a trans-loading facility and a back-up distribution center in the event of a disaster.

Brand Building and Marketing
We believe that our Ann Taylor and LOFT brands are among our most important assets and that these brands and their relationship with our clients are key to our competitive advantage. We continually evolve these brands to appeal to the changing needs of our target clients and to stay competitive in the market.
We control all aspects of brand development for our retail concepts, including product design, store merchandising and design, channels of distribution and marketing and advertising. We continue to invest in the development of these brands through, among other things, client research, advertising, in-store and direct marketing and our online sites and online marketing initiatives. We also make investments to enhance the overall client experience through the opening of new stores, the expansion and remodeling of existing stores and a focus on client service. In addition, we are strategically focused on building a multi-channel brand strategy and continue to make investments to support this initiative.
We believe it is strategically important to communicate on a regular basis directly with our current client base and with potential clients, through national and regional advertising, as well as through direct mail marketing and in-store presentation. Marketing expenditures as a percentage of net sales were 4.1% in Fiscal 2012, and 4.0% in both Fiscal 2011 and Fiscal 2010.
Client Loyalty Programs
We have a credit card program that offers eligible clients in the United States the choice of a private label or co-branded credit card. All new cardmembers are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. Both cards can be used at any Ann Taylor or LOFT location or channel of distribution, including Ann Taylor Factory, LOFT Outlet and our Online Stores. The co-branded credit card can also be used at any other business where the card is accepted. Both the private label and co-branded credit cards are offered in an Ann Taylor and LOFT version, depending upon where a client enrolls in the program; however, the core benefits offered to clients are the same.
To encourage clients to apply for a credit card, we provide a discount to approved cardmembers on all purchases made with a new card on the day of application acceptance. Rewards points are earned on purchases made with the credit card at any of our brands through any of our channels. Co-branded cardmembers also earn points on purchases made at other businesses where our card is accepted. Cardmembers who accumulate the requisite number of points are issued a Rewards Card redeemable toward a future purchase. In addition to earning points, all participants in the credit card program receive exclusive offers throughout the year. These offers include a Birthday Bonus and exclusive access to shopping events and periodic opportunities to earn bonus points.
Information Systems
During Fiscal 2012, we continued our investment in information services and technology, enhancing the systems we use to support our Online Stores and multi-channel capabilities, as well as our international expansion, merchandise procurement, inventory management and order fulfillment processes. These enhancements are generally aimed at driving sales, improving client access to merchandise assortments, and back office efficiencies.

Trademarks, Domain Names and Service Marks
The “AnnTaylor®,” “LOFT®,” “AnnTaylor Loft®” and other proprietary marks are registered with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. Our rights in these marks are a significant part of our business, as we believe they are famous and well-known in the women’s apparel industry. Accordingly, we intend to maintain our trademarks and related registrations and vigorously protect them against infringement.
Competition
The women’s retail apparel industry is highly competitive. We compete with certain departments in international, national and local department stores and with other specialty stores, catalog and Internet businesses that offer similar categories of merchandise. We believe that our focused merchandise selection, versatile fashions and client service distinguish us from other apparel retailers. Our competitors range from smaller, growing companies to considerably larger players with substantially greater financial, marketing and other resources. While we are vigilant to maintain our competitiveness, there is, of course, no assurance that we will be able to compete successfully with them in the future. See “Risk Factors.”
Associate Relations
As of February 2, 2013, we had approximately 19,600 employees, of which approximately 2,050 were full-time salaried employees, 2,250 were full-time hourly employees and 15,300 were part-time hourly employees working less than 30 hours per week. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Responsibly ANN
We are committed to operating our business responsibly and thoughtfully, and continue to set high standards and forge strong partnerships with our suppliers to ensure that our products are made in a socially and environmentally responsible manner. In addition, we try to make meaningful contributions to our communities and seek to minimize our impact on the environment by investing in new programs and innovations. Our brands reflect our passion for playing an active role in making the world a better place and we take pride in supporting causes that are important to our clients and our associates.
Available Information
We make available free of charge on our website, http://investor.anninc.com, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are filed electronically with, or otherwise furnished to, the United States Securities and Exchange Commission. Copies of the charters of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and Business Conduct Guidelines, are also available on our website.

ITEM 1A.	Risk Factors.
Set forth below is a summary of the material risks to an investment in our securities, which should be considered carefully in evaluating such an investment. The risks described below are not the only risks our business faces. We may also be adversely affected by additional risks not presently known to us or that we currently deem immaterial. If any of the below risks actually occur, our business, results of operations, cash flows or financial condition could suffer, which might cause the value of our securities to decline. Please also see “Statement Regarding Forward-Looking Disclosures” in the section immediately preceding Item 1 of this Report.
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
Our ability to maintain the value of our brands and engage new and existing clients
Our success depends on the value of our Ann Taylor and LOFT brands. The Ann Taylor and LOFT names are integral to our business, as well as to the implementation of strategies for expanding our business. Maintaining, promoting and growing our brands will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high quality client experience. In addition, while our brands are mature and we have extensive client lists, our success depends, in part, on our ability to keep existing clients engaged and attract new clients to shop our brands. Our business could be adversely affected if we fail to achieve these objectives for one or both of our brands and our public image and reputation could be tarnished by negative publicity. Any of these events could negatively impact sales and profitability.
Our ability to manage inventory levels and changes in merchandise mix
The long lead times required for a substantial portion of our merchandise make client demand difficult to predict and responding quickly to changes challenging. Though we have the ability to source certain product categories with shorter lead times, we enter into contracts for a substantial portion of our merchandise well in advance of the applicable selling season. Our financial condition could be materially adversely affected if we are unable to manage inventory levels and respond to short-term shifts in client demand patterns. In addition, our multi-channel fulfillment strategy, which aims to help optimize merchandising decisions, improve client service and support our multi-channel operations, creates additional complexities in our ability to manage inventory levels. Inventory levels in excess of client demand may result in excessive markdowns and, therefore, lower than planned gross margin. On the other hand, if we underestimate demand for our merchandise, we may experience inventory shortages resulting in missed sales and lost revenues. Either of these events could significantly affect our operating results and brand image. In addition, our margins may be impacted by changes in our merchandise mix and a shift toward merchandise with lower selling prices. These changes could have a material adverse effect on our operating results.

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
Our ability to execute brand extensions and other growth strategies, including international expansion
Part of our business strategy is to grow our existing brands and identify and develop new growth opportunities. The launch of new merchandise offerings or concepts may require significant capital expenditures and management oversight. Any such plan is subject to risks such as client acceptance, competition and product differentiation. There is no assurance that these merchandise offerings or concepts will be successful or that our overall profitability will increase as a result.
Our growth strategy may also include plans to expand our presence in both new and existing markets, as well as internationally, as we did in late 2012 with the opening of our first stores in Canada. We have no prior experience operating outside of the United States, including Canada, where we may face established competitors. International markets also present unique risks, including different operational characteristics in the areas of employment and labor, transportation, logistics, real estate, finance and law. Furthermore, consumer demand and behavior, as well as preferences and purchasing trends, may differ. Other challenges may include general economic conditions in specific countries or markets, disruptions or delays in shipments, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. As a result of these and other factors, sales of our merchandise in other markets may not be successful, or the margins on those sales may not be in line with those we anticipate. In addition, any difficulties that we may encounter if we were to expand to other international markets may divert financial, operational and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.
Our ability to successfully upgrade and maintain our information systems in a timely and secure manner to support the needs of the organization
We rely heavily on information systems to manage our operations, including a full range of retail, financial, sourcing and merchandising systems, and regularly make investments to upgrade, enhance or replace these systems. The reliability and capacity of our information systems are critical. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, natural disasters, technical malfunctions, inadequate systems capacity, power outages, computer viruses, and security breaches. Any disruptions affecting our information systems, or any delays or difficulties in transitioning to new systems or in integrating them with current systems, could have a material adverse impact on our business. Any failure to maintain adequate system security controls to protect our computer assets and sensitive data, including client data, from unauthorized access, disclosure or use could also damage our reputation with our clients. In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.
As a component of our ongoing strategy to increase efficiencies, monitor costs and improve our information technology capabilities, we rely on third parties for the implementation and/or management of certain aspects of our information technology infrastructure. Many of the functions that are performed by third parties are performed in their offshore locations. Our agreements with those third parties require them to maintain certain levels of care and security with respect to our information systems and our data. However, failure by any of these third parties to implement and/or manage our information technology infrastructure effectively and securely could disrupt our operations, adversely affect our clients' shopping experience and negatively impact our profitability. Furthermore, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), restrictive actions by foreign governments or changes in United States laws and regulations.

In addition, we are implementing enterprise-wide initiatives intended to standardize business processes across brands and functions and optimize performance. There can be no assurances that these initiatives will deliver the expected benefits or that there will not be delays in the expected timing of implementation. It is possible that the costs to complete any related system conversions may exceed current expectations, which could result in a significant additional investment of time and resources and add increased implementation risk. In addition, although we strive to ensure the orderly implementation of these initiatives, the risk of disruption to key operations is increased when complex system changes are undertaken. If our business transformation initiatives fail or are significantly delayed, our ability to improve existing operations and support future growth could be impaired or delayed, which could adversely impact our business and results of operations.
Our ability to secure and protect trademarks and other intellectual property rights
We believe that our “AnnTaylor,” “LOFT” and “AnnTaylor Loft” trademarks are critical to our success. Even though we register and defend our trademarks and other intellectual property rights, there is no assurance that our actions will protect us from the prior registration by others or prevent others from infringing our trademarks and intellectual property rights or seeking to block sales of our products as infringements of their trademarks and intellectual property rights. Further, the laws of foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. Because we have not registered without opposition all of our trademarks in all categories, or in all foreign countries in which we currently manufacture merchandise or may manufacture or sell merchandise in the future, our ability to source merchandise from international suppliers or pursue international expansion could be negatively impacted.
Effects of natural disasters, war, terrorism, public health concerns or other catastrophes
Natural disasters and public health concerns, including severe infectious diseases, could impact our ability to open and run our corporate offices and stores in affected areas and/or negatively impact our foreign sourcing offices and the manufacturing operations of our vendors. In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans. Lower client traffic due to the effect of natural disasters, security concerns, war or the threat of war and public health concerns could result in decreased sales that could have a material adverse impact on our business, financial condition and results of operations. In addition, threat of terrorist attacks or actual terrorist events in the United States and world-wide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic in regional shopping centers. Our ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster or other catastrophic situation.
Risks associated with Internet sales
We sell merchandise over the Internet through our Online Stores, www.anntaylor.com and www.LOFT.com. Our Internet operations are subject to numerous risks, including:

•	the successful implementation of new systems, system enhancements and Internet platforms, including our multi-channel and online international order fulfillment and enhanced mobile capability;

•	the failure of the computer systems that operate our websites and their related support systems, causing, among other things, website downtimes and other technical failures;

•	reliance on third-party computer hardware/software;

•	reliance on third-party order fulfillment providers;

•	rapid technological change;

•	diversion of sales from our stores;

•	liability for online content;

•	violations of federal, state or other applicable laws, including those relating to online privacy;

•	credit card fraud; and

•	telecommunications failures and vulnerability to electronic break-ins and similar disruptions.

Our failure to successfully address and respond to these risks could reduce Internet sales, increase costs and damage the reputation of our brands.

Our reliance on third-party manufacturers and key vendors
We do not own or operate any manufacturing facilities and depend on independent third parties to manufacture our merchandise. We are at risk for increases in manufacturing costs and we cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines. In addition, we source our merchandise from a select group of manufacturers and we continue to strengthen our relationships with these key vendors. While this strategy has benefits, it also has risks. If one or more of our key vendors were to cease working with us, the flow of merchandise to our stores could be impacted, which could have a material adverse effect on our sales and results of operations. In addition, world-wide economic conditions continue to negatively impact businesses around the world, and the impact of those conditions on our major suppliers cannot be predicted. Our suppliers may be unable to obtain adequate credit or access liquidity to finance their operations. While we have contingency plans for such potential interruptions, a manufacturer's failure to continue working with us, to ship merchandise to us on a timely basis or to meet the required product safety, quality and social compliance standards could cause supply shortages, failure to meet client expectations and damage to our brands.
The effect of fluctuations in sourcing costs
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, labor conditions, transportation or freight costs, currency fluctuations, weather conditions, supply conditions, government regulations, economic climate and other unpredictable factors. We take steps to mitigate sourcing pressures from fluctuating raw material costs by making advance commitments on key core fabrics when required, leveraging our strong vendor relationships and using country sourcing flexibility. Despite these measures, an increase in the demand for, the price of and/or a decrease in the availability of the raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales or our ability to meet our clients' needs. Additionally, increases in labor costs as well as a shortage of labor in certain areas of China, may also impact our sourcing costs. We may not be able to pass all or a portion of such higher sourcing costs onto our clients, which could negatively impact our profitability.
Our reliance on foreign sources of production
We purchase a significant portion of our merchandise from foreign suppliers. As a result, we are subject to various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•	fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds;

•
imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our merchandise that may be imported into the United States or Canada from countries in regions where we do business;

•	significant delays in the delivery of cargo due to port security considerations;

•	imposition of duties, taxes, and other charges on imports;

•
imposition of anti-dumping or countervailing duties in response to an investigation as to whether a particular product being sold in the United States or Canada at less than fair value may cause (or threaten to cause) material injury to the relevant domestic industry;

•	financial or political instability in any of the countries in which our merchandise is manufactured or the transportation channels through which it passes;

•	impact of natural disasters and public health concerns on our foreign sourcing offices and vendor manufacturing operations;

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

Our ability to successfully manage store growth and optimize the productivity and profitability of our store portfolio
Our continued growth and success depend, in part, on our ability to successfully open and operate new stores, enhance and remodel existing stores on a timely and profitable basis, and optimize store performance by closing under-performing stores. Accomplishing our store expansion goals in the United States and planned expansion into other markets, such as Canada, depends upon a number of factors, including locating suitable sites and negotiating favorable lease terms. We must also be able to effectively renew and renegotiate lease terms for existing stores. Managing the profitability of our stores and optimizing store productivity also depends, in large part, on the continued success and client acceptance of our new Ann Taylor and LOFT store formats, as well as our ability to achieve planned store growth for our brands in Fiscal 2013 and beyond. Hiring and training qualified associates, particularly at the store management level, and maintaining overall good relations with our associates, is also important to our store operations. There is no assurance that we will achieve our store expansion goals, manage our growth effectively or operate our stores profitably.
The impact of a privacy breach and the resulting effect on our business and reputation
We rely heavily on digital technologies for the successful operation of our business, including electronic messaging, digital marketing efforts, collection and retention of client data and employee information, processing of credit card transactions, online e-commerce and social media activities and retention of data relating to the Company's financial position and strategic initiatives. Despite the robust security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to cyber-security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could adversely affect our business and operations, including severely damaging our reputation and our relationships with our clients, employees and investors and exposing us to risks of litigation and liability.
In addition, we may incur significant remediation costs in the event of a cyber-security breach or incident, including liability for stolen client or associate information, repairing system damage or providing credit monitoring or other benefits to affected clients. We may also incur increased costs to comply with various applicable laws regarding unauthorized disclosure of personal information. These and other cyber-security-related compliance, prevention and remediation costs, may adversely impact our financial condition and results of operations.
Manufacturer compliance with our social compliance program requirements
We require our independent manufacturers to comply with our Global Supplier Principles and Guidelines, which cover many areas including labor, health and safety and environmental standards. We monitor compliance with these Guidelines using third-party monitoring firms. Although we have an active program to provide training for our independent manufacturers and monitor their compliance with these standards, we do not control the manufacturers or their practices. Any failure of our independent manufacturers to comply with our Global Supplier Principles and Guidelines or local laws in the country of manufacture could disrupt the shipment of merchandise to our stores, force us to locate alternative manufacturing sources, reduce demand for our merchandise and/or damage our reputation.
Failure to comply with legal and regulatory requirements
Our business is subject to legal and regulatory requirements in the U.S. and abroad, including securities, employment and anti-bribery laws and regulations.  In addition, in the future there may be new legal or regulatory requirements or more stringent interpretations of applicable requirements, which could increase the complexity of the regulatory environment in which we operate and the related cost of compliance.
 While it is our policy and practice to comply with all legal and regulatory requirements and while our procedures and internal controls are designed to ensure such compliance, a finding that we are out of compliance with applicable laws and regulations could subject us to civil remedies or criminal sanctions, which could materially adversely impact our business.  In addition, even the claim of a violation of applicable laws or regulations could negatively affect our reputation.

The effect of general economic conditions
Our financial performance is subject to world-wide economic conditions and the resulting impact on consumer confidence and levels of consumer spending, which may remain volatile for the foreseeable future. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and unemployment, consumer debt, reductions in net worth based on market declines, residential real estate and mortgage markets, tax policies, increases in fuel and energy prices, consumer confidence, failure to increase the debt ceiling in the U.S. and other macroeconomic factors. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. A downturn in the economy could affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth.
In addition, as a result of the instability in the global financial markets, there is continued diminished liquidity and credit availability and there can be no assurance that our liquidity will not be affected or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash and cash equivalents, cash provided by operations and available borrowing capacity under our $250 million Fourth Amended and Restated Credit Agreement (the “Credit Facility”) will be adequate to satisfy our capital needs for the foreseeable future, any renewed tightening of the credit markets could make it more difficult for us to access funds, enter into agreements for new indebtedness or obtain funding through the issuance of our securities. Our Credit Facility also has financial covenants which, if not met, may further impede our ability to access funds under the Credit Facility.
We also have significant amounts of cash and cash equivalents on deposit at FDIC-insured financial institutions that are currently in excess of federally insured limits. Since the deposit insurance provisions of the Dodd-Frank Wall Street Reform Act expired on December 31, 2012, and because our Credit Facility contains certain restrictions on permitted investments, we cannot be assured that we will not experience losses with respect to cash on deposit in excess of federally insured limits.
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
In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition in these areas may result in higher costs, which could reduce our sales and operating margins and adversely affect our results of operations.
Our dependence on our Louisville distribution center and other third-party distribution and transportation providers
Our wholly-owned and operated distribution center in Louisville, Kentucky, manages the receipt, storage, sorting, packing and distribution of the majority of merchandise to our stores. We also utilize third-party distribution facilities in Industry, California and Toronto, Canada for distribution support to our stores. In addition, sales at our Online Stores are primarily processed by a third-party fulfillment provider with facilities in Bolingbrook, Illinois. Independent third-party transportation companies then deliver merchandise from these facilities to our stores and/or our clients. Any significant interruption in the operation of our Louisville distribution center, the third-party distribution facilities that we utilize or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes, or other unforeseen causes, could delay or impair our ability to distribute merchandise to our stores and/or our clients, which could result in lower sales, a loss of loyalty to our brands and excess inventory. Furthermore, we are susceptible to increases in fuel and other transportation costs that we may not be able to pass on to our clients, which could also adversely affect our results of operations.
Our dependence on shopping malls and other retail centers to attract clients to our stores
Many of our stores are located in shopping malls and other retail centers that benefit from the ability of “anchor” retail tenants, generally large department stores, and other attractions, to generate sufficient levels of consumer traffic in the vicinity of our stores. Any decline in the volume of consumer traffic at shopping centers, whether because of the economic slowdown, a decline in the popularity of shopping centers, the closing of anchor stores or otherwise, could result in reduced sales at our stores and excess inventory. We may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could have a material adverse effect on our margins and operating results.

In addition, continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation continue, a large proportion of our store base could be concentrated with one or a few entities that could then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. If we are unable to negotiate favorable lease terms with these entities, this could affect our ability to profitably operate our stores, which could adversely impact our business, financial condition and results of operations.
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
Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including global economic conditions, broad market fluctuations, our operating performance and public perception of the prospects for our brands or for the women's apparel industry in general. Failure to meet market expectations, particularly with respect to comparable sales, net revenue, operating margins and earnings per share, would likely result in a decline in the market value of our stock.
Our ability to realize deferred tax assets
Deferred tax assets represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine whether they are realizable. Factors in management's determination consist of the performance of the business, including the ability to generate taxable income from operations, and tax-planning strategies. If, based on available information, it is more likely than not that a deferred tax asset will not be realized, we may be required to establish a valuation allowance against our deferred tax assets, which could have an adverse effect on our results of operations and financial condition.
The effect of external economic factors on our Pension Plan
Our future funding obligations with respect to our defined benefit Pension Plan, which was frozen in 2007, will depend upon the future performance of the Pension Plan assets, interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. Our Pension Plan assets are held in common collective trusts and mutual funds that invest in equity and debt securities. Our ongoing pension expense and contribution obligations under our Pension Plan could be adversely impacted by changes in the net market value of our Pension Plan assets, fluctuating interest rates and/or declining asset returns, which could negatively affect our financial condition and results of operations.
The impact of climate change on our business
There is growing concern that a gradual increase in global average temperatures due to an increased concentration of carbon dioxide and other greenhouse gases (GHG) in the atmosphere have caused and will continue to cause significant changes in weather patterns. Increased frequency or duration of extreme weather conditions could result in a shortage of raw materials used to produce our merchandise, disrupt our supply chain, deplete natural resources and/or impact demand for our merchandise. We do not have any operations that are currently subject to any government-enforced GHG emissions caps, trading programs or reporting requirements. In Fiscal 2011, we completed a carbon footprint estimation study to better understand the impact of our emissions sources from our U.S. corporate offices, distribution center and retail stores, and continue to take steps in our climate change mitigation efforts, such as implementing energy saving and carbon reduction technologies in our operations.
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
As of February 2, 2013, we operated 984 retail stores in 47 states, the District of Columbia, Puerto Rico and Canada, all of which were leased. Store leases typically provide for initial terms of 10 years, although some leases have shorter or longer initial periods. A majority of our store leases grant us the right to extend the term for one or two additional five-year periods, and also contain early termination options, which can be exercised by us under specific conditions. Most of the store leases also require us to pay a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. In addition, most of the leases require us to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2013 - 2015	435
2016 - 2018	315
2019 - 2021	148
2022 and later	86
We lease our corporate offices at 7 Times Square in New York City (approximately 308,000 square feet) under a lease expiring in 2020. In addition, in Milford, Connecticut, we maintain 42,000 square feet of office space under a lease that expires in 2019.
The Company’s wholly-owned subsidiary, AnnTaylor Distribution Services, Inc., owns our 256,000 square foot distribution center located in Louisville, Kentucky. The distribution center is located on approximately 27 acres, which could accommodate possible future expansion of the facility. The majority of our merchandise is distributed to stores through this facility.

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

Our common stock is listed and traded on the New York Stock Exchange under the symbol “ANN.” The number of holders of record of common stock at March 1, 2013 was 1,912. The following table sets forth the high and low sale prices per share of our common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2012
Fourth quarter	$36.29	$29.98
Third quarter	39.78	26.36
Second quarter	28.85	23.93
First quarter	29.81	22.14
Fiscal Year 2011
Fourth quarter	$27.53	$21.74
Third quarter	28.31	19.00
Second quarter	32.49	24.98
First quarter	32.11	21.43

STOCK PERFORMANCE GRAPH
The following graph compares the percentage changes in the cumulative total stockholder return on the Company’s Common Stock for the five-year period ended February 2, 2013, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Retailers, Apparel Index for the same period. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at February 2, 2008 and assume that all dividends, if any, were reinvested. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ANN Inc., the S&P 500 Index, and the Dow Jones US Apparel Retailers Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2/2/08
1/31/09
1/30/10
1/29/11
1/28/12
2/2/13
ANN Inc.
S&P 500
Dow Jones US Apparel Retailers

*$100 invested on 2/2/08 in stock or 1/31/08 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2013 Dow Jones & Co. All rights reserved.

We have never paid cash dividends on our common stock. Any determination to pay cash dividends is at the discretion of our Board of Directors, which considers it on a periodic basis. In addition, as a holding company, our ability to pay dividends is dependent upon the receipt of dividends or other payments from our subsidiaries, including our wholly-owned subsidiary AnnTaylor, Inc. The payment of dividends by AnnTaylor, Inc. to us is subject to certain restrictions under our Credit Facility. We are also subject to certain restrictions contained in the Credit Facility on the payment of cash dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The following table sets forth information concerning purchases of our common stock for the periods indicated, which upon repurchase, are classified as treasury shares available for general corporate purposes:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
October 28, 2012 to November 24, 2012	6,356	$33.57	—	$109,084
November 25, 2012 to December 29, 2012	638,106	33.00	637,000	88,063
December 30, 2012 to February 2, 2013	1,190,350	32.76	1,189,925	49,084
	1,834,812		1,826,925

(1)
Includes a total of 7,887 shares of restricted stock purchased in connection with employee tax withholding obligations under employee equity compensation plans, which are not purchases under the Company’s publicly announced program.

(2)
On March 8, 2011, our Board of Directors approved a $200 million expansion of our existing securities repurchase program (the “Repurchase Program”) to a total of $600 million. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. We repurchased 1,826,925 shares under the Repurchase Program during the fourth quarter of Fiscal 2012. As of February 2, 2013, and as of March 8, 2013, the date of this Report, approximately $49.1 million remained available under the Repurchase Program.

The information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is provided in Item 12.

ITEM 6.	Selected Financial Data.
The following historical Consolidated Statements of Operations and Consolidated Balance Sheet information has been derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this document. All references to years are to our fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. All fiscal years for which financial information is set forth below contain 52 weeks, except for the fiscal year ended February 2, 2013, which includes 53 weeks.

Fiscal Year Ended
February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
(in thousands, except earnings per share and store count information)
Consolidated Statements of Operations:
Net sales	$2,375,509	$2,212,493	$1,980,195	$1,828,523	$2,194,559
Cost of sales	1,073,167	1,004,350	876,201	834,188	1,139,753
Gross margin	1,302,342	1,208,143	1,103,994	994,335	1,054,806
Selling, general and administrative expenses	1,135,551	1,062,644	978,580	966,603	1,050,560
Restructuring charges	—	—	5,624	36,368	59,714
Asset impairment charges	—	—	—	15,318	29,590
Goodwill impairment charge	—	—	—	—	286,579
Operating income/(loss)	166,791	145,499	119,790	(23,954)	(371,637)
Interest and investment income/(expense), net	1,051	(1,052)	(668)	(2,156)	215
Other non-operating income/(expense), net (1)	(189)	—	—	—	—
Income/(loss) before income taxes	167,653	144,447	119,122	(26,110)	(371,422)
Income tax provision/(benefit)	65,068	57,881	45,725	(7,902)	(37,516)
Net income/(loss)	$102,585	$86,566	$73,397	$(18,208)	$(333,906)
Basic earnings/(loss) per share	$2.13	$1.66	$1.26	$(0.32)	$(5.82)
Diluted earnings/(loss) per share	$2.10	$1.64	$1.24	$(0.32)	$(5.82)
Weighted average shares outstanding	47,494	51,200	57,203	56,782	57,366
Weighted average shares outstanding, assuming dilution	48,094	52,029	58,110	56,782	57,366

Consolidated Operating Information:
Percentage increase/(decrease) in comparable sales (2)	3.3%	6.8%	10.7%	(17.4)%	(13.4)%
Number of stores:
Open at beginning of period	953	896	907	935	929
Opened during the period	63	76	24	14	66
Closed during the period	(32)	(19)	(35)	(42)	(60)
Open at the end of the period	984	953	896	907	935
Total store square footage at end of period	5,685	5,584	5,284	5,348	5,492
Capital expenditures (3)	$149,737	$124,448	$64,367	$35,736	$100,195
Depreciation and amortization	$97,829	$94,187	$95,523	$104,351	$122,222
Working capital turnover (4)	13.2	x	9.7	x	8.0	x	10.5x	14.0x
Inventory turnover (5)	5.0	x	4.9	x	4.8	x	4.9	x	5.4	x

Consolidated Balance Sheet Information:
Working capital	$169,275	$189,420	$268,005	$229,521	$118,013
Total assets	942,205	887,681	926,820	902,141	960,439
Total stockholders’ equity	385,110	363,877	423,445	417,186	416,512
(Footnotes on following page)

(Footnotes for preceding page)

(1)	Other non-operating income/(expense), net consists of foreign currency transaction gains or losses.

(2)
Comparable sales provide a measure of existing store sales performance. A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening. Sales from our Online Stores are also included in comparable sales. In a fiscal year with 53 weeks, such as in Fiscal 2012, sales in the last week of that fiscal year are excluded from comparable sales.

(3)
Capital expenditures are accounted for on the accrual basis and include net non-cash transactions totaling $2.5 million, $5.5 million, $3.2 million, $(2.8) million and $(10.1) million, in Fiscal 2012, 2011, 2010, 2009 and 2008, respectively. The non-cash transactions are primarily related to the purchase of property and equipment on account.

(4)	Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.

(5)	Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Management Overview
Fiscal 2012 was a very strong year for ANN INC., reflecting solid top-line growth, improved gross margin performance and double-digit percentage increases in operating income, net income and diluted earnings per share compared with Fiscal 2011. These results were driven by strong client response to our product offering throughout much of the year, as well as the positive effects of our strategic growth initiatives. We provided our clients with seamless access to our Ann Taylor and LOFT merchandise through the first-phase launch of our multi-channel initiative in Fall 2012. In addition, we successfully executed our real estate strategy, adding 63 new stores across the fleet, which included three new stores in Toronto, Canada, marking the first step in growing our brands internationally.
At the Ann Taylor brand, overall comparable sales increased 1.1%, on top of a 5.2% increase in Fiscal 2011. At our multi-channel Ann Taylor business, which includes Ann Taylor stores and anntaylor.com, comparable sales increased 1.8%, while at Ann Taylor Factory, comparable sales declined 0.5%. Results at Ann Taylor reflected the impact of our 2012 strategies for the brand, which included offering a better balance of fashion and basics within each merchandise category, more depth in key fashion items and a greater breadth of the assortment at opening price points. In addition, we continued efforts to create a more engaging and personalized in-store experience for our client and lowered our promotional stance, which resulted in higher gross margin rate performance as compared to Fiscal 2011.
The LOFT brand delivered a comparable sales increase of 4.8% in Fiscal 2012, on top of an 8.0% increase in Fiscal 2011. At our multi-channel LOFT business, which includes LOFT stores and LOFT.com, comparable sales increased 5.8%, which was partially offset by a decrease of 1.5% in the LOFT Outlet channel. Clients responded positively to LOFT's merchandise assortments, which contributed to an overall increase in full price sell-through as compared to Fiscal 2011, despite the effect of a fourth quarter merchandise offering that was overinvested in bright colors. Gross margin rate performance was slightly below Fiscal 2011 levels, due in part to a higher promotional stance during the fourth quarter of Fiscal 2012.
Our Fiscal 2012 real estate strategy was focused on expanding our store presence at both brands, enhancing store productivity across the entire fleet and opening our first international stores in Canada, as well as continued execution of selective store closures.  At the Ann Taylor brand, we opened 11 new Ann Taylor stores, including two stores in Canada, and updated or right-sized an additional 121 existing stores to reflect our new brand aesthetic. As a result of these capital investments, nearly two-thirds of the Ann Taylor store fleet now reflects our new brand aesthetic. At Ann Taylor Factory, we opened three new stores during Fiscal 2012. At LOFT, we continued to move forward with the expansion of our LOFT brand store fleet, opening 26 new LOFT stores, primarily in small- to mid-markets, including our first international LOFT store in Canada. We also opened 23 new LOFT Outlet stores in Fiscal 2012.
Throughout Fiscal 2012, we demonstrated our commitment to enhance shareholder value and maintain a healthy balance sheet and cash position. We repurchased 4.9 million shares of our common stock, representing nearly 10% of outstanding shares, at a cost of $135 million, closing the year with $167 million in cash and no bank debt. We also continued to closely manage inventory levels throughout the year, and ended the year with total inventory per square foot flat as compared to Fiscal 2011.
Looking ahead, our focus in Fiscal 2013 is to continue to move forward with our initiatives to strengthen our connection to our client, both by keeping existing loyal clients engaged and attracting new clients to shop our brands.  We plan to continue efforts to optimize our store portfolio and enhance our in-store shopping experience, as well as further our Canadian expansion.  We also expect to continue to grow our e-commerce business by further capitalizing on our recently launched multi-channel capabilities, offering our clients a more personalized online shopping experience and adding international shipping capabilities in certain countries outside the United States at both of our Online Stores.  Finally, we intend to use our strong free cash flow to invest in the profitable growth of ANN INC. as a means of delivering value to our shareholders.

Key Performance Indicators
In evaluating our performance, senior management reviews certain key performance indicators, including:

•
Comparable sales – Comparable sales ("comps") provide a measure of existing store sales performance. A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of more than 15% is treated as a new store for the first year following its reopening. Sales from our Online Stores are also included in comparable sales. In a fiscal year with 53 weeks, such as Fiscal 2012, sales in the last week of that fiscal year are excluded from comparable sales.

•
Gross margin – Gross margin measures our ability to control the direct costs of merchandise sold during the period. Gross margin is the difference between net sales and cost of sales, which includes the cost of merchandise sold; costs to transport merchandise from third-party suppliers to our distribution center, including customs costs; costs associated with our sourcing operations; costs associated with the fulfillment and shipment of online and multi-channel sales; depreciation related to merchandise management systems; sample development costs; and the direct costs of our credit card loyalty program. Buying and occupancy costs are excluded from cost of sales.

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

Results of Operations
The following table sets forth data from our Consolidated Statements of Operations expressed as a percentage of net sales. All fiscal years presented contain 52 weeks, except for the fiscal year ended February 2, 2013, which includes 53 weeks:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	45.2%	45.4%	44.2%
Gross margin	54.8%	54.6%	55.8%
Selling, general and administrative expenses	47.8%	48.0%	49.4%
Restructuring	—%	—%	0.3%
Operating income	7.0%	6.6%	6.1%
Interest and investment income/(expense), net	—%	(0.1)%	(0.1)%
Other non-operating expense, net	—%	—%	—%
Income before income taxes	7.0%	6.5%	6.0%
Income tax provision	2.7%	2.6%	2.3%
Net income	4.3%	3.9%	3.7%

The following table sets forth selected data from our Consolidated Statements of Operations expressed as a percentage change from the prior period. All fiscal years presented contain 52 weeks, except for the fiscal year ended February 2, 2013, which includes 53 weeks:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	7.4%	11.7%	8.3%
Gross margin	7.8%	9.4%	11.0%
Operating income	14.6%	21.5%	600.1%
Net income	18.5%	17.9%	503.1%
Sales and Sales Metrics
During Fiscal 2012, we revised the presentation of certain sales data from a channel-specific approach that segregated store sales from online sales at a brand level, to an approach that considers the impact of our multi-channel initiative on total brand sales. All prior year sales, comparable sales and sales-related metrics have been adjusted to conform to the current year presentation. In addition, all fiscal years presented contain 52 weeks, except for the fiscal year ended February 2, 2013, which includes 53 weeks.

	Fiscal Year Ended
	February 2, 2013		January 28, 2012		January 29, 2011
	Sales	Comp %	Sales	Comp %	Sales	Comp %
	($ in thousands)
Sales and Comparable Sales
Ann Taylor brand
Ann Taylor (1)	$644,486	1.8%	$618,446	4.9%	$595,670	23.5%
Ann Taylor Factory	300,738	(0.5)%	289,406	5.7%	268,016	9.3%
Total Ann Taylor brand	945,224	1.1%	907,852	5.2%	863,686	18.7%
LOFT brand
LOFT (2)	1,202,244	5.8%	1,114,911	7.5%	1,040,246	4.2%
LOFT Outlet	228,041	(1.5)%	189,730	14.2%	76,263	21.2%
Total LOFT brand	1,430,285	4.8%	1,304,641	8.0%	1,116,509	5.0%
Total Company	$2,375,509	3.3%	$2,212,493	6.8%	$1,980,195	10.7%

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Sales-Related Metrics
Average Dollars Per Transaction ("DPT")
Ann Taylor brand	$77.67	$78.90	$80.22
LOFT brand	60.38	62.20	60.17
Average Units Per Transaction ("UPT")
Ann Taylor brand	2.36	2.34	2.29
LOFT brand	2.55	2.58	2.40
Average Unit Retail ("AUR")
Ann Taylor brand	$32.91	$33.72	$35.03
LOFT brand	23.68	24.11	25.07

(1)	Includes sales at Ann Taylor stores and anntaylor.com.

(2)	Includes sales at LOFT stores and LOFT.com.

Store Data
The following table sets forth certain store data:

	Fiscal Year Ended
	February 2, 2013		January 28, 2012		January 29, 2011
	Stores	Square Feet	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Ann Taylor brand
Ann Taylor	275	1,389	280	1,460	266	1,453
Ann Taylor Factory	101	696	99	700	92	668
Total Ann Taylor brand	376	2,085	379	2,160	358	2,121
LOFT brand
LOFT	512	2,950	500	2,904	502	2,930
LOFT Outlet	96	650	74	520	36	233
Total LOFT brand	608	3,600	574	3,424	538	3,163
Total Company	984	5,685	953	5,584	896	5,284
Number of:
Stores open at beginning of period	953	5,584	896	5,284	907	5,348
New stores	63	340	76	473	24	138
Downsized/expanded stores, net (1)	—	(69)	—	(58)	—	(14)
Closed stores	(32)	(170)	(19)	(115)	(35)	(188)
Stores open at end of period	984	5,685	953	5,584	896	5,284
Converted stores (2)	—	—	—	—	10	—

(1)
During Fiscal 2012, we downsized 18 Ann Taylor stores, four Ann Taylor Factory stores, five LOFT stores and one LOFT Outlet store. During Fiscal 2011, we downsized 11 Ann Taylor stores and three Ann Taylor Factory stores. During Fiscal 2010, we downsized five Ann Taylor stores and two LOFT stores and expanded one Ann Taylor store.

(2)	During Fiscal 2010, we converted six Ann Taylor stores to LOFT stores and four LOFT stores to LOFT Outlet stores. There were no store conversions in Fiscal 2012 or Fiscal 2011.

Comparison of Fiscal Years 2012 and 2011

Total net sales increased approximately $163.0 million, or 7.4%, in Fiscal 2012 as compared with Fiscal 2011, with comparable sales increasing 3.3%. Approximately $25.4 million of the increase in total net sales was due to the effect of the 53rd week in Fiscal 2012. Despite challenges in the back half of the year, due, in part, to the lingering effects of Superstorm Sandy in the Northeast region, both brands experienced increases in total net sales and comparable sales in Fiscal 2012. Both brands also benefited from the third-quarter launch of the first phase of our multi-channel initiative, which enabled store order fulfillment of internet sales, and contributed to higher traffic and conversion. In addition, during Fiscal 2012, we recognized $6.6 million in revenue related to gift card and merchandise credit breakage, where we determined there was no legal obligation to escheat the value of the cards under unclaimed property laws and the likelihood of redemption was considered remote. Fiscal 2012 is the first period during which we recognized gift card and merchandise credit “breakage,” and therefore includes the breakage income related to gift cards sold and merchandise credits issued since inception of these programs.
At the Ann Taylor brand, total net sales increased approximately $37.4 million, or 4.1%, in Fiscal 2012 as compared with Fiscal 2011, with comparable sales increasing 1.1%. Sales at our multi-channel Ann Taylor business, which includes Ann Taylor stores and anntaylor.com, benefited from a merchandise mix that reflected the brand's updated assortment and pricing strategies. In addition, beginning in late Spring, our merchandise assortments offered a much higher penetration of color and a broader range of relevant fashion at opening price points, contributing to higher traffic, conversion and UPTs. At Ann Taylor Factory, we experienced a 3.9% increase in total net sales, due to higher UPTs, an increase in conversion and the addition of three new stores, partially offset by the effect of a decrease in traffic.

At the LOFT brand, total net sales increased $125.6 million, or 9.6%, in Fiscal 2012 as compared with Fiscal 2011, with comparable sales up 4.8%. At our multi-channel LOFT business, which includes LOFT stores and LOFT.com, clients responded positively to the brand's entire merchandise assortment, however, our full-year results were impacted by a fourth-quarter investment in bright colors that did not resonate with our clients during the holiday season. While this impacted our fourth quarter top-line results, for the full-year period, we experienced increases in both traffic and conversion, which contributed to higher full-price sell-through. At LOFT Outlet, we experienced higher conversion and an increase in UPTs, however, inventory levels were constrained in the back half of Fiscal 2012, which contributed to a comparable sales decrease of 1.5% for the full-year period.
Comparison of Fiscal Years 2011 and 2010
Total net sales increased approximately $232.3 million, or 11.7%, in Fiscal 2011 as compared with Fiscal 2010 with comparable sales increasing 6.8%. Full-price sell-through increased over last year at both brands, with significant increases in the LOFT Stores channel. Both brands experienced comparable sales gains for the year, with significant double-digit comparable sales percentage growth at our Online Stores and at LOFT Outlet. By brand, Ann Taylor’s net sales increased approximately $44.2 million, or 5.1% in Fiscal 2011 as compared with Fiscal 2010, as comparable sales increased 5.2%. At the LOFT brand, net sales increased $188.1 million, or 16.9%, in Fiscal 2011 as compared with Fiscal 2010, with comparable sales up 8.0%.
Ann Taylor’s Fiscal 2011 results were impacted by a miss in the print and novelty components of the Ann Taylor stores channel merchandise assortment in late Spring and a merchandise mix during the Fall season that lacked depth in fashion and did not offer enough choices at opening price points. Although traffic remained steady across all channels, we were more promotional than planned in the Ann Taylor stores channel, particularly during the back half of the year. This resulted in lower AURs and DPTs and contributed to a 1.2% decrease in comparable sales. At anntaylor.com, we experienced significant top-line growth over last year, with comparable sales increasing 36.8%, driven by increases in traffic, conversion and average order value. Sales at Ann Taylor Factory stores were also up, reflecting a 5.7% increase in comparable sales and the addition of seven new stores.
LOFT's Fiscal 2011 results reflected client acceptance of the brand's feminine, casual fashion and value proposition, particularly in the LOFT stores channel, where comparable sales increased 5.4%. The brand also experienced higher levels of full-price sell-through, as well as year-over-year increases in DPTs and UPTs. LOFT also experienced strong top-line growth at LOFT.com, reflecting increases in traffic, conversion, and average order value. In addition, sales at LOFT Outlet increased significantly as a result of a 14.2% increase in comparable sales and our accelerated Spring 2011 expansion in this channel.
Our net sales do not show significant seasonal variation. As a result, we have not had significant overhead and other costs generally associated with large seasonal variations.

Cost of Sales and Gross Margin
Because retailers do not uniformly record supply chain, buying and/or occupancy costs as cost of sales or selling, general and administrative expenses, our gross margin and selling, general and administrative expenses, both in dollars and as a percentage of net sales, may not be comparable to other retailers. For additional information regarding costs classified in “Cost of sales” and “Selling, general and administrative expenses,” on our Consolidated Statements of Operations, refer to Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.
The following table presents cost of sales and gross margin in dollars and as a percentage of net sales:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(dollars in thousands)
Cost of sales	$1,073,167	$1,004,350	$876,201
Gross margin	$1,302,342	$1,208,143	$1,103,994
Percentage of net sales	54.8%	54.6%	55.8%
Gross margin as a percentage of net sales was 54.8% in Fiscal 2012, an increase from 54.6% in Fiscal 2011. Our full-year gross margin results were positively impacted by favorable client response to our merchandise offerings, which enabled fewer store-wide promotions and more targeted promotional activity during most of the year.  This contributed to higher merchandise gross margin rate performance as compared to Fiscal 2011.  In addition, our full-year gross margin rate performance was positively impacted by the gross margin effect of gift card and merchandise credit breakage. These improvements were partially offset by a period-over-period increase in client shipping costs during the back half of Fiscal 2012, due, in part, to the effect of our multi-channel initiative.

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
Selling, General and Administrative Expenses
The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(dollars in thousands)
Selling, general and administrative expenses	$1,135,551	$1,062,644	$978,580
Percentage of net sales	47.8%	48.0%	49.4%
Selling, general and administrative expenses in Fiscal 2012 increased approximately $72.9 million compared with Fiscal 2011. This increase was primarily due to higher payroll and occupancy costs associated with our store growth, an overall increase in variable costs related to higher net sales and other expenses to support the expansion of our business. These increases were partially offset by a decrease in certain performance-based compensation expense. As a percentage of net sales, selling, general and administrative expenses decreased 0.2% as compared to Fiscal 2011, primarily due to fixed cost leveraging as a result of higher net sales and a reduction in certain performance-based compensation expense, partially offset by an increase in expenses supporting the expansion of our business.
Selling, general and administrative expenses in Fiscal 2011 increased approximately $84.1 million compared with Fiscal 2010. This increase was primarily due to higher payroll and occupancy costs associated with our store growth, primarily in the factory outlet channel, an overall increase in variable costs related to higher net sales, an increase in marketing expenses and severance and related costs associated with the separation of the former Brand President, Ann Taylor division. These increases were partially offset by a decrease in performance-based compensation expense. The decrease in selling, general and administrative expenses as a percentage of net sales in Fiscal 2011 as compared to Fiscal 2010 was primarily due to fixed cost leveraging as a result of higher net sales, restructuring savings and our continued focus on expense management.
Income Taxes
The following table presents our income tax provision/(benefit) and effective income tax rate:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(dollars in thousands)
Income tax provision	$65,068	$57,881	$45,725
Effective income tax rate	38.8%	40.1%	38.4%
Our effective income tax rate decreased in Fiscal 2012 as compared with Fiscal 2011, primarily due to tax positions that were considered effectively settled during Fiscal 2012, partially offset by a change in the mix of earnings in various state taxing jurisdictions. Our effective income tax rate increased in Fiscal 2011 as compared with Fiscal 2010, primarily due to a change in the mix of earnings in various state taxing jurisdictions and certain other discrete items. See Note 8, “Income Taxes” in the Notes to the Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. Our primary ongoing cash requirements relate to the purchase of inventory and property and equipment.

The following table sets forth certain measures of our liquidity:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(dollars in thousands)
Cash provided by operating activities	$258,909	$207,828	$164,311
Working capital	$169,275	$189,420	$268,005
Current ratio	1.50:1	1.66:1	1.95:1
Operating Activities
Cash provided by operating activities increased $51.1 million, to $258.9 million, in Fiscal 2012 as compared to Fiscal 2011. This increase was primarily due to the result of higher net income adjusted for non-cash expenses and changes in merchandise inventories, accounts payable and accrued expenses, with the latter driven by changes in short-term compensation accruals.  These increases were partially offset by changes in prepaid expenses and other current assets, primarily related to the timing of February rent payments.
Cash provided by operating activities increased $43.5 million to $207.8 million in Fiscal 2011 as compared to Fiscal 2010 due to higher net income adjusted for non-cash expenses, changes in long-term compensation and prepaid expenses. These increases were partially offset by an increase in accounts receivable driven by higher sales and reductions in current compensation-related accruals.
Merchandise inventories increased approximately $3.4 million, or 1.6%, in Fiscal 2012 from Fiscal 2011, consistent with our comparable sales increase and our increase in the number of stores. On a per-square-foot basis, merchandise inventories remained flat at approximately $34 at the end of both periods. Inventory turned 5.0 times in Fiscal 2012 compared with 4.9 times in Fiscal 2011.
Investing Activities
Cash used for investing activities was $149.9 million in Fiscal 2012, compared with $120.5 million in Fiscal 2011. Cash used for investing activities in Fiscal 2012 was primarily related to capital expenditures associated with new store openings, store refurbishment projects and investments in technology.
Cash used for investing activities was $120.5 million in Fiscal 2011, compared with $57.2 million in Fiscal 2010. Cash used for investing activities in Fiscal 2011 was primarily related to capital expenditures associated with new store openings, store refurbishment projects and investments in technology. During Fiscal 2011, we opened 76 new stores, as compared with 24 new stores in Fiscal 2010.
The following table sets forth a breakdown of our accrual-basis capital expenditures:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
New store construction	$76,631	$59,336	$25,433
Store renovation/refurbishment	45,524	36,505	14,172
Information systems	23,298	26,747	22,953
Corporate offices/distribution center	3,792	1,380	779
Other	492	480	1,030
Total	$149,737	$124,448	$64,367

We expect our total capital expenditure requirements in Fiscal 2013 will be approximately $165 million. Of this amount, approximately $55 million will be spent on new store construction, driven by the planned opening of approximately 65 stores. Approximately $85 million will be spent on 45 planned downsizes and remodels and other store renovation and refurbishment programs. This is expected to result in a net increase in total square footage of approximately 135,000 square feet, or approximately 2% from Fiscal 2012. In addition, approximately $25 million is planned for continued investments in information systems, technology and further integration of our Online Stores through additional enhancements to website functionality. The actual amount of our capital expenditures will depend in part on the number of stores opened, expanded and refurbished. To finance our capital requirements, we expect to use internally generated funds. See “Business - Retail Stores” for further discussion.

Financing Activities
Cash used for financing activities was $92.2 million in Fiscal 2012, compared with $163.8 million in Fiscal 2011. Cash used for financing activities in Fiscal 2012 was primarily due to the repurchase of $140.8 million of our common stock, partially offset by cash inflows related to an increase in stock option exercise activity.
Cash used for financing activities was $163.8 million in Fiscal 2011, compared with $84.9 million in Fiscal 2010. Cash used for financing activities in Fiscal 2011 was primarily due to the repurchase of $180.3 million of our common stock, partially offset by excess tax benefits related to stock-based compensation and cash inflows related to stock option exercises.

Revolving Credit Facility
On December 19, 2012, the Company’s wholly-owned subsidiary, AnnTaylor, Inc., and certain of its subsidiaries, entered into a Fourth Amended and Restated $250 million senior secured revolving credit facility with Bank of America, N.A. and a syndicate of lenders, which amended the existing senior secured revolving credit facility due to expire in April 2013. The Credit Facility extended the maturity date to December 19, 2017, established a $75 million sub-facility solely for loans and letters of credit to be provided to ANN Canada Inc., and increased our option to expand the total facility and the aggregate commitments thereunder up to $400 million, subject to the lenders' agreement to increase their commitment for the requested amount. In addition, the margin added to the LIBOR rate for borrowing under the Credit Facility was reduced to between 1.25% - 1.50% from a previous range of 1.25% - 1.75%, depending upon the Average Daily Availability as defined in the Credit Facility and the monthly commitment fee on the unused revolving loan commitment was reduced to between 0.20% - 0.25% per annum, where it was previously 0.325% - 0.375% per annum. The Credit Facility may be used for working capital, letters of credit and other corporate purposes and contains an acceleration clause which, upon the occurrence of an Event of Default, which includes, but is not limited to, a Material Adverse Effect, as defined in the Credit Facility, may cause any outstanding borrowings to become immediately due and payable.
The maximum availability for loans and letters of credit under the Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages to certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $14.1 million, $16.7 million and $17.6 million as of February 2, 2013, January 28, 2012 and January 29, 2011, respectively, leaving a remaining available balance for loans and letters of credit of $150.8 million, $146.4 million and $120.2 million as of February 2, 2013, January 28, 2012 and January 29, 2011, respectively. There were no borrowings outstanding under the Credit Facility at February 2, 2013, January 28, 2012, or as of March 8, 2013, the date of this Report.
The Credit Facility permits us to pay cash dividends (and permits dividends by AnnTaylor, Inc. to fund such cash dividends) subject to certain Liquidity requirements (as defined in the Credit Facility) and other conditions as set forth in the Credit Facility. Subject, in some cases, to certain exceptions, certain of our subsidiaries are also permitted to pay dividends to us to fund certain taxes owed by us; fund ordinary operating expenses not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year; and for certain other stated purposes. See Note 4, “Revolving Credit Facility,” in the Notes to the Consolidated Financial Statements for further discussion of the Credit Facility.

Repurchase Program
On March 8, 2011, our Board of Directors approved a $200 million expansion of our Repurchase Program, bringing the total authorized under the Repurchase Program to $600 million. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, we repurchased 4.9 million, 7.3 million and 4.2 million shares of our common stock, respectively, through open market purchases under the Repurchase Program, at a cost of $135 million, $175 million, and $100 million, respectively. As of February 2, 2013 and March 8, 2013, the date of this Report, approximately $49.1 million remained available under the Repurchase Program.

Other
We have significant amounts of cash and cash equivalents on deposit at FDIC-insured financial institutions that are currently in excess of federally insured limits. Since the deposit insurance provisions of the Dodd-Frank Wall Street Reform Act expired on December 31, 2012, and because our Credit Facility contains certain restrictions on permitted investments, we cannot be assured that we will not experience losses with respect to cash on deposit. We continually evaluate our deposit investment options in accordance with our corporate investment policy.

As of February 2, 2013 , we had $3.0 million invested in foreign bank accounts, of which the majority was held in Canadian dollars. As of January 28, 2012, we had $0.5 million invested in foreign bank accounts. As we continue to expand outside of the United States, we expect to continue to generate cash from non-U.S. operations. We expect to manage our worldwide cash requirements considering available funds generated by the foreign subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and other international subsidiaries when it is cost effective to do so. Our intent is to indefinitely reinvest all of these funds outside of the United States, however, we will continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations.
We have a credit card program that offers eligible clients in the United States the choice of a private label or co-branded credit card. All cardholders are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. We provide the sponsoring bank with marketing support of the program, and use our sales force to process credit card applications for both the private label and co-branded credit cards. As part of the program, which began in October 2008 and has a 6.5 year term, we received an upfront signing bonus from the sponsoring bank. We also receive ongoing payments for new accounts activated, as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting and accordingly, are recognized as revenue ratably based on the total projected revenues over the term of the agreement.
Certain judgments and estimates underlie our projected revenues and related expenses under the credit card program, including projected future store counts, the number of applications processed, our projected sales growth and points breakage, among other things. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, we recognized approximately $17.8 million, $16.5 million and $14.8 million of revenue related to the credit card program, respectively. At February 2, 2013, January 28, 2012 and January 29, 2011, approximately $3.0 million, $4.4 million and $5.8 million, respectively, of deferred credit card income is included in “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs, net of points breakage, related to the client loyalty program. These costs are included in either “Cost of sales” or in “Net sales” as a sales discount, as appropriate. The cost of sales impact, net of points breakage, was approximately $5.7 million, $3.8 million and $0.3 million and the sales discount impact was approximately $6.8 million, $5.5 million and $3.0 million in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
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
Our funding obligations and liability under the terms of the Pension Plan are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on Pension Plan assets. The discount rate enables us to state expected future cash payments for pension benefits as a present value on the measurement date. A lower discount rate increases the present value of the benefit obligations and increases pension expense. The discount rate selected was based on a yield curve which uses expected cash flows from the Pension Plan and then discounts those cash flows with the bond rate for that period. This resulted in a discount rate of 4.35%. A one percent decrease in the assumed discount rate would increase total net periodic pension expense for Fiscal 2013 by $1.3 million and would increase the liability for pension benefits at February 2, 2013 by $8.9 million. A one percent increase in the assumed discount rate would decrease total net periodic pension expense for Fiscal 2013 by $0.7 million and would decrease the liability for pension benefits at February 2, 2013 by $6.6 million.
Pension Plan assets as of February 2, 2013 were allocated 36% in equities, and 64% in bond-related funds. For the purposes of developing long-term rates of return, it was assumed that the short-term investments were reallocated to equities and bond-related funds, yielding assumed long-term rates of return of 7.8% and 3.9%, respectively. To develop the expected long-term rate of return on Pension Plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. A lower expected rate of return on Pension Plan assets would increase pension expense. Our expected long-term rate of return on Pension Plan assets was 5.10% and 6.25% for Fiscal 2012 and Fiscal 2011. A one percent change in the long-term rate of return assumption would impact Fiscal 2013 pension expense by approximately $0.3 million.

Pension costs, excluding settlement charges, in Fiscal 2012 were $1 million higher than Fiscal 2011 due to a lower discount rate and a lower expected rate of return. Pension costs in Fiscal 2011 were $0.4 million lower than pension costs in Fiscal 2010 as a result of our Pension Plan assets experiencing gains in Fiscal 2010. Due to the large amount of lump sum distributions in 2012, pension expense for Fiscal 2013, excluding any potential settlement charges, is projected to be approximately $0.8 million, or $0.2 million lower than pension expense, excluding settlement charges, in Fiscal 2012. Our Pension Plan is invested in readily-liquid investments, primarily equity and debt securities. Although we were not required to make a contribution to the Pension Plan in Fiscal 2012 or Fiscal 2011, any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan in Fiscal 2013.
In Fiscal 2012, we initiated a communication to certain eligible Pension Plan participants with vested benefits to elect a lump-sum distribution. As a result of this effort, we made $8.7 million in lump-sum distribution payments, which resulted in a $1.5 million pension settlement charge in the fourth quarter of Fiscal 2012. In addition, since the total amount of lump sum pension distribution payments made to Pension Plan participants in the normal course of business exceeded the interest component of pension expense during Fiscal 2012 and Fiscal 2010, we recognized additional non-cash settlement charges of $0.3 million in both fiscal years. All such Pension Plan settlement charges were included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations. There were no such settlement charges in Fiscal 2011.
We are self-insured for expenses related to our employee point of service medical plan, our workers’ compensation plan, general liability plan and for short-term and long-term disability, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, third-party actuaries, historical analysis and other relevant data. We believe we have taken reasonable steps to ensure that we are adequately accrued for incurred costs related to these programs at February 2, 2013.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.
Contractual Obligations
We have various contractual obligations, some of which are recorded as liabilities in our Consolidated Balance Sheets if the related goods or services were received prior to February 2, 2013. Other items, such as leases, purchase commitments and other contractual obligations represent future liabilities and may not be recognized as liabilities in our Consolidated Balance Sheets.
The following table sets forth our significant contractual obligations as of February 2, 2013:

	Payments Due by Fiscal Year
	Total	2013	2014-2015	2016-2017	2018 And After
	(in thousands)
Long-term debt (1)	$1,030	$824	$206	$—	$—
Capital leases (2)	560	448	112	—	—
Operating leases (3)	1,356,649	210,553	387,223	300,566	458,307
Purchase obligations:
New store construction (4)	2,795	2,795	—	—	—
Merchandise (5)	234,522	234,522	—	—	—
Information services (6)	51,707	20,412	31,295	—	—
Other (7)	30,760	28,195	2,559	6	—
Total	$1,678,023	$497,749	$421,395	$300,572	$458,307

(Footnotes on following page)

(1)	Represents finance arrangements relating to support and maintenance associated with certain computer equipment on our Consolidated Balance Sheet.

(2)	Represents capital leases with four-year terms relating to certain computer equipment recorded on our Consolidated Balance Sheet as of February 2, 2013.

(3)
Represents future minimum lease payments under non-cancelable operating leases in effect as of February 2, 2013. The minimum lease payments above also do not include common area maintenance ("CAM") charges or real estate taxes, which are required contractual obligations under our store and office operating leases but are generally not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2012, Fiscal 2011 and Fiscal 2010 were $78.8 million, $70.4 million and $68.6 million, respectively.

(4)	Represents purchase commitments for Fiscal 2013 store construction not recorded on our Consolidated Balance Sheet as of February 2, 2013.

(5)	Represents open purchase orders with vendors for merchandise not yet received or recorded on our Consolidated Balance Sheet as of February 2, 2013.

(6)
Represents outsourcing of certain back-office functions, consulting, maintenance and license agreements for services to be provided and/or software not yet received or recorded on our Consolidated Balance Sheet as of February 2, 2013.

(7)	Represents contractual commitments or open purchase orders for non-merchandise goods or services not received or recorded on our Consolidated Balance Sheet as of February 2, 2013.
There were no borrowings outstanding under the Credit Facility as of February 2, 2013. The Credit Facility contains a provision for commitment fees related to the unused revolving loan commitment and outstanding letters of credit, which are not included in the above table because these charges are not fixed and can fluctuate from year to year due to various circumstances. Total commitment fees were $0.9 million in each of Fiscal 2012, Fiscal 2011 and Fiscal 2010.
The table above also excludes approximately $3.9 million of tax reserves accounted for under ASC 740-10, Income Taxes, as we are unable to reasonably estimate the ultimate amount or timing of any settlement. See Note 8, “Income Taxes,” in the Notes to the Consolidated Financial Statements for further discussion. In addition, as discussed in Note 9, “Retirement Plans,” in the Notes to the Consolidated Financial Statements, we have a long-term liability for our Pension Plan. Minimum pension funding requirements are not included in the table above as such amounts are not readily determinable.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amended ASC 220-10, Comprehensive Income, and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and also requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, Presentation of Comprehensive Income, which indefinitely deferred the requirement of ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which sets forth additional disclosure requirements for items reclassified out of accumulated other comprehensive income and into net income that will be effective for annual reporting periods beginning after December 15, 2012. We adopted ASU 2011-05, as modified by ASU 2011-12, in the first quarter of Fiscal 2012, by presenting separate but consecutive statements. See the Consolidated Statements of Comprehensive Income. We will adopt the disclosures required by ASU 2013-02 in the first quarter of Fiscal 2013.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities. Actual results could differ from these estimates.
Based on the above, we have determined that our most critical accounting policies are those related to merchandise inventory valuation, asset impairment, income taxes and stock and incentive-based compensation. These policies are also discussed in the Notes to the Consolidated Financial Statements and in relevant sections of this discussion and analysis.

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
Asset Impairment
Long-lived tangible assets are accounted for under ASC 360-10, Property, Plant, and Equipment. Long-lived assets are reviewed periodically for impairment or when events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Management estimates future pre-tax cash flows at a store level (undiscounted and without interest charges) based on historical experience, knowledge and market data. Estimates of future cash flows require that we make assumptions and apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict, as well as other factors such as those outlined in “Risk Factors.” If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value.
Income Taxes
We account for income taxes in accordance with ASC 740-10, Income Taxes, which requires the use of the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. A valuation allowance has been established for deferred tax assets relating to certain tax credits in non-U.S. jurisdictions, since we anticipate that it is not more likely than not that these assets will be realized. In determining the need for a valuation allowance, we are required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which we operate. Our effective tax rate considers our judgment of expected tax liabilities in the various jurisdictions within which we are subject to tax.
The tax effects of uncertain tax positions taken or expected to be taken in income tax returns are recognized only if they are “more likely-than-not” to be sustained on examination by the taxing authorities, based on the technical merits as of the reporting date. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize estimated accrued interest and penalties related to uncertain tax positions in income tax expense.
We are currently under examination by certain state and local taxing jurisdictions. Further, at any given time, multiple tax years may be subject to examination by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon examination, changes in interpretation and changes in judgment utilized in determining estimates. While no adjustments to recorded amounts are anticipated, a 1% variance in our effective tax rate would affect net income after taxes by approximately $1.7 million in Fiscal 2012.
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

The assumptions used to calculate the fair value of stock-based awards and long-term performance compensation expense represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we were to use different assumptions, the expense recorded could be materially different. For stock-based awards, if we were to adjust our forfeiture rate estimates by 5%, the impact to stock-based compensation cost would be approximately $0.5 million. Similarly, if we were to adjust RCP forfeiture rate estimates by 5%, the impact to long-term incentive compensation expense would be approximately $1.8 million. Finally, if we were to adjust the interest rate factors applied to amounts banked under the RCP by five percentage points, the impact to long-term incentive compensation expense would be approximately $1.1 million. See Note 7, “Equity and Incentive Compensation Plans,” in the Notes to the Consolidated Financial Statements for additional information.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We have significant amounts of cash and cash equivalents on deposit at FDIC-insured financial institutions that are currently in excess of federally insured limits. Since the deposit insurance provisions of the Dodd-Frank Wall Street Reform Act expired on December 31, 2012, and because our Credit Facility contains certain restrictions on permitted investments, we cannot be assured that we will not experience losses with respect to cash on deposit in excess of federally insured limits. We continually evaluate our deposit investment options in accordance with our corporate investment policy.
We are exposed to limited market risk, primarily related to foreign currency exchange. We have exchange rate exposure primarily with respect to certain revenues and costs denominated in the Canadian dollar. As of February 2, 2013, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.
AnnTaylor Inc.’s Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of February 2, 2013, we did not hold any investments that did not qualify as cash and cash equivalents.

ITEM 8.	Financial Statements and Supplementary Data.

The following Consolidated Financial Statements of the Company for the years ended February 2, 2013 (53 weeks), January 28, 2012 (52 weeks) and January 29, 2011 (52 weeks) are included as part of this Report (See Item 15):
Consolidated Statements of Operations for the Fiscal Years Ended February 2, 2013 (53 weeks), January 28, 2012 (52 weeks) and January 29, 2011 (52 weeks).
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended February 2, 2013 (53 weeks), January 28, 2012 (52 weeks) and January 29, 2011 (52 weeks).
Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012.
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended February 2, 2013 (53 weeks), January 28, 2012 (52 weeks) and January 29, 2011 (52 weeks).
Consolidated Statements of Cash Flows for the Fiscal Years Ended February 2, 2013 (53 weeks), January 28, 2012 (52 weeks) and January 29, 2011 (52 weeks).
Notes to the Consolidated Financial Statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Report.
Management’s Report on Internal Control over Financial Reporting
The management of ANN INC. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2013 based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of February 2, 2013.
There were no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The Company’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, issued a report on the Company’s internal control over financial reporting, which is included in the Report of Independent Registered Public Accounting Firm, on page 36.

ITEM 9B.	Other Information.

None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the Sections entitled “Election of Class I Directors,” “Executive Officers,” “Corporate Governance,” “Stockholder Proposals for the 2014 Annual Meeting” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders.
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

The information required by this item is incorporated herein by reference to the Sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Sections entitled “Beneficial Ownership of Common Stock” and “Equity Compensation Plans” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Sections entitled “Related Person Transactions,” “Related Person Transactions Policy and Procedures” and “Corporate Governance” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this Annual Report:
1.The following Consolidated Financial Statements of the Company are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm;
Consolidated Statements of Operations for the Fiscal Years Ended February 2, 2013 (53 weeks), January 28, 2012 (52 weeks) and January 29, 2011 (52 weeks);
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended February 2, 2013 (53 weeks), January 28, 2012 (52 weeks) and January 29, 2011 (52 weeks);
Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012;
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended February 2, 2013 (53 weeks), January 28, 2012 (52 weeks) and January 29, 2011 (52 weeks);
Consolidated Statements of Cash Flows for the Fiscal Years Ended February 2, 2013 (53 weeks), January 28, 2012 (52 weeks) and January 29, 2011 (52 weeks); and
Notes to the Consolidated Financial Statements.
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
Date: March 8, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kay Krill	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2013
Kay Krill		Date
/s/ Michael J Nicholson	Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2013
Michael J. Nicholson		Date
/s/ Ronald W. Hovsepian	Non-Executive Chairman of the Board and Director	March 8, 2013
Ronald W. Hovsepian		Date
/s/ James J. Burke, Jr.	Director	March 8, 2013
James J. Burke, Jr.		Date
/s/ Michelle Gass	Director	March 8, 2013
Michelle Gass		Date
/s/ Dale W. Hilpert	Director	March 8, 2013
Dale W. Hilpert		Date
/s/ Linda A. Huett	Director	March 8, 2013
Linda A. Huett		Date
/s/ Michael C. Plansky	Director	March 8, 2013
Michael C. Plansky		Date
/s/ Stacey Rauch	Director	March 8, 2013
Stacey Rauch		Date
/s/ Michael W. Trapp	Director	March 8, 2013
Michael W. Trapp		Date
/s/ Daniel W. Yih	Director	March 8, 2013
Daniel W. Yih		Date

ANN INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	36

Consolidated Financial Statements:

Consolidated Statements of Operations for the Fiscal Years Ended February 2, 2013 (53 weeks), January 28, 2012 (52 weeks) and January 29, 2011 (52 weeks)	37

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended February 2, 2013 (53 weeks), January 28, 2012 (52 weeks) and January 29, 2011 (52 weeks)	38

Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011	39

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended February 2, 2013 (53 weeks), January 28, 2012 (52 weeks) and January 29, 2011 (52 weeks)	40

Consolidated Statements of Cash Flows for the Fiscal Years Ended February 2, 2013 (53 weeks), January 28, 2012 (52 weeks) and January 29, 2011 (52 weeks)	41

Notes to the Consolidated Financial Statements	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANN INC.
New York, NY
We have audited the accompanying consolidated balance sheets of ANN INC. and its subsidiaries (the “Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 2, 2013. We also have audited the Company’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ANN INC. and its subsidiaries as of February 2, 2013 and January 28, 2012, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/    DELOITTE & TOUCHE LLP
New York, New York
March 8, 2013

ANN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For Fiscal Years Ended February 2, 2013, January 28, 2012 and January 29, 2011

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands, except per share amounts)
Net sales	$2,375,509	$2,212,493	$1,980,195
Cost of sales	1,073,167	1,004,350	876,201
Gross margin	1,302,342	1,208,143	1,103,994
Selling, general and administrative expenses	1,135,551	1,062,644	978,580
Restructuring charges	—	—	5,624
Operating income	166,791	145,499	119,790
Interest and investment income/(expense), net	1,051	(1,052)	(668)
Other non-operating income/(expense), net	(189)	—	—
Income before income taxes	167,653	144,447	119,122
Income tax provision	65,068	57,881	45,725
Net income	$102,585	$86,566	$73,397
Earnings per share:
Basic earnings per share	$2.13	$1.66	$1.26

Weighted average shares outstanding	47,494	51,200	57,203

Diluted earnings per share	$2.10	$1.64	$1.24

Weighted average shares outstanding, assuming dilution	48,094	52,029	58,110
See accompanying Notes to Consolidated Financial Statements.

ANN INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For Fiscal Years Ended February 2, 2013, January 28, 2012 and January 29, 2011

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Net income	$102,585	$86,566	$73,397

Other comprehensive income/(loss):
Foreign currency translation adjustment	19	—	—
Net change in employee benefit plans:
Pension settlement charge	1,760	—	338
Net actuarial (loss)/gain	(1,153)	(4,932)	2,317
Amortization of net actuarial loss	726	62	300
Other comprehensive income/(loss), before tax	1,352	(4,870)	2,955
Income tax expense/(benefit) on other comprehensive income items	531	(1,930)	1,175
Other comprehensive income/(loss), net of tax	821	(2,940)	1,780
Comprehensive income	$103,406	$83,626	$75,177
See accompanying Notes to Consolidated Financial Statements.

ANN INC.
CONSOLIDATED BALANCE SHEETS
February 2, 2013 and January 28, 2012

	February 2, 2013	January 28, 2012
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$167,011	$150,208
Accounts receivable	17,856	19,591
Merchandise inventories	216,848	213,447
Refundable income taxes	9,201	11,965
Deferred income taxes	30,397	30,999
Prepaid expenses and other current assets	64,716	49,107
Total current assets	506,029	475,317
Property and equipment, net	409,703	360,890
Deferred income taxes	7,841	39,134
Other assets	18,632	12,340
Total assets	$942,205	$887,681
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$105,691	$94,157
Accrued salaries and bonus	23,969	16,122
Current portion of long-term performance compensation	34,233	19,373
Accrued tenancy	38,647	41,435
Gift certificates and merchandise credits redeemable	47,268	50,750
Accrued expenses and other current liabilities	86,946	64,060
Total current liabilities	336,754	285,897
Deferred lease costs	162,620	159,435
Deferred income taxes	228	1,320
Long-term performance compensation, less current portion	26,368	42,122
Other liabilities	31,125	35,030

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516 shares issued	561	561
Additional paid-in capital	768,215	776,658
Retained earnings	676,842	574,257
Accumulated other comprehensive loss	(4,497)	(5,318)
Treasury stock, 35,958,318 and 33,284,631 shares, respectively, at cost	(1,056,011)	(982,281)
Total stockholders’ equity	385,110	363,877
Total liabilities and stockholders’ equity	$942,205	$887,681
See accompanying Notes to Consolidated Financial Statements.

ANN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For Fiscal Years Ended February 2, 2013, January 28, 2012 and January 29, 2011

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(in thousands)
Balance at January 30, 2010	82,476	$561	$760,166	$414,294	$(4,158)	23,702	$(753,677)	$417,186
Net income	—	—	—	73,397	—	—	—	73,397
Other comprehensive income, net of tax	—	—	—	—	1,780	—	—	1,780
Exercise of stock options, related tax deficiency and tax effect of expirations of $3,274	79	—	(6,409)	—	—	(670)	16,266	9,857
Stock-based compensation	—	—	21,210	—	—	—	—	21,210
Issuance of restricted stock, net of forfeitures and related tax benefit of $3,577	—	—	(743)	—	—	(167)	4,320	3,577
Repurchase of common and restricted stock	—	—	—	—	—	4,493	(105,708)	(105,708)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan and related tax benefit of disqualifying dispositions of $117	—	—	(1,650)	—	—	(152)	3,796	2,146
Balance at January 29, 2011	82,555	561	772,574	487,691	(2,378)	27,206	(835,003)	423,445
Net income	—	—	—	86,566	—	—	—	86,566
Other comprehensive loss, net of tax	—	—	—	—	(2,940)	—	—	(2,940)
Exercise of stock options, related tax benefit and tax effect of expirations of $4,454	9	—	(10,675)	—	—	(804)	18,850	8,175
Stock-based compensation	—	—	20,710	—	—	—	—	20,710
Issuance of restricted stock and vesting of restricted units, net of forfeitures and related tax benefits of $3,001	—	—	(5,896)	—	—	(511)	11,986	6,090
Repurchase of common and restricted stock	—	—	—	—	—	7,490	(180,298)	(180,298)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan and related tax benefit of disqualifying dispositions of $66	—	—	(55)	—	—	(96)	2,184	2,129
Balance at January 28, 2012	82,564	561	776,658	574,257	(5,318)	33,285	(982,281)	363,877
Net income	—	—	—	102,585	—	—	—	102,585
Other comprehensive income, net of tax	—	—	—	—	821	—	—	821
Exercise of stock options, related tax benefits and tax effect of expirations of $1,986		—	(17,441)	—	—	(1,925)	54,190	36,749
Stock-based compensation	—	—	16,998	—	—	—	—	16,998
Issuance of restricted stock and vesting of restricted units, net of forfeitures and related tax benefits of $2,859	—	—	(7,465)	—	—	(428)	10,325	2,860
Repurchase of common and restricted stock	—	—	—	—	—	5,113	(140,752)	(140,752)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan and related tax benefit of disqualifying dispositions of $35	—	—	(535)	—	—	(87)	2,507	1,972
Balance at February 2, 2013	82,564	$561	$768,215	$676,842	$(4,497)	35,958	$(1,056,011)	$385,110
See accompanying Notes to Consolidated Financial Statements.

ANN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Fiscal Years Ended February 2, 2013, January 28, 2012 and January 29, 2011

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Operating activities:
Net income	$102,585	$86,566	$73,397
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	30,272	7,343	(1,796)
Depreciation and amortization	97,829	94,187	95,523
Recognition of gift card and merchandise credit breakage	6,602	—	—
Loss on disposal and write-down of property and equipment	3,040	2,287	1,459
Stock-based compensation	16,998	20,710	21,210
Non-cash interest and other non-cash items	(341)	287	(1,931)
Non-cash restructuring charges	—	—	617
Tax benefit from exercise/vesting of stock awards	7,871	7,522	6,967
Changes in assets and liabilities:
Accounts receivable	1,324	(2,060)	5,130
Merchandise inventories	(3,401)	(19,822)	(25,919)
Prepaid expenses and other current assets	(9,624)	7,063	(12,104)
Refundable income taxes	2,764	362	(1,702)
Other non-current assets and liabilities, net	10,563	28,032	11,140
Accounts payable and accrued expenses	(7,573)	(24,649)	(7,680)
Net cash provided by operating activities	258,909	207,828	164,311
Investing activities:
Purchases of marketable securities	(2,246)	(1,379)	(834)
Sales of marketable securities and short-term investments	269	91	6,156
Purchases of property and equipment	(147,286)	(118,918)	(61,213)
Other, net	(649)	(250)	(1,331)
Net cash used for investing activities	(149,912)	(120,456)	(57,222)
Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	1,938	2,063	2,032
Proceeds from exercise of stock options	34,762	8,499	6,582
Excess tax benefits from stock-based compensation	9,229	7,627	7,159
Repurchases of common and restricted stock	(140,752)	(180,298)	(105,708)
Proceeds from fixed asset financing and capital leases	—	—	2,678
Repayments of fixed asset financing and capital lease obligations	(1,460)	(1,511)	(1,056)
Payments of deferred financing costs	(1,341)	—	—
Change in trade payable program obligation, net	5,449	(188)	3,377
Net cash used for financing activities	(92,175)	(163,808)	(84,936)
Effect of exchange rate changes on cash and cash equivalents	(19)	—	—
Net increase/(decrease) in cash	16,803	(76,436)	22,153
Cash and cash equivalents, beginning of year	150,208	226,644	204,491
Cash and cash equivalents, end of year	$167,011	$150,208	$226,644
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,207	$1,350	$1,333
Cash paid during the year for income taxes	$40,454	$37,491	$58,194
Property and equipment acquired through capital leases	$—	$—	$767
Accrual for purchases of property and equipment	$20,394	$17,998	$12,041
See accompanying Notes to Consolidated Financial Statements.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
ANN INC. (the “Company”) is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor” and “LOFT” brands. Its principal markets consist of the United States and Canada. The Company sells its products through traditional retail stores and on the Internet at www.anntaylor.com and www.LOFT.com (together, the “Online Stores”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444.
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including its wholly-owned subsidiary, AnnTaylor, Inc. The Company has no material assets other than the common stock of AnnTaylor, Inc. and conducts no business other than the management of AnnTaylor, Inc. All intercompany accounts have been eliminated in consolidation.
Fiscal Year
The Company follows the standard fiscal year of the retail industry, which is a 52- or 53-week period ending on the Saturday closest to January 31. All fiscal years presented in these Consolidated Financial Statements include 52 weeks, except the fiscal year ended February 2, 2013, which includes 53 weeks.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The significant estimates and assumptions used by management affect the fair value of stock based compensation, the reserve for sales returns, the valuation of inventories, the expense associated with short-and long-term performance-based compensation, the carrying value of long-lived assets and the valuation of deferred income taxes. Actual results could differ from these estimates.
Revenue Recognition
The Company records revenue as merchandise is sold to clients. Sales from the Company's Online Stores are recorded as merchandise is shipped to clients based on the date clients are expected to receive the merchandise. Amounts related to shipping and handling billed to clients in a sales transaction are classified as revenue and the costs related to shipping product to clients (billed and accrued) are classified as Cost of sales. A reserve for estimated returns is established when sales are recorded. The Company excludes sales taxes collected from clients from "Net sales" in its Consolidated Statements of Operations.
Gift cards and merchandise credits issued by the Company do not have expiration dates and the Company honors all gift cards and merchandise credits presented by clients, regardless of the length of time that passes from issuance to redemption.  The Company records a liability for unredeemed gift cards and merchandise credits at the time gift cards are sold or merchandise credits are issued.  The Company recognizes revenue and relieves the corresponding gift card and/or merchandise credit liability when the cards are redeemed by clients.
In cases where the Company has determined that it has a legal obligation to remit the value of unredeemed gift cards and merchandise credits to any state, the value of these cards is escheated to the appropriate state in accordance with that state's unclaimed property laws.  In certain jurisdictions, the Company is permitted to retain a portion of the escheated value of unredeemed gift cards and merchandise credits, which is immaterial and is recorded in "Net sales" in the Company's Consolidated Statements of Operations.
During Fiscal 2012, the Company recognized $6.6 million in revenue for the portion of the unredeemed value of gift cards and merchandise credits where the Company has determined that, under applicable state unclaimed property laws, there is no legal obligation to escheat these amounts to such states and the likelihood of redemption is considered remote.  Fiscal 2012 is the first period during which the Company recognized gift card and merchandise credit “breakage,” and therefore includes breakage income related to gift cards sold and merchandise credits issued since inception of these programs.  Such gift card and merchandise credit “breakage” is estimated based upon an analysis of actual historical redemption patterns and is included in "Net sales" in the Company's Consolidated Statements of Operations.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
Revenue Recognition (continued)
The Company has a credit card program which offers eligible clients in the United States the choice of a private label or co-branded credit card. All cardholders are automatically enrolled in the Company’s exclusive rewards program, which is designed to recognize and promote client loyalty. The Company provides the sponsoring bank with marketing support of the program, and uses its sales force to process credit card applications for both the private label and co-branded credit cards. As part of the program, which began in October 2008 and has a six and one-half year term, the Company received an upfront signing bonus from the sponsoring bank. The Company also receives ongoing payments for new accounts activated, as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting under Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition, and accordingly, are recognized as revenue ratably based on the total projected revenues over the term of the agreement.
Certain judgments and estimates underlie the Company’s projected revenues and related expenses under the credit card program, including projected future store counts, the number of applications processed, the Company’s projected sales growth and points breakage, among other things. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company recognized approximately $17.8 million, $16.5 million, and $14.8 million of revenue related to the credit card program, respectively. Partially offsetting the income from the credit card program are costs, net of points breakage, related to the client loyalty program. These costs are included in either “Cost of sales” or in “Net sales” as a sales discount, as appropriate. The cost of sales impact, net of points breakage, was approximately $5.7 million, $3.8 million and $0.3 million and the sales discount impact was approximately $6.8 million, $5.5 million and $3.0 million in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

Cost of Sales and Selling, General and Administrative Expenses
The following table illustrates the primary costs classified in each major expense category:

	Cost of Sales		Selling, General and Administrative Expenses
•	Cost of merchandise sold;	•	Payroll, bonus and benefit costs for retail and corporate associates;
•	Costs associated with the Company’s sourcing operations;	•	Design and merchandising costs;
•	Freight costs associated with moving merchandise from suppliers to the Company’s distribution center;	•	Occupancy costs for retail and corporate facilities;
•	Costs associated with the movement of merchandise through customs;	•	Depreciation related to retail and corporate assets;
•	Costs associated with the fulfillment and shipment of client orders from the Company's Online Stores, including multi-channel sales;	•	Advertising and marketing costs;
•	Depreciation related to merchandise management systems;	•	Occupancy and other costs associated with operating the Company’s distribution center;
•	Sample development costs;	•	Freight expenses associated with moving merchandise from the Company's distribution center to its retail stores or from store to store; and
•	Direct costs of the credit card client loyalty program;	•	Legal, finance, information systems and other corporate overhead costs.
•	Merchandise shortage; and
•	Client shipping costs for store merchandise shipments.

Cash and Cash Equivalents
Cash and short-term highly liquid investments with original maturity dates of three months or less at time of purchase and no redemption restrictions are considered cash or cash equivalents. The Company has significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured financial institutions that are currently in excess of federally insured limits.

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
When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is recorded to “Selling, general and administrative expenses,” unless the amounts were associated with the Company’s multi-year strategic restructuring program, in which case they are included in "Restructuring charges" in the Company's Consolidated Statements of Operations. Expenditures for maintenance and repairs which do not improve or extend the useful lives of the respective assets are expensed as incurred.
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

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
Long-Lived Assets
The Company accounts for long-lived tangible assets under ASC 360-10, Property, Plant, and Equipment. Long-lived assets are reviewed periodically for impairment or when events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows at a store level (undiscounted and without interest charges). The expected future pre-tax cash flows are estimated based on historical experience, knowledge and market data. Estimates of future cash flows require the Company to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating the useful lives of assets. These estimates can be affected by factors such as, but not necessarily limited to, future store results, real estate demand, and economic conditions that can be difficult to predict. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment charge is recognized for the difference between estimated fair value and carrying value. There were no material impairment charges in Fiscal 2012, Fiscal 2011 or Fiscal 2010.
Advertising
Costs associated with the production of advertising, such as print and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in public. Costs of direct mail catalogs and postcards are fully expensed when the advertising is scheduled to first arrive in clients’ homes. Advertising costs were approximately $96.2 million, $88.4 million and $79.3 million in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
Stock-based Awards
The Company accounts for stock-based awards in accordance with ASC 718-10, Compensation – Stock Compensation. ASC 718-10 requires the Company to estimate the grant-date fair value and recognize that estimated value as compensation expense over the requisite service period, which is generally the vesting period, adjusted for estimated forfeitures. The Company estimates the fair value of non-qualified stock options on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock awards is determined using the closing price of the Company's common stock on date of grant.
Long-Term Performance Compensation Expense
The Company recognizes the compensation cost associated with its Restricted Cash Program (“RCP”) over the mandatory service period, adjusted for estimated forfeitures.  The service period includes the fiscal year in which amounts earned under the program are banked, plus a mandatory three-year deferral period. The calculation of long-term performance compensation expense related to the RCP requires the input of subjective assumptions, including the expected forfeiture of earned and banked awards and forecasts of our future income growth. The Company estimates forfeitures based on historical RCP forfeiture patterns, as well as current and future trends of expected behavior, and estimates future income growth based on past performance, future business trends and new business initiatives.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. ASC 740-10 requires the use of the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. A valuation allowance has been established for deferred tax assets relating to certain tax credits in non-U.S. jurisdictions, since management anticipates that it is not more likely than not that these assets will be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which the Company operates.

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
Income Taxes (continued)
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
Segments
The Company has determined that it has four operating segments, as defined under ASC 280-10, Segment Reporting, including Ann Taylor, LOFT, Ann Taylor Factory and LOFT Outlet. The Company has aggregated its operating segments based on the aggregation criteria outlined in ASC 280-10, which states that two or more operating segments may be aggregated into a single operating segment if aggregation is consistent with the objective and basic principles of ASC 280-10, if the segments have similar economic characteristics, similar product, similar production processes, similar clients and similar methods of distribution.
The Company’s operating segments have similar economic characteristics and similar operating, financial and competitive risks. They are similar in nature of product, as they all offer women’s apparel, shoes and accessories. Merchandise inventory for the Company’s operating segments is sourced from the same countries and some of the same vendors, using similar production processes. Clients of the Company’s operating segments have similar characteristics. Merchandise for the Company’s operating segments is distributed to retail stores in a similar manner, primarily through the Company’s Louisville Distribution Center, and is subsequently distributed to clients in a similar manner, through its retail and outlet stores. The Company’s Ann Taylor and LOFT operating segments also sell merchandise through the Company’s Online Stores.
Fair Value of Financial Instruments
ASC 825-10, Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by ASC 825-10 as financial instruments. The Company did not have any non-financial assets or non-financial liabilities that are recognized at fair value on a recurring basis at February 2, 2013 or January 28, 2012. At February 2, 2013 and January 28, 2012, management believes that the carrying value of cash and cash equivalents, short-term investments, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

Self-Insurance
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
Foreign Currency Translation
Balance Sheet accounts of the Company's Canadian operations, which commenced during the third quarter of Fiscal 2012, are translated at the exchange rate in effect at the end of each period. Statement of Operations accounts are translated using the weighted average of the prevailing exchange rates during each period. Gains or losses resulting from foreign currency transactions are included in the Company's Consolidated Statements of Operations under the caption “Other non-operating income/(expense),” whereas, translation adjustments are reflected in the Consolidated Statements of Comprehensive Income under the caption “Foreign currency translation adjustment.”

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
Immaterial Correction of Balance Sheet Equity Accounts and Consolidated Statements of Stockholders' Equity
Subsequent to the issuance of its Fiscal 2011 consolidated financial statements, the Company determined that, beginning in Fiscal 2009, it has been incorrectly recording the dollar impact of shares issued out of Treasury Stock in connection with the exercise of stock options, the issuance of restricted stock grants and the vesting, in shares, of restricted unit grants. In connection with these share issuances, the Company inappropriately reduced its Treasury Stock balance in an amount equal to the exercise price of shares issued in connection with stock options exercised or the incorrect cost basis of shares issued in connection with restricted stock grants and the vesting, in shares, of restricted unit grants. The Company should have reduced Treasury Stock by the cost basis of the shares issued, with any difference being charged or credited to Additional Paid-in Capital. As a result, the Company has restated previously presented balances to appropriately reflect the impact of these transactions in its Consolidated Statements of Stockholders' Equity and Consolidated Balance Sheets. The cumulative impact of these corrections has the effect of reducing both Treasury Stock and Additional Paid-in Capital by $17.6 million, $28.5 million and $35.0 million as of January 30, 2010, January 29, 2011 and January 28, 2012, respectively. These adjustments had no effect on any other accounts or financial statements.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amended ASC 220-10, Comprehensive Income, and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and also requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, Presentation of Comprehensive Income, which indefinitely deferred the requirement of ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which sets forth additional disclosure requirements for items reclassified out of accumulated other comprehensive income and into net income that will be effective for annual reporting periods beginning after December 15, 2012. The Company adopted ASU 2011-05, as modified by ASU 2011-12, in the first quarter of Fiscal 2012, by presenting separate but consecutive statements. See the Consolidated Statements of Comprehensive Income. The Company will adopt the disclosures required by ASU 2013-02 in the first quarter of Fiscal 2013.

2. Fair Value Measurements
At February 2, 2013, the Company had $8.1 million invested in a self-directed non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain executives at the vice-president level and above, which is structured as a rabbi trust. These investments are classified as trading securities and are recorded as a long-term asset, included in “Other assets,” on the Company’s Consolidated Balance Sheets. The investments are valued based on quoted market prices. Unrealized holding gains and losses are included in “Interest income/(expense)” on the Company’s Consolidated Statements of Operations. See Note 9, “Retirement Plans,” for further discussion of the Deferred Compensation Plan.
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

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Fair Value Measurements (Continued)
The following tables segregate all financial assets and liabilities as of February 2, 2013 and January 28, 2012 that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement date:

	February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$8,123	$3,868	$4,255	$—
Total assets	$8,123	$3,868	$4,255	$—

	January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets (1)	$4,149	$1,309	$2,840	$—
Total assets	$4,149	$1,309	$2,840	$—

(1)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives at the vice-president level and above. Certain of the investment assets of the rabbi trust are valued based on quoted market prices, which are considered Level 1 inputs, with the remainder valued based on the net asset value determined by the value of the underlying assets, which are considered Level 2 inputs.
At February 2, 2013, the Company believes that the carrying value of cash and cash equivalents, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

3. Property and Equipment
Property and equipment consists of the following:

	February 2, 2013	January 28, 2012
	(in thousands)
Land	$1,056	$1,056
Buildings	13,393	13,363
Leasehold improvements	593,578	555,813
Furniture and fixtures	300,604	299,794
Computer equipment and software	248,103	241,562
Assets under construction	22,522	22,133
	1,179,256	1,133,721
Less accumulated depreciation and amortization	(769,553)	(772,831)
Net property and equipment	$409,703	$360,890
Depreciation and amortization expense was approximately $97.8 million, $94.2 million and $95.5 million in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Revolving Credit Facility
On December 19, 2012, the Company’s wholly-owned subsidiary, AnnTaylor, Inc., and certain of its subsidiaries, entered into a Fourth Amended and Restated $250 million senior secured revolving credit facility with Bank of America, N.A. and a syndicate of lenders (the "Credit Facility"), which amended the existing senior secured revolving credit facility due to expire in April 2013. The Credit Facility extended the maturity date to December 19, 2017, established a $75 million sub-facility solely for loans and letters of credit to be provided to ANN Canada Inc., a wholly owned subsidiary of AnnTaylor, Inc., and increased our option to expand the total facility and the aggregate commitments thereunder up to $400 million, subject to the lenders' agreement to increase their commitment for the requested amount. In addition, as of the date of the amendment, the margin added to the LIBOR rate was reduced to between 1.25% - 1.50% from a previous range of 1.25% - 1.75% depending upon the Average Daily Availability as defined in the Credit Facility and the monthly commitment fee on the unused revolving loan commitment was reduced to between 0.20% - 0.25% per annum, where it was previously 0.325% - 0.375% per annum. The Credit Facility may be used for working capital, letters of credit and other corporate purposes, and contains an acceleration clause which, upon the occurrence of an Event of Default, including but not limited to, a Material Adverse Effect, as defined in the Credit Facility, may cause any outstanding borrowings to become immediately due and payable.
The maximum availability for loans and letters of credit under the Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages to certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $14.1 million, $16.7 million and $17.6 million as of February 2, 2013, January 28, 2012 and January 29, 2011, respectively, leaving a remaining available balance for loans and letters of credit of $150.8 million, $146.4 million and $120.2 million as of February 2, 2013, January 28, 2012 and January 29, 2011, respectively. There were no borrowings outstanding under the Credit Facility at February 2, 2013, January 28, 2012, or as of March 8, 2013, the date of this Report.
Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the option of AnnTaylor, Inc., 1) the Base Rate, defined as the higher of (i) the federal funds rate plus a margin of 0.50% and (ii) the Bank of America prime rate, or 2) the LIBOR Rate (as defined in the Credit Facility); plus in each case, an applicable margin, which is between 0.25% and 0.50% for Base Rate loans, and between 1.25% and 1.50% for LIBOR loans, depending on the Average Daily Availability as defined in the Credit Facility. In addition, AnnTaylor, Inc. is required to pay the lenders a monthly commitment fee on the unused revolving loan commitment at a rate ranging from 0.20% to 0.25% per annum. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.625% and from 1.25% to 1.50%, respectively. The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens, and a fixed charge coverage ratio covenant that is triggered if certain liquidity thresholds are not met.
The Credit Facility permits the Company to pay cash dividends (and permits dividends by AnnTaylor, Inc. to fund such cash dividends) subject to certain Liquidity requirements (as defined in the Credit Facility) and other conditions as set forth in the Credit Facility. Subject, in some cases, to specific exceptions, certain subsidiaries of the Company are also permitted to pay dividends to the Company to fund certain taxes owed by the Company, fund ordinary operating expenses of the Company not in excess of $500,000 in any fiscal year, repurchase common stock held by employees not in excess of 100,000 in any fiscal year and for certain other stated purposes.
The lenders have been granted a security interest in the inventory and accounts receivable of AnnTaylor, Inc. and certain of its subsidiaries, as collateral for the obligations under the Credit Facility.

5. Commitments and Contingencies
Operating Leases
The Company occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Most of the store leases grant the Company the right to extend the term for one or two additional five-year periods under substantially the same terms and conditions as the original leases. Most store leases also contain early termination options, which can be exercised by the Company under specific conditions. Most of the store leases require payment of a specified minimum rent, plus contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. In addition, most of the leases require payment of real estate taxes, insurance and certain common area maintenance (“CAM”) costs in addition to the future minimum lease payments. The Company also leases certain office equipment for its corporate offices and store locations under non-cancelable operating leases, which generally have three-year terms.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Commitments and Contingencies (Continued)
Operating Leases (continued)
Future minimum lease payments under non-cancelable operating leases as of February 2, 2013 are as follows:

Fiscal Year	(in thousands)
2013	$210,553
2014	202,295
2015	184,928
2016	158,181
2017	142,385
Thereafter	458,307
Total	1,356,649
Less sublease rentals	(14,715)
Net rentals	$1,341,934
The minimum lease payments presented above do not include CAM charges or real estate taxes, which are also contractual obligations under the Company’s store and office operating leases, but are generally not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2012, Fiscal 2011 and Fiscal 2010 were $78.8 million, $70.4 million and $68.6 million, respectively.
Rent expense, excluding CAM charges and real estate taxes, for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 was as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Minimum rent	$212,947	$200,825	$194,331
Percentage rent	2,911	2,460	986
Total	$215,858	$203,285	$195,317
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

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Earnings per Share (Continued)
The following table presents a reconciliation of basic and diluted earnings per share for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively.

	Fiscal Year Ended
	February 2, 2013			January 28, 2012			January 29, 2011
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$102,585			$86,566			$73,397
Less net income associated with participating securities	1,470			1,455			1,300
Basic earnings per share	$101,115	47,494	$2.13	$85,111	51,200	$1.66	$72,097	57,203	$1.26

Diluted Earnings per Share
Net income	$102,585			$86,566			$73,397
Less net income associated with participating securities	1,452			1,432			1,280
Effect of dilutive securities		600			829			907
Diluted earnings per share	$101,133	48,094	$2.10	$85,134	52,029	$1.64	$72,117	58,110	$1.24
Non-participating securities (stock options) representing 1,381,750, 2,028,204 and 2,878,825 shares of common stock were excluded from the above computation of weighted average shares for diluted earnings per share for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during the periods. In addition, non-participating securities (performance-based restricted units) representing 11,918, 14,125 and 7,063 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, due to the fact that they are contingently issuable securities whose measurement period had not concluded as of the end of the fiscal year.

7. Equity and Incentive Compensation Plans
Preferred Stock
At February 2, 2013, January 28, 2012 and January 29, 2011, there were two million shares of preferred stock, par value $0.01, authorized and unissued.
Repurchase Program
On August 19, 2010, the Company’s Board of Directors approved a $100 million expansion of the Company's existing securities repurchase program (the “Repurchase Program”), bringing the total authorized under the Repurchase Program to $400 million. On March 8, 2011, the Company’s Board of Directors approved an additional $200 million expansion of the Repurchase Program, bringing the total authorized under the Repurchase Program to $600 million. The Repurchase Program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by the Company’s Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. During Fiscal 2012, the Company repurchased 4.9 million shares of its common stock through open market purchases under the Repurchase Program at a cost of $135 million. During Fiscal 2011, the Company repurchased 7.3 million shares of its common stock under the Repurchase Program, at a cost of $175 million. During Fiscal 2010, the Company repurchased 4.2 million shares of its common stock under the Repurchase Program at a cost of $100 million. As of February 2, 2013 and March 8, 2013, the date of this Report, $49.1 million remained available under the Repurchase Program.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Equity and Incentive Compensation Plans (Continued)
Associate Discount Stock Purchase Plan
In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”). Under the terms of the Stock Purchase Plan, as amended, eligible employees may purchase shares of the Company’s common stock quarterly, at a price equal to 85% of the lower of the closing price of the Company’s common stock at the beginning or end of each quarterly stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. On May 19, 2010 and May 15, 2008, the Company’s stockholders approved an increase in the number of shares available for purchase under the Stock Purchase Plan by 1,500,000 and 650,000 shares, respectively. During Fiscal 2012, 87,082 shares were issued pursuant to the Stock Purchase Plan, at an average discount of $3.93 per share. At February 2, 2013, there were 1,428,496 shares available for future issuance under the Stock Purchase Plan. The Company recorded approximately $0.6 million, $0.6 million and $0.7 million in compensation expense related to the Stock Purchase Plan during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

Stock Incentive Plans
The Company has three active stock incentive plans (the “Plans”), which are summarized below:

		Shares Reserved		Shares Reserved for Issuance at February 2, 2013	Shares Available for Future Grant
Defined Name	Plan Name	Restricted Stock/Units (1)	Total Authorized
2000 Plan	2000 Stock Option and Restricted Stock Award Plan	562,500	2,250,000	1,000	—
2002 Plan	2002 Stock Option and Restricted Stock and Unit Award Plan	787,500	4,500,000	369,025	—
2003 Plan	2003 Equity Incentive Plan	5,760,000	11,750,000	4,165,645	1,750,568

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

General
ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. In Fiscal 2012, Fiscal 2011 and Fiscal 2010, stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards that are expected to vest.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Equity and Incentive Compensation Plans (Continued)
During the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, the Company recognized approximately $17.0 million, $20.7 million and $21.2 million, respectively, in total stock-based compensation expense. This stock-based compensation expense is included on the same income statement line as the cash compensation paid to the recipient of the stock-based award. The associated tax benefit recognized in the Consolidated Statements of Operations for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 was approximately $7.9 million, $10.0 million and $6.7 million, respectively.
ASC 718-10 also requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation arrangements (“excess tax benefits”) be classified as financing cash flows. For the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, excess tax benefits realized from stock-based compensation arrangements were $9.2 million, $7.6 million, and $7.2 million, respectively. The Company received $34.8 million, $8.5 million and $6.6 million in cash from the exercise of stock options during the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively.
Stock Options
In accordance with ASC 718-10, Compensation – Stock Compensation, the Company recognizes stock option expense equal to the grant date fair value of a stock option on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. As of February 2, 2013, there was $6.6 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted average vesting period of 1.8 years. The total intrinsic value of options exercised was approximately $26.1 million, $13.3 million and $11.2 million during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

The following table summarizes stock option activity for the fiscal year ended February 2, 2013:

	Shares	Weighted Average Exercise Price
Options outstanding at January 28, 2012	4,498,817	$22.18
Granted (1)	530,750	28.10
Exercised	(1,925,199)	18.06
Forfeited or expired	(319,266)	26.98
Options outstanding at February 2, 2013	2,785,102	$25.61
Vested and exercisable at February 2, 2013	1,876,984	$25.19
Options expected to vest in the future as of February 2, 2013	794,441	$26.48

(1)	Options granted during Fiscal 2012 vest annually over a three-year period, and expire ten years after the grant date.
The weighted average fair value of options granted during the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, estimated as of the grant date using the Black-Scholes option pricing model, was $12.47, $13.20 and $9.29 per share, respectively. The weighted average remaining contractual term for options outstanding at February 2, 2013 and January 28, 2012 was 5.9 and 6.0 years, respectively. The weighted average remaining contractual term for options vested and exercisable at February 2, 2013 was 4.6 years. The weighted average remaining contractual term for options expected to vest in the future at February 2, 2013 was 8.5 years. At February 2, 2013, the aggregate intrinsic value of options outstanding, options vested and exercisable and options expected to vest was $17.6 million, $13.5 million, and $3.6 million, respectively.
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

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Equity and Incentive Compensation Plans (Continued)
Stock Options (continued)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Expected volatility	54.6%	57.2%	54.9%
Risk-free interest rate	0.9%	1.7%	2.2%
Expected life (years)	4.4	4.5	4.7
Dividend yield	—	—	—

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
Restricted Stock
In accordance with ASC 718-10, the fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant (determined in accordance with the applicable Plan) and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. As of February 2, 2013, there was $8.5 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted average vesting period of 1.9 years. The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 was $28.18, $27.65, and $19.82, respectively. The total fair value of restricted stock awards vested during the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 was $11.7 million, $14.2 million and $15.2 million, respectively.
The following table summarizes restricted stock activity for the fiscal year ended February 2, 2013:

	Time - Based			Performance - Based
	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Restricted stock awards at January 28, 2012	523,096		$18.40	247,003		$17.13
Granted	335,562	(1)	28.33	146,500	(2)	27.85
Vested	(337,005)		13.78	(81,364)		10.44
Forfeited	(60,257)		26.34	(108,468)		16.57
Restricted stock awards at February 2, 2013	461,396		27.96	203,671		27.81

(1)
Of this amount, 257,375 shares vest equally in each of March 2013, 2014 and 2015; 5,000 shares vest equally in each of September 2013, 2014 and 2015; 4,000 shares vest equally in each of March 2013 and 2014; 41,187 shares vest in May 2013; 3,000 shares vest equally in each of December 2013, 2014 and 2015; and the remaining 25,000 shares vest in December 2015.

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

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Equity and Incentive Compensation Plans (Continued)

Restricted Units
In March 2010, the Company granted time- and performance-vesting restricted unit awards with a grant date fair value of $19.58. The time-vesting restricted unit awards vest annually over three years. The performance-vesting restricted unit awards vest annually over a three-year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 50% to 150% of the units granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such grants, grantees will not earn any units with respect to that tranche. Management’s estimates of the probability and level of achievement related to the performance-vesting restricted unit awards is considered in the compensation cost recorded during Fiscal 2012, Fiscal 2011 and Fiscal 2010.
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
In accordance with ASC 718-10, the fair value of restricted units is based on the market price of the Company’s stock on the date of grant (determined in accordance with the applicable Plan) and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. The total fair value of restricted unit awards vested during the fiscal year ended February 2, 2013 was $3.2 million. As of February 2, 2013, there was $0.3 million of unrecognized compensation cost related to unvested restricted units, which is expected to be recognized over a remaining weighted average vesting period of 0.1 years.
The following table summarizes restricted unit activity for the fiscal year ended February 2, 2013:

	Time - Based		Performance - Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted unit awards at January 28, 2012	175,353	$19.58	98,670	$19.58
Vested	(86,165)	19.58	(27,871)	19.58
Forfeited	(14,172)	19.58	(24,796)	19.58
Restricted unit awards at February 2, 2013	75,016	19.58	46,003	19.58

Long-Term Performance Compensation
The Company maintains a long-term cash incentive program, the RCP, for vice-presidents and above. Corporate operating profit is the performance metric applied in determining amounts earned under the RCP, and any such earnings are banked and mandatorily deferred until the end of the third fiscal year following the earnings period. Amounts banked are adjusted upwards or downwards by the average percentage increase or decrease, as the case may be, of the Company's corporate net income performance over the mandatory three-year deferral period. Such corporate net income performance may be modified for certain unusual or infrequently occurring events to avoid distorting operating fundamentals and thereby benefiting or penalizing management for the financial impact of such unusual or infrequent events. The Company estimates corporate net income performance based on past results, future business trends and new business initiatives.
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

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Equity and Incentive Compensation Plans (Continued)

Long-Term Performance Compensation (continued)
During the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, the Company recognized $18.5 million, $29.2 million and $22.8 million in compensation expense under the RCP, a portion of which applies to changes in estimates. As of February 2, 2013, there was $29.3 million of unrecognized compensation cost under the RCP, which is expected to be recognized over a remaining weighted average deferral period of 2.3 years.

8. Income Taxes
The provision for income taxes for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 consists of the following:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Federal:
Current	$30,404	$37,956	$45,440
Deferred	24,276	12,361	(1,465)
Total federal	54,680	50,317	43,975
State and local:
Current	5,174	11,809	1,300
Deferred	5,421	(4,702)	(515)
Total state and local	10,595	7,107	785
Foreign:
Current	702	773	780
Deferred	(909)	(316)	185
Total foreign	(207)	457	965
Total	$65,068	$57,881	$45,725
The reconciliation between the provision for income taxes and the expected provision for income taxes at the U.S. federal statutory rate of 35% for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 is as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(dollars in thousands)
U.S. operations	$170,896	$143,562	$118,007
Foreign operations	(3,243)	885	1,115
Income before income taxes	$167,653	$144,447	$119,122
Federal statutory rate	35%	35%	35%
Provision for income taxes at federal statutory rate	58,679	50,556	41,693
State and local income taxes, net of federal income tax benefit	6,886	4,620	3,031
Non-deductible expenses	2,341	1,700	1,677
Settlements of tax examinations	(4,113)	267	—
Other	1,275	738	(676)
Provision for income taxes	$65,068	$57,881	$45,725

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Income Taxes (Continued)
The income tax provision reflects the current and deferred tax consequences of events that have been recognized in the Company's Consolidated Financial Statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered indefinitely reinvested, which at February 2, 2013 amounted to approximately $3.6 million. However, if these earnings were not considered indefinitely reinvested, under current law the incremental tax on such undistributed earnings would be approximately $0.5 million. The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
The tax effects of significant items comprising the Company’s deferred tax assets/(liabilities) as of February 2, 2013 and January 28, 2012 are as follows:

	As of
	February 2, 2013	January 28, 2012
	(in thousands)
Current:
Inventory	$8,261	$8,331
Accrued expenses and other	15,559	15,011
Deferred rent and lease incentives	6,593	7,657
Total gross deferred tax assets - current	30,413	30,999
Less: valuation allowance	(16)	—
Total net deferred tax assets - current	$30,397	$30,999
Non-current:
Depreciation and amortization	$(91,062)	$(66,271)
Deferred rent and lease incentives	67,650	64,074
Benefits related	22,337	29,109
Other	6,058	7,579
Amounts included in accumulated other comprehensive loss	2,788	3,323
Total gross deferred tax assets - non-current	7,771	37,814
Less: valuation allowance	(158)	—
Total net deferred tax assets - non-current	$7,613	$37,814
The valuation allowance for deferred tax assets as of February 2, 2013 was approximately $0.2 million. There was no valuation allowance as of January 28, 2012. The valuation allowance is primarily related to certain non-U.S. alternative minimum tax credits that, in the judgment of management, are not more likely than not to be realized prior to expiration. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.

At February 2, 2013, the Company has net operating loss carry-forwards of $3.0 million for state income tax purposes and $0.2 million for income tax of certain non-U.S. jurisdictions. In addition, the Company has $0.2 million of alternative minimum tax credits in non-U.S. jurisdictions, which are available to reduce future income taxes, if any, over an indefinite period.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Income Taxes (Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 30, 2010	$3,070
Additions based on tax positions related to the current year	478
Additions for tax positions of prior years	3,925
Reductions for tax positions of prior years	(514)
Balance at January 29, 2011	6,959
Additions based on tax positions related to the current year	708
Additions for tax positions of prior years	786
Reductions for tax positions of prior years	(144)
Lapses in statutes of limitation	(512)
Balance at January 28, 2012	7,797
Additions based on tax positions related to the current year	383
Additions for tax positions of prior years	396
Reductions for tax positions of prior years	(148)
Settlements	(4,579)
Lapses in statutes of limitation	(51)
Balance at February 2, 2013	$3,798
To the extent these unrecognized tax benefits are ultimately recognized, approximately $3.1 million will impact the Company’s effective tax rate in a future period. The Company anticipates that the amount of unrecognized tax benefits may be reduced within the next twelve months by approximately $0.5 million to $1.0 million as a result of the settlement of certain tax examinations, lapses in statutes of limitations, and voluntary tax filings for certain prior tax years.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its provision for income taxes. During Fiscal 2012, the Company recognized $1.8 million in net interest income in its provision for income taxes, primarily due to the interest benefit associated with settlement of a U.S. federal tax examination. During Fiscal 2011, the Company recognized approximately $0.7 million in interest and penalties, net of related deferred tax assets, on unrecognized tax benefits. The Company had approximately $1.9 million and $4.8 million for the payment of interest and penalties accrued at February 2, 2013 and January 28, 2012, respectively.
The Company files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions and generally remains open to income tax examinations by relevant tax authorities for tax years beginning with Fiscal 2009. The Company also files income tax returns in foreign jurisdictions and generally remains open to income tax examinations for tax years beginning with Fiscal 2005. The Company is under examination by certain state and local jurisdictions. Although the outcome of these matters cannot currently be determined, the Company believes adequate provision has been made for any potential unfavorable financial statement impact.

9. Retirement Plans
Savings Plan
Substantially all employees of the Company and its subsidiaries who are regular full-time employees or who work 1,000 hours during a 12-month period are eligible to participate in the Company’s 401(k) Plan. Beginning October 1, 2007, participants could contribute up to 100% of their annual earnings to the 401(k) Plan in any combination of pre-tax or after-tax contributions, and after January 1, 2012 to a Roth 401(k), as well, subject to certain limitations. The Company matches 100% with respect to the first 3% and 50% with respect to the second 3% of each participant’s contributions to the 401(k) Plan. Participants are 100% vested in the company matching contributions after two years of service. Effective January 1, 2010, the Company suspended its matching contributions under the 401(k) Plan, however the Company match was reinstated effective January 1, 2011. The Company’s contributions to the 401(k) Plan for Fiscal 2012, Fiscal 2011 and Fiscal 2010 were approximately $7.5 million, $6.8 million and $0.1 million, respectively.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Retirement Plans (Continued)

Pension Plan
The Company froze its non-contributory defined benefit pension plan (the “Pension Plan”) in October 2007. As a result, no additional associates became participants in the Pension Plan, and no additional benefits were earned under the Pension Plan on or after October 1, 2007.
The following table provides information for the Pension Plan as of February 2, 2013 and January 28, 2012:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$38,609	$31,338
Interest cost	1,752	1,667
Actuarial loss/(gain)	2,825	7,123
Benefits paid	(8,936)	(1,519)
Projected benefit obligation at end of year	34,250	38,609
Change in plan assets:
Fair value of plan assets at beginning of year	32,181	29,780
Actual return on plan assets	3,172	3,920
Benefits paid	(8,936)	(1,519)
Fair value of plan assets at end of year	26,417	32,181
Funded status at end of year	(7,833)	(6,428)
Net amount included in "Other liabilities"	$(7,833)	$(6,428)
The accumulated benefit obligation for the Company’s Pension Plan was approximately $34.3 million and $38.6 million at February 2, 2013 and January 28, 2012, respectively. As a result of the Pension Plan freeze, the accumulated benefit obligation equals the projected benefit obligation.

The following table summarizes the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Net periodic benefit cost:
Interest cost	$1,752	$1,667	$1,787
Expected return on plan assets	(1,500)	(1,729)	(1,673)
Amortization of net loss	726	62	300
Settlement loss recognized	1,760	—	338
Net periodic benefit cost	2,738	—	752

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net loss/(gain) arising during the year	1,153	4,932	(2,317)
Settlement charge	(1,760)	—	(338)
Amortization of net loss	(726)	(62)	(300)
Total recognized in other comprehensive loss/(income)	(1,333)	4,870	(2,955)

Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$1,405	$4,870	$(2,203)

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Retirement Plans (Continued)

Pension Plan (continued)
As a result of the Pension Plan freeze, the Company has no remaining prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost. When the total amount of lump sum payments made to Pension Plan participants exceeds the interest cost for the fiscal year, a non-cash settlement charge is recorded. Since the total amount of lump sum payments made to plan participants was greater than the interest component of pension expense during Fiscal 2012 and Fiscal 2010, non-cash settlement charges of $1.8 million and $0.3 million, respectively, were recorded and included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations. There were no such settlement charges in Fiscal 2011.
Amounts recognized in accumulated other comprehensive loss consist of:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012
	(in thousands)
Net actuarial loss	$7,307	$8,641
Total	$7,307	$8,641
For the fiscal years ended February 2, 2013 and January 28, 2012 the following weighted average assumptions were used to determine benefit obligations at the end of the fiscal year:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012
Discount rate	4.35%	4.85%

For the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 the following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Discount rate	4.85%	5.75%	6.15%
Long-term rate of return on assets	5.10%	6.25%	6.25%
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

Since the Pension Plan was frozen in October 2007, its goal is to provide all plan benefits and expenses through growth and income from the Pension Plan assets, with such employer contributions as may be required in accordance with applicable rules and regulations. Accordingly, the Company sets recommended asset allocation percentages based upon the funded status of the Pension Plan. If the funded status is less than 100%, the recommended allocation of Pension Plan Assets is 45% equity securities and 55% debt securities. If the funded status is greater than 100% but less than 110%, the recommended allocation of Pension Plan assets is 25% equity securities and 75% debt securities. If the funded status is greater than 110%, the recommended allocation of Pension Plan assets is 100% debt securities. The Company's Investment Committee has the authority to override the target asset allocation or adjust the timing of asset allocation changes to the extent considered necessary.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Retirement Plans (Continued)

Pension Plan (continued)

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

As discussed in Note 2, “Fair Value Measurements,” ASC 820-10 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The investments held by the Company’s Pension Plan, as well as their associated level within the fair value hierarchy, are shown below:
Mutual funds, money market funds and common collective trusts:
These investments are valued using the Net Asset Value provided by the administrators of the funds. The Net Asset Value is based on the value of the underlying assets owned by the fund or trust, minus its liabilities, and then divided by the number of shares outstanding. The unit price of this investment is not quoted in an active market. However, the unit price is based on underlying investments which are either traded in an active market or are valued based on observable inputs such as market interest rates and quoted prices for similar securities and, therefore, are classified in Level 2 of the fair value hierarchy.

The following tables segregate all financial assets and liabilities held by the Company’s Pension Plan as of February 2, 2013 and January 28, 2012 measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy, based on the inputs used to determine fair value at the measurement date:

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Retirement Plans (Continued)

Pension Plan (continued)

	February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Mutual funds:
Real estate	534	—	534	—
Total mutual funds	534	—	534	—
Common collective trusts:
Small blend	1,010	—	1,010	—
Mid cap blend	983	—	983	—
Large value	2,496	—	2,496	—
Large growth	2,971	—	2,971	—
Foreign large blend	1,543	—	1,543	—
Long-term bond	16,445	—	16,445	—
Total common collective trusts	25,448	—	25,448	—
Money market funds	435		435	—
Total assets	$26,417	$—	$26,417	$—

	January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Mutual funds:
Foreign large blend	$986	$—	$986	$—
Large growth	2,590	—	2,590	—
Mid cap blend	953	—	953	—
Real estate	669	—	669	—
Mid cap growth	493	—	493	—
Total mutual funds	5,691	—	5,691	—

Small blend	500	—	500	—
Large value	2,503	—	2,503	—
Foreign large growth	495	—	495	—
Long-term bond	22,464	—	22,464	—
Total common collective trusts	25,962	—	25,962	—
Money market funds	528	—	528	—
Total assets	$32,181	$—	$32,181	$—

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Retirement Plans (Continued)

Pension Plan (continued)

The benefits expected to be paid under the Pension Plan as of February 2, 2013 are as follows:

Fiscal Year	(in thousands)
2013	$2,128
2014	1,977
2015	1,674
2016	2,055
2017	1,786
2018-2022	7,031
The Company made no contributions to the Pension Plan in Fiscal 2012, Fiscal 2011 or Fiscal 2010. Although the Company was not required to make a contribution to the Pension Plan during these periods, any deterioration in the financial markets or changes in discount rates may require the Company to make a contribution to its Pension Plan in Fiscal 2013.
Non-Qualified Deferred Compensation Plan
Under the Company’s Deferred Compensation Plan, certain executives at the vice-president level and above may defer up to 50% of their salary and, prior to January 2011, up to 100% of cash-based performance compensation earned during a calendar year. Beginning in January 2011, those executives may only defer up to 95% of cash-based performance compensation earned during a calendar year. Under the Deferred Compensation Plan, the Company matches the amount of the base and bonus compensation deferred by the executive during the Plan year above the Internal Revenue Code Section 401(a)(17) qualified plan compensation limit as indexed on an annual basis (“Eligible Compensation”). The Company matches 100% on the first 3% of a participant's deferred Eligible Compensation, and 50% of a participant’s deferred Eligible Compensation over 3% and up to 6%. Effective January 1, 2010, the Company suspended the match on amounts deferred under the Deferred Compensation Plan on or after that date, however, the match was reinstated effective January 1, 2011. Amounts deferred and credited to the executive’s deferred compensation account are at all times fully vested. The Company’s matching contribution vests upon the second anniversary of the executive’s date of hire, or earlier upon a change in control (as defined under the Deferred Compensation Plan). The value of the Company's matching contributions during Fiscal 2012, Fiscal 2011, and Fiscal 2010 was immaterial.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Selected Quarterly Financial Data - Unaudited

	Quarter
Fiscal 2012	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales (1)	$560,411	$594,872	$612,548	$607,678
Gross margin	$317,371	$332,401	$354,399	$298,171
Net income	$28,732	$30,735	$40,748	$2,370
Basic earnings per share (3)	$0.59	$0.64	$0.85	$0.05
Diluted earnings per share (3)	$0.58	$0.63	$0.84	$0.05
	Quarter
Fiscal 2011	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$523,628	$558,201	$564,003	$566,661
Gross margin	$299,952	$306,801	$324,240	$277,150
Net income (2)	$27,314	$24,792	$32,280	$2,180
Basic earnings per share (3)	$0.52	$0.48	$0.62	$0.04
Diluted earnings per share (3)	$0.51	$0.47	$0.61	$0.04

(1)
Includes $6.2 million in pre-tax revenue recorded during the third quarter of Fiscal 2012 for a portion of the unredeemed value of gift cards and merchandise credits where the Company has determined that, under applicable state unclaimed property laws, there is no legal obligation to escheat these amounts to such states and the likelihood of redemption is considered remote.

(2)
Includes approximately $5.5 million in pre-tax charges recorded during the fourth quarter of Fiscal 2011 for severance and related costs associated with the separation of the former Brand President, Ann Taylor division.

(3)	The sum of the quarterly per share data may not equal the annual amounts due to quarterly changes in the weighted average shares and share equivalents outstanding.

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

10.1*
Fourth Amended and Restated Credit Agreement, dated as of December 19, 2012, by and among AnnTaylor, Inc., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., Ann Card Services, Inc., ANN Canada Inc., the financial institutions from time to time parties thereto, Bank of America, N.A., as administrative and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent and Wells Fargo Bank, National Association as documentation agent (the “Credit Agreement”).

10.2*
Fourth Amended and Restated Pledge and Security Agreement, dated as of December 19, 2012, by AnnTaylor, Inc., ANN INC., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc. and Ann Card Services, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the lenders party to the Credit Agreement.

10.3*
Fourth Amended and Restated Parent Guaranty, dated as of December 19, 2012, made by ANN INC. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the lenders party to the Credit Agreement.

10.4
Agreement of Lease, dated as of August 3, 2004, between the Company and No. 1 Times Square Development LLC. Incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company for the Quarter ended July 31, 2004 filed on September 8, 2004.

10.5
Amended and Restated Tax Sharing Agreement, dated as of November 10, 2003, between the Company and AnnTaylor, Inc. Incorporated by reference to Exhibit 10.2 to the Form 10-K of the Company filed on March 25, 2004.

10.6†
The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, Amended and Restated as of February 23, 1994 (the “1992 Plan”). Incorporated by reference to Exhibit 10.15 to the Form 10-K of the Company filed on May 1, 1997.

10.6.1†
First Amendment to the 1992 Plan, amended as of February 20, 1997. Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of the Company for the Quarter ended August 2, 1997 filed on September 12, 1997.

10.6.2†	January 16, 1998 Amendment to the 1992 Plan, as amended. Incorporated by reference to Exhibit 10 to the Form 8-K of the Company filed on March 13, 1998.

10.6.3†	May 12, 1998 Amendment to the 1992 Plan, as amended. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of the Company for the Quarter ended May 2, 1998 filed on June 16, 1998.

10.6.4†	Amendment to the 1992 Plan, effective as of March 10, 2000. Incorporated by reference to Exhibit 10.8.4 to the Form 10-K of the Company filed on April 18, 2000.

10.6.5†
Second Restated Amendment to the 1992 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended July 31, 2004 filed on September 8, 2004.

10.6.6†	Amendment to the 1992 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.4.8 to the Form 10-K of the Company filed on March 23, 2006.

10.7†	The AnnTaylor Stores Corporation 2000 Stock Option and Restricted Stock Award Plan (the “2000 Plan”). Incorporated by reference to Exhibit 10.4 to the Form 10-K of the Company filed on April 1, 2003.

10.7.1†	First Amendment to the 2000 Plan, effective as of January 29, 2002. Incorporated by reference to Exhibit 10.18.1 to the Form 10-K of the Company filed on April 4, 2002.

10.7.2†
Second Restated Second Amendment to the 2000 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company for the Quarter ended July 31, 2004 filed on September 8, 2004.

10.7.3†	Third Amendment to the 2000 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.5.5 to the Form 10-K of the Company filed on March 23, 2006.

10.7.4†	Fourth Amendment to the 2000 Plan, effective as of March 13, 2008. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company for the Quarter ended May 3, 2008 filed on May 29, 2008.

10.8†
The AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan (the “2002 Plan”). Incorporated by reference to Exhibit 10.9 to the Form 10-K of the Company filed on April 4, 2002.

10.8.1†	First Amendment to the 2002 Plan, effective as of March 11, 2003. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended May 3, 2003 filed on June 13, 2003.

10.8.2†
Second Restated Second Amendment to the 2002 Plan, effective as of March 9, 2004. Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company for the Quarter ended July 31, 2004 filed on September 8, 2004.

10.8.3†	Third Amendment to the 2002 Plan, effective as of January 26, 2006. Incorporated by reference to Exhibit 10.6.5 to the Form 10-K of the Company filed on March 23, 2006.

10.8.4†	Fourth Amendment to the 2002 Plan, effective as of March 13, 2008. Incorporated by reference to Exhibit 10.9 to the Form 10-Q of the Company for the Quarter ended May 3, 2008 filed on May 29, 2008.

10.9†
The AnnTaylor Stores Corporation 2003 Equity Incentive Plan (the “2003 Plan”), as amended through March 10, 2010. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended May 1, 2010 filed on May 21, 2010.

10.10†	Amended and Restated AnnTaylor Stores Corporation Management Performance Compensation Plan (the “ATIP”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 18, 2007.

10.10.1†	Amendment to the ATIP, effective as of March 13, 2008. Incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company for the Quarter ended May 3, 2008 filed on May 29, 2008.

10.10.2†	Second Amendment to the ATIP, effective as of March 5, 2009. Incorporated by reference to Exhibit 10.12.2 to the Form 10-K of the Company filed on March 9, 2009.

10.11†
Amended and Restated ANN INC. Management Performance Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended July 28, 2012 filed on August 17, 2012.

10.12†	AnnTaylor Stores Corporation Deferred Compensation Plan, as amended through August 18, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on August 24, 2005.

10.13†	ANN INC. Non-Qualified Deferred Compensation Plan, as amended and restated as of November 16, 2011.

10.14†
AnnTaylor Stores Corporation Special Severance Plan (the “Special Severance Plan”), as amended through August 21, 2008. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company for the Quarter ended November 1, 2008 filed on November 21, 2008.

10.14.1*†	Amendment to the Special Severance Plan, effective as of November 13, 2012.

10.15†	Form of 2002 Plan Non-Qualified Stock Option Agreement (Time-Vesting Options for Directors). Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on October 29, 2004.

10.16†	Form of 2003 Plan Non-Statutory Stock Option Agreement (Time-Vesting Options for Directors). Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on October 29, 2004.

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

10.23†	Form of 2003 Plan Restricted Stock Award Agreement (Time-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on May 16, 2006.

10.24†	Form of 2002 Plan Restricted Stock Award Agreement (Performance-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.29 to the Form 10-K of the Company filed on April 1, 2005.

10.25†	Form of 2003 Plan Restricted Stock Award Agreement (Performance-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.30 to the Form 10-K of the Company filed on April 1, 2005.

10.26†	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended July 30, 2011 filed on August 19, 2011.

10.27*†	Summary of Compensation Arrangements for Non-Employee Directors.

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

10.30†	Letter Agreement, executed September 10, 2007, between the Company and Michael J. Nicholson. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on September 17, 2007.

10.31*†	Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated January 14, 2013, between the Company and Katherine Hargrove Ramundo.

10.32†
Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated November 6, 2008, between the Company and Gary Muto. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended November 1, 2008 filed on November 21, 2008.

10.32.1†
Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Gary Muto, effective November 24, 2008. Incorporated by reference to Exhibit 10.37.1 to the Form 10-K of the Company filed on March 9, 2009.

10.32.2*†	Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Gary Muto, effective December 18, 2012.

10.33†
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

10.33.2†	Second Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Brian Lynch, effective January 30, 2012.

10.33.3*†	Third Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Brian Lynch, effective December 19, 2012.

10.34†
Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Michael Nicholson. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company for the Quarter ended August 2, 2008 filed on August 22, 2008.

10.35.1*†	Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Michael Nicholson, effective December 20, 2012.

10.36†	Form of 2003 Plan Restricted Unit Award Agreement (Time-Vesting Restricted Units). Incorporated by reference to Exhibit 10.41 to the Form 10-K of the Company filed on March 12, 2010.

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

21	Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Form 10-K of the Company filed on March 9, 2012.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1O	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation
* Filed electronically herewith.
O Furnished electronically herewith.
† Management contract or compensatory plan or arrangement.