Form 10-Q
period 2013-05-04
ANN INC.
filed 2013-06-06
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 31, 2013
Common Stock, $.0068 par value	47,137,614

Statement Regarding Forward-Looking Disclosures
Certain sections of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe” and similar expressions. Forward-looking statements also include representations of the expectations or beliefs of ANN INC. (the “Company”) concerning future events that involve risks and uncertainties, including:

•	the Company's ability to anticipate and respond to changing client preferences and fashion trends and provide a balanced assortment of merchandise that satisfies client demands in a timely manner;

•	the effectiveness of the Company's brand awareness and marketing programs, its ability to maintain the value of its brands and engage new and existing clients;

•	the Company's ability to manage inventory levels and changes in merchandise mix;

•	the Company's reliance on key management and its ability to hire, retain and train qualified associates;

•	the Company's ability to successfully execute brand goals, objectives and new concepts and strategies, including international expansion;

•
the Company's ability to successfully implement its business transformation initiatives and upgrade and maintain its information systems, including adequate system security controls, successful transitioning of certain information technology functions to third parties and the ability to operate in accordance with its business continuity plan in the event of a disruption;

•
the potential impact of natural disasters and public health concerns, including severe infectious diseases, acts of war or terrorism in the United States or worldwide, particularly on the Company's foreign sourcing offices and the manufacturing operations of the Company's vendors;

•	the performance and operation of the Company's websites and the risks associated with Internet sales;

•
the Company's reliance on third-party manufacturers and key vendors, including operational risks such as reduced production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines;

•	a significant change in the regulatory environment applicable to the Company's business and the Company's ability to comply with legal and regulatory requirements;

•	the Company's ability to secure and protect trademarks and other intellectual property rights;

•	the impact of fluctuations in sourcing costs, in particular, increases in the costs of raw materials, labor, fuel and transportation;

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

•	the Company's ability to successfully manage store growth and optimize the productivity and profitability of its store portfolio;

•	the impact of a privacy breach and the resulting effect on the Company's business and reputation;

•	the failure by independent manufacturers to comply with the Company's social compliance program requirements;

•	the effect of general economic conditions on consumer spending and the Company's liquidity and capital resources;

•	the effect of competitive pressures from other retailers;

•
the Company's dependence on its Louisville distribution center and third-party distribution facilities and transportation companies, including any significant interruptions due to work stoppages, slowdowns or strikes;

•
the Company's dependence on shopping malls and other retail centers to attract customers and the impact of potential consolidation of commercial and retail landlords on the Company's ability to negotiate favorable rental terms;

•	the impact on the Company's stock price relating to the Company's level of sales and earnings growth;

•	the Company's ability to realize its deferred tax assets;

•	the effect of external economic factors on the Company's future funding obligations for its defined benefit pension plan; and

•	the impact of climate change and extreme or unseasonable weather conditions on the Company's business.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters Ended May 4, 2013 and April 28, 2012
(unaudited)

	Quarter Ended
	May 4, 2013	April 28, 2012
	(in thousands, except per share amounts)
Net sales	$574,506	$560,411
Cost of sales	253,941	243,040
Gross margin	320,565	317,371
Selling, general and administrative expenses	286,653	272,018
Operating income	33,912	45,353
Interest and investment income/(expense), net	87	220
Other non-operating income/(expense), net	54	—
Income before income taxes	34,053	45,573
Income tax provision	13,141	16,841
Net income	$20,912	$28,732

Earnings per share:
Basic earnings per share	$0.45	$0.59

Weighted average shares outstanding	46,079	47,922

Diluted earnings per share	$0.44	$0.58

Weighted average shares outstanding, assuming dilution	46,540	48,677

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Quarters Ended May 4, 2013 and April 28, 2012
(unaudited)

	Quarter Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Net income	$20,912	$28,732

Other comprehensive income:
Foreign currency translation adjustment	(259)	—
Net change in employee benefit plans:
Amortization of net actuarial loss	157	175
Other comprehensive (loss)/income, before tax	(102)	175
Income tax expense on other comprehensive income	61	80
Other comprehensive (loss)/income, net of tax	(163)	95
Comprehensive income	$20,749	$28,827

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
May 4, 2013, February 2, 2013 and April 28, 2012
(unaudited)

	May 4, 2013	February 2, 2013	April 28, 2012
	(in thousands, except share amounts)
Assets
Current assets
Cash	$80,482	$167,011	$106,154
Accounts receivable	32,414	17,856	29,783
Merchandise inventories	265,836	216,848	243,516
Refundable income taxes	9,661	9,201	9,240
Deferred income taxes	30,443	30,397	31,891
Prepaid expenses and other current assets	69,651	64,716	63,123
Total current assets	488,487	506,029	483,707
Property and equipment, net	411,573	409,703	361,646
Deferred income taxes	1,931	7,841	23,579
Other assets	19,205	18,632	13,606
Total assets	$921,196	$942,205	$882,538
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$108,568	$105,691	$103,628
Accrued salaries and bonus	18,624	23,969	18,770
Current portion of long-term performance compensation	18,178	34,233	29,151
Accrued tenancy	37,256	38,647	41,951
Gift certificates and merchandise credits redeemable	39,840	47,268	43,259
Accrued expenses and other current liabilities	83,567	86,946	68,242
Total current liabilities	306,033	336,754	305,001
Deferred lease costs	163,645	162,620	158,866
Deferred income taxes	2,963	228	1,367
Long-term performance compensation, less current portion	11,330	26,368	17,902
Other liabilities	29,308	31,125	28,555

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516 shares issued	561	561	561
Additional paid-in capital	748,245	768,215	767,351
Retained earnings	697,754	676,842	602,990
Accumulated other comprehensive loss	(4,660)	(4,497)	(5,223)
Treasury stock 35,411,598; 35,958,318 and 33,790,075 shares, respectively, at cost	(1,033,983)	(1,056,011)	(994,832)
Total stockholders’ equity	407,917	385,110	370,847
Total liabilities and stockholders’ equity	$921,196	$942,205	$882,538

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters Ended May 4, 2013 and April 28, 2012
(unaudited)

	Quarter Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Operating activities:
Net income	$20,912	$28,732
Adjustments to reconcile net income to net cash (used for)/provided by operating activities:
Deferred income taxes	8,538	14,630
Depreciation and amortization	25,304	23,302
Loss on disposal and write-down of property and equipment	930	387
Stock-based compensation	4,036	3,361
Non-cash interest and other non-cash items	(155)	(150)
Tax benefit from exercise/vesting of stock awards	1,093	4,975
Changes in assets and liabilities:
Accounts receivable	(14,558)	(10,192)
Merchandise inventories	(48,988)	(30,069)
Prepaid expenses and other current assets	(4,853)	(14,016)
Refundable income taxes	(460)	2,725
Other non-current assets and liabilities, net	2,198	(3,639)
Accounts payable and accrued expenses	(43,725)	(10,941)
Net cash (used for)/provided by operating activities	(49,728)	9,105
Investing activities:
Purchases of marketable securities	(2,333)	(1,314)
Sales of marketable securities and short-term investments	574	17
Purchases of property and equipment	(29,318)	(27,936)
Other, net	1,020	—
Net cash used for investing activities	(30,057)	(29,233)
Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	742	723
Proceeds from exercise of stock options	869	9,493
Excess tax benefits from stock-based compensation	1,175	5,353
Repurchases of common and restricted stock	(4,683)	(39,044)
Repayments of fixed asset financing and capital lease obligations	(374)	(360)
Change in trade payable program obligation, net	(4,434)	(91)
Net cash used for financing activities	(6,705)	(23,926)
Effect of exchange rate changes on cash	(39)	—
Net decrease in cash	(86,529)	(44,054)
Cash, beginning of period	167,011	150,208
Cash, end of period	$80,482	$106,154
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$284	$260
Cash paid during the period for income taxes	$11,922	$10,162
Accrual for purchases of property and equipment	$19,180	$14,507

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
Interim Financial Information

The Condensed Consolidated Financial Statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated.

The results of operations for the 2013 interim period presented in the Condensed Consolidated Financial Statements are not necessarily indicative of results to be expected for Fiscal 2013.

The February 2, 2013 Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheets of ANN INC. (the “Company”) included in its Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. As such, the financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013. The Company believes that the disclosures made are adequate to prevent the interim financial statements from being misleading.
Immaterial Correction of Balance Sheet Equity Accounts

Subsequent to the issuance of its first quarter Fiscal 2012 interim financial statements, the Company determined that, beginning in Fiscal 2009, it has been incorrectly recording the dollar impact of shares issued out of Treasury Stock in connection with the exercise of stock options, the issuance of restricted stock grants and the vesting, in shares, of restricted unit grants. In connection with these share issuances, the Company inappropriately reduced its Treasury Stock balance in an amount equal to the exercise price of shares issued in connection with stock options exercised or the incorrect cost basis of shares issued in connection with restricted stock grants and the vesting, in shares, of restricted unit grants. The Company should have reduced Treasury Stock by the cost basis of the shares issued, with any difference being charged or credited to Additional Paid-in Capital. As a result, the Company has restated previously presented balances to appropriately reflect the impact of these transactions in its Condensed Consolidated Balance Sheet as of April 28, 2012. The cumulative impact of these corrections has the effect of reducing both Treasury Stock and Additional Paid-in Capital by $40.8 million as of April 28, 2012.

2.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”), which sets forth additional disclosure requirements for items reclassified out of accumulated other comprehensive income and into net income, and is effective for annual and interim reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 in the first quarter of Fiscal 2013 by presenting amounts reclassified out of AOCI as a separate disclosure in the Notes to the Condensed Consolidated Financial Statements. Amounts reclassified out of AOCI were related to amortization of net actuarial loss associated with our pension plan.

3.	Fair Value Measurements

The Company follows a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives at the vice-president level and above. Certain of the investment assets of the rabbi trust are valued based on quoted market prices, which are considered Level 1 inputs, with the remainder based on the net asset value determined by the value of the underlying assets, which are considered Level 2 inputs. The following tables segregate the rabbi trust assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement date:

	May 4, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$582	$582	$—	$—
Fixed income funds	676	—	676	—
Equity funds	8,948	—	8,948	—
Total assets	$10,206	$582	$9,624	$—

	February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$3,868	$3,868	$—	$—
Fixed income funds	572	—	572	—
Equity funds	3,683	—	3,683	—
Total assets	$8,123	$3,868	$4,255	$—

	April 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$1,655	$1,655	$—	$—
Fixed income funds	462	—	462	—
Equity funds	4,251	—	3,789	—
Total assets	$5,906	$1,655	$4,251	$—

At May 4, 2013, the Company believes that the carrying value of cash, receivables and payables approximates fair value, due to the short maturity of these financial instruments. As of the dates presented, we had no cash equivalents.

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
The following table presents a reconciliation of basic and diluted earnings per share for the quarters ended May 4, 2013 and April 28, 2012:

	Quarter Ended
	May 4, 2013			April 28, 2012
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$20,912			$28,732
Less net income associated with participating securities	380			438
Basic earnings per share	$20,532	46,079	$0.45	$28,294	47,922	$0.59
Diluted Earnings per Share:
Net income	$20,912			$28,732
Less net income associated with participating securities	377			431
Effect of dilutive securities		461			755
Diluted earnings per share	$20,535	46,540	$0.44	$28,301	48,677	$0.58
For the quarters ended May 4, 2013 and April 28, 2012, non-participating securities (stock options) representing 798,670 and 2,075,450 shares of common stock, respectively, were excluded from the above computations of weighted average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods. In addition, for the quarter ended April 28, 2012, non-participating securities (performance-based restricted units) representing 24,667 shares of common stock were excluded from the above computation of weighted- average shares for diluted earnings per share due to the fact that they are contingently issuable securities whose contingency was not met at certain dates during the period then ended. There were no such shares excluded from the above computation of weighted average shares for diluted earnings per share for the quarter ended May 4, 2013.

5.	Equity and Incentive Compensation Plans
Stock Incentive Plans
During the quarters ended May 4, 2013 and April 28, 2012, the Company recognized approximately $4.0 million and $3.4 million, respectively, in stock-based compensation expense. As of May 4, 2013, there was $6.6 million and $17.5 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a remaining weighted average vesting period of 1.9 years and 2.3 years, respectively. Restricted stock award grants, restricted unit award vestings and shares underlying stock option exercises during the three months ended May 4, 2013 were issued out of treasury stock. In addition, restricted stock awards forfeited, as well as shares returned to cover employee tax withholding obligations related to stock option exercises and restricted stock award vestings, were returned to treasury stock.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5.	Equity and Incentive Compensation Plans (Continued)

Stock Options
The following table summarizes stock option activity for the quarter ended May 4, 2013:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	2,785,102	$25.61
Granted (1)	101,400	30.73
Exercised	(39,459)	22.02
Forfeited or expired	(24,209)	31.37
Options outstanding at end of period	2,822,834	$25.79

Vested and exercisable at May 4, 2013	2,261,475	$25.13

Options expected to vest in the future as of May 4, 2013	488,500	$28.52

(1)	Awards vest annually over a three-year period and expire ten years after the grant date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted as of the grant date. For the quarters ended May 4, 2013 and April 28, 2012, the fair value of options granted was estimated using the following weighted average assumptions:

	Quarter Ended
	May 4, 2013	April 28, 2012
Expected volatility	52.9%	54.6%
Risk-free interest rate	0.9%	0.9%
Expected life (years)	5.03	4.40
Dividend yield	—	—

The weighted average fair value of options granted during the quarters ended May 4, 2013 and April 28, 2012 was $14.09 and $12.36 per share, respectively. The Company estimates the volatility of its common stock on the date of grant based on an average of its historical common stock volatility and the implied volatility of publicly traded options on its common stock.

Restricted Stock
The following table summarizes restricted stock activity for the quarter ended May 4, 2013:

	Time - Based			Performance - Based
	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Restricted stock awards at February 2, 2013	461,396		$27.96	203,671		$27.81
Granted	360,600	(1)	30.74	178,638	(2)	30.74
Vested	(144,394)		27.68	(82,633)		27.92
Forfeited	(27,368)		30.02	(4,400)		30.73
Restricted stock awards at May 4, 2013	650,234		$29.48	295,276		$29.51

(1)	Of this amount 181,500 shares vest equally in each of March 2014, 2015 and 2016 and 179,100 shares vest in March 2016.
(footnotes continued on following page)

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

Restricted Units
The following table summarizes restricted unit activity for the quarter ended May 4, 2013:

	Time - Based		Performance - Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted unit awards at February 2, 2013	75,016	$19.58	46,003	$19.58
Vested	(75,016)	19.58	(46,003)	19.58
Restricted unit awards at May 4, 2013	—	$—	—	$—
Long-Term Performance Compensation
The Company maintains a long-term cash incentive program, the Restricted Cash Program (“RCP”) for vice-presidents and above. During the quarters ended May 4, 2013 and April 28, 2012, the Company recognized $4.7 million and $4.9 million in compensation expense under the RCP, a portion of which results from changes in estimates. As of May 4, 2013, there was $32.9 million of unrecognized compensation cost under the RCP, which is expected to be recognized over a remaining weighted average deferral period of 2.6 years.

6.	Revolving Credit Facility
On December 19, 2012, the Company’s wholly-owned subsidiary, AnnTaylor, Inc., and certain of its subsidiaries, entered into a Fourth Amended and Restated $250 million senior secured revolving credit facility with Bank of America, N.A. and a syndicate of lenders (the “Credit Facility”), which amended the existing senior secured revolving credit facility due to expire in April 2013. The Credit Facility provides the Company with a $75 million sub-facility solely for loans and letters of credit to be provided to ANN Canada Inc., a wholly-owned subsidiary of AnnTaylor, Inc., and an option to increase the total facility and the aggregate commitments thereunder up to $400 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility expires on December 19, 2017 and may be used for working capital, letters of credit and other corporate purposes, and contains an acceleration clause which, upon the occurrence of an Event of Default, including but not limited to, a Material Adverse Effect, each as defined in the Credit Facility, may cause any outstanding borrowings to become immediately due and payable.
The maximum availability for loans and letters of credit under the Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages of certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $13.7 million, $14.1 million and $12.1 million as of May 4, 2013, February 2, 2013 and April 28, 2012, respectively, leaving a remaining available balance for loans and letters of credit of $236.3 million, $150.8 million and $204.8 million, respectively. There were no borrowings outstanding under the Credit Facility at May 4, 2013, February 2, 2013, April 28, 2012 or as of June 6, 2013, the date of this filing.
The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens, and a fixed charge coverage ratio covenant that is triggered if certain liquidity thresholds are not met.  As of May 4, 2013 and June 6, 2013, the date of this filing, the Company was in compliance with all such covenants.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

7.	Employee Benefits
The following table summarizes the components of net periodic pension cost for the Company:

	Quarter Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Net periodic pension cost:
Interest cost	$360	$437
Expected return on plan assets	(322)	(377)
Amortization of actuarial loss	157	175
Net periodic pension cost	$195	$235
The Company froze its noncontributory defined benefit pension plan (the "Pension Plan") in October 2007. The Company was neither required to, nor did it make, any contributions to its Pension Plan during the quarters ended May 4, 2013 and April 28, 2012.

8.	Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income for the quarter ended May 4, 2013:

	Foreign Currency Translation	Unrecognized Pension Benefit Costs	Total
	(in thousands)
Balance at February 2, 2013	$19	$(4,516)	$(4,497)
Other comprehensive income/(loss) before reclassifications:
Foreign currency translation adjustment	(259)	—	(259)
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	157	157
Amounts reclassified from AOCI, before tax	—	157	157
Income tax expense (2)	—	61	61
Net current period other comprehensive (loss)/income, net of tax	(259)	96	(163)
Balance at May 4, 2013	$(240)	$(4,420)	$(4,660)

(1)
Amount is included in net periodic pension cost, which is presented in “Selling, general and administrative expenses” on the Company's Condensed Consolidated Statements of Operations. See Note 7, “Employee Benefits,” for further details.

(2)	Relates to amounts reclassified from AOCI.

9.	Legal Proceedings
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
Our rich heritage dates back to 1954, when we opened our first Ann Taylor store in New Haven, Connecticut. Back then, “Ann Taylor” represented a best-selling dress style that embodied the well-dressed woman. Today, we operate 989 retail stores in 47 states, the District of Columbia, Puerto Rico and Canada. In addition to our stores, our clients can shop online at www.anntaylor.com and www.LOFT.com (together, our “Online Stores”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444.
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
Management Overview
Throughout much of the first quarter of Fiscal 2013, our performance was negatively impacted by unseasonably cold Spring weather patterns across a majority of the United States. As a result, we were more promotional than planned in order to move through warm-weather product categories, particularly at LOFT, where our merchandise offering featured a greater breadth and depth of seasonal apparel. Conversely, at Ann Taylor, our merchandise offering featured more transitional wear-now product, which resonated with our client and resulted in positive comparable sales, as well as higher gross margin rate performance, compared to last year. In our factory outlet channel at both brands, our conservative inventory strategy resulted in higher gross margin rate performance compared to last year; however, comparable sales were down, primarily due to softer traffic at factory outlet centers.
At the Ann Taylor brand, overall comparable sales increased 1.9% during the first quarter of Fiscal 2013. At our multi-channel Ann Taylor business, which includes Ann Taylor stores and anntaylor.com, comparable sales increased 6.2%, while at Ann Taylor Factory, comparable sales declined 5.8%. Results at Ann Taylor reflect our strategies to offer clients a broader assortment of fashion in all stores; maintain a more category-specific promotional stance; ensure the right balance of the merchandise offering across good, better and best price points; and further enhance the shopping experience, both in-store and online. These strategies helped drive improved gross margin rate performance compared to last year. At Ann Taylor Factory, softer traffic patterns in factory outlet centers continued to impact top-line performance during the first quarter. In summary, the Ann Taylor brand has continued to make progress driving higher sales and profitability, and we believe the brand is well-positioned to continue this momentum in the second quarter and over the balance of the year.
At the LOFT brand, overall comparable sales decreased 1.9% during the first quarter of Fiscal 2013, reflecting decreases of 0.9% at our multi-channel LOFT business, which includes LOFT stores and LOFT.com, and 7.9% at LOFT Outlet. LOFT's merchandise offering featured a depth and breadth of warm-weather specific categories, such as shorts, cropped pants, knit tops and sandals, all of which underperformed due to the unseasonably cold early Spring weather. However, sales trends improved with the arrival of more seasonable temperatures in late April. We took action early and entered the second quarter with clean inventories and a fresh summer fashion offering. At LOFT Outlet, the comparable sales decline largely reflected reduced traffic at factory outlet centers during the quarter; however, we managed Outlet for profitability, which drove higher gross margin rate performance in the channel compared to the first quarter of Fiscal 2012. Looking ahead, we believe that the LOFT brand is well-positioned to deliver profitable growth in the second quarter and over the remainder of Fiscal 2013.

Our real estate strategy continues to be focused on supporting our brands' objectives to enhance the overall productivity and profitability of our fleet. Overall, we opened 13 new stores and closed eight underperforming stores during the quarter. At Ann Taylor, we continue to roll-out new format stores, opening one new store and right-sizing and remodeling two existing stores during the quarter. At LOFT, we further expanded the fleet's presence, particularly in small- and mid-markets, with the addition of nine new stores during the quarter. We also continued expansion in the factory outlet channel, adding one new Ann Taylor Factory store and two new LOFT Outlet stores. At the end of the first quarter, our 989-store fleet was comprised of 273 Ann Taylor stores, 516 LOFT stores, 102 Ann Taylor Factory stores and 98 LOFT Outlet stores.
Overall, although our first quarter results fell short of expectations, we believe this softer performance was largely related to the impact of unseasonable weather across much of the United States during the period. We remain positive about the balance of the year and believe our strategic initiatives are gaining traction and creating significant opportunities for the long-term. Both Ann Taylor and LOFT are strong brands that offer great fashion, service, quality, value and personalization, along with an engaging client experience across all channels. This, combined with a continued focus on our multi-channel shopping experience, execution of our real estate strategy at both brands, expansion of both brands into Canada, and introduction of international shipping, reflects our efforts to invest in the profitable growth of ANN INC.
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

•
Gross margin and merchandise gross margin - Gross margin measures our ability to control the direct costs of merchandise sold during the period.  Merchandise gross margin represents the difference between net merchandise sales and merchandise cost.   Merchandise cost includes the cost paid to our third-party suppliers for merchandise sold during the period and the cost to transport that merchandise from our suppliers to our distribution center, including customs costs.  Gross margin includes merchandise gross margin, as well as revenue and/or expenses related to:  our sourcing operations; fulfillment and shipment of online and multi-channel sales; depreciation related to merchandise management systems; sample product development; and direct costs of our credit card loyalty program. Buying and occupancy costs are excluded from cost of sales and gross margin.

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

Results of Operations
The following table sets forth data from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	Quarter Ended
	May 4, 2013	April 28, 2012
Net sales	100.0%	100.0%
Cost of sales	44.2%	43.4%
Gross margin	55.8%	56.6%
Selling, general and administrative expenses	49.9%	48.5%
Operating income	5.9%	8.1%
Interest and investment income/(expense), net	—%	—%
Other non-operating income/(expense), net	—%	—%
Income before income taxes	5.9%	8.1%
Income tax provision	2.3%	3.0%
Net income	3.6%	5.1%
The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period:

	Quarter Ended
	May 4, 2013	April 28, 2012
Net sales	2.5%	7.0%
Gross margin	1.0%	5.8%
Operating income	(25.2)%	(1.2)%
Net income	(27.2)%	5.2%

Sales and Sales-Related Metrics
The following tables set forth certain sales and sales-related metrics:

	Quarter Ended
	May 4, 2013		April 28, 2012
	Sales	Comp %	Sales	Comp %
Sales and Comparable Sales	($ in thousands)
Ann Taylor brand
Ann Taylor (1)	$150,783	6.2%	$142,211	(10.3)%
Ann Taylor Factory	68,484	(5.8)%	70,165	0.7%
Total Ann Taylor brand	$219,267	1.9%	$212,376	(6.9)%
LOFT brand
LOFT (2)	$298,497	(0.9)%	$298,874	12.0%
LOFT Outlet	56,742	(7.9)%	49,161	6.1%
Total LOFT brand	$355,239	(1.9)%	$348,035	11.3%
Total Company	$574,506	(0.5)%	$560,411	3.8%

Sales and Sales-Related Metrics (continued)

	Quarter Ended
	May 4, 2013	April 28, 2012
Sales-Related Metrics
Average Dollars Per Transaction ("DPT")
Ann Taylor brand	$79.90	$83.03
LOFT brand	64.61	67.86
Average Units Per Transaction ("UPT")
Ann Taylor brand	2.49	2.35
LOFT brand	2.67	2.68
Average Unit Retail ("AUR")
Ann Taylor brand	$32.09	$35.33
LOFT brand	24.20	25.32

(1)	Includes sales at Ann Taylor stores and anntaylor.com

(2)	Includes sales at LOFT stores and LOFT.com

Store Data

The following table sets forth certain store data:

	Quarter Ended
	May 4, 2013		April 28, 2012
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Ann Taylor brand
Ann Taylor	273	1,375	274	1,416
Ann Taylor Factory	102	698	99	691
Total Ann Taylor brand	375	2,073	373	2,107
LOFT brand
LOFT	516	2,965	500	2,898
LOFT Outlet	98	661	74	519
Total LOFT brand	614	3,626	574	3,417
Total Company	989	5,699	947	5,524
Number of:
Stores open at beginning of period	984	5,685	953	5,584
New stores (1)	13	66	7	36
Downsized/expanded stores, net (2)	—	(6)	—	(25)
Closed stores	(8)	(46)	(13)	(71)
Stores open at end of period	989	5,699	947	5,524

(1)
During the quarter ended May 4, 2013, we opened one new Ann Taylor store, one new Ann Taylor Factory store, nine new LOFT stores, and two new LOFT Outlet stores. During the quarter ended April 28, 2012, we opened two new Ann Taylor stores, four new LOFT stores and one new LOFT Outlet store.

(2)
During the quarter ended May 4, 2013, we downsized two Ann Taylor stores, one Ann Taylor Factory store and two LOFT stores. During the quarter ended April 28, 2012, we downsized three Ann Taylor stores, three Ann Taylor Factory stores, one LOFT store and one LOFT outlet store.

Net sales for the quarter ended May 4, 2013 increased 2.5% over the comparable 2012 period, with comparable sales down 0.5%. By brand, Ann Taylor's net sales increased $6.9 million, or 3.2%, for the quarter ended May 4, 2013, with comparable sales up 1.9% for the period. Sales at our multi-channel Ann Taylor business, which includes Ann Taylor stores and anntaylor.com, benefited from client response to our more transitional wear-now assortment. This resulted in year-over-year increases in traffic, conversion and transactions, and helped contribute to a 6.2% increase in comparable sales. At Ann Taylor Factory, comparable sales declined 5.8%, which was primarily due to a decrease in traffic at factory outlet centers across much of the United States.

At LOFT, net sales increased $7.2 million, or 2.1%, for the quarter ended May 4, 2013, with comparable sales down 1.9% for the period. At our multi-channel LOFT business, which includes LOFT stores and LOFT.com, we experienced slight increases in traffic and conversion, however, our overall top-line performance was negatively impacted by the unseasonably cold weather and a merchandise assortment that reflected a greater depth and breadth of warm-weather product, particularly at LOFT stores. This contributed to a 0.9% decrease in comparable sales. At LOFT Outlet, comparable sales decreased 7.9%, also the result of a decline in traffic at factory outlet centers across much of the United States.

Cost of Sales and Gross Margin
The following table presents cost of sales and gross margin in dollars and as a percentage of net sales:

	Quarter Ended
	May 4, 2013	April 28, 2012
	(dollars in thousands)
Cost of sales	$253,941	$243,040
Gross margin	$320,565	$317,371
Percentage of net sales	55.8%	56.6%

Gross margin as a percentage of net sales for the quarter ended May 4, 2013 was 55.8% versus 56.6% in the comparable 2012 period. We experienced an overall increase in merchandise gross margin rate performance compared to last year due to the impact of our multi-channel initiative at both brands, favorable client response to our more transitional wear-now merchandise assortment at Ann Taylor and our strategy to conservatively manage inventory levels and promotional activity in our factory outlet channel at both brands to drive profitability. These gains were partially offset by the merchandise gross margin rate impact of the increased level of promotional activity at LOFT necessary to move through warm-weather product. The improvement in merchandise gross margin rate performance was more than offset by the effect of higher levels of client shipping associated with multi-channel sales on our overall gross margin rate.

Selling, General and Administrative Expenses
The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales:

	Quarter Ended
	May 4, 2013	April 28, 2012
	(dollars in thousands)
Selling, general and administrative expenses	$286,653	$272,018
Percentage of net sales	49.9%	48.5%

The increase in selling, general and administrative expenses for the quarter ended May 4, 2013 as compared to the 2012 period was primarily due to higher payroll and occupancy costs related to store growth, an increase in marketing expenses and other expenses to support the expansion of our business. As a percentage of net sales, the increase in selling, general and administrative expenses for the quarter ended May 4, 2013 as compared to the 2012 period was primarily due to higher occupancy and marketing expenses, as well as an increase in other expenses supporting the expansion of our business.

Income Taxes
The following table presents our income tax provision and effective income tax rate:

	Quarter Ended
	May 4, 2013	April 28, 2012
	(dollars in thousands)
Income tax provision	$13,141	$16,841
Effective income tax rate	38.6%	37.0%

The effective tax rate of 38.6% for the quarter ended May 4, 2013 is based on our expected annual effective tax rate of 41% offset by certain discrete items in the quarter. The increase in our effective income tax rate for the quarter ended May 4, 2013 over the comparable 2012 period was primarily due to the benefit in the prior-year period of tax positions that were considered effectively settled, as well as changes in the mix of earnings in various state taxing jurisdictions.

Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. The following table sets forth certain measures of our liquidity:

	May 4, 2013	February 2, 2013	April 28, 2012
	(dollars in thousands)
Working capital	$182,454	$169,275	$178,706
Current ratio	1.60:1	1.50:1	1.59:1

Operating Activities
Cash used for operating activities was $49.7 million for the three months ended May 4, 2013, compared with cash provided by operating activities of $9.1 million for the three months ended April 28, 2012. The year-over-year decrease is primarily the result of lower net income, including the effect of non-cash items, payments related to our incentive compensation plans, the timing of payment of accounts payable and other accrued expenses and a year-over-year increase in merchandise inventories.

Merchandise inventories increased approximately $22.3 million, or 9.2%, at May 4, 2013 compared to April 28, 2012. On a per-square-foot basis, merchandise inventories at May 4, 2013 increased approximately 6% as compared to April 28, 2012.

Investing Activities
Cash used for investing activities was $30.1 million for the three months ended May 4, 2013, compared with $29.2 million for the three months ended April 28, 2012. Cash used for investing activities was primarily driven by capital expenditures related to our store expansion and refurbishment projects during both periods.

Financing Activities
Cash used for financing activities was $6.7 million for the three months ended May 4, 2013, compared with $23.9 million for the three months ended April 28, 2012. Cash used for financing activities decreased year-over-year primarily due to the repurchase of $35.0 million of our common stock under our share repurchase program in the prior year period.

Revolving Credit Facility
On December 19, 2012, our wholly-owned subsidiary, AnnTaylor, Inc., and certain of its subsidiaries, entered into a Fourth Amended and Restated $250 million senior secured revolving credit facility with Bank of America, N.A. and a syndicate of lenders (the “Credit Facility”), which amended the existing senior secured revolving credit facility due to expire in April 2013. The maximum availability for loans and letters of credit under the Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages of certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $13.7 million, $14.1 million and $12.1 million as of May 4, 2013, February 2, 2013 and April 28, 2012, respectively, leaving a remaining available balance for loans and letters of credit of $236.3 million, $150.8 million and $204.8 million as of May 4, 2013, February 2, 2013 and April 28, 2012, respectively. There were no borrowings outstanding under the Credit Facility at May 4, 2013, February 2, 2013, April 28, 2012 or as of June 6, 2013, the date of this filing.
The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens, and a fixed charge coverage ratio covenant that is triggered if certain liquidity thresholds are not met.  As of May 4, 2013 and June 6, 2013, the date of this filing, the Company was in compliance with all such covenants. For additional information, see Note 6, “Revolving Credit Facility,” in the Notes to the Condensed Consolidated Financial Statements.

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
Foreign cash balances at May 4, 2013 were $1.3 million, of which the majority was held in Canadian dollars. As of February 2, 2013 and April 28, 2012, we had $3.0 million and $0.6 million respectively, invested in foreign bank accounts.
On October 1, 2007, we froze our noncontributory defined benefit pension plan (the “Pension Plan”). Due to the large amount of lump sum distributions in 2012, pension expense for Fiscal 2013, excluding any potential settlement charges, is projected to be lower than pension expense in Fiscal 2012. Our Pension Plan is invested in readily liquid investments, primarily equity and debt securities. Although we were not required to make a contribution to the Pension Plan in Fiscal 2012 or Fiscal 2011, any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan in Fiscal 2013.
We are self-insured for expenses related to our employee medical plan, our workers' compensation plan, general liability plan and for short-term and long-term disability, up to certain thresholds.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on the Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes, including revenue, expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. Management has determined that our most critical accounting estimates are those related to merchandise inventory valuation, asset impairment, income taxes and stock and incentive-based compensation. Actual results in these areas could differ from management’s estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes in the information concerning our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”), which sets forth additional disclosure requirements for items reclassified out of accumulated other comprehensive income and into net income, and is effective for annual and interim reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 in the first quarter of Fiscal 2013, by presenting amounts reclassified out of AOCI as a separate disclosure in the Notes to the Condensed Consolidated Financial Statements. Amounts reclassified out of AOCI were related to amortization of net actuarial loss associated with our pension plan.

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
We are exposed to limited market risk, primarily related to foreign currency exchange. We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in the Canadian dollar. As of May 4, 2013, our monetary assets and liabilities subject to this exposure are immaterial; therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not have a material impact on our earnings or cash flows.
AnnTaylor, Inc.’s Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of May 4, 2013, we did not hold any investments that did not qualify as cash and cash equivalents.

Item 4.         Controls and Procedures.
The Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this filing. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this filing.
During the first quarter of Fiscal 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases of our common stock for the periods indicated, which, upon repurchase, are classified as treasury shares available for general corporate purposes:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
February 3, 2013 to March 2, 2013	778	$27.87	—	$49,084
March 3, 2013 to April 6, 2013	150,544	30.96	—	49,084
April 7, 2013 to May 4, 2013	—	—	—	49,084
	151,322		—

(1)
Represents shares of restricted stock purchased in connection with employee tax withholding obligations under the employee equity compensation plans, which are not purchases under the Company’s publicly announced program.

(2)
On March 8, 2011, our Board of Directors approved a $200 million expansion of our existing securities repurchase program (the “Repurchase Program”) to a total of $600 million. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. There were no shares purchased under the Repurchase Program during the first quarter of Fiscal 2013. As of May 4, 2013, and as of June 6, 2013, the date of this filing, approximately $49.1 million remained available under the Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description

10.1*†	Form of 2003 Plan Restricted Stock Award Agreement, as amended in 2013 (Performance-Vesting Restricted Stock)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.

°	Furnished electronically herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANN INC.

Date:	June 6, 2013	By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 6, 2013	By:	/s/ Michael J. Nicholson
Michael J. Nicholson
Executive Vice President, Chief Operating Officer,
Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1*†	Form of 2003 Plan Restricted Stock Award Agreement, as amended in 2013 (Performance-Vesting Restricted Stock)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.

°	Furnished electronically herewith.

†	Management contract or compensatory plan or arrangement.