Form 10-Q
period 2013-08-03
ANN INC.
filed 2013-08-23
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2013
Common Stock, $.0068 par value	45,833,296

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Six Months Ended August 3, 2013 and July 28, 2012
(unaudited)

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands, except per share amounts)
Net sales	$638,198	$594,872	$1,212,704	$1,155,283
Cost of sales	288,921	262,471	542,862	505,511
Gross margin	349,277	332,401	669,842	649,772
Selling, general and administrative expenses	289,298	279,456	575,951	551,474
Operating income	59,979	52,945	93,891	98,298
Interest and investment income/(expense), net	354	(384)	441	(164)
Other non-operating income, net	143	—	197	—
Income before income taxes	60,476	52,561	94,529	98,134
Income tax provision	24,827	21,826	37,968	38,667
Net income	$35,649	$30,735	$56,561	$59,467

Earnings per share:
Basic earnings per share	$0.76	$0.64	$1.21	$1.23

Weighted average shares outstanding	45,695	47,571	45,887	47,747

Diluted earnings per share	$0.76	$0.63	$1.20	$1.21

Weighted average shares outstanding, assuming dilution	46,125	48,118	46,332	48,398

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Quarters and Six Months Ended August 3, 2013 and July 28, 2012
(unaudited)

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Net income	$35,649	$30,735	$56,561	$59,467

Other comprehensive (loss)/income:
Foreign currency translation adjustment	(167)	—	(426)	—
Net change in employee benefit plans:
Amortization of net actuarial loss	158	175	315	350
Other comprehensive (loss)/income, before tax	(9)	175	(111)	350
Income tax expense on other comprehensive (loss)/income	60	75	121	155
Other comprehensive (loss)/income, net of tax	(69)	100	(232)	195
Comprehensive income	$35,580	$30,835	$56,329	$59,662

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
August 3, 2013, February 2, 2013 and July 28, 2012
(unaudited)

	August 3, 2013	February 2, 2013	July 28, 2012
	(in thousands, except share amounts)
Assets
Current assets
Cash	$107,021	$167,011	$132,663
Accounts receivable	24,438	17,856	28,074
Merchandise inventories	247,269	216,848	221,634
Refundable income taxes	8,271	9,201	7,765
Deferred income taxes	28,358	30,397	32,122
Prepaid expenses and other current assets	67,008	64,716	65,816
Total current assets	482,365	506,029	488,074
Property and equipment, net	423,850	409,703	374,803
Deferred income taxes	2,191	7,841	29,361
Other assets	21,457	18,632	13,350
Total assets	$929,863	$942,205	$905,588
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$105,264	$105,691	$97,725
Accrued salaries and bonus	25,575	23,969	31,080
Current portion of long-term performance compensation	19,181	34,233	29,750
Accrued tenancy	38,312	38,647	45,258
Gift certificates and merchandise credits redeemable	37,873	47,268	41,518
Accrued expenses and other current liabilities	83,748	86,946	81,293
Total current liabilities	309,953	336,754	326,624
Deferred lease costs	165,027	162,620	158,450
Deferred income taxes	6,116	228	1,250
Long-term performance compensation, less current portion	12,452	26,368	20,634
Other liabilities	34,842	31,125	30,455

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516 shares issued	561	561	561
Additional paid-in capital	747,986	768,215	769,516
Retained earnings	733,403	676,842	633,724
Accumulated other comprehensive loss	(4,729)	(4,497)	(5,123)
Treasury stock, 36,730,220; 35,958,318 and 35,239,186 shares, respectively, at cost	(1,075,748)	(1,056,011)	(1,030,503)
Total stockholders’ equity	401,473	385,110	368,175
Total liabilities and stockholders’ equity	$929,863	$942,205	$905,588

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended August 3, 2013 and July 28, 2012
(unaudited)

	Six Months Ended
	August 3, 2013	July 28, 2012
	(in thousands)
Operating activities:
Net income	$56,561	$59,467
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	13,456	8,425
Depreciation and amortization	51,667	46,365
Loss on disposal and write-down of property and equipment	1,754	1,354
Stock-based compensation	7,616	7,463
Non-cash interest and other non-cash items	(623)	307
Tax benefit from exercise/vesting of stock awards	1,480	5,390
Changes in assets and liabilities:
Accounts receivable	(6,625)	(8,483)
Merchandise inventories	(30,421)	(8,187)
Prepaid expenses and other current assets	(816)	(12,113)
Refundable income taxes	930	4,200
Other non-current assets and liabilities, net	6,654	1,309
Accounts payable, accrued expenses and other current liabilities	(46,534)	(300)
Net cash provided by operating activities	55,099	105,197
Investing activities:
Purchases of marketable securities	(2,565)	(1,445)
Sales of marketable securities and short-term investments	574	17
Purchases of property and equipment	(60,679)	(59,642)
Other, net	813	(250)
Net cash used for investing activities	(61,857)	(61,320)
Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	1,169	1,154
Proceeds from exercise of stock options	3,603	11,080
Excess tax benefits from stock-based compensation	1,676	5,828
Repurchases of common and restricted stock	(53,832)	(79,086)
Repayments on fixed asset financing and capital lease obligations	(751)	(722)
Change in trade payable program obligation, net	(4,988)	324
Net cash used for financing activities	(53,123)	(61,422)
Effect of exchange rate changes on cash	(109)	—
Net decrease in cash	(59,990)	(17,545)
Cash, beginning of period	167,011	150,208
Cash, end of period	$107,021	$132,663
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$478	$668
Cash paid during the period for income taxes	$26,307	$28,311
Accrual for purchases of property and equipment	$24,839	$19,988
Property and equipment acquired through capital lease	$2,444	$—

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

The results of operations for the 2013 interim periods presented in the Condensed Consolidated Financial Statements are not necessarily indicative of results to be expected for Fiscal 2013.

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
Immaterial Correction of Balance Sheet Equity Accounts

Subsequent to the issuance of its second quarter Fiscal 2012 interim financial statements, the Company determined that, beginning in Fiscal 2009, it had been incorrectly recording the dollar impact of shares issued out of Treasury Stock in connection with the exercise of stock options, the issuance of restricted stock grants and the vesting, in shares, of restricted unit grants. In connection with these share issuances, the Company inappropriately reduced its Treasury Stock balance in an amount equal to the exercise price of shares issued in connection with stock options exercised or the incorrect cost basis of shares issued in connection with restricted stock grants and the vesting, in shares, of restricted unit grants. The Company should have reduced Treasury Stock by the cost basis of the shares issued, with any difference being charged or credited to Additional Paid-in Capital. As a result, the Company has restated previously presented balances to appropriately reflect the impact of these transactions in its Condensed Consolidated Balance Sheet as of July 28, 2012. The cumulative impact of these corrections has the effect of reducing both Treasury Stock and Additional Paid-in Capital by $41.9 million as of July 28, 2012.

2.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”), which sets forth additional disclosure requirements for items reclassified out of AOCI and into net income, and is effective for annual and interim reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 in the first quarter of Fiscal 2013 by presenting amounts reclassified out of AOCI as a separate disclosure in the Notes to the Condensed Consolidated Financial Statements. Amounts reclassified out of AOCI were related to the amortization of net actuarial loss associated with our pension plan.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however retrospective application is permitted. The Company is in the process of evaluating ASU 2013-11 and does not expect that it will have a significant impact on its consolidated financial statements.

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

The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives at the vice-president level and above. Certain of the investment assets of the rabbi trust are valued based on quoted market prices, which are considered Level 1 inputs, with the remainder based on the net asset value determined by the value of the underlying assets, which are considered Level 2 inputs. The following tables segregate the rabbi trust assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at each of the stated measurement dates:

	August 3, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$4,110	$4,110	$—	$—
Fixed income funds	694	—	694	—
Equity funds	6,166	—	6,166	—
Total assets	$10,970	$4,110	$6,860	$—

	February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$3,868	$3,868	$—	$—
Fixed income funds	572	—	572	—
Equity funds	3,683	—	3,683	—
Total assets	$8,123	$3,868	$4,255	$—

	July 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$2,037	$2,037	$—	$—
Fixed income funds	517	—	517	—
Equity funds	3,335	—	3,335	—
Total assets	$5,889	$2,037	$3,852	$—

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

3.	Fair Value Measurements (Continued)
As of the dates presented, the Company believes that the carrying value of cash, receivables and payables approximates fair value, due to the short maturity of these financial instruments. As of the dates presented, the Company had no cash equivalents.

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
The following table presents a reconciliation of basic and diluted earnings per share for the quarters and six months ended August 3, 2013 and July 28, 2012:

	Quarter Ended
	August 3, 2013			July 28, 2012
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$35,649			$30,735
Less net income associated with participating securities	709			446
Basic earnings per share	$34,940	45,695	$0.76	$30,289	47,571	$0.64
Diluted Earnings per Share:
Net income	$35,649			$30,735
Less net income associated with participating securities	702			441
Effect of dilutive securities		430			547
Diluted earnings per share	$34,947	46,125	$0.76	$30,294	48,118	$0.63

	Six Months Ended
	August 3, 2013			July 28, 2012
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$56,561			$59,467
Less net income associated with participating securities	1,077			884
Basic earnings per share	$55,484	45,887	$1.21	$58,583	47,747	$1.23
Diluted Earnings per Share:
Net income	$56,561			$59,467
Less net income associated with participating securities	1,066			872
Effect of dilutive securities		445			651
Diluted earnings per share	$55,495	46,332	$1.20	$58,595	48,398	$1.21

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

4.	Earnings Per Share (Continued)
For the quarter and six months ended August 3, 2013, non-participating securities (stock options) representing 710,200 and 754,435 shares of common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods.
For the quarter and six months ended July 28, 2012, non-participating securities (stock options) representing 2,220,200 and 2,147,825 shares of common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods. In addition, for the six months ended July 28, 2012, non-participating securities (performance-based restricted units) representing 12,334 shares of common stock were excluded from the computation of weighted average shares for diluted earnings per share due to the fact that they are contingently issuable securities whose contingency was not met at certain dates during the six-month period. No such shares were excluded from the computation of weighted average shares for diluted earnings per share for the six months ended August 3, 2013, or the quarter ended July 28, 2012. In addition, no such shares were outstanding during the quarter ended August 3, 2013, as all outstanding performance-based restricted units vested in shares during the first quarter of Fiscal 2013.

5.	Equity and Incentive Compensation Plans
Repurchase Program
During the quarter and six months ended August 3, 2013, the Company repurchased 1.5 million shares of its common stock through open market purchases under its existing $600 million securities repurchase program at a cost of $49.1 million. During the quarter and six months ended July 28, 2012, the Company repurchased 1.6 million shares and 3.1 million shares, respectively, of its common stock through open market purchases at a cost of $40.0 million and $75.0 million, respectively. As of August 3, 2013, there were no amounts remaining for additional share repurchases under the Company's $600 million securities repurchase program.
On August 21, 2013, the Company’s Board of Directors approved a new $250 million securities repurchase program. The program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by the Company’s Board of Directors.
Stock Incentive Plans
During the quarter and six months ended August 3, 2013, the Company recognized approximately $3.6 million and $7.6 million, respectively, in stock-based compensation expense. During the quarter and six months ended July 28, 2012, the Company recognized approximately $4.1 million and $7.5 million, respectively, in stock-based compensation expense. As of August 3, 2013, there was $5.4 million and $16.3 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a remaining weighted average vesting period of 1.8 years and 2.1 years, respectively. Restricted stock award grants, restricted unit award vestings and shares underlying stock option exercises during the six months ended August 3, 2013 were issued out of treasury stock. In addition, restricted stock awards forfeited, as well as shares returned to cover employee tax withholding obligations related to stock option exercises and restricted stock vestings, were returned to treasury stock.
On May 30, 2013, the Company’s shareholders approved certain amendments to the Company's 2003 Equity Incentive Plan, including increasing the total authorized shares reserved for issuance from 11.75 million to 13.4 million common shares.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5.	Equity and Incentive Compensation Plans (Continued)
Stock Options
The following table summarizes stock option activity for the six months ended August 3, 2013:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	2,785,102	$25.61
Granted (1)	101,400	30.73
Exercised	(183,098)	19.68
Forfeited or expired	(53,294)	30.40
Options outstanding at end of period	2,650,110	$26.12

Vested and exercisable at August 3, 2013	2,112,422	$25.50

Options expected to vest in the future as of August 3, 2013	460,762	$28.62

(1)	Awards vest annually over a three-year period and expire ten years after the grant date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted as of the grant date. For the six months ended August 3, 2013 and July 28, 2012, the fair value of options granted was estimated using the following weighted average assumptions:

	Six Months Ended
	August 3, 2013	July 28, 2012
Expected volatility	52.9%	54.6%
Risk-free interest rate	0.9%	0.9%
Expected life (years)	5.0	4.4
Dividend yield	—	—

The weighted average fair value of options granted during the six months ended August 3, 2013 and July 28, 2012 was $14.09 and $12.36 per share, respectively. There were no options granted during the quarters ended August 3, 2013 and July 28, 2012. The Company estimates the volatility of its common stock on the date of grant based on an average of its historical common stock volatility and the implied volatility of publicly traded options on its common stock.

Restricted Stock
The following table summarizes restricted stock activity for the six months ended August 3, 2013:

	Time - Based			Performance - Based
	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Restricted stock awards at February 2, 2013	461,396		$27.96	203,671		$27.81
Granted	401,228	(1)	30.82	178,638	(2)	30.74
Vested	(186,276)		27.41	(82,633)		27.92
Forfeited	(41,910)		29.36	(7,800)		30.73
Restricted stock awards at August 3, 2013	634,438		$29.84	291,876		$29.49

(1)
Of this amount, 181,500 shares vest in equal installments in each of March 2014, 2015 and 2016, 179,100 shares vest in March 2016, 27,628 shares vest in May 2014 and 13,000 shares vest in equal installments in each of June 2014, 2015 and 2016.

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

Restricted Units
The following table summarizes restricted unit activity for the six months ended August 3, 2013:

	Time - Based		Performance - Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted unit awards at February 2, 2013	75,016	$19.58	46,003	$19.58
Vested (1)	(75,016)	19.58	(46,003)	19.58
Restricted unit awards at August 3, 2013	—	$—	—	$—

(1)	All restricted unit awards vested in shares during the first quarter of Fiscal 2013.
Long-Term Performance Compensation
The Company maintains a long-term cash incentive program, the Restricted Cash Program (“RCP”) for vice-presidents and above. During the quarters ended August 3, 2013 and July 28, 2012, the Company recognized $2.1 million and $3.3 million, respectively, in compensation expense under the RCP, a portion of which was the result of changes in estimates. During the six months ended August 3, 2013 and July 28, 2012, the Company recognized $6.8 million and $8.2 million, respectively, in compensation expense under the RCP, a portion of which was the result of changes in estimates. As of August 3, 2013, there was $26.9 million of unrecognized compensation cost under the RCP, which is expected to be recognized over a remaining weighted average deferral period of 2.6 years.

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
The maximum availability for loans and letters of credit under the Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages of certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $13.5 million, $14.1 million and $14.1 million as of August 3, 2013, February 2, 2013 and July 28, 2012, respectively, leaving a remaining available balance for loans and letters of credit of $199.1 million, $150.8 million and $172.6 million, respectively. There were no borrowings outstanding under the Credit Facility at August 3, 2013, February 2, 2013, July 28, 2012 or as of August 23, 2013, the date of this filing.
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

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

7.	Employee Benefits
The following table summarizes the components of net periodic pension cost for the Company:

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Net periodic pension cost:
Interest cost	$360	$438	$720	$875
Expected return on plan assets	(323)	(378)	(645)	(755)
Amortization of actuarial loss	158	175	315	350
Net periodic pension cost	$195	$235	$390	$470
The Company froze its noncontributory defined benefit pension plan (the "Pension Plan") in October 2007. The Company was neither required to, nor did it make, any contributions to its Pension Plan during the quarters or six months ended August 3, 2013 and July 28, 2012.

8.	Accumulated Other Comprehensive Income

The following table summarizes the components of AOCI for the six months ended August 3, 2013:

	Foreign Currency Translation	Unrecognized Pension Benefit Costs	Total
	(in thousands)
Balance at February 2, 2013	$19	$(4,516)	$(4,497)
Other comprehensive income/(loss) before reclassifications:
Foreign currency translation adjustment	(426)	—	(426)
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	315	315
Amounts reclassified from AOCI, before tax (2)	—	315	315
Income tax expense (3)	—	121	121
Net current period other comprehensive (loss)/income, net of tax	(426)	194	(232)
Balance at August 3, 2013	$(407)	$(4,322)	$(4,729)

(1)
Amount is included in net periodic pension cost, which is presented in “Selling, general and administrative expenses” on the Company's Condensed Consolidated Statements of Operations. See Note 7, “Employee Benefits,” for further details.

(2)
During the quarter and six months ended August 3, 2013, the Company reclassified income of $0.2 million ($0.1 million net of tax) and $0.3 million ($0.2 million net of tax), respectively, from AOCI related to our employee benefit plan.

(3)	Relates to amounts reclassified from AOCI.

9.	Legal Proceedings
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
Our rich heritage dates back to 1954, when we opened our first Ann Taylor store in New Haven, Connecticut. Back then, “Ann Taylor” represented a best-selling dress style that embodied the well-dressed woman. Today, we operate 1,007 retail stores in 47 states, the District of Columbia, Puerto Rico and Canada. In addition to our stores, our clients can shop online at www.anntaylor.com and www.LOFT.com (together, our “Online Stores”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444.
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
Management Overview
During the second quarter of Fiscal 2013, we achieved record diluted earnings per share results of $0.76, which reflects solid growth in net sales, positive comparable sales at both brands and double-digit growth in net income as compared to the same period last year.  Despite the highly promotional and competitive retail environment, we experienced higher merchandise gross margin rate performance, due to higher full price selling and more effective targeted promotions. However, increased client shipping costs related to our multi-channel initiative more than offset these gains and resulted in lower overall gross margin rate performance as compared to last year.  In the factory/outlet channel at both brands, we focused on maximizing profitability, as factory/outlet centers continued to experience softer traffic trends during the second quarter.
 At the Ann Taylor brand, overall comparable sales increased 3.1% during the second quarter of Fiscal 2013. At our multi-channel Ann Taylor business, which includes Ann Taylor stores and anntaylor.com, comparable sales increased 9.3%, while at Ann Taylor Factory, comparable sales declined 7.2%. Results at Ann Taylor continued to benefit from our strategies to offer clients a broader assortment of fashion in all stores and online; maintain a more category-specific promotional stance; ensure the right balance of the merchandise offering across good, better and best price points; and further enhance the shopping experience, both in-store and online. Together, these strategies resulted in higher full-price sell-through, as well as an increase in merchandise gross margin rate performance as compared to the second quarter of Fiscal 2012.  At Ann Taylor Factory, softer traffic patterns in factory/outlet centers continued to impact top-line performance during the second quarter.  Despite this, the Ann Taylor brand achieved its fifth consecutive quarter of positive comparable sales performance and we believe the brand is well-positioned to continue this momentum through the Fall season.
At the LOFT brand, overall comparable sales increased 2.5% during the second quarter of Fiscal 2013, reflecting an increase of 3.7% at our multi-channel LOFT business, which includes LOFT stores and LOFT.com, and a decline of 3.2% at LOFT Outlet.  Overall, LOFT's second quarter merchandise offerings were received positively by clients, and our expanded offerings in denim and LOFT Lounge, in particular, resonated very well.  At LOFT Outlet, the comparable sales decline largely reflected reduced traffic at factory/outlet centers during the quarter; however, we continued to focus on maximizing profitability in this channel, supported by conservative inventory positioning. Looking ahead, we see the opportunity to deliver positive comparable sales in the LOFT Outlet channel and we believe that, overall, the LOFT brand is well-positioned to deliver profitable growth over the remainder of Fiscal 2013.

We continue to make progress on our real estate strategy, which is focused on supporting our brands' objectives to enhance the overall productivity and profitability of our store fleet in the United States and Canada. Overall, we opened 21 new stores and closed three underperforming stores during the second quarter of Fiscal 2013. Ann Taylor continued to roll-out its new format stores, opening three new stores and right-sizing and remodeling five existing stores during the quarter. At LOFT, we continued to expand the fleet, primarily in small- and mid-markets, with the addition of 11 new stores during the quarter. We also continued expansion in the factory/outlet channel, adding three new Ann Taylor Factory stores and four new LOFT Outlet stores. At the end of the second quarter, our 1,007 store fleet was comprised of 275 Ann Taylor stores, 525 LOFT stores, 105 Ann Taylor Factory stores and 102 LOFT Outlet stores.
 In summary, our record second quarter diluted earnings per share results reflect that our product was well received and our strategic initiatives continue to gain traction, and we expect they will create further opportunities for ANN INC. over the long-term.  Both Ann Taylor and LOFT are strong brands that offer great fashion, service, quality, value and personalization, along with an engaging client experience across all channels.  We believe in our brands and are focused on strategically growing our business.  In support of this commitment, our Board of Directors recently approved a new $250 million share repurchase program, reflecting both the confidence in our business strategy and our efforts to further enhance shareholder value.
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

•
Gross margin and merchandise gross margin – Gross margin measures our ability to control the direct costs of merchandise sold during the period.  Merchandise gross margin represents the difference between net merchandise sales and merchandise cost.   Merchandise cost includes the cost paid to our third-party suppliers for merchandise sold during the period and the cost to transport that merchandise from our suppliers to our distribution center, including customs costs.  Gross margin includes merchandise gross margin, as well as revenue and/or expenses related to:  our sourcing operations; fulfillment and shipment of online and multi-channel sales; depreciation related to merchandise management systems; sample product development; and direct costs of our credit card loyalty program. Buying and occupancy costs are excluded from cost of sales and gross margin.

•
Operating income – Because retailers do not uniformly record supply chain, buying and/or occupancy costs as components of cost of sales or selling, general and administrative expenses, operating income allows us to benchmark our performance relative to other retailers. Operating income represents earnings before interest, other income/expense and income taxes and measures our earnings power from ongoing operations.

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

Results of Operations
The following table sets forth data from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.3%	44.1%	44.8%	43.8%
Gross margin	54.7%	55.9%	55.2%	56.2%
Selling, general and administrative expenses	45.3%	47.0%	47.5%	47.7%
Operating income	9.4%	8.9%	7.7%	8.5%
Interest and investment income/(expense), net	0.1%	(0.1)%	0.1%	—%
Other non-operating income, net	—%	—%	—%	—%
Income before income taxes	9.5%	8.8%	7.8%	8.5%
Income tax provision	3.9%	3.7%	3.1%	3.3%
Net income	5.6%	5.1%	4.7%	5.2%
The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period:

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	increase/(decrease)
Net sales	7.3%	6.6%	5.0%	6.8%
Gross margin	5.1%	8.3%	3.1%	7.1%
Operating income	13.3%	27.0%	(4.5)%	12.2%
Net income	16.0%	24.0%	(4.9)%	14.1%

Sales and Sales-Related Metrics
The following tables set forth certain sales and sales-related metrics:

	Quarter Ended
	August 3, 2013		July 28, 2012
	Sales	Comp %	Sales	Comp %
Sales and Comparable Sales	($ in thousands)
Ann Taylor brand
Ann Taylor (1)	$165,807	9.3%	$151,689	7.8%
Ann Taylor Factory	79,356	(7.2)%	81,586	2.1%
Total Ann Taylor brand	$245,163	3.1%	$233,275	5.6%
LOFT brand
LOFT (2)	$320,373	3.7%	$300,489	5.0%
LOFT Outlet	72,662	(3.2)%	61,108	0.3%
Total LOFT brand	$393,035	2.5%	$361,597	4.2%
Total Company	$638,198	2.8%	$594,872	4.7%

Sales and Sales-Related Metrics (continued)

	Six Months Ended
	August 3, 2013		July 28, 2012
	Sales	Comp %	Sales	Comp %
Sales and Comparable Sales	($ in thousands)
Ann Taylor brand
Ann Taylor (1)	$316,590	7.8%	$293,900	(1.9)%
Ann Taylor Factory	147,840	(6.6)%	151,751	1.5%
Total Ann Taylor brand	$464,430	2.6%	$445,651	(0.8)%
LOFT brand
LOFT (2)	$618,870	1.5%	$599,363	8.4%
LOFT Outlet	129,404	(5.3)%	110,269	2.5%
Total LOFT brand	$748,274	0.4%	$709,632	7.5%
Total Company	$1,212,704	1.2%	$1,155,283	4.3%

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Sales-Related Metrics
Average Dollars Per Transaction ("DPT")
Ann Taylor brand	$71.61	$76.50	$75.38	$79.44
LOFT brand	56.95	58.16	60.41	62.59
Average Units Per Transaction ("UPT")
Ann Taylor brand	2.45	2.37	2.47	2.36
LOFT brand	2.65	2.64	2.66	2.66
Average Unit Retail ("AUR")
Ann Taylor brand	$29.23	$32.28	$30.52	$33.66
LOFT brand	21.49	22.03	22.71	23.53

(1)	Includes sales at Ann Taylor stores and anntaylor.com.

(2)	Includes sales at LOFT stores and LOFT.com.

Store Data

The following tables set forth certain store data:

	Quarter Ended
	August 3, 2013		July 28, 2012
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Ann Taylor brand
Ann Taylor	275	1,373	277	1,419
Ann Taylor Factory	105	715	100	691
Total Ann Taylor brand	380	2,088	377	2,110
LOFT brand
LOFT	525	3,015	505	2,929
LOFT Outlet	102	685	80	555
Total LOFT brand	627	3,700	585	3,484
Total Company	1,007	5,788	962	5,594
Number of:
Stores open at beginning of period	989	5,699	947	5,524
New stores (1)	21	111	17	97
Downsized/expanded stores, net (2)	—	(8)	—	(16)
Closed stores	(3)	(14)	(2)	(11)
Stores open at end of period	1,007	5,788	962	5,594

	Six Months Ended
	August 3, 2013		July 28, 2012
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)

Number of:
Stores open at beginning of period	984	5,685	953	5,584
New stores (3)	34	177	24	133
Downsized/expanded stores, net (4)	—	(14)	—	(41)
Closed stores	(11)	(60)	(15)	(82)
Stores open at end of period	1,007	5,788	962	5,594

(1)
During the quarter ended August 3, 2013, we opened three new Ann Taylor stores, three new Ann Taylor Factory stores, 11 new LOFT stores and four new LOFT Outlet stores. During the quarter ended July 28, 2012, we opened three new Ann Taylor stores, one new Ann Taylor Factory store, seven new LOFT stores and six new LOFT Outlet stores.

(2)
During the quarter ended August 3, 2013, we downsized four Ann Taylor stores and expanded one LOFT store. During the quarter ended July 28, 2012, we downsized six Ann Taylor stores, one Ann Taylor Factory store and expanded one Ann Taylor store.

(3)
During the six months ended August 3, 2013, we opened four new Ann Taylor stores, four new Ann Taylor Factory stores, 20 new LOFT stores and six new LOFT Outlet stores. During the six months ended July 28, 2012, we opened five new Ann Taylor stores, one new Ann Taylor Factory store, 11 new LOFT stores and seven new LOFT Outlet stores.

(4)
During the six months ended August 3, 2013, we downsized six Ann Taylor stores, one Ann Taylor Factory store and two LOFT stores and expanded one LOFT store. During the six months ended July 28, 2012, we downsized nine Ann Taylor stores, four Ann Taylor Factory stores, one LOFT store and one LOFT Outlet store and expanded one Ann Taylor store.

Net sales for the quarter and six months ended August 3, 2013 increased 7.3% and 5.0%, respectively, over the comparable 2012 periods, with comparable sales up 2.8% and 1.2%, respectively. These results were on top of the 4.7% and 4.3% comparable sales increases achieved during the quarter and six months ended July 28, 2012. The overall sales increase for both the quarter and six-month periods was driven by increases in traffic and transactions at our multi-channel Ann Taylor and LOFT businesses, reflecting the combined benefits of fresh new fashion and multi-channel sales growth as well as the impact of net store growth over the comparable prior year periods.

By brand, Ann Taylor's net sales for the quarter and six months ended August 3, 2013 increased $11.9 million, or 5.1%, and $18.8 million, or 4.2%, respectively, over the comparable prior-year periods, with comparable sales increasing 3.1% and 2.6%, respectively. Sales at our multi-channel Ann Taylor business, which includes Ann Taylor stores and anntaylor.com, benefited from increases in traffic and transactions, which reflected the success of our strategy to provide an expanded assortment of relevant fashion with better offerings across all price points both in-store and online, and contributed to comparable sales increases of 9.3% and 7.8% for the quarter and six-month periods, respectively. At Ann Taylor Factory, sales were impacted by a continued decrease in traffic at factory/outlet centers across much of the United States, which contributed to comparable sales decreases of 7.2% and 6.6% for the quarter and six-month periods, respectively.

At LOFT, net sales increased $31.4 million, or 8.7%, and $38.6 million, or 5.4%, during the quarter and six months ended August 3, 2013, respectively, with comparable sales up 2.5% and 0.4% for the quarter and six-month period, respectively. At our multi-channel LOFT business, which includes LOFT stores and LOFT.com, we benefited from incremental store growth and robust traffic and transactions, partially offset by decreases in AUR and DPT due to an increased level of promotional activity early in the Spring season to effectively clear through inventory. Our second quarter merchandise assortment was well received, particularly our expanded offerings in denim and Loft Lounge. These factors contributed to comparable sales increases of 3.7% and 1.5% for the second quarter and six-month periods, respectively. At LOFT Outlet, net sales increased 18.9% and 17.4% for the quarter and six months ended August 3, 2013, respectively, primarily as a result of continued store growth, while comparable sales decreased 3.2% and 5.3%, respectively, due to a continued decline in traffic at factory/outlet centers across much of the United States.

Cost of Sales and Gross Margin
The following table presents cost of sales and gross margin in dollars and gross margin as a percentage of net sales:

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(dollars in thousands)
Cost of sales	$288,921	$262,471	$542,862	$505,511
Gross margin	$349,277	$332,401	$669,842	$649,772
Percentage of net sales	54.7%	55.9%	55.2%	56.2%

Gross margin as a percentage of net sales for the quarter ended August 3, 2013 was 54.7% versus 55.9% in the comparable 2012 period. We experienced a year-over-year increase in merchandise gross margin rate performance, primarily due to the impact of multi-channel sales, an expanded assortment of relevant fashion with better offerings across all price points at Ann Taylor and our strategy to conservatively manage inventory levels to drive profitability in our factory/outlet channel at both brands. The improvement in merchandise gross margin rate performance was more than offset by the impact of higher levels of client shipping associated with multi-channel sales on our overall gross margin rate.

For the six months ended August 3, 2013, gross margin as a percentage of net sales decreased to 55.2% from 56.2% in the comparable 2012 period. We experienced merchandise gross margin rate improvement compared to the prior-year period primarily due to the impact of multi-channel sales, favorable client response to our merchandise assortment and pricing strategies at Ann Taylor and our strategy to conservatively manage inventory levels to drive profitability in our factory/outlet channel at both brands. However, the improvement in merchandise gross margin rate performance during the six-month period was more than offset by the effect of higher levels of client shipping associated with multi-channel sales and an increased level of promotional activity at LOFT early in the Spring season.

Selling, General and Administrative Expenses
The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales:

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(dollars in thousands)
Selling, general and administrative expenses	$289,298	$279,456	$575,951	$551,474
Percentage of net sales	45.3%	47.0%	47.5%	47.7%

The increase in selling, general and administrative expenses for the second quarter and six months ended August 3, 2013 versus the comparable prior-year periods was primarily due to higher payroll and occupancy costs related to store growth and other expenses associated with the expansion of our business. As a percentage of net sales, the decrease in selling, general and administrative expenses for the quarter and six months ended August 3, 2013 versus the comparable prior-year periods was primarily due to fixed cost leveraging as a result of higher net sales partially offset by higher payroll and occupancy costs related to store growth and other expenses supporting the expansion of our business.

Income Taxes
The following table presents our income tax provision and effective income tax rate:

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(dollars in thousands)
Income tax provision	$24,827	$21,826	$37,968	$38,667
Effective income tax rate	41.1%	41.5%	40.2%	39.4%

The effective income tax rate of 41.1% for the quarter ended August 3, 2013 was consistent with the comparable 2012 period. The increase in our effective income tax rate for the six months ended August 3, 2013 over the comparable 2012 period is primarily due to the benefit in the prior-year period of tax positions that were considered effectively settled, as well as changes in the mix of earnings in various state taxing jurisdictions. We expect our full year effective income tax rate to be approximately 41%.

Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. The following table sets forth certain measures of our liquidity:

	August 3, 2013	February 2, 2013	July 28, 2012
	(dollars in thousands)
Working capital	$172,412	$169,275	$161,450
Current ratio	1.56:1	1.50:1	1.49:1

Operating Activities
Cash provided by operating activities was $55.1 million for the six months ended August 3, 2013, compared with $105.2 million for the six months ended July 28, 2012. The year-over-year decrease is primarily the result of year-over-year increases in cash used for the purchase of merchandise inventories, payments related to our incentive compensation plans, and the timing of payment of accounts payable and other accrued expenses.

Merchandise inventories increased approximately $25.6 million, or 11.6%, at August 3, 2013 compared to July 28, 2012. On a per-square-foot basis, merchandise inventories at August 3, 2013 increased 8% as compared to July 28, 2012, reflecting a 5% decrease at Ann Taylor, and increases of 18% at LOFT and 11% in the factory/outlet channel. The increases at LOFT and the factory/outlet channel reflect the impact of timing shifts in the receipt of merchandise as compared to last year.

Investing Activities
Cash used for investing activities was $61.9 million for the six months ended August 3, 2013, compared with $61.3 million for the six months ended July 28, 2012. Cash used for investing activities was primarily driven by capital expenditures related to our store expansion and refurbishment projects during both periods.

Financing Activities
Cash used for financing activities was $53.1 million for the six months ended August 3, 2013, compared with $61.4 million for the six months ended July 28, 2012. Cash used for financing activities was primarily for the repurchase of common stock under our share repurchase program during both periods. During the prior-year period, this was partially offset by cash inflows related to the exercise of stock options.

Repurchase Program
During the quarter and six months ended August 3, 2013, we repurchased 1.5 million shares of our common stock through open market purchases under our existing $600 million securities repurchase program at a cost of $49.1 million. During the quarter and six months ended July 28, 2012, we repurchased 1.6 million shares and 3.1 million shares, respectively, of our common stock through open market purchases at a cost of $40.0 million and $75.0 million, respectively. As of August 3, 2013, there were no amounts remaining for additional share repurchases under our $600 million securities repurchase program.

On August 21, 2013, the Company’s Board of Directors approved a new $250 million securities repurchase program. The program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

Revolving Credit Facility
On December 19, 2012, our wholly-owned subsidiary, AnnTaylor, Inc., and certain of its subsidiaries, entered into a Fourth Amended and Restated $250 million senior secured revolving credit facility with Bank of America, N.A. and a syndicate of lenders (the “Credit Facility”), which amended the existing senior secured revolving credit facility due to expire in April 2013. The maximum availability for loans and letters of credit under the Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages of certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $13.5 million, $14.1 million and $14.1 million as of August 3, 2013, February 2, 2013 and July 28, 2012, respectively, leaving a remaining available balance for loans and letters of credit of $199.1 million, $150.8 million and $172.6 million as of August 3, 2013, February 2, 2013 and July 28, 2012, respectively. There were no borrowings outstanding under the Credit Facility at August 3, 2013, February 2, 2013, July 28, 2012 or as of August 23, 2013, the date of this filing.
The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens, and a fixed charge coverage ratio covenant that is triggered if certain liquidity thresholds are not met.  As of August 3, 2013 and August 23, 2013, the date of this filing, the Company was in compliance with all such covenants. For additional information, see Note 6, “Revolving Credit Facility,” in the Notes to the Condensed Consolidated Financial Statements.

Other
We have significant amounts of cash on deposit at FDIC-insured financial institutions that are currently in excess of federally insured limits, therefore, we cannot be assured that we will not experience losses with respect to those deposits. We continually evaluate our deposit investment options in accordance with our corporate investment policy and certain restrictions on permitted investments in our Credit Facility.
Foreign cash balances at August 3, 2013 were $3.9 million, the majority of which was held in Canadian dollars. As of February 2, 2013 and July 28, 2012, we had foreign cash balances of $3.0 million and $0.5 million, respectively.
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

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”), which sets forth additional disclosure requirements for items reclassified out of AOCI and into net income, and is effective for annual and interim reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 in the first quarter of Fiscal 2013, by presenting amounts reclassified out of AOCI as a separate disclosure in the Notes to the Condensed Consolidated Financial Statements. Amounts reclassified out of AOCI were related to the amortization of net actuarial loss associated with our pension plan.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however retrospective application is permitted. We are currently in the process of evaluating ASU 2013-11 and do not expect that it will have a significant impact on our financial statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.
We have significant amounts of cash on deposit at FDIC-insured financial institutions that are currently in excess of federally insured limits, therefore, we cannot be assured that we will not experience losses with respect to those deposits. We continually evaluate our deposit investment options in accordance with our corporate investment policy and certain restrictions on permitted investments in our Credit Facility.
We are exposed to limited market risk, primarily related to foreign currency exchange. We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in the Canadian dollar. As of August 3, 2013, our monetary assets and liabilities subject to this exposure are immaterial; therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not have a material impact on our earnings or cash flows.
Our Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of August 3, 2013, we did not hold any investments that did not qualify as cash.

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

During the second quarter of Fiscal 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases of our common stock for the periods indicated, which, upon repurchase, are classified as treasury shares available for general corporate purposes:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
May 5, 2013 to June 1, 2013	962	$31.10	—	$49,084
June 2, 2013 to July 6, 2013	1,044,082	32.35	1,043,600	15,322
July 7, 2013 to August 3, 2013	457,365	33.55	456,746	—
	1,502,409		1,500,346

(1)
Includes 2,063 shares of restricted stock purchases in connection with employee tax withholding obligations under the employee equity compensation plans, which are not purchases under the Company's publicly announced program.

(2)
We repurchased 1,500,346 shares under our existing $600 million share repurchase program during the second quarter of Fiscal 2013 at a cost of $49.1 million, exhausting that repurchase authorization. On August 21, 2013, our Board of Directors approved a new $250 million securities repurchase program. The program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description

10.1*†	The ANN INC. 2003 Equity Incentive Plan, as amended through March 6, 2013, and the Amendment to The ANN INC. 2003 Equity Incentive Plan, dated August 22, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.

°	Furnished electronically herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANN INC.

Date:	August 23, 2013	By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 23, 2013	By:	/s/ Michael J. Nicholson
Michael J. Nicholson
Executive Vice President, Chief Operating Officer,
Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1*†	The ANN INC. 2003 Equity Incentive Plan, as amended through March 6, 2013, and the Amendment to The ANN INC. 2003 Equity Incentive Plan, dated August 22, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.

°	Furnished electronically herewith.

†	Management contract or compensatory plan or arrangement.