Form 10-Q
period 2013-11-02
ANN INC.
filed 2013-11-22
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2013
Common Stock, $.0068 par value	45,920,872

Statement Regarding Forward-Looking Disclosures
Certain sections of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe” and similar expressions. Forward-looking statements also include representations of the expectations or beliefs of ANN INC. (the “Company”) concerning future events that involve risks and uncertainties, including:

•	the Company’s ability to anticipate and respond to changing client preferences and fashion trends and provide a balanced assortment of merchandise that satisfies client demands in a timely manner;

•	the effectiveness of the Company’s brand awareness and marketing programs, its ability to maintain the value of its brands and engage new and existing clients;

•	the effect of competitive pressures from other retailers;

•	the Company’s ability to manage inventory levels and changes in merchandise mix;

•	the Company’s reliance on key management and its ability to hire, retain and train qualified associates;

•	the performance and operation of the Company’s websites and the risks associated with Internet sales;

•
the Company’s reliance on third-party manufacturers and key vendors, including operational risks such as reduced production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines;

•	the impact of fluctuations in sourcing costs, in particular, increases in the costs of raw materials, labor, fuel and transportation;

•
the Company’s ability to successfully implement its business transformation initiatives and upgrade and maintain its information systems, including adequate system security controls, successful transitioning of certain information technology functions to third parties and the ability to operate in accordance with its business continuity plan in the event of a disruption;

•	the Company’s ability to successfully execute brand goals, objectives and new concepts and strategies, including international expansion;

•	the Company’s ability to secure and protect trademarks and other intellectual property rights;

•	a significant change in the regulatory environment applicable to the Company’s business and the Company’s ability to comply with legal and regulatory requirements;

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

•
the potential impact of natural disasters and public health concerns, including severe infectious diseases, acts of war or terrorism in the United States or worldwide, particularly on the Company’s foreign sourcing offices and the manufacturing operations of the Company’s vendors;

•	the Company’s ability to successfully manage store growth and optimize the productivity and profitability of its store portfolio;

•	the impact of a privacy breach and the resulting effect on the Company’s business and reputation;

•	the failure by independent manufacturers to comply with the Company’s social compliance program requirements;

•	the effect of general economic conditions on consumer spending and the Company’s liquidity and capital resources;

•
the Company’s dependence on its Louisville distribution center and third-party distribution facilities and transportation companies, including any significant interruptions due to work stoppages, slowdowns or strikes;

•
the Company’s dependence on shopping malls and other retail centers to attract customers and the impact of potential consolidation of commercial and retail landlords on the Company’s ability to negotiate favorable rental terms;

•	the impact on the Company’s stock price relating to the Company’s level of sales and earnings growth;

•	the Company’s ability to realize its deferred tax assets;

•	the effect of external economic factors on the Company’s future funding obligations for its defined benefit pension plan; and

•	the impact of climate change and extreme or unseasonable weather conditions on the Company’s business.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Nine Months Ended November 2, 2013 and October 27, 2012
(unaudited)

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands, except per share amounts)
Net sales	$657,532	$612,548	$1,870,236	$1,767,831
Cost of sales	291,312	258,149	834,174	763,660
Gross margin	366,220	354,399	1,036,062	1,004,171
Selling, general and administrative expenses	295,813	287,480	871,764	838,954
Operating income	70,407	66,919	164,298	165,217
Interest and investment income/(expense), net	(224)	9	217	(155)
Other non-operating income/(expense), net	(140)	(24)	57	(24)
Income before income taxes	70,043	66,904	164,572	165,038
Income tax provision	28,854	26,156	66,822	64,823
Net income	$41,189	$40,748	$97,750	$100,215

Earnings per share:
Basic earnings per share	$0.90	$0.85	$2.10	$2.07

Weighted average shares outstanding	44,967	47,422	45,581	47,638

Diluted earnings per share	$0.89	$0.84	$2.08	$2.05

Weighted average shares outstanding, assuming dilution	45,443	47,973	46,036	48,256

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Quarters and Nine Months Ended November 2, 2013 and October 27, 2012
(unaudited)

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Net income	$41,189	$40,748	$97,750	$100,215

Other comprehensive income/(loss):
Foreign currency translation adjustment	31	12	(395)	12
Net change in employee benefit plans:
Pension settlement charge	—	290	—	290
Amortization of net actuarial loss	158	175	473	525
Other comprehensive income, before tax	189	477	78	827
Income tax expense on other comprehensive income	60	170	181	325
Other comprehensive income/(loss), net of tax	129	307	(103)	502
Comprehensive income	$41,318	$41,055	$97,647	$100,717

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
November 2, 2013, February 2, 2013 and October 27, 2012
(unaudited)

	November 2, 2013	February 2, 2013	October 27, 2012
	(in thousands, except share amounts)
Assets
Current assets
Cash	$118,692	$167,011	$166,532
Accounts receivable	36,612	17,856	30,873
Merchandise inventories	302,395	216,848	270,385
Refundable income taxes	7,365	9,201	10,179
Deferred income taxes	30,638	30,397	34,933
Prepaid expenses and other current assets	67,752	64,716	66,611
Total current assets	563,454	506,029	579,513
Property and equipment, net	445,541	409,703	412,626
Deferred income taxes	2,335	7,841	17,027
Other assets	22,308	18,632	15,073
Total assets	$1,033,638	$942,205	$1,024,239
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$123,257	$105,691	$120,303
Accrued salaries and bonus	20,837	23,969	25,862
Current portion of long-term performance compensation	19,945	34,233	32,069
Accrued tenancy	40,529	38,647	46,419
Gift certificates and merchandise credits redeemable	35,890	47,268	34,147
Accrued expenses and other current liabilities	117,334	86,946	101,071
Total current liabilities	357,792	336,754	359,871
Deferred lease costs	170,221	162,620	162,092
Deferred income taxes	3,361	228	402
Long-term performance compensation, less current portion	14,295	26,368	24,777
Other liabilities	38,648	31,125	28,669

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516 shares issued	561	561	561
Additional paid-in capital	750,934	768,215	776,388
Retained earnings	774,592	676,842	674,473
Accumulated other comprehensive loss	(4,600)	(4,497)	(4,816)
Treasury stock, 36,642,644; 35,958,318 and 34,192,540 shares, respectively, at cost	(1,072,166)	(1,056,011)	(998,178)
Total stockholders’ equity	449,321	385,110	448,428
Total liabilities and stockholders’ equity	$1,033,638	$942,205	$1,024,239

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended November 2, 2013 and October 27, 2012
(unaudited)

	Nine Months Ended
	November 2, 2013	October 27, 2012
	(in thousands)
Operating activities:
Net income	$97,750	$100,215
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	8,217	17,232
Depreciation and amortization	78,690	70,659
Recognition of gift card and merchandise credit breakage	(454)	(6,223)
Loss on disposal and write-down of property and equipment	3,584	2,358
Stock-based compensation	11,621	12,324
Non-cash interest and other non-cash items	(16)	357
Tax benefit from exercise/vesting of stock awards	1,601	8,788
Changes in assets and liabilities:
Accounts receivable	(18,799)	(11,693)
Merchandise inventories	(85,547)	(56,938)
Prepaid expenses and other current assets	(1,352)	(12,860)
Refundable income taxes	1,836	1,786
Other non-current assets and liabilities, net	13,869	7,422
Accounts payable, accrued expenses and other current liabilities	(6,210)	26,522
Net cash provided by operating activities	104,790	159,949
Investing activities:
Purchases of marketable securities	(3,215)	(1,901)
Sales of marketable securities	574	158
Purchases of property and equipment	(103,607)	(111,185)
Other, net	813	(649)
Net cash used for investing activities	(105,435)	(113,577)
Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	1,660	1,602
Proceeds from exercise of stock options	5,536	34,309
Excess tax benefits from stock-based compensation	1,860	11,925
Repurchases of common and restricted stock	(53,854)	(79,123)
Repayments on fixed asset financing and capital lease obligations	(1,565)	(1,089)
Proceeds from fixed asset financing and capital leases	4,317	—
Change in trade payable program obligation, net	(5,296)	2,357
Net cash used for financing activities	(47,342)	(30,019)
Effect of exchange rate changes on cash	(332)	(29)
Net increase/(decrease) in cash	(48,319)	16,324
Cash, beginning of period	167,011	150,208
Cash, end of period	$118,692	$166,532
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$793	$951
Cash paid during the period for income taxes	$38,664	$37,683
Accrual for purchases of property and equipment	$32,455	$31,566
Property and equipment acquired through capital lease	$2,444	$—
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
Immaterial Corrections to Condensed Consolidated Financial Statements

As previously disclosed in Note 1 to the Company’s Consolidated Financial Statements in its Fiscal 2012 Annual Report on Form 10-K, the Company made an immaterial correction to previously reported balance sheet amounts related to shares issued out of Treasury Stock in connection with the exercise of stock options, the issuance of restricted stock grants and the vesting, in shares, of restricted unit grants. The cumulative impact of this correction had the effect of reducing both Treasury Stock and Additional Paid-in Capital by $51.7 million as of October 27, 2012. In addition, as disclosed in Note 1 to the Company’s Condensed Consolidated Financial Statements for the quarter ended October 27, 2012, the Company recognized $6.2 million in revenue for a portion of the unredeemed value of gift cards and merchandise credits during the third quarter of Fiscal 2012.  The Company has determined that this amount was incorrectly reported in the Changes in assets and liabilities section of the Condensed Consolidated Statement of Cash Flows and should have been separately presented as a direct adjustment to reconcile Net income to Net cash provided by operating activities.  This correction had no impact on Net cash provided by operating activities.  The Company has restated the previously presented Condensed Consolidated Statement of Cash Flows for the nine months ended October 27, 2012 to present Recognition of gift card and merchandise credit breakage as a separate line item and properly state the change in Accounts payable, accrued expenses and other current liabilities as $26.5 million (previously reported as $20.3 million).

2.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”), which sets forth additional disclosure requirements for items reclassified out of AOCI and into net income, and is effective for annual and interim reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 in the first quarter of Fiscal 2013 by presenting amounts reclassified out of AOCI as a separate disclosure in the Notes to the Condensed Consolidated Financial Statements. Amounts reclassified out of AOCI are related to the amortization of net actuarial loss associated with the Company's pension plan.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2.	Recent Accounting Pronouncements (Continued)

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however retrospective application is permitted. The Company plans to adopt ASU 2013-11 in the first quarter of Fiscal 2014 and does not expect it will have any impact on its Consolidated Financial Statements.

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

	November 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$4,091	$4,091	$—	$—
Fixed income funds	777	—	777	—
Equity funds	6,648	—	6,648	—
Total assets	$11,516	$4,091	$7,425	$—

	February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$3,868	$3,868	$—	$—
Fixed income funds	572	—	572	—
Equity funds	3,683	—	3,683	—
Total assets	$8,123	$3,868	$4,255	$—

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

3.	Fair Value Measurements (Continued)

	October 27, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$2,578	$2,578	$—	$—
Fixed income funds	514	—	514	—
Equity funds	3,371	—	3,371	—
Total assets	$6,463	$2,578	$3,885	$—

As of the dates presented, the Company believes that the carrying value of cash, receivables and payables approximates fair value, due to the short maturity of these financial instruments. As of the dates presented, the Company had no cash equivalents.

4.	Earnings Per Share
The following table presents a reconciliation of basic and diluted earnings per share for the quarters and nine months ended November 2, 2013 and October 27, 2012:

	Quarter Ended
	November 2, 2013			October 27, 2012
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$41,189			$40,748
Less net income associated with participating securities	824			562
Basic earnings per share	$40,365	44,967	$0.90	$40,186	47,422	$0.85
Diluted Earnings per Share:
Net income	$41,189			$40,748
Less net income associated with participating securities	816			555
Effect of dilutive securities		476			551
Diluted earnings per share	$40,373	45,443	$0.89	$40,193	47,973	$0.84

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

4.	Earnings Per Share (Continued)

	Nine Months Ended
	November 2, 2013			October 27, 2012
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$97,750			$100,215
Less net income associated with participating securities	1,892			1,454
Basic earnings per share	$95,858	45,581	$2.10	$98,761	47,638	$2.07
Diluted Earnings per Share:
Net income	$97,750			$100,215
Less net income associated with participating securities	1,874			1,436
Effect of dilutive securities		455			618
Diluted earnings per share	$95,876	46,036	$2.08	$98,779	48,256	$2.05
For the quarter and nine months ended November 2, 2013, non-participating securities (stock options) representing 585,250 and 698,040 shares of common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods.
For the quarter and nine months ended October 27, 2012, non-participating securities (stock options) representing 616,175 and 1,637,275 shares of common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods. In addition, for the quarter and nine months ended October 27, 2012, non-participating securities (performance-based restricted units) representing 23,003 and 15,890 shares of common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share due to the fact that they are contingently issuable securities whose contingency was not met at certain dates during those periods. No such shares were excluded from the computation of weighted average shares for diluted earnings per share for the nine months ended November 2, 2013. In addition, no such shares were outstanding during the quarter ended November 2, 2013, as all outstanding performance-based restricted units vested in shares during the first quarter of Fiscal 2013.

5.	Equity and Incentive Compensation Plans
Repurchase Program
On August 21, 2013, the Company’s Board of Directors approved a new $250 million securities repurchase program (the "Repurchase Program"). The Repurchase Program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by the Company’s Board of Directors. There were no repurchases made under the Repurchase Program during the quarter ended November 2, 2013.
During the nine months ended November 2, 2013 and October 27, 2012, under its then existing $600 million securities repurchase program, the Company repurchased 1.5 million and 3.1 million shares of its common stock, respectively, through open market purchases at a cost of $49.1 million and $75.0 million, respectively. There were no repurchases made under the Company's former $600 million securities repurchase program during the quarter ended October 27, 2012. As of November 2, 2013, there were no amounts remaining for additional share repurchases under the Company's former $600 million securities repurchase program, as the Company exhausted that share repurchase authorization during the second quarter of Fiscal 2013.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5.	Equity and Incentive Compensation Plans (Continued)
Stock Incentive Plans
During the quarter and nine months ended November 2, 2013, the Company recognized approximately $4.0 million and $11.6 million, respectively, in stock-based compensation expense. During the quarter and nine months ended October 27, 2012, the Company recognized approximately $4.8 million and $12.3 million, respectively, in stock-based compensation expense. As of November 2, 2013, there was $4.3 million and $14.9 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a remaining weighted average vesting period of 1.6 years and 1.7 years, respectively. Restricted stock award grants, restricted unit award vestings and shares underlying stock option exercises during the nine months ended November 2, 2013 were issued out of treasury stock. In addition, restricted stock awards forfeited, as well as shares returned to cover employee tax withholding obligations related to stock option exercises and restricted stock vestings, were returned to treasury stock.
On May 30, 2013, the Company’s shareholders approved certain amendments to the Company's 2003 Equity Incentive Plan, including increasing the total authorized shares reserved for issuance from 11.75 million to 13.4 million common shares.

Stock Options
The following table summarizes stock option activity for the nine months ended November 2, 2013:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	2,785,102	$25.61
Granted (1)	101,400	30.73
Exercised	(269,314)	20.56
Forfeited or expired	(104,100)	29.67
Options outstanding at end of period	2,513,088	$26.19

Vested and exercisable at November 2, 2013	2,007,739	$25.60

Options expected to vest in the future as of November 2, 2013	437,422	$28.59

(1)	Awards vest annually over a three-year period and expire ten years after the grant date.
The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted as of the grant date. For the quarters and nine months ended November 2, 2013 and October 27, 2012, the fair value of options granted was estimated using the following weighted average assumptions:

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Expected volatility	—%	53.4%	52.9%	54.6%
Risk-free interest rate	—%	0.6%	0.9%	0.9%
Expected life (years)	—	4.4	5.0	4.4
Dividend yield	—	—	—	—

There were no options granted during the quarter ended November 2, 2013. The weighted average fair value of options granted during the quarter ended October 27, 2012 was $16.60 per share. The weighted average fair value of options granted during the nine months ended November 2, 2013 and October 27, 2012 was $14.09 and $12.44 per share, respectively. The Company estimates the volatility of its common stock on the date of grant based on an average of its historical common stock volatility and the implied volatility of publicly traded options on its common stock.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5.	Equity and Incentive Compensation Plans (Continued)

Restricted Stock
The following table summarizes restricted stock activity for the nine months ended November 2, 2013:

	Time - Based			Performance - Based
	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Restricted stock awards at February 2, 2013	461,396		$27.96	203,671		$27.81
Granted	401,228	(1)	30.82	184,699	(2)	30.86
Vested	(187,942)		27.50	(82,633)		27.92
Forfeited	(59,917)		29.06	(11,300)		30.73
Restricted stock awards at November 2, 2013	614,765		$29.86	294,437		$29.58

(1)
Of this amount, 181,500 shares vest in equal installments in each of March 2014, 2015 and 2016; 179,100 shares vest in March 2016; 27,628 shares vest in May 2014; and 13,000 shares vest in equal installments in each of June 2014, 2015 and 2016.

(2)
Of this amount, 175,500 of these shares vest over a three-year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 50% to 150% of the shares granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such shares, grantees will not earn any shares with respect to that tranche. In addition, 3,138 of these shares relate to over achievement of the Spring 2012 tranche and vested in March 2013 and 6,061 of these shares relate to the over achievement of the Spring 2013 tranche and will vest in March 2014.

Restricted Units
The following table summarizes restricted unit activity for the nine months ended November 2, 2013:

	Time - Based		Performance - Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted unit awards at February 2, 2013	75,016	$19.58	46,003	$19.58
Vested (1)	(75,016)	19.58	(46,003)	19.58
Restricted unit awards at November 2, 2013	—	$—	—	$—

(1)	All restricted unit awards vested in shares during the first quarter of Fiscal 2013.
Long-Term Performance Compensation
The Company maintains a long-term cash incentive program, the Restricted Cash Program (“RCP”) for vice-presidents and above. During the quarters ended November 2, 2013 and October 27, 2012, the Company recognized $2.6 million and $6.5 million, respectively, in compensation expense under the RCP inclusive of the effect of changes in estimates. During the nine months ended November 2, 2013 and October 27, 2012, the Company recognized $9.4 million and $14.7 million, respectively, in compensation expense under the RCP inclusive of the effect of changes in estimates. As of November 2, 2013, there was $30.2 million of unrecognized compensation cost under the RCP, which is expected to be recognized over a remaining weighted average deferral period of 2.7 years.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

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
The maximum availability for loans and letters of credit under the Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages of certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $11.6 million, $14.1 million and $16.3 million as of November 2, 2013, February 2, 2013 and October 27, 2012, respectively, leaving a remaining available balance for loans and letters of credit of $238.4 million, $150.8 million and $228.8 million, respectively. There were no borrowings outstanding under the Credit Facility at November 2, 2013, February 2, 2013, October 27, 2012 or as of November 22, 2013, the date of this filing.
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

7.	Employee Benefits
The following table summarizes the components of net periodic pension cost for the Company:

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Net periodic pension cost:
Interest cost	$360	$437	$1,080	$1,312
Expected return on plan assets	(323)	(377)	(968)	(1,132)
Amortization of actuarial loss	158	175	473	525
Settlement loss recognized	—	290	—	290
Net periodic pension cost	$195	$525	$585	$995
The Company froze its noncontributory defined benefit pension plan (the "Pension Plan") in October 2007. The Company was neither required to, nor did it make, any contributions to its Pension Plan during the quarters or nine months ended November 2, 2013 and October 27, 2012.

8.	Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss ("AOCL") for the nine months ended November 2, 2013:

	Foreign Currency Translation	Unrecognized Pension Benefit Costs	Total
	(in thousands)
Balance at February 2, 2013	$19	$(4,516)	$(4,497)
Other comprehensive income/(loss) before reclassifications:
Foreign currency translation adjustment	(395)	—	(395)
Amounts reclassified from AOCL:
Amortization of net actuarial loss (1)	—	473	473
Amounts reclassified from AOCL, before tax (2)	—	473	473
Income tax expense (3)	—	181	181
Net current period other comprehensive income/(loss), net of tax	(395)	292	(103)
Balance at November 2, 2013	$(376)	$(4,224)	$(4,600)

(1)
Amount is included in net periodic pension cost, which is presented in “Selling, general and administrative expenses” on the Company's Condensed Consolidated Statements of Operations. See Note 7, “Employee Benefits,” for further details.

(2)
During the quarter and nine months ended November 2, 2013, the Company reclassified income of $0.2 million ($0.1 million net of tax) and $0.5 million ($0.3 million net of tax), respectively, from AOCL related to the Company's employee benefit plan.

(3)	Relates to amounts reclassified from AOCL to income tax expense.

9.	Legal Proceedings
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
Our rich heritage dates back to 1954, when we opened our first Ann Taylor store in New Haven, Connecticut. Back then, “Ann Taylor” represented a best-selling dress style that embodied the well-dressed woman. Today, we operate 1,027 retail stores in 47 states, the District of Columbia, Puerto Rico and Canada. In addition to our stores, our clients can shop online at www.anntaylor.com and www.LOFT.com (together, our “Online Stores”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444.
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
Management Overview
During the third quarter of Fiscal 2013, we achieved record diluted earnings per share of $0.89, reflecting higher net sales, positive comparable sales at both brands, solid gross margin rate performance and continued disciplined management of expenses, as well as the benefit of share repurchase activity.  Our focus on providing our clients with fashionable, versatile product, excellent value and an engaging shopping experience helped both brands perform well in a very competitive and promotional retail environment. We responded with more promotions in all channels of our business in order to remain competitive, which resulted in lower overall gross margin rate performance compared to last year. We closed the quarter in a clean inventory position.
 At the Ann Taylor brand, overall comparable sales increased 0.6% during the third quarter of Fiscal 2013. At Ann Taylor, which includes Ann Taylor stores and anntaylor.com, comparable sales increased 4.4%, while at Ann Taylor Factory, comparable sales declined 6.9%. Results at Ann Taylor continued to benefit from our strategy to offer clients a broader assortment of fashion in all stores and online, as well as strong performance across multiple apparel categories and our accessories collections. As a result, Ann Taylor delivered higher merchandise gross margin rate performance compared to the third quarter of Fiscal 2012.  At Ann Taylor Factory, softer traffic patterns in factory outlet centers continued to impact sales during the third quarter.  Overall, the Ann Taylor brand achieved its sixth consecutive quarter of positive comparable sales performance and we believe the brand is well-positioned to continue this momentum in the fourth quarter of Fiscal 2013.
At the LOFT brand, overall comparable sales increased 5.6% during the third quarter of Fiscal 2013, reflecting increases of 6.3% at LOFT, which includes LOFT stores and LOFT.com, and 1.8% at LOFT Outlet.  LOFT's third quarter merchandise offerings were received positively by clients, and our expanded offerings in tops, pants, denim, jackets and LOFT Lounge, in particular, resonated very well.  At LOFT Outlet, the comparable sales increase reflected the benefit of slightly higher inventory levels as compared to the third quarter of Fiscal 2012, as well as an effective promotional strategy during the quarter. Looking ahead, we believe that the LOFT brand is well-positioned to continue to deliver profitable growth during the fourth quarter of Fiscal 2013.
From a real estate perspective, we continued to focus on our brands' objective to enhance the overall productivity and profitability of our store fleet in the United States and Canada. In support of this, we opened 20 new stores during the third quarter of Fiscal 2013 and updated several additional stores. At Ann Taylor, we continued to roll-out our new format stores, opening one new store and right-sizing and remodeling three existing stores during the quarter. At LOFT, we continued to expand the fleet, primarily in small- and mid-markets, with the addition of 12 new stores during the quarter. We also continued expansion in the factory/outlet channel, adding one new Ann Taylor Factory store and six new LOFT Outlet stores. At the end of the third quarter, our 1,027 store fleet was comprised of 276 Ann Taylor stores, 537 LOFT stores, 106 Ann Taylor Factory stores and 108 LOFT Outlet stores.

 In summary, our record third quarter diluted earnings per share results reflect that our product at both brands resonated with our clients and that our strategic initiatives continued to gain traction. We expect that, as we execute and build on these strategies, they will create further opportunities for ANN INC. over the long-term.  Both Ann Taylor and LOFT are strong brands that offer great fashion, service, quality, value and personalization, along with an engaging client experience across all channels.  Our Ann Taylor and LOFT brands are strong, and we remain highly committed to maximizing the profitable and consistent growth of our brands and our business.
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

Results of Operations
The following table sets forth data from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.3%	42.1%	44.6%	43.2%
Gross margin	55.7%	57.9%	55.4%	56.8%
Selling, general and administrative expenses	45.0%	46.9%	46.6%	47.5%
Operating income	10.7%	11.0%	8.8%	9.3%
Interest and investment income/(expense), net	—%	—%	—%	—%
Other non-operating income/(expense), net	—%	—%	—%	—%
Income before income taxes	10.7%	11.0%	8.8%	9.3%
Income tax provision	4.4%	4.3%	3.6%	3.7%
Net income	6.3%	6.7%	5.2%	5.6%
The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period:

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	increase/(decrease)
Net sales	7.3%	8.6%	5.8%	7.4%
Gross margin	3.3%	9.3%	3.2%	7.9%
Operating income	5.2%	22.2%	(0.6)%	16.1%
Net income	1.1%	26.2%	(2.5)%	18.8%

Sales and Sales-Related Metrics
The following tables set forth certain sales and sales-related metrics:

	Quarter Ended
	November 2, 2013		October 27, 2012
	Sales	Comp %	Sales	Comp %
Sales and Comparable Sales	($ in thousands)
Ann Taylor brand
Ann Taylor (1)	$172,172	4.4%	$165,906	5.6%
Ann Taylor Factory	77,003	(6.9)%	78,649	1.7%
Total Ann Taylor brand	$249,175	0.6%	$244,555	4.3%
LOFT brand
LOFT (2)	$336,874	6.3%	$307,736	8.0%
LOFT Outlet	71,483	1.8%	60,257	(3.0)%
Total LOFT brand	$408,357	5.6%	$367,993	6.2%
Total Company	$657,532	3.7%	$612,548	5.5%

(footnotes on following page)

Sales and Sales-Related Metrics (Continued)

	Nine Months Ended
	November 2, 2013		October 27, 2012
	Sales	Comp %	Sales	Comp %
Sales and Comparable Sales	($ in thousands)
Ann Taylor brand
Ann Taylor (1)	$488,762	6.6%	$459,806	0.6%
Ann Taylor Factory	224,843	(6.7)%	230,400	1.5%
Total Ann Taylor brand	$713,605	1.9%	$690,206	0.9%
LOFT brand
LOFT (2)	$955,744	3.1%	$907,099	8.2%
LOFT Outlet	200,887	(2.8)%	170,526	0.4%
Total LOFT brand	$1,156,631	2.1%	$1,077,625	7.1%
Total Company	$1,870,236	2.0%	$1,767,831	4.7%

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Sales-Related Metrics
Average Dollars Per Transaction ("DPT")
Ann Taylor brand	$78.86	$81.88	$76.46	$80.35
LOFT brand	65.98	64.74	62.18	63.28
Average Units Per Transaction ("UPT")
Ann Taylor brand	2.51	2.47	2.48	2.40
LOFT brand	2.73	2.57	2.68	2.63
Average Unit Retail ("AUR")
Ann Taylor brand	$31.42	$33.15	$30.83	$33.48
LOFT brand	24.17	25.19	23.20	24.06

(1)	Includes sales at Ann Taylor stores and anntaylor.com.

(2)	Includes sales at LOFT stores and LOFT.com.

Store Data

The following tables set forth certain store data:

	Quarter Ended
	November 2, 2013		October 27, 2012
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Ann Taylor brand
Ann Taylor	276	1,371	278	1,414
Ann Taylor Factory	106	721	101	697
Total Ann Taylor brand	382	2,092	379	2,111
LOFT brand
LOFT	537	3,073	510	2,948
LOFT Outlet	108	719	92	627
Total LOFT brand	645	3,792	602	3,575
Total Company	1,027	5,884	981	5,686
Number of:
Stores open at beginning of period	1,007	5,788	962	5,594
New stores (1)	20	104	25	134
Downsized/expanded stores, net (2)	—	(8)	—	(13)
Closed stores	—	—	(6)	(29)
Stores open at end of period	1,027	5,884	981	5,686

	Nine Months Ended
	November 2, 2013		October 27, 2012
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)

Number of:
Stores open at beginning of period	984	5,685	953	5,584
New stores (3)	54	281	49	267
Downsized/expanded stores, net (4)	—	(22)	—	(54)
Closed stores	(11)	(60)	(21)	(111)
Stores open at end of period	1,027	5,884	981	5,686

(1)
During the quarter ended November 2, 2013, we opened one new Ann Taylor store, one new Ann Taylor Factory store, 12 new LOFT stores and six new LOFT Outlet stores. During the quarter ended October 27, 2012, we opened four new Ann Taylor stores, one new Ann Taylor Factory store, eight new LOFT stores and 12 new LOFT Outlet stores.

(2)
During the quarter ended November 2, 2013, we downsized three Ann Taylor stores, three LOFT stores and expanded one LOFT store. During the quarter ended October 27, 2012, we downsized five Ann Taylor stores and three LOFT stores and expanded one Ann Taylor store and one LOFT store.

(3)
During the nine months ended November 2, 2013, we opened five new Ann Taylor stores, five new Ann Taylor Factory stores, 32 new LOFT stores and 12 new LOFT Outlet stores. During the nine months ended October 27, 2012, we opened nine new Ann Taylor stores, two new Ann Taylor Factory stores, 19 new LOFT stores and 19 new LOFT Outlet stores.

(4)
During the nine months ended November 2, 2013, we downsized nine Ann Taylor stores, one Ann Taylor Factory store and five LOFT stores and expanded two LOFT stores. During the nine months ended October 27, 2012, we downsized 14 Ann Taylor stores, four Ann Taylor Factory stores, four LOFT stores and one LOFT Outlet store and expanded two Ann Taylor stores and one LOFT store.

Net sales for the quarter and nine months ended November 2, 2013 increased 7.3% and 5.8%, respectively, over the comparable 2012 periods, with comparable sales up 3.7% and 2.0%, respectively. These results were on top of the 5.5% and 4.7% comparable sales increases achieved during the quarter and nine months ended October 27, 2012. The overall sales increase for both the quarter and nine-month periods was driven by increases in traffic and transactions at Ann Taylor and LOFT, reflecting the continued benefit of our multi-channel initiative, our strategy to offer clients a broader assortment of fashion in-store and online and net store growth over the comparable prior-year periods. This was partially offset by the impact of softer traffic in the factory/outlet channel.

By brand, Ann Taylor's net sales for the quarter and nine months ended November 2, 2013 increased $4.6 million, or 1.9%, and $23.4 million, or 3.4%, respectively, over the comparable prior-year periods, with comparable sales up 0.6% and 1.9%, respectively. At Ann Taylor, which includes Ann Taylor stores and anntaylor.com, comparable sales increased 4.4% and 6.6% for the quarter and nine-month periods, respectively, as a result of the continued success of our versatile wear-to-work offering and for the third-quarter period, our new shoe and jewelry collections, which contributed to higher full price sell-through and increases in traffic, transactions and units per transaction. At Ann Taylor Factory, sales continued to be impacted by softer traffic patterns in a highly promotional factory/outlet environment, which impacted AUR and DPT and also contributed to comparable sales decreases of 6.9% and 6.7% for the quarter and nine-month periods, respectively.

At LOFT, net sales increased $40.4 million, or 11.0%, and $79.0 million, or 7.3%, during the quarter and nine months ended November 2, 2013, respectively, with comparable sales up 5.6% and 2.1% for the quarter and nine-month periods, respectively. At LOFT, which includes LOFT stores and LOFT.com, the overall increase in net sales was due, in part, to higher traffic, UPTs and DPTs, which contributed to comparable sales increases of 6.3% and 3.1% for the quarter and nine-month periods, respectively, as well as the impact of incremental store growth. At LOFT Outlet, net sales increased 18.6% and 17.8% for the quarter and nine months ended November 2, 2013, respectively, primarily as a result of continued store growth. Comparable sales increased 1.8% for the quarter ended November 2, 2013 as a result of increased conversion and transactions, but decreased 2.8% for the nine-month period, due to continued traffic challenges at factory/outlet centers.

Cost of Sales and Gross Margin
The following table presents cost of sales and gross margin in dollars and gross margin as a percentage of net sales:

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(dollars in thousands)
Cost of sales	$291,312	$258,149	$834,174	$763,660
Gross margin	$366,220	$354,399	$1,036,062	$1,004,171
Percentage of net sales	55.7%	57.9%	55.4%	56.8%

Gross margin as a percentage of net sales for the quarter ended November 2, 2013 was 55.7% versus 57.9% in the comparable 2012 period. We experienced a year-over-year decrease in merchandise gross margin rate performance, primarily due to the highly competitive retail environment, which required us to be more promotional than planned at both brands in order to clear through inventory and maintain our share of wallet. In addition, our overall gross margin rate performance for the quarter as compared to the prior year was impacted by the one-time $6.2 million, 50 basis point, benefit in the prior year period associated with initial recognition of gift card and merchandise credit breakage.

For the nine months ended November 2, 2013, gross margin as a percentage of net sales decreased to 55.4% from 56.8% in the comparable 2012 period. While we experienced higher margins on multi-channel sales, our merchandise gross margin rate decreased slightly from the comparable prior-year period primarily due to the impact of the more promotional retail environment, particularly during the third quarter. In addition, our overall gross margin rate was negatively impacted by the effect of higher levels of client shipping associated with multi-channel sales.

Selling, General and Administrative Expenses
The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales:

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(dollars in thousands)
Selling, general and administrative expenses	$295,813	$287,480	$871,764	$838,954
Percentage of net sales	45.0%	46.9%	46.6%	47.5%

The increase in selling, general and administrative expenses for the third quarter and nine months ended November 2, 2013 versus the comparable prior-year periods was primarily due to increases in variable costs associated with higher net sales and higher payroll and occupancy costs related to store growth and other expenses supporting the expansion of our business. These increases were partially offset by an overall decrease in performance-based compensation expense.

As a percentage of net sales, the decrease in selling, general and administrative expenses for the quarter and nine months ended November 2, 2013 versus the comparable prior-year periods reflects the benefit of increased fixed cost leverage as a result of higher net sales and lower performance-based compensation expense. These decreases were partially offset by an increase in payroll, occupancy and other variable expenses related to store growth, as well as other expenses supporting the expansion of our business.

Income Taxes
The following table presents our income tax provision and effective income tax rate:

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(dollars in thousands)
Income tax provision	$28,854	$26,156	$66,822	$64,823
Effective income tax rate	41.2%	39.1%	40.6%	39.3%

The effective income tax rate of 41.2% for the quarter ended November 2, 2013 increased over the comparable period primarily due to the benefit of tax positions that were considered effectively settled during the quarter ended October 27, 2012.
The increase in our effective income tax rate for the nine months ended November 2, 2013 over the comparable 2012 period is primarily due to the benefit in the prior-year period of tax positions that were considered effectively settled, as well as changes in the mix of earnings in various state taxing jurisdictions. We expect our full year effective income tax rate to be approximately 41%.

Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. The following table sets forth certain measures of our liquidity:

	November 2, 2013	February 2, 2013	October 27, 2012
	(dollars in thousands)
Working capital	$205,662	$169,275	$219,642
Current ratio	1.57:1	1.50:1	1.61:1

Operating Activities
Cash provided by operating activities was $104.8 million for the nine months ended November 2, 2013, compared with $159.9 million for the nine months ended October 27, 2012. The year-over-year decrease is primarily the result of increases in cash used for the purchase of merchandise inventories, payments related to our incentive compensation plans, and the timing of payment of accounts payable and other accrued expenses.

Merchandise inventories increased approximately $32.0 million, or 11.8%, at November 2, 2013 compared to October 27, 2012. On a per-square-foot basis, merchandise inventories at November 2, 2013 increased 8% as compared to October 27, 2012, reflecting increases of 1% at Ann Taylor, 14% at LOFT and 10% in the factory/outlet channel. The increases at LOFT and the factory/outlet channel reflect the impact of timing shifts in the receipt of merchandise as compared to last year.

Investing Activities
Cash used for investing activities was $105.4 million for the nine months ended November 2, 2013, compared with $113.6 million for the nine months ended October 27, 2012. Cash used for investing activities was primarily driven by capital expenditures related to our store expansion and refurbishment projects during both periods.

Financing Activities
Cash used for financing activities was $47.3 million for the nine months ended November 2, 2013, compared with $30.0 million for the nine months ended October 27, 2012. Cash used for financing activities was primarily for the repurchase of common stock under our share repurchase program during both periods. During the prior-year period, this was more significantly offset by cash inflows related to the exercise of stock options and related tax benefits realized.

Repurchase Program
On August 21, 2013, our Board of Directors approved a new $250 million securities repurchase program (the "Repurchase Program"). The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. There were no repurchases made under the Repurchase Program during the quarter ended November 2, 2013.
During the nine months ended November 2, 2013 and October 27, 2012, under our then existing $600 million securities repurchase program, we repurchased 1.5 million and 3.1 million shares of common stock, respectively, through open market purchases at a cost of $49.1 million and $75.0 million, respectively. There were no repurchases made under our former $600 million securities repurchase program during the quarter ended October 27, 2012. As of November 2, 2013, there were no amounts remaining for additional share repurchases under our former $600 million securities repurchase program, as we exhausted that share repurchase authorization during the second quarter of Fiscal 2013.

Revolving Credit Facility
On December 19, 2012, our wholly-owned subsidiary, AnnTaylor, Inc., and certain of its subsidiaries, entered into a Fourth Amended and Restated $250 million senior secured revolving credit facility with Bank of America, N.A. and a syndicate of lenders (the “Credit Facility”), which amended the existing senior secured revolving credit facility due to expire in April 2013. The maximum availability for loans and letters of credit under the Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages of certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $11.6 million, $14.1 million and $16.3 million as of November 2, 2013, February 2, 2013 and October 27, 2012, respectively, leaving a remaining available balance for loans and letters of credit of $238.4 million, $150.8 million and $228.8 million as of November 2, 2013, February 2, 2013 and October 27, 2012, respectively. There were no borrowings outstanding under the Credit Facility at November 2, 2013, February 2, 2013, October 27, 2012 or as of November 22, 2013, the date of this filing.
The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens, and a fixed charge coverage ratio covenant that is triggered if certain liquidity thresholds are not met.  As of November 2, 2013 and November 22, 2013, the date of this filing, the Company was in compliance with all such covenants. For additional information, see Note 6, “Revolving Credit Facility,” in the Notes to the Condensed Consolidated Financial Statements.

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
Foreign cash balances at November 2, 2013 were $2.9 million, the majority of which was held in Canadian dollars. As of February 2, 2013 and October 27, 2012, we had foreign cash balances of $3.0 million and $4.5 million, respectively.

We recognized $0.1 million and $6.2 million in revenue during the quarters ended November 2, 2013 and October 27, 2012, respectively, for a portion of the unredeemed value of gift cards and merchandise credits where we have determined that, under applicable state unclaimed property laws, there is no legal obligation to escheat these amounts to such states and the likelihood of redemption is considered remote. The third quarter of Fiscal 2012 was the first period during which we recognized gift card and merchandise credit “breakage,” and therefore included the breakage income related to gift cards sold and merchandise credits issued since inception of these programs. Such gift card and merchandise credit “breakage” is estimated based upon an analysis of actual historical redemption patterns and is included in Net sales.
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
Certain judgments and estimates underlie our projected revenues and related expenses under the program, including projected future store counts, the number of applications processed, our projected sales growth and points breakage, among other things. During the quarters ended November 2, 2013 and October 27, 2012, we recognized approximately $11.4 million and $11.3 million of revenue related to the credit card program, respectively. During the nine months ended November 2, 2013 and October 27, 2012, we recognized approximately $16.2 million and $15.5 million of revenue related to the credit card program, respectively. At November 2, 2013, February 2, 2013 and October 27, 2012, approximately $2.0 million, $3.0 million and $3.3 million, respectively, of deferred credit card income is included in "Accrued expenses and other current liabilities" on our Condensed Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs, net of points breakage, related to the customer loyalty program. These costs are included in either Cost of sales or in Net sales as a Sales discount, as appropriate. The Cost of sales impact, net of points breakage, was approximately $1.7 million and $1.5 million and the Sales discount impact was approximately $1.7 million and $1.7 million for the quarters ended November 2, 2013 and October 27, 2012, respectively. The Cost of sales impact, net of points breakage, was approximately $4.0 million and $4.7 million and the Sales discount impact was approximately $4.6 million and $4.9 million for the nine months ended November 2, 2013 and October 27, 2012, respectively.
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

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”), which sets forth additional disclosure requirements for items reclassified out of AOCI and into net income, and is effective for annual and interim reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 in the first quarter of Fiscal 2013, by presenting amounts reclassified out of AOCI as a separate disclosure in the Notes to the Condensed Consolidated Financial Statements. Amounts reclassified out of AOCI are related to the amortization of net actuarial loss associated with our pension plan.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however retrospective application is permitted. We plan to adopt ASU 2013-11 in the first quarter of Fiscal 2014 and do not expect it will have any impact on our Consolidated Financial Statements.

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
We are exposed to limited market risk, primarily related to foreign currency exchange. We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in the Canadian dollar. As of November 2, 2013, our monetary assets and liabilities subject to this exposure are immaterial; therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not have a material impact on our earnings or cash flows.
Our Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of November 2, 2013, we did not hold any investments that did not qualify as cash.

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
During the third quarter of Fiscal 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases of our common stock for the periods indicated, which, upon repurchase, are classified as treasury shares available for general corporate purposes:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
August 4, 2013 to August 31, 2013	—	$—	—	$250,000
September 1, 2013 to October 5, 2013	616	35.92	—	250,000
October 6, 2013 to November 2, 2013	—	—	—	250,000
	616		—

(1)
Represents shares of restricted stock purchased in connection with employee tax withholding obligations under the employee equity compensation plans, which are not purchases under the Company’s publicly announced program.

(2)
On August 21, 2013, our Board of Directors approved a new $250 million securities repurchase program (the "Repurchase Program"). There were no repurchases made under the Repurchase Program during the quarter ended November 2, 2013. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description

10.1*†
Amended and Restated ANN INC. Management Performance Compensation Plan as amended through March 7, 2012, and the Amendment to the ANN INC. Management Performance Compensation Plan, dated November 19, 2013.

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

ANN INC.

Date:	November 22, 2013	By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 22, 2013	By:	/s/ Michael J. Nicholson
Michael J. Nicholson
Executive Vice President, Chief Operating Officer,
Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1*†
Amended and Restated ANN INC. Management Performance Compensation Plan as amended through March 7, 2012, and the Amendment to the ANN INC. Management Performance Compensation Plan, dated November 19, 2013.

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