Form 10-K
period 2014-02-01
ANN INC.
filed 2014-03-14
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of August 3, 2013 was $1,523,192,303.
The number of shares of the registrant’s common stock outstanding as of February 28, 2014 was 46,218,873.
Documents Incorporated by Reference:
Portions of the Registrant’s Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders to be held on May 22, 2014 are incorporated by reference into Part III.

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

Overview
ANN INC., through its wholly-owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories, sold primarily under the “Ann Taylor” and “LOFT” brands. We were incorporated in the State of Delaware in 1988 and changed our company name to ANN INC. in 2011. For more than half a century, we have evolved with the needs of real women who live full, multi-faceted lives. Our values are her values. Our focus remains on providing her with fashionable, versatile product, excellent value and an engaging shopping experience. We understand that a woman expresses herself through what she wears - at work, at home and at play. And we’re there for her every step of the way, with stylish clothing and accessories that transform her, allowing her to move from one instance to the next in her full and busy day.
We are committed to and driven by a simple but important mission: “to inspire and connect with our clients to put their best selves forward every day.” This is evident in our strong brands as well as in our commitment to operate our business responsibly and thoughtfully. This commitment means that our clients can look and feel great about the clothes they wear, and that as a business, we are holding ourselves to high standards. It means forging strong partnerships with our suppliers so that our products are made ethically. It means investing in new programs and innovation to minimize our impact on the environment. And it means making meaningful contributions to our communities.
Our rich heritage dates back to 1954, when we opened our first Ann Taylor store in New Haven, Connecticut. Back then, “Ann Taylor” represented a best-selling dress style that embodied the well-dressed woman. Today, we operate 1,025 retail stores in 47 states, the District of Columbia, Puerto Rico and Canada, comprised of 268 Ann Taylor stores, 539 LOFT stores, 108 Ann Taylor Factory stores and 110 LOFT Outlet stores. In addition to our stores, our clients can shop online in more than 100 countries worldwide at www.anntaylor.com and www.LOFT.com (together, our “Websites”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444.
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
LOFT
At LOFT, we believe the best relationships are built on trust and an amazing wardrobe. Originally established in 1996 as an extension of the Ann Taylor brand, LOFT has evolved into a national brand that competes in the “upper-moderate” price category. LOFT has become a trusted personal stylist to its clients by connecting with them on a genuine level - equal parts expert, confidante and friend who tells it like it is. We give our clients fashion advice, ideas and inspiration that make her style aspirations attainable. We believe in offering versatile, accessible and affordable fashion with undeniably feminine appeal, special and unexpected details and a flattering fit.

Business Strategy
We are committed to growing our brands through our omni-channel retail strategy. Our goal is to enable clients to seamlessly shop our brands across both store and online channels whenever and wherever they choose to shop. In support of this, during Fiscal 2012, we successfully launched the first phase of our omni-channel initiative, which enabled store fulfillment of online sales. During Fiscal 2013, we built on this momentum by implementing e-receipt technology, making significant enhancements to our online search engine optimization program and launching our client relationship management platform. We have additional plans to optimize our omni-channel capabilities in Fiscal 2014 and beyond to further enhance this seamless client experience and drive incremental sales and profitability.
Our omni-channel retail strategy, which is focused on integrating the in-store and online operations at Ann Taylor and LOFT, further enables us to manage our full-price stores and Websites as a combined single channel at the brand level. This omni-channel focus guides most aspects of our plans for growth at our Ann Taylor and LOFT brands, including:

•
Most merchandise styles are available both in-store and online, excluding wedding at Ann Taylor and maternity at LOFT, which are available online only and represent a small percentage of each brand’s combined in-store and online merchandise assortment;

•	Technology that enables store fulfillment of online sales by allowing our Websites access to inventory maintained at full-price brick-and-mortar brand locations;

•	Continued investments in technology to enable clients of our Ann Taylor and LOFT brands to seamlessly shop across store and online channels whenever and wherever they choose to shop;

•	Coordinated online events designed to effectively and profitably clear through markdown inventory at Ann Taylor and LOFT stores;

•	Further integration of our merchandise planning, procurement and allocation functions to serve each brand’s full-price store and online channels;

•	Continued refinement of a cross-channel client relationship management tool focused on client behaviors across each brand’s full-price store and online channels;

•	Integrated marketing and client outreach efforts aimed at increasing traffic and conversion, both in-store and online;

•	Weekly Ann Taylor and LOFT business review meetings focused on the combined productivity of each brand’s in-store and online channels;

•	Field training and monetary incentives aimed at educating and encouraging store associates to effectively meet the needs of our clients across channels; and

•	Management incentive compensation programs at Ann Taylor and LOFT that reward associates based on the combined performance of each brand’s full-price store and online channels.

We view the store and online operations of our full-price Ann Taylor and LOFT businesses as one single channel that allows clients to fully experience those brands, not just a channel within those brands. Further, we manage our full-price in-store and online operations as a single, integrated channel rather than as separate sales channels operating independently, with our Websites viewed as the largest store within each brand. In support of this, clients can return merchandise purchased at our Websites at any of their respective full-price brick-and-mortar brand locations. The technology and reports utilized to manage the business support this omni-channel approach, in that total sales and comparable sales are tracked on a combined basis. We believe this omni-channel approach to managing our full-price Ann Taylor and LOFT businesses is critical to meeting the ever-increasing expectations of our clients, and therefore critical to the ongoing success of our brands.
During Fiscal 2012, we opened our first stores in Canada, marking the first step in expanding our brands internationally. Building on this momentum, during Fiscal 2013, we continued to expand our retail presence in Canada and launched international shipping capabilities to more than 100 countries worldwide via our Websites. These efforts not only extend the reach of our brands to clients outside the United States, but also help us assess further potential international expansion opportunities. Over the longer term, we will continue to evaluate these and other organic growth opportunities, including new merchandise offerings and brand extensions, which may involve forging additional strategic partnerships, as we did in Fiscal 2013 with our shoe and eyewear collections, or further evolving a brand or product category through our own internal efforts. In addition, we will continue to evaluate inorganic growth opportunities, such as an acquisition, when our research indicates that such an opportunity will complement our existing brands and merchandise offerings and is in the best interest of our associates, clients and shareholders. Our primary focus, however, remains on our core Ann Taylor and LOFT brands.

Stores
We continue to focus considerable attention on optimizing our store portfolio, including our Websites, in order to improve profitability and better serve our clients. As a result of our capital investments, approximately 80% of our Ann Taylor store fleet now reflects our modern aspirational brand aesthetic. At LOFT, we have continued our strategy of expanding into small- and mid-markets, where we have identified potential for meaningful growth. We also believe continued investments in our Websites and further integration of our store and online channels will be a major contributor to our future growth.
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
In Fiscal 2013, we continued our store growth program, opening 66 new stores, including seven new stores in Canada, bringing our total store base in Canada to 10 stores at the end of Fiscal 2013. Capital expenditures related to our new stores totaled approximately $70.8 million and expenditures for store remodeling and refurbishment projects totaled approximately $42.6 million. In Fiscal 2013, total net square footage increased by approximately 188,000 square feet, or approximately 3%, to approximately 5.9 million square feet, as compared to 5.7 million square feet at the end of Fiscal 2012.
In Fiscal 2014, we plan to open approximately 50 new stores in the United States and Canada and close approximately 30 U.S. stores, leading to net store growth of approximately 20 stores. In addition, we plan to optimize the size of an additional 11 stores. Total net square footage is expected to increase approximately 65,000 square feet, or approximately 1.0%, as compared to Fiscal 2013. Fiscal 2014 capital expenditures are expected to be approximately $40 million for new stores and approximately $50 million for store remodeling and refurbishment projects. Our store expansion and refurbishment plans are dependent upon, among other things, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the negotiation of acceptable lease terms. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
The following table sets forth certain information regarding our Ann Taylor (“AT”), LOFT, Ann Taylor Factory (“ATF”) and LOFT Outlet (“LOS”) retail stores over the past three fiscal years:

Store Count	Ann Taylor Brand			LOFT Brand
	AT	ATF	Total	LOFT	LOS	Total	Total
January 29, 2011	266	92	358	502	36	538	896
New	17	7	24	14	38	52	76
Closed	(3)	—	(3)	(16)	—	(16)	(19)
January 28, 2012	280	99	379	500	74	574	953
New (1)	11	3	14	26	23	49	63
Closed	(16)	(1)	(17)	(14)	(1)	(15)	(32)
February 2, 2013	275	101	376	512	96	608	984
New (1)	7	7	14	38	14	52	66
Closed	(14)	—	(14)	(11)	—	(11)	(25)
February 1, 2014	268	108	376	539	110	649	1,025

(1)	During Fiscal 2013, we opened two Ann Taylor stores and five LOFT stores in Canada. During Fiscal 2012, we opened two Ann Taylor stores and one LOFT store in Canada.

We believe that our stores are located in some of the most productive retail centers in the United States and that our existing store base is a significant strategic asset of our business. During the past three years, we have invested approximately $331.4 million in our store base and approximately 70% of our stores are either new or have been expanded, downsized, remodeled or refurbished.
Store design and environment
Our Ann Taylor stores average approximately 5,000 square feet. During Fiscal 2013, we continued to roll out our new smaller format Ann Taylor stores, adding seven new smaller format stores, downsizing or remodeling another 13 stores, and updating an additional 18 stores. As a result of these capital investments, approximately 80% of our store fleet reflects our modern aspirational brand aesthetic. In Fiscal 2014, we plan to build on this by opening approximately five new Ann Taylor stores and downsizing and/or remodeling approximately 10 additional stores.
Our LOFT stores average approximately 5,700 square feet. We operate one LOFT flagship store on the ground floor of 7 Times Square, our corporate headquarters, in New York City. At LOFT, we continued to execute our store growth program, which included a strategy of expanding into small- and mid-markets, opening 38 new LOFT stores and rightsizing and/or remodeling 35 additional stores in Fiscal 2013. In Fiscal 2014, we plan to open approximately 20 LOFT stores and downsize and/or remodel approximately 30 additional stores.
Our Ann Taylor Factory stores average approximately 6,800 square feet and our LOFT Outlet stores average approximately 6,600 square feet. In Fiscal 2013, we continued to grow our outlet fleet, opening seven new Ann Taylor Factory stores and 14 new LOFT Outlet stores. In Fiscal 2014, we plan to further grow our factory outlet presence, and open approximately five new Ann Taylor Factory stores and 20 new LOFT Outlet stores.
Our stores typically have approximately 25% of their total square footage allocated to stockroom and other non-selling space.
Websites
Our Websites reinforce the unique aesthetic of our Ann Taylor and LOFT brands and are designed to complement the in-store experience we deliver to our clients. We offer our clients a high-quality online shopping experience, from merchandise availability and website design to order fulfillment and client service. We are committed to building a seamless, omni-channel experience for our clients and view our Websites as a key enabler of this strategy. As such, in Fiscal 2012, we implemented the first phase of our omni-channel initiative, which enabled store fulfillment of online sales. In Fiscal 2013, we launched international shipping capabilities to more than 100 countries worldwide, providing clients outside the United States access to our brands. We also implemented e-receipt technology and made significant enhancements to our search engine optimization program to further enhance the online shopping experience. We continue to explore opportunities to further improve speed, navigation and our overall online shopping experience and expect further integration of our Websites to be a major contributor to the future growth of our Ann Taylor and LOFT brands.
Merchandise Design and Production
Substantially all of our merchandise is developed by our in-house product design and development teams, who design merchandise exclusively for us. Our merchandising groups determine inventory needs for the upcoming season, edit the assortments developed by the design teams, plan merchandise flows and arrange for the production of merchandise by independent manufacturers, primarily through our in-house sourcing group. We also complement our in-house assortments by purchasing a small percentage of merchandise from branded vendors.
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

In Fiscal 2013, we sourced merchandise for our Ann Taylor and LOFT brands from approximately 133 manufacturers and vendors in 17 countries, and no single supplier accounted for more than 10% of merchandise purchased on either a unit or cost basis. Approximately 37% of our merchandise unit purchases originated in China (representing approximately 40% of total merchandise cost), 17% in Indonesia (17% of total merchandise cost), 15% in India (14% of total merchandise cost), 13% in Vietnam (7% of total merchandise cost) and 11% in the Philippines (15% of total merchandise cost). Any event causing a sudden disruption of manufacturing or imports from any of these countries, including the imposition of additional import restrictions, could have a material adverse effect on our operations. However, we generally do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise with any single supplier. In addition, all of our foreign purchases are negotiated and paid for in U.S. dollars.
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
We believe we have solid relationships with our suppliers and that, subject to the discussion in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we will continue to have adequate sources to produce a sufficient supply of quality merchandise in a timely manner and on satisfactory economic terms.
Inventory Control and Merchandise Allocation
Our planning departments analyze relevant historical product demand data (i.e., sales, margins, sales and inventory history of store clusters, etc.) by brand, size and store location, including our Websites, to assist in determining the quantity of merchandise to be purchased for, and the allocation of merchandise to, our channels. Merchandise is allocated to achieve an emphasis that is suited to each store’s client base, including our Websites. We also consider the effect our omni-channel initiative has had on in-store and online inventory levels in order to better inform our merchandise purchases and inventory allocation.
Merchandise is typically sold at its original marked price for several weeks, with the length of time varying by individual style or color choice and dependent on client acceptance. From time to time, we also run point-of-sale promotions which may apply to both full-price and markdown merchandise and temporarily reduce the merchandise selling price. We review inventory levels on an ongoing basis to identify slow-moving merchandise styles and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear this merchandise. Markdowns may also be used if inventory levels exceed client demand for reasons of design, seasonal adaptation or changes in client preference. Substantially all of our merchandise inventory is cleared in-store or through our Websites.
Our core merchandising system is the central repository for inventory data and related business activities that affect inventory levels, such as purchasing, receiving, allocation and distribution. Our primary distribution center is located in Louisville, Kentucky, as discussed further in “Properties.” The majority of our merchandise is processed through our Louisville facility, which we own and operate. Additionally, we contract with third-party fulfillment vendors, utilizing a Bolingbrook, IL facility to fulfill online orders and a Toronto, Ontario facility for merchandise allocation to our Canadian stores. We also utilize a third-party distribution center bypass facility in Industry, CA. While a portion of our merchandise is processed through this bypass facility for direct distribution to our stores, it serves primarily as a trans-loading facility and a back-up distribution center in the event of a disaster.
Brand Building and Marketing
We believe that our Ann Taylor and LOFT brands are among our most important assets and that these brands and their relationship with our clients are key to our competitive advantage. Our focus on continually evolving our brands to appeal to the changing needs of our clients helps us stay relevant and competitive in the women’s retail apparel industry.
We manage all aspects of brand development for our retail concepts, including product design, store design and merchandising and brand marketing and advertising. We continue to invest in the development of our brands through client research and outreach, as well as in-store and direct marketing campaigns. We make strategic investments to optimize the overall client experience by focusing on client service, as well as opening new stores, reinvesting in existing stores and enhancing the online shopping experience at our Websites. In addition, we continue to build on our omni-channel retail strategy by making focused investments to support this initiative.

We believe it is essential to communicate on a regular basis with our current client base and potential clients by telling each brand’s story through aspirational national and regional advertising, as well as through compelling direct mail marketing and in-store presentation. Marketing expenditures as a percentage of net sales were 4.4% in Fiscal 2013, 4.1% in Fiscal 2012 and 4.0% in Fiscal 2011.
Client Relationship Management
We have a credit card program that offers eligible clients in the United States the choice of a private label or co-branded credit card. All new cardmembers are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. Both cards can be used at any Ann Taylor or LOFT location or channel of distribution, including Ann Taylor Factory, LOFT Outlet and our Websites. The co-branded credit card can also be used at any other business where the card is accepted. Both the private label and co-branded credit cards are offered in an Ann Taylor and LOFT version, depending upon where a client enrolls in the program; however, the core benefits offered to clients are the same.
To encourage clients to apply for a credit card, we provide a discount to approved cardmembers on all purchases made with a new card on the day of application acceptance. Rewards points are earned on purchases made with the credit card at either of our brands through any of our channels. Co-branded cardmembers also earn points on purchases made at other businesses where our card is accepted. Cardmembers who accumulate the requisite number of points are issued a Rewards Card redeemable toward a future purchase.
We are focused on building on our client service through a client relationship management initiative designed to deliver a more personalized and relevant shopping experience for our Ann Taylor and LOFT clients. We are increasingly engaging clients through more targeted and personalized outreach, both at our full-price and outlet channels, to provide an optimal omni-channel shopping experience, establish stronger relationships and further enhance the efficiency of our marketing programs.
Information Systems
During Fiscal 2013, we continued our investment in information services and technology, enhancing the systems we use to support our Websites and omni-channel capabilities, as well as our international expansion, merchandise procurement, inventory management and order fulfillment processes. These enhancements are generally aimed at optimizing the client experience, driving sales, improving client access to merchandise assortments and back-office efficiencies.

Trademarks, Domain Names and Service Marks
The “Ann Taylor®,” “LOFT®,” “Ann Taylor LOFT®” and other proprietary marks are registered with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. Our rights in these marks are a significant part of our business strategy, as we believe they are famous and well-known in the women’s apparel industry. Accordingly, we intend to maintain our trademarks and related registrations and vigorously protect them against infringement.
Competition
The women’s retail apparel industry is highly competitive. We compete with certain departments in international, national and local department stores and with other specialty retail stores, catalog and Internet businesses that offer similar categories of merchandise. We believe that our focused fashion point of view, product versatility and strong client service distinguish us from other women’s apparel retailers. Our competitors range from smaller, growing companies to considerably larger players with substantially greater financial, marketing and other resources. While we are vigilant to maintain our competitiveness, there is, of course, no assurance that we will be able to compete successfully with them in the future. See “Risk Factors.”
Associate Relations
As of February 1, 2014, we had approximately 19,800 employees, of which approximately 2,150 were full-time salaried employees, 2,400 were full-time hourly employees and 15,250 were part-time hourly employees working less than 30 hours per week. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.
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
Set forth below is a summary of the material risks to an investment in our securities, which should be considered carefully in evaluating such an investment. These are not the only risks our Company faces. We may also be adversely affected by additional risks not presently known to us or that we currently deem immaterial. If any of the risks were to materialize, our business, results of operations, cash flows or financial condition may be materially adversely impacted , which might cause the value of our securities to decline. Please also see “Statement Regarding Forward-Looking Disclosures” in the section immediately preceding Item 1 of this Report.
Our ability to anticipate and respond to changing client preferences and fashion trends in a timely manner
Our success largely depends on our ability to consistently gauge fashion trends and provide a balanced assortment of merchandise that satisfies client demands for each of our brands in a timely manner. Any missteps may affect inventory levels, since we enter into agreements to manufacture and purchase our merchandise well in advance of the applicable selling season. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends and economic conditions could lead to missed opportunities, excess inventory and more frequent markdowns or inventory shortages, all of which could negatively impact sales and gross margin performance and have a material adverse effect on our business. Merchandise missteps could also negatively impact our image with our clients and result in diminished brand loyalty.
Our ability to maintain our brand image, engage new and existing clients and gain market share
Our ability to maintain our brand image and reputation is integral to our business as well as the implementation of strategies to expand it. Maintaining, promoting and growing our brands will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high-quality client experience. In addition, while our brands are mature and we have extensive client lists, our success depends, in part, on our ability to keep existing clients engaged and attract new clients to shop our brands. Our business could be adversely affected if we fail to achieve these objectives for either or both of our brands and failure to achieve consistent, positive performance at both of our brands simultaneously could have an adverse effect on our sales and profitability. In addition, our ability to address the challenges of declining store traffic, including at factory outlet centers, in a highly promotional, low growth environment may impact our ability to maintain and gain market share and also impact our sales and profitability.
The effect of competitive pressures from other retailers
The specialty retail industry is highly competitive. We compete with local, national and international department stores, specialty and discount stores, catalogs and internet businesses offering similar categories of merchandise. We face a variety of competitive challenges, including anticipating and quickly responding to changing client demands or preferences; maintaining favorable brand recognition and effectively marketing our products to our clients in several diverse demographic markets; sourcing merchandise efficiently; and developing innovative, high-quality merchandise in styles that appeal to our clients in ways that favorably distinguish us from our competitors. In addition, many of our competitors are companies with substantially greater financial, marketing and other resources. Increased levels of promotional activity by our competitors, some of which may be able to adopt more aggressive pricing policies than we can, both online and in stores, may negatively impact our sales and profitability. There is no assurance that we can compete successfully with these companies in the future.
In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition in these areas may result in higher costs, which could reduce our operating margins and adversely affect our results of operations.

Our reliance on key management and our ability to attract and retain qualified associates
Our success depends to a significant extent upon both the continued services of our current executive and senior management team, as well as our ability to attract, hire, motivate and retain qualified management talent in the future. Our senior executive officers have substantial experience and expertise in the retail business and have made significant contributions to the growth and success of our brands. Competition for key executives in the retail industry is intense; and our operations could be adversely affected if we cannot retain our key executives or if we fail to attract additional qualified individuals.
Our performance also depends in large part on the talents and contributions of engaged and skilled associates in all areas of our organization. If we are unable to identify, hire, develop, motivate and retain talented individuals, we may be unable to compete effectively and our business could be adversely impacted.
Our ability to successfully optimize implementation of our omni-channel retail strategy and maintain a relevant and reliable omni-channel experience for our clients
We are committed to growing our business through a omni-channel retail strategy. Our goal is to assist our clients in accessing our brands whenever and wherever they choose to shop. In support of this goal, we successfully launched the first phase of our omni-channel initiative during the third quarter of Fiscal 2012, allowing store order fulfillment of internet sales. Our success depends to a large degree on our ability to plan and manage inventory levels and the fulfillment of orders, address operational issues in stores and online and further align both channels to optimize our omni-channel retail strategy.
In addition, our success also depends on our ability to anticipate and implement innovations in sales and marketing technology to appeal to existing and potential clients who increasingly rely on multiple portals, including mobile technologies, to meet their shopping needs. Failure to enhance our technology and marketing efforts to align with our clients’ shopping preferences could significantly impair our ability to meet our strategic business and financial goals. If we do not successfully optimize the implementation of our omni-channel retail strategy or if it does not achieve its intended results, we may experience an adverse impact on our business.
Our ability to manage inventory levels and changes in merchandise mix as well as optimize the operational aspects of our omni-channel fulfillment strategy
The long lead times required for a substantial portion of our merchandise make client demand difficult to predict and responding quickly to changes challenging. Though we have the ability to source certain product categories with shorter lead times, we enter into contracts for a substantial portion of our merchandise well in advance of the applicable selling season. Our financial condition could be materially adversely affected if we are unable to manage inventory levels and respond to short-term shifts in client demand patterns. Inventory levels in excess of client demand may result in excessive markdowns and, therefore, lower than planned sales and gross margin. On the other hand, if we underestimate demand for our merchandise, we may experience inventory shortages resulting in missed sales and lost revenues. Either of these events could significantly affect our operating results and brand image. Our margins may also be impacted by changes in our merchandise mix and a shift toward merchandise with lower selling prices. These changes could have a material adverse effect on our operating results.
In addition, our omni-channel fulfillment strategy, which aims to help optimize the client experience, improve merchandising decisions and support our omni-channel operations, creates additional complexities in our ability to manage inventory levels, as well as certain operational issues in stores and online, including packaging, shipping, timeliness and returns. If we are unable to successfully manage the inventory complexities and operational issues associated with our omni-channel fulfillment strategy, we may experience an adverse impact on our business.
Our ability to successfully upgrade and maintain our information systems in a timely and secure manner to support the needs of the organization
We rely heavily on information systems to manage our operations, including a full range of retail, financial, sourcing and merchandising systems. We regularly make investments to upgrade, enhance or replace these systems, as well as leverage new technologies to support our growth strategies. In addition, we have implemented enterprise-wide initiatives that are intended to standardize business processes and optimize performance. Any delays or difficulties in transitioning to new systems or integrating them with current systems or the failure to implement our initiatives in an orderly and timely fashion could result in additional investment of time and resources, which could impair our ability to improve existing operations and support future growth, and ultimately have a material adverse effect on our business.

The reliability and capacity of our information systems are critical. Despite preventative efforts, our systems are vulnerable from time-to-time to damage or interruption from, among other things, natural disasters, technical malfunctions, inadequate systems capacity, human error, power outages, computer viruses and security breaches. Any disruptions affecting our information systems could have a material adverse impact on our business. In addition, any failure to maintain adequate system security controls to protect our computer assets and sensitive data, including associate and client data, from unauthorized access, disclosure or use could damage our reputation with our associates and our clients. Finally, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.
As a component of our ongoing strategy to increase efficiencies, monitor costs and improve our information technology capabilities, we rely on third parties for products and implementation and/or management of certain aspects of our information systems and infrastructure. Many of the functions that are performed by third parties are performed in offshore locations. Our agreements with those third parties require them to maintain certain levels of care and security with respect to our information systems and our data. Failure by any of these third parties to implement and/or manage our information systems and infrastructure effectively and securely could disrupt our operations, adversely affect our clients’ shopping experience and negatively impact our profitability. Furthermore, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war or the occurrence of natural disasters), restrictive actions by foreign governments or changes in United States laws and regulations.
Risks associated with Internet sales
We sell merchandise over the Internet through our Websites. Our Internet operations are subject to numerous risks, including:

•	the failure to successfully implement new systems, system enhancements and Internet platforms, including our omni-channel and online international order fulfillment and enhanced mobile capability;

•	the failure of the computer systems that operate our websites and their related support systems, causing, among other things, website downtimes and other technical failures;

•	the reliance on third-party computer hardware/software providers;

•	the reliance on third-party order fulfillment providers;

•	rapid technological change;

•	the diversion of sales from our stores;

•	liability for online content;

•	violations of federal, state, foreign or other applicable laws, including those relating to online privacy;

•	credit card fraud; and

•	telecommunications failures and vulnerability to electronic break-ins and other similar disruptions.

Our failure to successfully address and respond to these risks could negatively impact sales, increase costs and damage the reputation of our brands.
The impact of a privacy breach and the resulting effect on our business and reputation
We rely heavily on digital technologies for the successful operation of our business, including electronic messaging, digital marketing efforts and the collection and retention of client data and associate information. We also rely on other third parties to process credit card transactions, perform online e-commerce and social media activities and retain data relating to the Company’s financial position and results of operations, strategic initiatives and other important information. Despite the robust security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to cyber-security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could adversely affect our business and operations, including severely damaging our reputation and our relationships with our clients, associates and investors and expose us to risks of litigation and liability.
In addition, we may incur significant remediation costs in the event of a cyber-security breach or incident, including liability for stolen client or associate information, repairing system damage or providing credit monitoring or other benefits to affected clients or associates. We may also incur increased costs to comply with various applicable laws or industry standards regarding use and/or unauthorized disclosure of personal information. These and other cyber-security-related compliance, prevention and remediation costs may adversely impact our financial condition and results of operations.

Our reliance on third-party manufacturers and key vendors
We do not own or operate any manufacturing facilities, and therefore, depend on independent third parties to manufacture our merchandise. As such, we face the risk of increased manufacturing costs and cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines. In addition, we source our merchandise from a select group of manufacturers and continue to strengthen our relationships with these key vendors. While this strategy has benefits, it also has risks. If one or more of our key vendors were to cease working with us, the flow of merchandise to our stores and clients could be impacted, which could have a material adverse effect on our sales and results of operations. In addition, we cannot predict the impact of world-wide political or economic conditions on our major suppliers. Our suppliers may be unable to obtain adequate credit or access to liquidity to finance their operations. Our suppliers also continue to face economic pressure as a result of rising wages and inflation, which could lead to vendor consolidation. While we have contingency plans for such potential risks, a manufacturer’s failure to continue working with us, to ship merchandise to us on a timely basis or to meet the required product safety, quality and social compliance standards could cause supply shortages, failure to meet client expectations and damage to our brands.
The effect of fluctuations in sourcing costs
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high or low demand for fabrics, labor conditions, transportation or freight costs, currency fluctuations, weather conditions, supply conditions, government regulations, inflation and economic, climate and other unpredictable factors. We take steps to mitigate sourcing pressures from fluctuating raw material costs by making advance commitments on key core fabrics when required, leveraging our strong vendor relationships and using country sourcing flexibility. Despite these measures, an increase in the demand for, the price of and/or a decrease in the availability of the raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales or our ability to meet our clients’ expectations. Additionally, increases in labor costs, as well as a shortage of skilled labor in certain areas of China, may also impact our sourcing costs. The cost of transportation has also been increasing, and these cost pressures are likely to persist. We may not be able to pass all or a portion of such higher sourcing costs onto our clients, which could negatively impact our profitability.
Our reliance on foreign sources of production
We purchase a significant portion of our merchandise from foreign suppliers. As a result, we are subject to various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•	fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds to and from foreign countries;

•	foreign laws and regulations;

•
imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our merchandise that may be imported into the United States or Canada from countries in regions where our merchandise is manufactured;

•	significant delays or disruptions in the delivery of cargo due to port security issues, labor disputes or shortages, local business practices or weather conditions;

•	imposition of duties, taxes and other charges on imports or exports;

•
imposition of anti-dumping or countervailing duties in response to an investigation as to whether a particular product being sold in the United States or Canada at less than fair value may cause (or threaten to cause) material injury to the relevant domestic industry;

•	financial or political instability or terrorist acts in any of the countries in which our merchandise is manufactured or the transportation channels through which it passes;

•	the impact of natural disasters, extreme weather, public health concerns or other catastrophes on our foreign sourcing offices and vendor manufacturing operations;

•
potential cancellation of orders or recalls of any merchandise that does not meet our product safety and quality standards or is not manufactured in accordance with our social compliance requirements; and

•	increased security requirements applicable to imported goods and increased inspections of import shipments by domestic authorities.

Any sudden disruptions in the manufacture or import of our merchandise caused by adverse changes in these or any other factors could increase the cost or reduce the supply of merchandise available to us and adversely affect our reputation, business, financial condition, results of operations and liquidity.

Our dependence on our Louisville distribution center and other third-party distribution and transportation providers
Our wholly-owned and operated primary distribution center in Louisville, Kentucky manages the receipt, storage, sorting, packing and distribution of the majority of merchandise to our stores. We also utilize third-party distribution facilities in City of Industry, California and Toronto, Canada for distribution support to our stores. In addition, sales at our Websites are primarily processed by a third-party fulfillment provider with facilities in Bolingbrook, Illinois. Independent third-party transportation companies then deliver merchandise from these facilities to our stores and/or our clients. Any significant interruption in the operation of our Louisville distribution center or our third-party distribution, fulfillment or transportation providers for any reason, including as a result of natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes or other unforeseen causes, could adversely impact our business by delaying or impairing our ability to distribute merchandise to our stores and/or our clients. These interruptions could result in, among other things, inventory issues, increased costs, lower sales and a loss of loyalty to our brands.
Our ability to execute brand extensions and other growth strategies, including international expansion
Part of our business strategy is to grow our existing brands and identify and develop new growth opportunities. The launch of new merchandise offerings or concepts may require significant capital expenditures and management oversight. Any such plan is subject to risks, such as client acceptance, competition and product differentiation. There is no assurance that these merchandise offerings or concepts will be successful or that our overall profitability will increase as a result. In addition, if we fail to properly execute our plans, or fail to identify alternative strategies, it could have a material adverse effect on our financial position and results of operations.
Our growth strategy may also include plans to develop new strategic partnerships as well as expand our presence in both new and existing markets, including international markets, as we did in late 2012 with the opening of our first stores in Canada and the introduction of international shipping capabilities at our Websites in the first quarter of 2013. We have very limited experience operating outside of the United States, where we may face established competitors. International markets also present unique risks, including different operational characteristics in the areas of employment and labor, transportation, logistics, real estate, finance and law. Furthermore, consumer demand and behavior, as well as preferences and purchasing trends, may differ. Other challenges may include general economic conditions in specific countries or markets, disruptions or delays in shipments, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. As a result of these and other factors, our efforts to enter foreign markets may not be successful, or the sales and gross margin generated by our foreign operations may not be in line with our expectations. In addition, international expansion, including any difficulties that we may encounter if we were to expand to other international markets, may divert financial, operational and managerial resources from our existing operations and/or require us to increase our costs to manage such expansion, which could adversely impact our financial condition and results of operations.
In addition, as we continue to implement our plans for international expansion, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, as well as to the laws of the foreign countries in which we operate. We must use all commercially reasonable efforts to ensure compliance with these laws. Any violations of such laws could subject us to sanctions or other penalties, which could negatively affect our reputation, business and operating results.
Our ability to secure and protect trademarks and other intellectual property rights
We believe that our trademarks and other intellectual property rights are critical to our success. Even though we register and defend our trademarks and other intellectual property rights, there is no assurance that our actions will protect us from the prior registration by others or prevent others from infringing our trademarks and intellectual property rights or seeking to block sales of our products as infringements of their trademarks and intellectual property rights. Further, the laws of foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. Because we have not registered without opposition all of our trademarks in all categories, or in all foreign countries in which we currently manufacture merchandise or may manufacture or sell merchandise in the future, our ability to source merchandise from international suppliers or pursue international expansion could be negatively impacted. Any litigation regarding our trademarks could be time-consuming and costly. Moreover, the loss of exclusive use of our trademarks and other proprietary rights could have a material adverse effect on our business.
Failure to comply with legal and regulatory requirements
Our business is subject to legal and regulatory requirements in the United States and abroad, including, without limitation, those required by the SEC, the New York Stock Exchange, the Sarbanes-Oxley Act of 2002 and securities, tax, employment and anti-bribery laws and regulations. In addition, in the future, there may be new legal or regulatory requirements or more stringent interpretations of applicable requirements, which could increase the complexity of the regulatory environment in which we operate and the related cost of compliance.

While it is our policy and practice to comply with all legal and regulatory requirements and while our procedures and internal controls are designed to ensure such compliance, a finding that we or our vendors or agents are out of compliance with applicable laws and regulations could subject us to civil remedies or criminal sanctions, which could have a material adverse effect on our business, reputation and stock price. In addition, even the claim of a violation of applicable laws or regulations could negatively affect our reputation.
The effect of general economic conditions
Our financial performance is dependent on consumer confidence and levels of consumer spending, which may remain volatile for the foreseeable future. Some of the factors impacting consumer confidence and discretionary consumer spending include, but are not limited to: general economic conditions; fiscal and monetary policies of governments; wages and unemployment; consumer debt; reductions in net worth based on market declines or declines in the residential real estate and mortgage markets; tax policies; increases in fuel and energy prices; changes in interest rates and the domestic and international political environment. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. A downturn in the economy could affect consumer purchases of our merchandise and lead to excess inventory levels, which could adversely impact our liquidity, capital resources, results of operations and continued growth.
In addition, as a result of the instability in the global financial markets, there is continued diminished liquidity and credit availability and there can be no assurance that our liquidity will not be affected or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash and cash equivalents, cash provided by operations and available borrowing capacity under our revolving credit facility will be adequate to satisfy our capital needs for the foreseeable future, any renewed tightening of the credit markets could make it more difficult for us to access funds, enter into agreements for new indebtedness or obtain funding through the issuance of our securities. Our revolving credit facility also has financial covenants and certain restrictions which, if not met, may further impede our ability to access funds.
We also have significant amounts of cash and cash equivalents on deposit at FDIC-insured financial institutions that are currently in excess of federally insured limits and therefore, we cannot be assured that we will not experience losses with respect to cash on deposit in excess of such limits.
The impact of fluctuations in sales and profitability on our stock price
A variety of factors have historically affected, and will continue to affect, our comparable sales results and profit margins. These factors include fashion trends and client preferences, changes in our merchandise mix, competition, economic conditions, extreme or unseasonable weather, effective inventory management and new store openings, among other things. There is no assurance that we will achieve positive levels of sales and earnings growth and any decline in our future growth or performance could have a material adverse effect on the market price of our common stock.
Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including global economic conditions, broad market fluctuations, our operating performance and public perception of the prospects for our brands or for the women’s apparel industry in general. Failure to meet market expectations, particularly with respect to comparable sales, net revenue, operating margins and earnings per share, could result in a decline in the market value of our stock.
Effects of natural disasters, war, terrorism, public health concerns or other catastrophes
Natural disasters, extreme weather and public health concerns, including severe infectious diseases, could impact our ability to open and run our corporate offices, distribution center, stores and other operations in affected areas and/or negatively impact our foreign sourcing offices and the operations of our vendors. In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans. Lower client traffic due to the effect of natural disasters or extreme weather, security concerns, war or the threat of war and public health concerns could result in decreased sales that could have a material adverse impact on our business, financial condition and results of operations. In addition, threat of terrorist attacks or actual terrorist events in the United States and world-wide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic. Our ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster or other catastrophic situation. In addition, although we maintain business interruption and property insurance, there can be no assurance that our insurance coverage will be sufficient, or that insurance proceeds will be timely paid to us.

Manufacturer compliance with our social compliance program requirements
We require our independent manufacturers to comply with all applicable laws and regulations, as well as our Global Supplier Principles and Guidelines, which cover many areas, including labor, health, safety, environmental and other legal standards. We monitor compliance with these Guidelines using third-party monitoring firms. Although we have an active program to provide training for our independent manufacturers and monitor their compliance with these standards, we do not control the manufacturers or their practices. Any failure of our independent manufacturers to comply with our Global Supplier Principles and Guidelines or labor or other local laws in the country of manufacture, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States, could disrupt the shipment of merchandise to our stores, force us to locate alternative manufacturing sources, reduce demand for our merchandise and/or damage our reputation. Any of these events could have a material adverse effect on our business.
Our ability to successfully manage store growth and optimize the productivity and profitability of our store portfolio
Our continued growth and success depend, in part, on our ability to successfully open and operate new stores, enhance and remodel existing stores on a timely and profitable basis and optimize store performance by closing under-performing stores. Accomplishing our store expansion goals in the United States and Canada, and planned expansion into other markets, depends upon a number of factors, including locating suitable sites and negotiating favorable lease terms. We must also be able to effectively renew and renegotiate lease terms for existing stores. Managing the profitability of our stores and optimizing store productivity also depends, in large part, on the continued success and client acceptance of our Ann Taylor and LOFT store formats, as well as our ability to achieve planned store growth for our brands in Fiscal 2014 and beyond. Hiring and training qualified associates, particularly at the store management level, maintaining overall good relations with our associates and vendors and managing inventory and distribution effectively to meet the needs of new and existing clients on a timely basis are also important to our store operations. There is no assurance that we will achieve our store expansion goals, manage our growth effectively or operate our stores profitably. In addition, the inability to achieve acceptable results in new and existing stores could lead to store closures and/or asset impairment charges, which could adversely affect our results of operations and our ability to grow.
Our dependence on shopping malls and other retail centers to attract clients to our stores and ability to negotiate acceptable lease terms
Many of our stores are located in shopping malls and other retail centers that benefit from the ability of “anchor” retail tenants, generally large department stores, and other attractions, to generate sufficient levels of consumer traffic in the vicinity of our stores. Any decline in the volume of consumer traffic at shopping centers, whether because of the economic slowdown, a decline in the popularity of shopping centers, the closing of anchor stores or otherwise, could result in reduced sales at our stores and excess inventory. We may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could have a material adverse effect on our operating results.
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
The effect of tax matters on our business operations.
We are subject to income taxes in the United States and foreign jurisdictions. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations and accounting rules and regulations or interpretations thereof, which could adversely impact our results of operations, financial condition and cash flow in future periods. In addition, we are subject to the examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcome of these examinations will not have an adverse effect on our provision for income taxes and cash tax liability.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.
As of February 1, 2014, we operated 1,025 retail stores in 47 states, the District of Columbia, Puerto Rico and Canada, all of which were leased. Store leases typically provide for initial terms of 10 years, although some leases have shorter or longer initial periods. A majority of our store leases grant us the right to extend the term for one or two additional five-year periods, and also contain early termination options, which can be exercised by us under specific conditions. Most of the store leases also require us to pay a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. In addition, most of the leases require us to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2014 - 2016	462
2017 - 2019	250
2020 - 2022	229
2023 and later	84
We lease our corporate offices at 7 Times Square in New York City (approximately 308,000 square feet) under a lease expiring in 2020. In addition, we maintain 42,000 square feet of office space in Milford, Connecticut, under a lease that expires in 2019. Both of these leases grant us the right to extend the term for two additional five-year periods.
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

Our common stock is listed and traded on the New York Stock Exchange under the symbol “ANN.” The number of holders of record of common stock at February 28, 2014 was 1,899. The following table sets forth the high and low sale prices per share of our common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2013
Fourth quarter	$39.13	$31.63
Third quarter	37.03	31.40
Second quarter	35.00	28.66
First quarter	32.80	26.95
Fiscal Year 2012
Fourth quarter	$36.29	$29.98
Third quarter	39.78	26.36
Second quarter	28.85	23.93
First quarter	29.81	22.14

STOCK PERFORMANCE GRAPH
The following graph compares the percentage changes in the cumulative total stockholder return on the Company’s Common Stock for the five-year period ended February 1, 2014, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Apparel Retailers Index for the same period. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at January 31, 2009 and assume that all dividends, if any, were reinvested. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

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

The following table sets forth information concerning purchases of our common stock for the periods indicated, which upon repurchase, are classified as treasury shares available for general corporate purposes:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
November 3, 2013 to November 30, 2013	482	$35.97	—	$250,000
December 1, 2013 to January 4, 2014	370	35.66	—	250,000
January 5, 2014 to February 1, 2014	—	—	—	250,000
	852		—

(1)
Represents shares of restricted stock purchased in connection with employee tax withholding obligations under employee equity compensation plans, which are not purchases under the Company’s publicly announced program.

(2)
On August 21, 2013, our Board of Directors approved a new $250 million securities repurchase program (the “Repurchase Program”). The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. There were no repurchases made under the Repurchase Program during the fourth quarter of Fiscal 2013. As of February 1, 2014 and March 14, 2014, the date of this Report, $250 million remained available for share repurchases under the Repurchase Program.

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

Fiscal Year Ended
February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
(in thousands, except earnings per share and store count information)
Consolidated Statements of Operations:
Net sales	$2,493,491	$2,375,509	$2,212,493	$1,980,195	$1,828,523
Cost of sales	1,150,183	1,073,167	1,004,350	876,201	834,188
Gross margin	1,343,308	1,302,342	1,208,143	1,103,994	994,335
Selling, general and administrative expenses	1,173,234	1,135,551	1,062,644	978,580	966,603
Restructuring charges	—	—	—	5,624	36,368
Asset impairment charges	—	—	—	—	15,318
Operating income/(loss)	170,074	166,791	145,499	119,790	(23,954)
Interest and investment income/(expense), net	(94)	1,051	(1,052)	(668)	(2,156)
Other non-operating expense, net (1)	(17)	(189)	—	—	—
Income/(loss) before income taxes	169,963	167,653	144,447	119,122	(26,110)
Income tax provision/(benefit)	67,533	65,068	57,881	45,725	(7,902)
Net income/(loss)	$102,430	$102,585	$86,566	$73,397	$(18,208)
Basic earnings/(loss) per share	$2.21	$2.13	$1.66	$1.26	$(0.32)
Diluted earnings/(loss) per share	$2.19	$2.10	$1.64	$1.24	$(0.32)
Weighted average shares outstanding	45,490	47,494	51,200	57,203	56,782
Weighted average shares outstanding, assuming dilution	45,955	48,094	52,029	58,110	56,782

Consolidated Operating Information:
Percentage increase/(decrease) in comparable sales (2)	2.3%	3.3%	6.8%	10.7%	(17.4)%
Number of stores:
Open at beginning of period	984	953	896	907	935
Opened during the period	66	63	76	24	14
Closed during the period	(25)	(32)	(19)	(35)	(42)
Open at the end of the period	1,025	984	953	896	907
Total store square footage at end of period	5,873	5,685	5,584	5,284	5,348
Capital expenditures (3)	$145,065	$149,737	$124,448	$64,367	$35,736
Depreciation and amortization	$106,588	$97,829	$94,187	$95,523	$104,351
Working capital turnover (4)	12.4	x	13.2	x	9.7	x	8.0	x	10.5	x
Inventory turnover (5)	5.0	x	5.0	x	4.9	x	4.8	x	4.9	x

Consolidated Balance Sheet Information:
Working capital	$231,472	$169,275	$189,420	$268,005	$229,521
Total assets	1,032,960	942,205	887,681	926,820	902,141
Total stockholders’ equity	468,456	385,110	363,877	423,445	417,186
(Footnotes on following page)

(Footnotes for preceding page)

(1)	Other non-operating expense, net consists of foreign currency transaction gains or losses.

(2)
Comparable sales provide a measure of existing store sales performance. A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of greater than 15% is treated as a new store for the first year following its reopening. Sales from our Websites are also included in comparable sales. In a fiscal year with 53 weeks, such as Fiscal 2012, sales in the last week of that fiscal year are excluded from comparable sales.

(3)
Capital expenditures are accounted for on the accrual basis and include net non-cash transactions totaling $2.0 million, $2.5 million, $5.5 million, $3.2 million and $(2.8) million, in Fiscal 2013, 2012, 2011, 2010 and 2009, respectively. The non-cash transactions are primarily related to the purchase of property and equipment on account.

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
Management Overview
Fiscal 2013 was another strong year for ANN INC. Despite soft traffic and tepid consumer spending across much of the retail industry, particularly during the back half of the year, we achieved record diluted earnings per share of $2.19 for the year. This performance reflected higher net sales, including our fourth consecutive year of positive comparable sales performance at both brands, solid gross margin rate performance, continued disciplined management of expenses and the benefit of additional share repurchase activity. Our focus on our client helped drive this performance, with strong product offerings at both Ann Taylor and LOFT throughout much of the year and continued investments in stores and technology aimed at providing clients a more engaging and seamless shopping experience.
At the Ann Taylor brand, total net sales in Fiscal 2013 increased 1.5% compared to last year, with overall comparable sales increasing 1.1%. At Ann Taylor, which includes Ann Taylor stores and anntaylor.com, comparable sales increased 4.9%, reflecting the strength of our merchandise offerings throughout much of the year, despite the impact of the challenging macroeconomic environment, which forced us to be more promotional across all channels of the business. This was especially true at Ann Taylor Factory, where we also experienced softer traffic throughout the year and a 6.6% decrease in comparable sales.
At the LOFT brand, total net sales in Fiscal 2013 increased 7.2% compared to last year, with overall comparable sales up 3.0% on top of the 4.8% increase achieved in Fiscal 2012. At LOFT, which includes LOFT stores and LOFT.com, comparable sales increased 4.2% primarily due to favorable response to LOFT’s merchandise assortments, particularly in the back half of the year. LOFT’s comparable sales momentum improved throughout the year, despite the consumer challenges and increasingly promotional retail environment in the back half. Performance at LOFT Outlet, however, was negatively impacted by softer traffic trends at factory outlet centers throughout much of the year, which caused a 3.0% decrease in comparable sales.
Our Fiscal 2013 real estate strategy was primarily focused on expanding our domestic store presence at the LOFT brand, continuing to increase our international presence in Canada at both Ann Taylor and LOFT and the execution of selective store closures across the fleet.  Toward that end, we opened a total of 66 new stores during Fiscal 2013. At the Ann Taylor brand, we opened seven new Ann Taylor stores, including two stores in Canada, and updated or right-sized an additional 31 existing stores. As a result of these capital investments, approximately 80 percent of the Ann Taylor store fleet now reflects our updated modern brand aesthetic. At Ann Taylor Factory, we opened seven new stores during Fiscal 2013. At LOFT, we continued to move forward with the expansion of our LOFT fleet, opening 38 new LOFT stores, primarily in small- to mid-markets, including five LOFT stores in Canada. In addition, we opened 14 new LOFT Outlet stores during Fiscal 2013. We also closed a total of 25 underperforming stores during Fiscal 2013, bringing our total store count at the end of the year to 1,025 stores.
Our strategic priorities for Fiscal 2014 include further evolving our business for continued growth in an increasingly omni-channel retail environment.  Retailing has undergone significant changes over the past few years, driven primarily by the shift in consumer shopping behavior and the rise of omni-channel offerings that span both store and online channels.  The Fall 2012 launch of the first phase of our omni-channel initiative marked the first step in our omni-channel journey.  We built on this momentum in Fiscal 2013 with enhancements to our online search engine optimization program and the launch of our client relationship management platform.  In 2014, we plan to begin laying the groundwork for the second phase of our omni-channel initiative, which will further enhance the seamless client shopping experience by enabling fulfillment of in-store client orders online. We are also realigning our organization to better support our integrated stores/e-commerce structure and further accelerate our strategic growth agenda and overall financial performance.
We also have plans to further expand our international business in Fiscal 2014, with additional store openings in Canada and the anticipated opening of the first LOFT store in Mexico later in the year. We view this as another opportunity to continue to grow our client base and the geographic reach of our strong brands. In addition, building on the success of LOFT Lounge, a product category at LOFT that combines style and comfort and is very much in sync with how women are dressing today, we are developing a new brand concept under the Lou & Grey name. We believe Lou & Grey is uniquely positioned in an attractive segment in the women’s retail market and are assessing a range of opportunities to grow this brand, including a shop-in-shop concept and the testing of free-standing stores.

Overall, we are committed to expanding the scope of our entire product offering at ANN INC., making us the clear wardrobing destination for women with style. Ann Taylor is focused on wear-to-work and special occasion, LOFT on relaxed wear-to-work and casual separates, and Lou & Grey on effortless, casual, comfortable style. Our brands offer great fashion, service, quality and value, along with an engaging client experience across all channels.  We believe our strategic initiatives present significant opportunities to build on the strength of our brands in order to deliver long-term, profitable growth in 2014 and beyond. In addition, with $202 million in cash and cash equivalents, strong free cash flow and availability under our $250 million share repurchase program, we will continue to evaluate share repurchase activity as another means of further enhancing shareholder value.

Key Performance Indicators
In evaluating our performance, senior management reviews certain key performance indicators, including:

•
Comparable sales – Comparable sales (“comps”) provide a measure of existing store sales performance. A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of greater than 15% is treated as a new store for the first year following its reopening. Sales from our Websites are also included in comparable sales. In a fiscal year with 53 weeks, such as Fiscal 2012, sales in the last week of that fiscal year are excluded from comparable sales.

•
Gross margin and merchandise gross margin – Gross margin measures our ability to control the direct costs of merchandise sold during the period.  Merchandise gross margin represents the difference between net merchandise sales and merchandise cost.   Merchandise cost includes the cost paid to our third-party suppliers for merchandise sold during the period and the cost to transport that merchandise from our suppliers to our distribution center, including customs costs.  Gross margin includes merchandise gross margin, as well as the effect of revenue and/or expenses related to:  our sourcing operations; fulfillment and shipment of online and omni-channel sales; depreciation related to merchandise management systems; sample development costs; and direct costs of our credit card loyalty program. Buying and occupancy costs are excluded from cost of sales and gross margin.

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

•
Store productivity – Store productivity, including sales per square foot, average unit retail price (“AUR”), units per transaction (“UPT”), dollars per transaction (“DPT”), traffic and conversion, is evaluated by management in assessing our operating performance.

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

Results of Operations
The following table sets forth data from our Consolidated Statements of Operations expressed as a percentage of net sales. All fiscal years presented contain 52 weeks, except for the fiscal year ended February 2, 2013, which includes 53 weeks:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	46.1%	45.2%	45.4%
Gross margin	53.9%	54.8%	54.6%
Selling, general and administrative expenses	47.1%	47.8%	48.0%
Operating income	6.8%	7.0%	6.6%
Interest and investment income/(expense), net	—%	—%	(0.1)%
Other non-operating expense, net	—%	—%	—%
Income before income taxes	6.8%	7.0%	6.5%
Income tax provision	2.7%	2.7%	2.6%
Net income	4.1%	4.3%	3.9%

The following table sets forth selected data from our Consolidated Statements of Operations expressed as a percentage change from the prior period. All fiscal years presented contain 52 weeks, except for the fiscal year ended February 2, 2013, which includes 53 weeks:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	5.0%	7.4%	11.7%
Gross margin	3.1%	7.8%	9.4%
Operating income	2.0%	14.6%	21.5%
Net income	(0.2)%	18.5%	17.9%
Sales and Sales Metrics
The following tables present information on sales and certain sales-related metrics. All fiscal years presented contain 52 weeks, except for the fiscal year ended February 2, 2013, which includes 53 weeks.

	Fiscal Year Ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Sales	Comp %	Sales	Comp %	Sales	Comp %
	($ in thousands)
Sales and Comparable Sales
Ann Taylor brand
Ann Taylor (1)	$667,995	4.9%	$644,486	1.8%	$618,446	4.9%
Ann Taylor Factory	291,797	(6.6)%	300,738	(0.5)%	289,406	5.7%
Total Ann Taylor brand	959,792	1.1%	945,224	1.1%	907,852	5.2%
LOFT brand
LOFT (2)	1,272,854	4.2%	1,202,244	5.8%	1,114,911	7.5%
LOFT Outlet	260,845	(3.0)%	228,041	(1.5)%	189,730	14.2%
Total LOFT brand	1,533,699	3.0%	1,430,285	4.8%	1,304,641	8.0%
Total Company	$2,493,491	2.3%	$2,375,509	3.3%	$2,212,493	6.8%

(1)	Includes sales at Ann Taylor stores and anntaylor.com.

(2)	Includes sales at LOFT stores and LOFT.com.

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Sales-Related Metrics
Average Dollars Per Transaction (“DPT”)
Ann Taylor brand	$74.67	$77.67	$78.90
LOFT brand	60.54	60.38	62.20
Average Units Per Transaction (“UPT”)
Ann Taylor brand	2.43	2.36	2.34
LOFT brand	2.63	2.55	2.58
Average Unit Retail (“AUR”)
Ann Taylor brand	$30.73	$32.91	$33.72
LOFT brand	23.02	23.68	24.11
Store Data
The following table sets forth certain store data:

	Fiscal Year Ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Stores	Square Feet	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Ann Taylor brand
Ann Taylor	268	1,329	275	1,389	280	1,460
Ann Taylor Factory	108	732	101	696	99	700
Total Ann Taylor brand	376	2,061	376	2,085	379	2,160
LOFT brand
LOFT	539	3,081	512	2,950	500	2,904
LOFT Outlet	110	731	96	650	74	520
Total LOFT brand	649	3,812	608	3,600	574	3,424
Total Company	1,025	5,873	984	5,685	953	5,584
Number of:
Stores open at beginning of period	984	5,685	953	5,584	896	5,284
New stores	66	344	63	340	76	473
Downsized/expanded stores, net (1)	—	(24)	—	(69)	—	(58)
Closed stores	(25)	(132)	(32)	(170)	(19)	(115)
Stores open at end of period	1,025	5,873	984	5,685	953	5,584

(1)
During Fiscal 2013, we downsized 10 Ann Taylor stores, two Ann Taylor Factory stores and five LOFT stores and expanded two LOFT stores. During Fiscal 2012, we downsized 18 Ann Taylor stores, four Ann Taylor Factory stores, five LOFT stores and one LOFT Outlet store. During Fiscal 2011, we downsized 11 Ann Taylor stores and three Ann Taylor Factory stores.

Comparison of Fiscal Years 2013 and 2012

Total net sales for Fiscal 2013 increased approximately $118.0 million, or 5.0%, as compared with Fiscal 2012. This was driven, in part, by a 2.3% increase in total comparable sales, with approximately two-thirds of the increase in total comparable sales attributable to higher sales at our Websites. The remainder of the increase in total net sales was primarily due to net store growth; increases in traffic and transactions at Ann Taylor and LOFT, reflecting the continued benefit of our omni-channel initiative; and the benefit of our strategy to offer clients a broader assortment of relevant fashion in-store and online. Despite continued soft traffic trends, particularly in factory outlet centers throughout the year, and tepid consumer spending during the holiday selling season, both brands experienced increases in total net sales and comparable sales over the prior-year period, which benefited from approximately $25.4 million in total net sales due to the effect of the 53rd week.

At the Ann Taylor brand, total net sales increased approximately $14.6 million, or 1.5%, in Fiscal 2013 as compared with Fiscal 2012, with comparable sales increasing 1.1%. At Ann Taylor, which includes Ann Taylor stores and anntaylor.com, net sales increased 3.6% to $668.0 million, driven by a 4.9% increase in comparable sales partially offset by the impact of a net reduction in stores. Our strategy to provide an expanded assortment of relevant fashion across all price points, both in-store and online, as well as the success of our wear-to-work offerings, drove increases in traffic, transactions and UPT, all of which contributed to this performance. At Ann Taylor Factory, net sales decreased 3.0% to $291.8 million, due to the net effect of a 6.6% decrease in comparable sales, partially offset by the impact of net store growth during the period. This performance reflected the impact of softer traffic and a highly promotional environment in factory outlet centers, which caused a decrease in transactions and lower AUR and DPT as compared to Fiscal 2012.

At the LOFT brand, total net sales increased approximately $103.4 million, or 7.2%, in Fiscal 2013 as compared with Fiscal 2012, with comparable sales increasing 3.0%. At LOFT, which includes LOFT stores and LOFT.com, net sales increased 5.9% to $1,272.9 million, driven by a 4.2% increase in comparable sales and the impact of a net increase in stores over the prior year. LOFT experienced increases in traffic, UPT and DPT and also benefited from our strategy to expand the brand into small and mid-sized markets. At LOFT Outlet, net sales increased 14.4% to $260.8 million, which was primarily due to net store growth, partially offset by a 3.0% decrease in comparable sales. LOFT Outlet was similarly impacted by softer traffic at factory outlet centers, which caused decreases in AUR and DPT as compared to Fiscal 2012.
Comparison of Fiscal Years 2012 and 2011
Total net sales increased approximately $163.0 million, or 7.4%, in Fiscal 2012 as compared with Fiscal 2011 with total comparable sales increasing 3.3%. Approximately one-quarter of the increase in total comparable sales was attributable to higher net sales at our Websites. Approximately $25.4 million of the increase in total net sales was due to the effect of the 53rd week in Fiscal 2012. Despite challenges in the back half of the year, due, in part, to the lingering effects of Superstorm Sandy in the Northeast region, both brands experienced increases in total net sales and comparable sales in Fiscal 2012. Both brands also benefited from the third-quarter launch of the first phase of our multi-channel initiative, which enabled store order fulfillment of internet sales, and contributed to higher traffic and conversion. In addition, during Fiscal 2012, we recognized $6.6 million in revenue related to gift card and merchandise credit breakage, where we determined there was no legal obligation to escheat the value of the cards under unclaimed property laws and the likelihood of redemption was considered remote. Fiscal 2012 is the first period during which we recognized gift card and merchandise credit “breakage,” and therefore includes the breakage income related to gift cards sold and merchandise credits issued since inception of these programs.
At the Ann Taylor brand, total net sales increased approximately $37.4 million, or 4.1%, in Fiscal 2012 as compared with Fiscal 2011, with comparable sales increasing 1.1%. Sales at our multi-channel Ann Taylor business, which includes Ann Taylor stores and anntaylor.com, benefited from a merchandise mix that reflected the brand’s updated assortment and pricing strategies. In addition, beginning in late Spring, our merchandise assortments offered a much higher penetration of color and a broader range of relevant fashion at opening price points, contributing to higher traffic, conversion and UPTs. At Ann Taylor Factory, we experienced a 3.9% increase in total net sales, due to higher UPTs, an increase in conversion and the addition of three new stores, partially offset by the effect of a decrease in traffic.
At the LOFT brand, total net sales increased $125.6 million, or 9.6%, in Fiscal 2012 as compared with Fiscal 2011, with comparable sales up 4.8%. At our multi-channel LOFT business, which includes LOFT stores and LOFT.com, clients responded positively to the brand’s entire merchandise assortment, however, our full-year results were impacted by a fourth-quarter investment in bright colors that did not resonate with our clients during the holiday season. While this impacted our fourth quarter top-line results, for the full-year period, we experienced increases in both traffic and conversion, which contributed to higher full-price sell-through. At LOFT Outlet, we experienced higher conversion and an increase in UPTs, however, inventory levels were constrained in the back half of Fiscal 2012, which contributed to a comparable sales decrease of 1.5% for the full-year period.

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
The following table presents cost of sales and gross margin in dollars and gross margin as a percentage of net sales:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(dollars in thousands)
Cost of sales	$1,150,183	$1,073,167	$1,004,350
Gross margin	$1,343,308	$1,302,342	$1,208,143
Percentage of net sales	53.9%	54.8%	54.6%
Gross margin as a percentage of net sales was 53.9% in Fiscal 2013, a decrease from 54.8% in Fiscal 2012. Our full-year gross margin results were negatively impacted by a highly competitive retail environment, which caused us to be more promotional than planned at both brands in order to clear through inventory. As a result, we experienced an overall decrease in merchandise gross margin rate, despite higher merchandise gross-margin rate performance at Ann Taylor, which was primarily due to higher full-price sell-through. Our year-over-year gross margin rate performance was also negatively impacted by higher levels of client shipping associated with a full-year of omni-channel sales in Fiscal 2013 as compared to Fiscal 2012, as well as the benefit in the prior-year period associated with initial recognition of gift card and merchandise credit breakage.
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
Selling, General and Administrative Expenses
The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(dollars in thousands)
Selling, general and administrative expenses	$1,173,234	$1,135,551	$1,062,644
Percentage of net sales	47.1%	47.8%	48.0%
Selling, general and administrative expenses in Fiscal 2013 increased approximately $37.7 million compared with Fiscal 2012. This increase was primarily due to increases in payroll, occupancy and other variable expenses related to store growth and higher net sales, as well as other expenses to support the expansion of our business. These increases were partially offset by an overall decrease in performance-based compensation expense. As a percentage of net sales, selling, general and administrative expenses decreased 0.7% as compared to Fiscal 2012, reflecting the benefit of increased fixed cost leverage as a result of higher net sales and lower performance-based compensation expense.

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
Income Taxes
The following table presents our income tax provision and effective income tax rate:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(dollars in thousands)
Income tax provision	$67,533	$65,068	$57,881
Effective income tax rate	39.7%	38.8%	40.1%
Our effective income tax rate increased to 39.7% in Fiscal 2013 as compared to 38.8% in Fiscal 2012, primarily due to the benefit in the prior-year period of tax positions that were considered effectively settled. Our effective income tax rate decreased in Fiscal 2012 as compared with Fiscal 2011, primarily due to tax positions that were considered effectively settled during Fiscal 2012, partially offset by a change in the mix of earnings in various state taxing jurisdictions. See Note 8, “Income Taxes” in the Notes to the Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow from operations, available cash and cash equivalents and availability under our revolving credit facility.  Our primary cash requirements relate to working capital needs, retail store expansion, store renovation and refurbishment, investments in technology and additional share repurchases.
The following table sets forth certain measures of our liquidity:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(dollars in thousands)
Cash provided by operating activities	$215,747	$258,909	$207,828
Working capital	$231,472	$169,275	$189,420
Current ratio	1.70:1	1.50:1	1.66:1
Operating Activities
Cash provided by operating activities decreased $43.2 million, to $215.7 million, in Fiscal 2013 as compared to $258.9 million in Fiscal 2012. The year-over-year decrease is primarily the result of increases in cash used for the purchase of merchandise inventories, payments related to our incentive compensation plans and the timing of payment of income taxes, accounts payable and other accrued expenses, partially offset by the receipt of an upfront bonus associated with our credit card program.
Cash provided by operating activities increased $51.1 million to $258.9 million in Fiscal 2012 as compared to Fiscal 2011. This increase was primarily due to the result of higher net income adjusted for non-cash expenses and changes in merchandise inventories, accounts payable and accrued expenses, with the latter driven by changes in short-term compensation accruals.  These increases were partially offset by changes in prepaid expenses and other current assets, primarily related to the timing of February rent payments.
Merchandise inventories increased approximately $22.8 million, or 10.5%, in Fiscal 2013 from Fiscal 2012.  This increase reflects inventory to support our comparable sales and store growth, a change in the merchandise mix at Ann Taylor and the timing of receipts for Spring product in our factory outlet channel.  On a per-square-foot basis, merchandise inventories increased 7% as compared to last year, reflecting increases of 10% at Ann Taylor, 7% at LOFT and 6% in the factory outlet channel. Inventory turned 5.0 times in both Fiscal 2013 and Fiscal 2012.

Investing Activities
Cash used for investing activities was $142.6 million in Fiscal 2013, compared with $149.9 million in Fiscal 2012. Cash used for investing activities in Fiscal 2013 was primarily related to capital expenditures associated with our store expansion and refurbishment projects, continued enhancements to our online capabilities and other investments in technology.
Cash used for investing activities was $149.9 million in Fiscal 2012, compared with $120.5 million in Fiscal 2011. Cash used for investing activities in Fiscal 2012 was primarily related to capital expenditures associated with new store openings, store refurbishment projects and investments in technology.
The following table sets forth a breakdown of our accrual-basis capital expenditures:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
New store construction	$70,840	$76,631	$59,336
Store renovation/refurbishment	42,590	45,524	36,505
Information systems	26,739	23,298	26,747
Corporate offices/distribution center	3,974	3,792	1,380
Other	922	492	480
Total	$145,065	$149,737	$124,448

We expect our total capital expenditure requirements in Fiscal 2014 will be approximately $120 million. Of this amount, approximately $40 million will be spent on new store construction, driven by the planned opening of approximately 50 stores. Approximately $50 million will be spent on 40 planned downsizes and remodels and other store renovation and refurbishment projects. The new stores, store closures and downsizes are expected to result in a net increase in total square footage of approximately 65,000 square feet, or approximately 1% as compared to Fiscal 2013. In addition, approximately $30 million is planned for continued investments in information systems, technology and further integration of our Websites through additional enhancements to website functionality. The actual amount of our capital expenditures will depend in part on the number of stores opened, expanded and refurbished. To finance our capital requirements, we expect to use internally generated funds. See “Business - Stores” for further discussion.

Financing Activities
Cash used for financing activities was $38.0 million in Fiscal 2013, compared with $92.2 million in Fiscal 2012. Cash used for financing activities in Fiscal 2013 was primarily related to the repurchase of our common stock, partially offset by cash inflows related to stock option exercise activity and the related tax benefits.
Cash used for financing activities was $92.2 million in Fiscal 2012, compared with $163.8 million in Fiscal 2011. Cash used for financing activities in Fiscal 2012 was primarily due to the repurchase of 140.8 million of our common stock, partially offset by cash inflows related to an increase in stock option exercise activity.

Revolving Credit Facility
On December 19, 2012, the Company’s wholly-owned subsidiary, AnnTaylor, Inc., and certain of its subsidiaries, entered into a Fourth Amended and Restated $250 million senior secured revolving credit facility with Bank of America, N.A. and a syndicate of lenders (the “New Credit Facility”), which amended the then existing senior secured revolving credit facility due to expire in April 2013 (collectively, the “Credit Facility”). The New Credit Facility, which expires on December 19, 2017, includes a $75 million sub-facility solely for loans and letters of credit to be provided to ANN Canada Inc. and an option to expand the total facility and the aggregate commitments thereunder up to $400 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility may be used for working capital, letters of credit and other corporate purposes and contains an acceleration clause which, upon the occurrence of an Event of Default, which includes, but is not limited to, a Material Adverse Effect, as defined in the Credit Facility, may cause any outstanding borrowings to become immediately due and payable.

The maximum availability for loans and letters of credit under the New Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages to certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $11.0 million, $14.1 million and $16.7 million as of February 1, 2014, February 2, 2013 and January 28, 2012, respectively, leaving a remaining available balance for loans and letters of credit of $171.4 million, $150.8 million and $146.4 million as of February 1, 2014, February 2, 2013 and January 28, 2012, respectively. There were no borrowings outstanding under the Credit Facility at February 1, 2014, February 2, 2013, or as of March 14, 2014, the date of this Report.
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

Repurchase Program
On August 21, 2013, our Board of Directors approved a new $250 million securities repurchase program (the “Repurchase Program”). The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. There were no share repurchases made under the Repurchase Program during Fiscal 2013. As of February 1, 2014 and March 14, 2014, the date of this Report, $250 million remained available for share repurchases under the Repurchase Program.
During Fiscal 2013, Fiscal 2012 and Fiscal 2011, under our then existing $600 million securities repurchase program, we repurchased 1.5 million, 4.9 million and 7.3 million shares of our common stock, respectively, through open market purchases at a cost of $49 million, $135 million, and $175 million, respectively. There are no amounts remaining for additional share repurchases under our former securities repurchase program, as we exhausted that share repurchase authorization during the second quarter of Fiscal 2013.

Credit Card Program
We have a credit card program that offers eligible clients in the United States the choice of a private label or co-branded credit card. All cardholders are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. We provide the sponsoring bank with marketing support of the program, and use our sales force to process credit card applications for both the private label and co-branded credit cards. On December 2, 2013, we entered into an eight-year agreement with the sponsoring bank, which amended and restated the original agreement that began in October 2008. As with the original agreement, we received an upfront signing bonus from the sponsoring bank and also receive ongoing payments for new accounts activated as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting and accordingly, are recognized as revenue ratably based on the total projected revenues over the term of the agreement.
Certain judgments and estimates underlie our projected revenues and related expenses under the credit card program, including projected future store counts, the number of applications processed, our projected sales growth and points breakage, among other things. During Fiscal 2013, Fiscal 2012 and Fiscal 2011, we recognized approximately $18.8 million, $17.8 million and $16.5 million of revenue related to the credit card program, respectively. At February 1, 2014, February 2, 2013 and January 28, 2012, approximately $3.0 million, $3.0 million and $4.4 million, respectively, of deferred credit card income is included in “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets. Additionally, at February 1, 2014, in connection with the new agreement, $20.7 million of long-term deferred credit card income is included in “Other liabilities” on our Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs, net of points breakage, related to the client loyalty program. These costs are included in either “Cost of sales” or in “Net sales” as a sales discount, as appropriate. The cost of sales impact, net of points breakage, was approximately $5.2 million, $5.7 million and $3.8 million and the sales discount impact was approximately $6.8 million, $6.8 million and $5.5 million in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

Pension Obligations
Our funding obligations and liability under the terms of our non-contributory defined benefit pension plan (the “Pension Plan”), which was frozen in Fiscal 2007, are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on Pension Plan assets. The discount rate enables us to state expected future cash payments for pension benefits as a present value on the measurement date. A lower discount rate increases the present value of the benefit obligations and increases pension expense. The discount rate selected was based on a yield curve which uses expected cash flows from the Pension Plan and then discounts those cash flows with the bond rate for that period. This resulted in a discount rate of 4.65%. A one percent decrease in the assumed discount rate would increase total net periodic pension expense for Fiscal 2014 by $0.8 million and would increase the liability for pension benefits at February 1, 2014 by $7.2 million. A one percent increase in the assumed discount rate would decrease total net periodic pension expense for Fiscal 2014 by $0.1 million and would decrease the liability for pension benefits at February 1, 2014 by $5.4 million.
Pension Plan assets as of February 1, 2014 were allocated 35% in equities, and 65% in bond-related funds. For the purposes of developing long-term rates of return, it was assumed that the short-term investments were reallocated to equities and bond-related funds, yielding assumed long-term rates of return of 7.0% and 5.0%, respectively. To develop the expected long-term rate of return on Pension Plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. A lower expected rate of return on Pension Plan assets would increase pension expense. Our expected long-term rate of return on Pension Plan assets was 5.10% for each of Fiscal 2013 and Fiscal 2012. A one percent change in the long-term rate of return assumption would impact Fiscal 2014 pension expense by approximately $0.3 million.
Pension expense in Fiscal 2013 was $0.2 million lower than Fiscal 2012, excluding settlement charges, due to the large amount of lump sum distributions made in Fiscal 2012. Pension costs, excluding settlement charges, in Fiscal 2012 were $1.0 million higher than Fiscal 2011 due to a lower discount rate and a lower expected rate of return. Pension expense for Fiscal 2014, excluding any potential settlement charges, is projected to be approximately $0.1 million, or $0.7 million lower than pension expense in Fiscal 2013, as unrecognized net loss is not expected to exceed 10% of the projected benefit obligation or assets. Our Pension Plan is invested in readily-liquid investments, primarily equity and debt securities. Although we were not required to make a contribution to the Pension Plan in Fiscal 2013 or Fiscal 2012, any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan in Fiscal 2014.
In Fiscal 2012, we initiated a communication to certain eligible Pension Plan participants with vested benefits to elect a lump-sum distribution. As a result of this effort, we made $8.7 million in lump-sum distribution payments, which resulted in a $1.5 million pension settlement charge in the fourth quarter of Fiscal 2012. In addition, since the total amount of lump sum pension distribution payments made to Pension Plan participants in the normal course of business exceeded the interest component of pension expense during Fiscal 2012, we recognized additional non-cash settlement charges of $0.3 million during that period. All such Pension Plan settlement charges were included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations. There were no such settlement charges in Fiscal 2013 or Fiscal 2011.

Other
We are self-insured for expenses related to our employee point of service medical plan, our workers’ compensation plan, general liability plan and for short-term and long-term disability, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, third-party actuaries, historical analysis and other relevant data. We believe we have taken reasonable steps to ensure that we are adequately accrued for incurred costs related to these programs at February 1, 2014.
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
As of February 1, 2014 , we had $2.1 million invested in foreign bank accounts, of which the majority was held in Canadian dollars. As of February 2, 2013 and January 28, 2012, we had $3.0 million and $0.5 million, respectively, invested in foreign bank accounts. As we continue to expand outside of the United States, we expect to continue to generate cash from non-U.S. operations. We expect to manage our global cash requirements, considering available funds generated by our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. Our intent is to indefinitely reinvest all of these funds outside of the United States, however, we will continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations.

On March 14, 2014, we announced an organizational restructuring to support the further integration of our brick-and-mortar and online channels, accelerate our strategic growth agenda and enhance our ongoing financial performance. As a result of the restructuring, we have downsized our corporate workforce, eliminating approximately 100 positions, including one of our named executive officers. The total pre-tax cash charge associated with this reduction in force is expected to be approximately $15 million, substantially all of which is expected to be incurred during the first quarter of Fiscal 2014. The restructuring is expected to result in pre-tax operating savings of approximately $15 million in Fiscal 2014 and approximately $25 million annually thereafter.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.
Contractual Obligations
We have various contractual obligations, some of which are recorded as liabilities in our Consolidated Balance Sheets if the related goods or services were received prior to February 1, 2014. Other items, such as leases, purchase commitments and other contractual obligations represent future liabilities and may not be recognized as liabilities in our Consolidated Balance Sheets.
The following table sets forth our significant contractual obligations as of February 1, 2014:

	Payments Due by Fiscal Year
	Total	2014	2015-2016	2017-2018	2019 And After
	(in thousands)
Long-term debt (1)	$5,208	$1,825	$3,035	$348	$—
Capital leases (2)	4,538	1,536	2,626	376	—
Operating leases (3)	1,318,305	215,702	377,810	296,481	428,312
Purchase obligations:
Store construction (4)	4,678	4,678	—	—	—
Merchandise (5)	281,609	281,609	—	—	—
Information services (6)	35,879	19,057	16,822	—	—
Other (7)	33,885	32,225	1,484	176	—
Total	$1,684,102	$556,632	$401,777	$297,381	$428,312

(1)	Represents finance arrangements relating to support and maintenance associated with certain computer equipment on our Consolidated Balance Sheet as of February 1, 2014.

(2)	Represents capital leases with four-year terms relating to certain computer equipment and licenses recorded on our Consolidated Balance Sheet as of February 1, 2014.

(3)
Represents future minimum lease payments under non-cancelable operating leases in effect as of February 1, 2014. The minimum lease payments above also do not include common area maintenance (“CAM”) charges or real estate taxes, which are required contractual obligations under our store and office operating leases but are generally not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2013, Fiscal 2012 and Fiscal 2011 were $84.4 million, $78.8 million and $70.4 million, respectively.

(4)	Represents purchase commitments for Fiscal 2014 store construction not recorded on our Consolidated Balance Sheet as of February 1, 2014.

(5)	Represents open purchase orders with vendors for merchandise not yet received or recorded on our Consolidated Balance Sheet as of February 1, 2014.

(6)
Represents outsourcing of certain back-office functions, consulting, maintenance and license agreements for services to be provided and/or software not yet received or recorded on our Consolidated Balance Sheet as of February 1, 2014.

(7)	Represents contractual commitments or open purchase orders for non-merchandise goods or services not received or recorded on our Consolidated Balance Sheet as of February 1, 2014.
There were no borrowings outstanding under the Credit Facility as of February 1, 2014. The Credit Facility contains a provision for commitment fees related to the unused revolving loan commitment and outstanding letters of credit, which are not included in the above table because these charges are not fixed and can fluctuate from year to year due to various circumstances. Total commitment fees were $0.7 million in Fiscal 2013, and $0.9 million in each of Fiscal 2012 and Fiscal 2011.

The preceding table also excludes approximately $5.4 million of tax reserves accounted for under ASC 740-10, Income Taxes, as we are unable to reasonably estimate the ultimate amount or timing of any settlement. See Note 8, “Income Taxes,” in the Notes to the Consolidated Financial Statements for further discussion. In addition, as discussed in Note 9, “Retirement Plans,” in the Notes to the Consolidated Financial Statements, we have a long-term liability for our Pension Plan. Minimum pension funding requirements are not included in the table above as such amounts are not readily determinable.
Recent Accounting Pronouncements
There were no new accounting pronouncements that we expect to have a material impact on our financial condition or results of operations in future periods.
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
Based on the above, we have determined that our most critical accounting policies are those related to revenue recognition, merchandise inventory valuation, asset impairment, income taxes and stock and incentive-based compensation. These policies are also discussed in the Notes to the Consolidated Financial Statements and in relevant sections of this discussion and analysis.
Revenue Recognition
We record revenue as merchandise is sold to clients. Sales from our Websites are recorded as merchandise is shipped to clients based on the date clients are expected to receive the merchandise. A reserve for estimated returns is established when sales are recorded to account for the financial impact of potential client merchandise returns. We estimate future client merchandise returns based upon an analysis of actual historical return patterns and current sales and gross margin rate performance. Based on this analysis, reductions in sales and gross margin are recorded for the estimated value of future client merchandise returns of previously sold merchandise.
Our gift cards and merchandise credits do not have expiration dates and we honor all gift cards and merchandise credits presented by clients, regardless of the length of time that passes from issuance to redemption. We record a liability for unredeemed gift cards and merchandise credits at the time gift cards are sold or merchandise credits are issued. We recognize revenue and relieve the corresponding gift card and/or merchandise credit liability when the cards are redeemed by clients.
In cases where we have determined that there is a legal obligation to remit the value of unredeemed gift cards and merchandise credits to any state, the value of these cards is escheated to the appropriate state in accordance with unclaimed property laws. In cases where we have determined that, under applicable state unclaimed property laws, there is no legal obligation to escheat these amounts to such states and the likelihood of redemption is considered remote, we recognize a portion of the unredeemed value of gift cards and merchandise credits. Such gift card and merchandise credit “breakage” is estimated based upon an analysis of actual historical redemption patterns.
We have a credit card program that offers eligible clients in the United States the choice of a private label or co-branded credit card and provides cardholders membership in an exclusive client loyalty rewards program. We provide the sponsoring bank with marketing support of the program, and use our sales force to process credit card applications for both the private label and co-branded credit cards. In connection with this arrangement, we received an upfront signing bonus from the sponsoring bank and also receive ongoing payments for new accounts activated as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting and accordingly, are recognized as revenue ratably based on the total projected revenues over the term of the agreement. Certain judgments and estimates underlie the projected revenues and related expenses under the credit card program, including projected future store counts, the number of applications processed, projected sales growth and points breakage, among other things.

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
Income Taxes
We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. In determining the need for a valuation allowance on deferred tax assets, we are required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which we operate. Our effective tax rate considers our judgment of expected tax liabilities in the various jurisdictions within which we are subject to tax.
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
We are currently under examination by certain state and local taxing jurisdictions. Further, at any given time, multiple tax years may be subject to examination by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon examination, changes in interpretation and changes in judgment utilized in determining estimates. While no adjustments to recorded amounts are anticipated, a 1% variance in our effective tax rate would affect net income after taxes by approximately $1.7 million in Fiscal 2013.
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

The assumptions used to calculate the fair value of stock-based awards and long-term performance compensation expense represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we were to use different assumptions, the expense recorded could be materially different. For stock-based awards, if we were to adjust our forfeiture rate estimates by 5%, the impact to stock-based compensation cost would be approximately $0.5 million. Similarly, if we were to adjust RCP forfeiture rate estimates by 15%, the impact to long-term incentive compensation expense would be approximately $3.7 million. Finally, if we were to adjust the interest rate factors applied to amounts banked under the RCP by 15%, the impact to long-term incentive compensation expense would be approximately $2.1 million. See Note 7, “Equity and Incentive Compensation Plans,” in the Notes to the Consolidated Financial Statements for additional information.

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
We are exposed to limited market risk, primarily related to foreign currency exchange. We have exchange rate exposure primarily with respect to certain revenues and costs denominated in the Canadian dollar. As of February 1, 2014, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.
AnnTaylor Inc.’s Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of February 1, 2014, we did not hold any investments that did not qualify as cash and cash equivalents.

ITEM 8.	Financial Statements and Supplementary Data.

The following Consolidated Financial Statements of the Company for the years ended February 1, 2014 (52 weeks), February 2, 2013 (53 weeks) and January 28, 2012 (52 weeks) are included as part of this Report (See Item 15):
Consolidated Statements of Operations for the Fiscal Years Ended February 1, 2014 (52 weeks), February 2, 2013 (53 weeks) and January 28, 2012 (52 weeks).
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended February 1, 2014 (52 weeks), February 2, 2013 (53 weeks) and January 28, 2012 (52 weeks).
Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013.
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended February 1, 2014 (52 weeks), February 2, 2013 (53 weeks) and January 28, 2012 (52 weeks).
Consolidated Statements of Cash Flows for the Fiscal Years Ended February 1, 2014 (52 weeks), February 2, 2013 (53 weeks) and January 28, 2012 (52 weeks).
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2014 based on the framework and criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2014.
There were no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, issued a report on the Company’s internal control over financial reporting, which is included in the Report of Independent Registered Public Accounting Firm, on page 40.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the Sections entitled “Election of Class I Directors,” “Executive Officers,” “Corporate Governance,” “Stockholder Proposals for the 2015 Annual Meeting” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders.
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

The information required by this item is incorporated herein by reference to the Sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is presented below and incorporated herein by reference to the Section entitled “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders.
The following table sets forth information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, as of February 1, 2014:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	1,971,617	$27.27	4,425,029	(2)
Equity compensation plans not approved by security holders (3)	228,102	20.82	—
Total	2,199,719	$26.60	4,425,029

(1)	Consists of the 2003 Equity Incentive Plan and the Associate Discount Stock Purchase Plan (“ADSPP”).

(2)	Includes 1,352,527 shares of Common Stock available for issuance under the ADSPP.

(3)	Relates to the 2002 Stock Option and Restricted Stock and Unit Award Plan.
See Note 7, “Equity and Incentive Compensation Plans” in the Notes to Consolidated Financial Statements for a description of the material features of these plans.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Sections entitled “Related Person Transactions,” “Related Person Transactions Policy and Procedures” and “Corporate Governance” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this Annual Report:
1.The following Consolidated Financial Statements of the Company are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm;
Consolidated Statements of Operations for the Fiscal Years Ended February 1, 2014 (52 weeks), February 2, 2013 (53 weeks) and January 28, 2012 (52 weeks);
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended February 1, 2014 (52 weeks), February 2, 2013 (53 weeks) and January 28, 2012 (52 weeks);
Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013;
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended February 1, 2014 (52 weeks), February 2, 2013 (53 weeks) and January 28, 2012 (52 weeks);
Consolidated Statements of Cash Flows for the Fiscal Years Ended February 1, 2014 (52 weeks), February 2, 2013 (53 weeks) and January 28, 2012 (52 weeks); and
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
Date: March 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kay Krill	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2014
Kay Krill		Date
/s/ Michael J. Nicholson	Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2014
Michael J. Nicholson		Date
/s/ Ronald W. Hovsepian	Non-Executive Chairman of the Board and Director	March 14, 2014
Ronald W. Hovsepian		Date
/s/ James J. Burke, Jr.	Director	March 14, 2014
James J. Burke, Jr.		Date
/s/ Dale W. Hilpert	Director	March 14, 2014
Dale W. Hilpert		Date
/s/ Linda A. Huett	Director	March 14, 2014
Linda A. Huett		Date
/s/ Michael C. Plansky	Director	March 14, 2014
Michael C. Plansky		Date
/s/ Stacey Rauch	Director	March 14, 2014
Stacey Rauch		Date
/s/ Daniel W. Yih	Director	March 14, 2014
Daniel W. Yih		Date

ANN INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	40

Consolidated Financial Statements:

Consolidated Statements of Operations for the Fiscal Years Ended February 1, 2014 (52 weeks), February 2, 2013 (53 weeks) and January 28, 2012 (52 weeks)	41

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended February 1, 2014 (52 weeks), February 2, 2013 (53 weeks) and January 28, 2012 (52 weeks)	42

Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013	43

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended February 1, 2014 (52 weeks), February 2, 2013 (53 weeks) and January 28, 2012 (52 weeks)	44

Consolidated Statements of Cash Flows for the Fiscal Years Ended February 1, 2014 (52 weeks), February 2, 2013 (53 weeks) and January 28, 2012 (52 weeks)	45

Notes to the Consolidated Financial Statements	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANN INC.
New York, NY
We have audited the accompanying consolidated balance sheets of ANN INC. and its subsidiaries (the “Company”) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 1, 2014. We also have audited the Company’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ANN INC. and its subsidiaries as of February 1, 2014 and February 2, 2013, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/    DELOITTE & TOUCHE LLP
New York, New York
March 14, 2014

ANN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For Fiscal Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands, except per share amounts)
Net sales	$2,493,491	$2,375,509	$2,212,493
Cost of sales	1,150,183	1,073,167	1,004,350
Gross margin	1,343,308	1,302,342	1,208,143
Selling, general and administrative expenses	1,173,234	1,135,551	1,062,644
Operating income	170,074	166,791	145,499
Interest and investment income/(expense), net	(94)	1,051	(1,052)
Other non-operating expense, net	(17)	(189)	—
Income before income taxes	169,963	167,653	144,447
Income tax provision	67,533	65,068	57,881
Net income	$102,430	$102,585	$86,566
Earnings per share:
Basic earnings per share	$2.21	$2.13	$1.66

Weighted average shares outstanding	45,490	47,494	51,200

Diluted earnings per share	$2.19	$2.10	$1.64

Weighted average shares outstanding, assuming dilution	45,955	48,094	52,029

See accompanying Notes to Consolidated Financial Statements.

ANN INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For Fiscal Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Net income	$102,430	$102,585	$86,566

Other comprehensive income/(loss):
Foreign currency translation adjustment	(1,309)	19	—
Net change in employee benefit plans:
Pension settlement charge	—	1,760	—
Net actuarial gain/(loss)	4,156	(1,153)	(4,932)
Amortization of net actuarial loss	600	726	62
Other comprehensive income/(loss), before tax	3,447	1,352	(4,870)
Income tax expense/(benefit) on other comprehensive income items	1,824	531	(1,930)
Other comprehensive income/(loss), net of tax	1,623	821	(2,940)
Comprehensive income	$104,053	$103,406	$83,626

See accompanying Notes to Consolidated Financial Statements.

ANN INC.
CONSOLIDATED BALANCE SHEETS

February 1, 2014 and February 2, 2013

	February 1, 2014	February 2, 2013
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$201,707	$167,011
Accounts receivable	22,448	17,856
Merchandise inventories	239,667	216,848
Refundable income taxes	7,252	9,201
Deferred income taxes	28,854	30,397
Prepaid expenses and other current assets	61,287	64,716
Total current assets	561,215	506,029
Property and equipment, net	443,086	409,703
Deferred income taxes	6,599	7,841
Other assets	22,060	18,632
Total assets	$1,032,960	$942,205
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$101,276	$105,691
Accrued salaries and bonus	24,546	23,969
Current portion of long-term performance compensation	20,339	34,233
Accrued tenancy	38,331	38,647
Gift certificates and merchandise credits redeemable	48,150	47,268
Accrued expenses and other current liabilities	97,101	86,946
Total current liabilities	329,743	336,754
Deferred lease costs	164,703	162,620
Deferred income taxes	36	228
Long-term performance compensation, less current portion	15,456	26,368
Other liabilities	54,566	31,125

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516 shares issued	561	561
Additional paid-in capital	751,765	768,215
Retained earnings	779,272	676,842
Accumulated other comprehensive loss	(2,874)	(4,497)
Treasury stock, 36,344,643 and 35,958,318 shares, respectively, at cost	(1,060,268)	(1,056,011)
Total stockholders’ equity	468,456	385,110
Total liabilities and stockholders’ equity	$1,032,960	$942,205

See accompanying Notes to Consolidated Financial Statements.

ANN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For Fiscal Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

					Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock								Treasury Stock
	Shares		Amount						Shares	Amount	Total
	(in thousands)
Balance at January 29, 2011	82,555		$561		$772,574		$487,691	$(2,378)	27,206	$(835,003)	$423,445
Net income	—		—		—		86,566	—	—	—	86,566
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,940)	—	—	(2,940)
Exercise of stock options, related tax benefit and tax effect of expirations of $4,454	9		—		(10,675)		—	—	(804)	18,850	8,175
Stock-based compensation	—		—		20,710		—	—	—	—	20,710
Issuance of restricted stock and vesting of restricted units, net of forfeitures and related tax benefits of $3,001	—		—		(5,896)		—	—	(511)	11,986	6,090
Repurchase of common and restricted stock	—		—		—		—	—	7,490	(180,298)	(180,298)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan and related tax benefit of disqualifying dispositions of $66	—		—		(55)		—	—	(96)	2,184	2,129
Balance at January 28, 2012	82,564		561		776,658		574,257	(5,318)	33,285	(982,281)	363,877
Net income	—		—		—		102,585	—	—	—	102,585
Other comprehensive income, net of tax	—		—		—		—	821	—	—	821
Exercise of stock options, related tax benefits and tax effect of expirations of $1,986	—		—		(17,441)		—	—	(1,925)	54,190	36,749
Stock-based compensation	—		—		16,998		—	—	—	—	16,998
Issuance of restricted stock and vesting of restricted units, net of forfeitures and related tax benefits of $2,859	—		—		(7,465)		—	—	(428)	10,325	2,860
Repurchase of common and restricted stock	—		—		—		—	—	5,113	(140,752)	(140,752)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan and related tax benefit of disqualifying dispositions of $35	—		—		(535)		—	—	(87)	2,507	1,972
Balance at February 2, 2013	82,564		561		768,215		676,842	(4,497)	35,958	(1,056,011)	385,110
Net income	—		—		—		102,430	—	—	—	102,430
Other comprehensive income, net of tax	—		—		—		—	1,623	—	—	1,623
Exercise of stock options, related tax benefits and tax effect of expirations of $1,115			—		(8,717)		—	—	(572)	22,473	13,756
Stock-based compensation	—		—		16,260		—	—	—	—	16,260
Issuance of restricted stock and vesting of restricted units, net of forfeitures and related tax benefits of $1,137	—		—		(22,996)		—	—	(621)	24,133	1,137
Repurchase of common and restricted stock	—		—		—		—	—	1,655	(53,884)	(53,884)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan and related tax benefit of disqualifying dispositions of $23	—		—		(997)		—	—	(76)	3,021	2,024
Balance at February 1, 2014	82,564		$561		$751,765		$779,272	$(2,874)	36,344	$(1,060,268)	$468,456

See accompanying Notes to Consolidated Financial Statements.

ANN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For Fiscal Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Operating activities:
Net income	$102,430	$102,585	$86,566
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(2,870)	30,272	7,343
Depreciation and amortization	106,588	97,829	94,187
Recognition of gift card and merchandise credit breakage	(2,055)	(6,602)	—
Loss on disposal and write-down of property and equipment	4,228	3,040	2,287
Stock-based compensation	16,260	16,998	20,710
Non-cash interest and other non-cash items	453	(341)	287
Tax benefit from exercise/vesting of stock awards	2,275	7,871	7,522
Changes in assets and liabilities:
Accounts receivable	(4,647)	1,324	(2,060)
Merchandise inventories	(23,107)	(3,401)	(19,822)
Prepaid expenses and other current assets	5,422	(9,624)	7,063
Refundable income taxes	1,949	2,764	362
Other non-current assets	431	(220)	1,897
Other non-current liabilities	30,136	10,783	26,135
Accounts payable, accrued expenses and other current liabilities	(21,746)	5,631	(24,649)
Net cash provided by operating activities	215,747	258,909	207,828
Investing activities:
Purchases of marketable securities	(3,484)	(2,246)	(1,379)
Sales of marketable securities	726	269	91
Purchases of property and equipment	(140,655)	(147,286)	(118,918)
Other, net	813	(649)	(250)
Net cash used for investing activities	(142,600)	(149,912)	(120,456)
Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	1,999	1,938	2,063
Proceeds from exercise of stock options	12,641	34,762	8,499
Excess tax benefits from stock-based compensation	3,027	9,229	7,627
Repurchases of common and restricted stock	(53,884)	(140,752)	(180,298)
Proceeds from fixed asset financing	4,317	—	—
Repayments of fixed asset financing and capital lease obligations	(2,246)	(1,460)	(1,511)
Payments of deferred financing costs	—	(1,341)	—
Change in trade payable program obligation, net	(3,839)	5,449	(188)
Net cash used for financing activities	(37,985)	(92,175)	(163,808)
Effect of exchange rate changes on cash and cash equivalents	(466)	(19)	—
Net increase/(decrease) in cash and cash equivalents	34,696	16,803	(76,436)
Cash and cash equivalents, beginning of year	167,011	150,208	226,644
Cash and cash equivalents, end of year	$201,707	$167,011	$150,208
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,219	$1,207	$1,350
Cash paid during the year for income taxes	$50,169	$40,454	$37,491
Property and equipment acquired through capital leases	$2,444	$—	$—
Accrual for purchases of property and equipment	$22,360	$20,394	$17,998

See accompanying Notes to Consolidated Financial Statements.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
ANN INC. (the “Company”) is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor” and “LOFT” brands. Its principal markets consist of the United States and Canada. The Company sells its products through traditional retail stores and on the Internet at www.anntaylor.com and www.LOFT.com (together, the “Websites”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The significant estimates and assumptions used by management affect: revenue related to the Company’s credit card and gift card and merchandise credit programs; expense associated with stock-based compensation; the reserve for sales returns; the valuation of inventories; the expense associated with short- and long-term performance-based compensation; the carrying value of long-lived assets and the valuation of deferred income taxes. Actual results could differ from these estimates.
Revenue Recognition
The Company records revenue as merchandise is sold to clients. Sales from the Company’s Websites are recorded as merchandise is shipped to clients based on the date clients are expected to receive the merchandise. Amounts related to shipping and handling billed to clients in a sales transaction are classified as revenue and the costs related to shipping product to clients (billed and accrued) are classified as Cost of sales. A reserve for estimated returns is established when sales are recorded based upon an analysis of actual historical returns and current sales and gross margin rate performance. The Company excludes sales taxes collected from clients from “Net sales” in its Consolidated Statements of Operations.
The following table sets forth certain product-level sales information for the past three fiscal years:

	Fiscal Year Ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
	($ in thousands)
Apparel	$2,244,618	90%	$2,146,173	90%	$2,000,875	90%
Accessories	164,897	7%	157,852	7%	153,088	7%
Shoes	44,536	2%	44,331	2%	39,894	2%
Other	39,440	1%	27,153	1%	18,636	1%
Total	$2,493,491	100%	$2,375,509	100%	$2,212,493	100%

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

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
Revenue Recognition (continued)
In cases where the Company has determined that it has a legal obligation to remit the value of unredeemed gift cards and merchandise credits to any state, the value of these cards is escheated to the appropriate state in accordance with that state’s unclaimed property laws.  In certain jurisdictions, the Company is permitted to retain a portion of the escheated value of unredeemed gift cards and merchandise credits, which is immaterial and is recorded in “Net sales” in the Company’s Consolidated Statements of Operations.
The Company recognized $2.1 million and $6.6 million in revenue during Fiscal 2013 and Fiscal 2012, respectively, for a portion of the unredeemed value of gift cards and merchandise credits where the Company has determined that, under applicable state unclaimed property laws, there is no legal obligation to escheat these amounts to such states and the likelihood of redemption is considered remote. Fiscal 2012 was the first period during which the Company recognized gift card and merchandise credit “breakage,” and therefore included the breakage income related to gift cards sold and merchandise credits issued since inception of these programs. Such gift card and merchandise credit “breakage” is estimated based upon an analysis of actual historical redemption patterns and is included in Net sales.
The Company has a credit card program that offers eligible clients in the United States the choice of a private label or co-branded credit card. All cardholders are automatically enrolled in the exclusive rewards program, which is designed to recognize and promote client loyalty. The Company provides the sponsoring bank with marketing support of the program, and uses our sales force to process credit card applications for both the private label and co-branded credit cards. On December 2, 2013, the Company entered into an eight-year agreement with the sponsoring bank, which amended and restated the original agreement that began in October 2008. As with the original agreement, the Company received an upfront signing bonus from the sponsoring bank and also receives ongoing payments for new accounts activated as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting and accordingly, are recognized as revenue ratably based on the total projected revenues over the term of the agreement.
Certain judgments and estimates underlie the Company’s projected revenues and related expenses under the credit card program, including projected future store counts, the number of applications processed, the Company’s projected sales growth and points breakage, among other things. During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company recognized approximately $18.8 million, $17.8 million, and $16.5 million of revenue related to the credit card program, respectively. Partially offsetting this credit card program revenue are costs, net of points breakage, related to the client loyalty program. These costs are included in either “Cost of sales” or in “Net sales” as a sales discount, as appropriate. The cost of sales impact, net of points breakage, was approximately $5.2 million, $5.7 million and $3.8 million and the sales discount impact was approximately $6.8 million, $6.8 million and $5.5 million in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
Cost of Sales and Selling, General and Administrative Expenses
The following table illustrates the primary costs classified in each major expense category:

	Cost of Sales		Selling, General and Administrative Expenses
•	Cost of merchandise sold;	•	Payroll, bonus and benefit costs for retail and corporate associates;
•	Costs associated with the Company’s sourcing operations;	•	Design and merchandising costs;
•	Freight costs associated with moving merchandise from suppliers to the Company’s distribution center;	•	Occupancy costs for retail and corporate facilities;
•	Costs associated with the movement of merchandise through customs;	•	Depreciation related to retail and corporate assets;
•	Costs associated with the fulfillment and shipment of client orders from the Company’s Websites, including omni-channel sales;	•	Advertising and marketing costs;
•	Depreciation related to merchandise management systems;	•	Occupancy and other costs associated with operating the Company’s distribution center;
•	Sample development costs;	•	Freight expenses associated with moving merchandise from the Company’s distribution center to its retail stores or from store to store; and
•	Direct costs of the credit card client loyalty program;	•	Legal, finance, information systems and other corporate overhead costs.
•	Merchandise shortage; and
•	Client shipping costs for store merchandise shipments.
Cash and Cash Equivalents
Cash and short-term highly liquid investments with original maturity dates of three months or less at time of purchase and no redemption restrictions are considered cash and cash equivalents. The Company has significant amounts of cash and cash equivalents invested in deposit accounts at FDIC-insured financial institutions that are currently in excess of federally insured limits. The Company continually evaluates its deposit investment options in accordance with its corporate investment policy and certain restrictions on permitted investments in the revolving credit facility.
Merchandise Inventories
Merchandise inventories are valued at the lower of average cost or market, at the individual item level. A reserve is established when the current selling price or future estimated selling price is less than cost. Physical inventory counts are performed annually in January, and estimates are made for shortage between the date of the physical inventory count and the balance sheet date.
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

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
Property and Equipment (continued)
When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is recorded to “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations. Expenditures for maintenance and repairs which do not improve or extend the useful lives of the respective assets are expensed as incurred.
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
Lease Termination Costs
The Company recognizes contractual penalties associated with lease terminations on an undiscounted basis at the time notification to terminate the lease is provided to the lessor.
Long-Lived Assets
Long-lived assets are reviewed periodically for impairment or when events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows at a store level (undiscounted and without interest charges). The expected future pre-tax cash flows are estimated based on historical experience, knowledge and market data. Estimates of future cash flows require the Company to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating the useful lives of assets. These estimates can be affected by factors such as, but not necessarily limited to, future store results, real estate demand, and economic conditions that can be difficult to predict. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment charge is recognized for the difference between estimated fair value and carrying value. There were no material impairment charges in Fiscal 2013, Fiscal 2012 or Fiscal 2011.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
Advertising
Costs associated with the production of advertising, such as print and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in public. Costs of direct mail catalogs and postcards are fully expensed when the advertising is scheduled to first arrive in clients’ homes. Advertising costs were approximately $110.2 million, $96.2 million and $88.4 million in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
Stock-based Awards
The Company estimates the fair value of non-qualified stock options on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock awards is determined using the closing price of the Company’s common stock on the date of grant. Performance-based awards are generally subject to annual vesting based on the achievement of seasonal performance targets. The Company recognizes stock-based compensation expense over the requisite service period, which is generally the vesting period, adjusted for estimated forfeitures, and for performance-based awards, based on the estimated achievement of seasonal performance targets. The Company estimates forfeitures based on an analysis of historical stock-based forfeiture rates, as well as current and future trends of expected behavior.
Long-Term Performance Compensation Expense
The Company recognizes the compensation cost associated with its Restricted Cash Program (“RCP”) over the mandatory service period, adjusted for estimated forfeitures.  The service period includes the fiscal year in which amounts earned under the program are banked, plus a mandatory three-year deferral period. The calculation of long-term performance compensation expense related to the RCP requires the input of subjective assumptions, including the expected forfeiture of earned and banked awards and forecasts of the Company’s future income growth. The Company estimates forfeitures based on historical RCP forfeiture patterns, as well as current and future trends of expected behavior, and estimates future income growth based on past performance, future business trends and new business initiatives.
Income Taxes
The Company accounts for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets when management anticipates that it is more likely than not that all, or a portion of these assets would not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which the Company operates.

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
Segments
The Company has determined that it has four operating segments: Ann Taylor, LOFT, Ann Taylor Factory and LOFT Outlet. The Company evaluates whether two or more operating segments may be aggregated into a single operating segment based on whether or not the segments have similar economic characteristics, similar product, similar production processes, similar clients and similar methods of distribution.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
Segments (continued)
The Company’s four operating segments are similar in nature of product, as they all operate in the women’s specialty retail sector, offering women’s apparel, shoes and accessories sold primarily under the Ann Taylor and LOFT brand names. The Company’s four operating segments have similar clients with a significant percentage of clients cross-shopping the Company’s other operating segments. The merchandise offered at each operating segment is also sourced from the same countries and many of the same vendors, using similar production processes. Merchandise for the Company’s operating segments is distributed to retail stores in a similar manner, primarily through the Company’s Louisville Distribution Center, and is subsequently distributed to clients in a similar manner, through its retail and outlet stores. The Company’s Ann Taylor and LOFT operating segments also sell merchandise through the Company’s Websites.
As such, the Company has concluded that its operating segments have similar economic characteristics and meet the criteria for aggregation into a single reportable segment.
Fair Value of Financial Instruments
The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a hierarchical structure to prioritize the inputs used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), then to quoted market prices for similar assets or liabilities in active or inactive markets (Level 2) and gives the lowest priority to unobservable inputs (Level 3).
The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at February 1, 2014 or February 2, 2013.
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
Foreign Currency Translation
Balance Sheet accounts of the Company’s Canadian operations are translated at the exchange rate in effect at the end of each period. Statement of Operations accounts are translated using the weighted average of the prevailing exchange rates during each period. Gains or losses resulting from foreign currency transactions are included in the Company’s Consolidated Statements of Operations under the caption “Other non-operating expense, net” whereas, translation adjustments are reflected in the Consolidated Statements of Comprehensive Income under the caption “Foreign currency translation adjustment.”
Immaterial Correction of Statements of Cash Flows
As previously discussed in Revenue Recognition, the Company recognized $6.6 million in revenue for a portion of the unredeemed value of gift cards and merchandise credits during Fiscal 2012.  Subsequent to the issuance of its Fiscal 2012 consolidated financial statements, the Company determined that this amount was incorrectly reported as an increase, rather than a reduction, in the reconciliation of Net income to Net cash provided by operating activities. This correction also impacted the line item “Accounts payable, accrued expenses and other current liabilities” in the changes in assets and liabilities section of net cash provided by operating activities, but had no impact on total Net cash provided by operating activities. The Company has restated the previously presented Consolidated Statement of Cash Flows for Fiscal 2012 to present “Recognition of gift card and merchandise credit breakage” as a reduction to reconcile net income to net cash provided by operating activities and properly state the change in “Accounts payable, accrued expenses and other current liabilities” as an increase of $5.6 million (previously reported as a reduction of $7.6 million).
Recent Accounting Pronouncements
There were no new accounting pronouncements that the Company expects to have a material impact on its financial condition or results of operations in future periods.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Fair Value Measurements
At February 1, 2014 and February 2, 2013, the Company had $11.4 million and $8.1 million, respectively, invested in a self-directed, non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain executives at the vice-president level and above, which is structured as a rabbi trust. These investments are classified as trading securities and are recorded as a long-term asset, included in “Other assets,” on the Company’s Consolidated Balance Sheets. Unrealized holding gains and losses are included in “Interest and investment income/(expense), net” on the Company’s Consolidated Statements of Operations. See Note 9, “Retirement Plans,” for further discussion of the Deferred Compensation Plan.
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

Investment assets of the rabbi trust are valued based on quoted market prices or the net asset value at the closing price reported in certain major markets as of the measurement date, which are considered Level 1 inputs. The following tables segregate the rabbi trust assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement date:

	February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets
Equity securities	$3,698	$3,698	$—	$—
Equity funds	6,944	6,944	—	—
Fixed income funds	782	782	—	—
Total assets	$11,424	$11,424	$—	$—

	February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets
Equity securities	$3,868	$3,868	$—	$—
Equity funds	3,683	—	3,683	—
Fixed income funds	572	—	572	—
Total assets	$8,123	$3,868	$4,255	$—

At February 1, 2014 and February 2, 2013, the Company believes that the carrying value of cash and cash equivalents, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Property and Equipment
Property and equipment consists of the following:

	February 1, 2014	February 2, 2013
	(in thousands)
Land	$1,056	$1,056
Buildings	13,464	13,393
Leasehold improvements	638,807	593,578
Furniture and fixtures	330,981	300,604
Computer equipment and software	243,558	248,103
Assets under construction	21,803	22,522
	1,249,669	1,179,256
Less accumulated depreciation and amortization	(806,583)	(769,553)
Net property and equipment	$443,086	$409,703
Depreciation and amortization expense was approximately $106.6 million, $97.8 million and $94.2 million in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

4. Revolving Credit Facility
On December 19, 2012, the Company’s wholly-owned subsidiary, AnnTaylor, Inc., and certain of its subsidiaries, entered into a Fourth Amended and Restated $250 million senior secured revolving credit facility with Bank of America, N.A. and a syndicate of lenders (the “New Credit Facility”), which amended the then existing senior secured revolving credit facility due to expire in April 2013 (collectively, the “Credit Facility”). The New Credit Facility, which expires on December 19, 2017, includes a $75 million sub-facility solely for loans and letters of credit to be provided to ANN Canada Inc., a wholly owned subsidiary of AnnTaylor, Inc. and an option to expand the total facility and the aggregate commitments thereunder up to $400 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility may be used for working capital, letters of credit and other corporate purposes, and contains an acceleration clause which, upon the occurrence of an Event of Default, including but not limited to, a Material Adverse Effect, as defined in the Credit Facility, may cause any outstanding borrowings to become immediately due and payable.
The maximum availability for loans and letters of credit under the New Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages to certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $11.0 million, $14.1 million and $16.7 million as of February 1, 2014, February 2, 2013 and January 28, 2012, respectively, leaving a remaining available balance for loans and letters of credit of $171.4 million, $150.8 million and $146.4 million as of February 1, 2014, February 2, 2013 and January 28, 2012, respectively. There were no borrowings outstanding under the Credit Facility at February 1, 2014, February 2, 2013, or as of March 14, 2014, the date of this Report.
Amounts outstanding under the New Credit Facility bear interest at a rate equal to, at the option of AnnTaylor, Inc., 1) the Base Rate, defined as the higher of (i) the federal funds rate plus a margin of 0.50% and (ii) the Bank of America prime rate, or 2) the LIBOR Rate (as defined in the New Credit Facility); plus in each case, an applicable margin, which is between 0.25% and 0.50% for Base Rate loans, and between 1.25% and 1.50% for LIBOR loans, depending on the Average Daily Availability as defined in the New Credit Facility. In addition, AnnTaylor, Inc. is required to pay the lenders a monthly commitment fee on the unused revolving loan commitment at a rate ranging from 0.20% to 0.25% per annum. Fees for outstanding commercial and standby letters of credit under the New Credit Facility range from 0.50% to 0.625% and from 1.25% to 1.50%, respectively. The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens, and a fixed charge coverage ratio covenant that is triggered if certain liquidity thresholds are not met.
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

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Revolving Credit Facility (continued)
The lenders have been granted a security interest in the inventory and accounts receivable of AnnTaylor, Inc. and certain of its subsidiaries, as collateral for obligations under the New Credit Facility.

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
Future minimum lease payments under non-cancelable operating leases as of February 1, 2014 are as follows:

Fiscal Year	(in thousands)
2014	$215,702
2015	202,597
2016	175,213
2017	160,539
2018	135,942
Thereafter	428,312
Total	1,318,305
Less sublease rentals	(11,201)
Net rentals	$1,307,104
The minimum lease payments presented above do not include CAM charges or real estate taxes, which are also contractual obligations under the Company’s store and office operating leases, but are generally not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2013, Fiscal 2012 and Fiscal 2011 were $84.4 million, $78.8 million and $70.4 million, respectively.
Rent expense, excluding CAM charges and real estate taxes, for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 was as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Minimum rent	$218,640	$212,947	$200,825
Percentage rent	1,782	2,911	2,460
Total	$220,422	$215,858	$203,285
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
The following table presents a reconciliation of basic and diluted earnings per share for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively.

	Fiscal Year Ended
	February 1, 2014			February 2, 2013			January 28, 2012
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$102,430			$102,585			$86,566
Less net income associated with participating securities	1,983			1,470			1,455
Basic earnings per share	$100,447	45,490	$2.21	$101,115	47,494	$2.13	$85,111	51,200	$1.66

Diluted Earnings per Share
Net income	$102,430			$102,585			$86,566
Less net income associated with participating securities	1,963			1,452			1,432
Effect of dilutive securities		465			600			829
Diluted earnings per share	$100,467	45,955	$2.19	$101,133	48,094	$2.10	$85,134	52,029	$1.64
Non-participating securities (stock options) representing 563,480, 1,381,750 and 2,028,204 shares of common stock were excluded from the above computation of weighted average shares for diluted earnings per share for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during the periods.
In addition, non-participating securities (performance-based restricted units) representing 11,918 and 14,125 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share for Fiscal 2012 and Fiscal 2011, respectively, due to the fact that they are contingently issuable securities whose contingency was not met at certain dates during the fiscal year. No such shares were excluded from the computation of weighted average shares for diluted earnings per share for Fiscal 2013.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Equity and Incentive Compensation Plans
Preferred Stock
At February 1, 2014, February 2, 2013 and January 28, 2012, there were two million shares of preferred stock, par value $0.01, authorized and unissued.
Repurchase Program
On August 21, 2013, the Company’s Board of Directors approved a new $250 million securities repurchase program (the “Repurchase Program”). The Repurchase Program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by the Company’s Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. There were no repurchases made under the Repurchase Program during Fiscal 2013. As of February 1, 2014 and March 14, 2014, the date of this Report, $250 million remained available for share repurchase under the Repurchase Program.
During Fiscal 2013, Fiscal 2012 and Fiscal 2011, under its then existing $600 million securities repurchase program, the Company repurchased 1.5 million, 4.9 million and 7.3 million shares of its common stock, respectively, through open market purchases at a cost of $49 million, $135 million and $175 million, respectively. There were no amounts remaining for additional share repurchases under the Company’s former securities repurchase program, as it was fully exhausted during the second quarter of Fiscal 2013.
Associate Discount Stock Purchase Plan
In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”). Under the terms of the Stock Purchase Plan, as amended, eligible employees may purchase shares of the Company’s common stock quarterly, at a price equal to 85% of the lower of the closing price of the Company’s common stock at the beginning or end of each quarterly stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. During Fiscal 2013, 75,969 shares were issued pursuant to the Stock Purchase Plan, at an average discount of $4.64 per share. At February 1, 2014, there were 1,352,527 shares available for future issuance under the Stock Purchase Plan. The Company recorded approximately $0.5 million, $0.6 million and $0.6 million in compensation expense related to the Stock Purchase Plan during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
Stock Incentive Plans
The Company has two active stock incentive plans (the “Plans”), which are summarized below:

		Shares Reserved		Shares Reserved for Issuance at February 1, 2014	Shares Available for Future Grant
Defined Name	Plan Name	Restricted Stock/Units (1)	Total Authorized
2002 Plan	2002 Stock Option and Restricted Stock and Unit Award Plan	787,500	4,500,000	228,102	—
2003 Plan	2003 Equity Incentive Plan	7,434,432	13,424,432	5,044,119	3,072,502

(1)
Included in the number of total authorized shares. The Company may issue restricted stock or restricted unit grants up to the levels provided under each plan, however shares not used for this purpose are available for issuance as stock option grants.

On May 30, 2013, the Company’s shareholders approved certain amendments to the Company’s 2003 Equity Incentive Plan, including increasing the total authorized shares reserved for issuance from 11.75 million to 13.4 million common shares.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Equity and Incentive Compensation Plans (Continued)
Stock Incentive Plans (continued)
Stock option awards outstanding under the Company’s Plans are granted at exercise prices which are equal to the market value of the Company’s common stock on the grant date (determined in accordance with the applicable Plan), generally vest over three years and expire no later than ten years after the grant date. Each of the Plans also includes an acceleration clause by which all options not exercisable by their terms will, upon the occurrence of certain contingent events, become exercisable. Shares underlying stock award grants are generally issued out of treasury stock. The Plans allow for restricted stock awards and restricted unit awards. A restricted unit represents the right to receive a share of common stock and/or the cash value of a share of common stock on the date the restrictions on the restricted unit lapse. The restrictions on restricted stock or restricted unit grants generally lapse over a three-year period from the date of the grant. Certain executives also receive performance-based restricted stock, which generally vest over three years if certain pre-established goals are met. In the event a grantee terminates employment with the Company, any unvested stock options and any restricted stock or restricted units still subject to restrictions are generally forfeited.
General
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. In Fiscal 2013, Fiscal 2012 and Fiscal 2011, stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards that are expected to vest.
During the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, the Company recognized approximately $16.3 million, $17.0 million and $20.7 million, respectively, in total stock-based compensation expense. Stock-based compensation expense is included on the same income statement line item as the cash compensation paid to the recipient of the stock-based award, with the majority of this stock-based compensation expense included in selling, general and administrative expenses. The associated tax benefit recognized in the Consolidated Statements of Operations for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 was approximately $6.2 million, $7.9 million and $10.0 million, respectively.
In addition, cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation arrangements (“excess tax benefits”) are classified as financing cash flows. For the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, excess tax benefits realized from stock-based compensation arrangements were $3.0 million, $9.2 million and $7.6 million, respectively. The Company received $12.6 million, $34.8 million and $8.5 million in cash from the exercise of stock options during the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively.
Stock Options
The Company recognizes stock option expense equal to the grant date fair value of a stock option on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. As of February 1, 2014, there was $3.4 million of unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted average vesting period of 1.6 years. The total intrinsic value of options exercised was approximately $7.3 million, $26.1 million and $13.3 million during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

The following table summarizes stock option activity for the fiscal year ended February 1, 2014:

	Shares	Weighted Average Exercise Price
Options outstanding at February 2, 2013	2,785,102	$25.61
Granted (1)	118,600	31.50
Exercised	(572,072)	22.10
Forfeited or expired	(131,911)	29.64
Options outstanding at February 1, 2014	2,199,719	$26.60
Vested and exercisable at February 1, 2014	1,702,088	$25.94
Options expected to vest in the future as of February 1, 2014	425,933	$28.97

(1)	Options granted during Fiscal 2013 vest annually over a three-year period, and expire ten years after the grant date.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Equity and Incentive Compensation Plans (Continued)
Stock Options (continued)
The weighted average fair value of options granted during the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, estimated as of the grant date using the Black-Scholes option pricing model, was $13.73, $12.47 and $13.20 per share, respectively. The weighted average remaining contractual term for options outstanding at February 1, 2014 and February 2, 2013 was 5.1 and 5.9 years, respectively. The weighted average remaining contractual term for options vested and exercisable at February 1, 2014 was 4.2 years. The weighted average remaining contractual term for options expected to vest in the future at February 1, 2014 was 8.2 years. At February 1, 2014, the aggregate intrinsic value of options outstanding, options vested and exercisable and options expected to vest was $14.4 million, $12.6 million, and $1.5 million, respectively.
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

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Expected volatility	50.9%	54.6%	57.2%
Risk-free interest rate	0.9%	0.9%	1.7%
Expected life (years)	4.9	4.4	4.5
Dividend yield	—	—	—

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
Restricted Stock
The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant (determined in accordance with the applicable Plan) and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. As of February 1, 2014, there was $11.2 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted average vesting period of 1.8 years. The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 was $30.87, $28.18, and $27.65, respectively. The total fair value of restricted stock awards vested during the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 was $8.4 million, $11.7 million and $14.2 million, respectively.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Equity and Incentive Compensation Plans (Continued)
Restricted Stock (continued)
The following table summarizes restricted stock activity for the fiscal year ended February 1, 2014:

	Time - Based			Performance - Based
	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Restricted stock awards at February 2, 2013	461,396		$27.96	203,671		$27.81
Granted	405,528	(1)	30.87	184,699	(2)	30.86
Vested	(190,108)		27.49	(82,633)		27.92
Forfeited	(74,611)		28.92	(15,802)		30.75
Restricted stock awards at February 1, 2014	602,205		29.95	289,935		29.56

(1)
Of this amount, 181,500 shares vest in equal installments in each of March 2014, 2015 and 2016; 179,100 shares vest in March 2016; 27,628 shares vest in May 2014; 13,000 shares vest in equal installments in each of June 2014, 2015 and 2016; and 4,300 shares vest in equal installments in each of November 2014, 2015 and 2016.

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

 Restricted Units
The fair value of restricted units is based on the market price of the Company’s stock on the date of grant (determined in accordance with the applicable Plan) and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. The total fair value of restricted unit awards vested during the fiscal year ended February 1, 2014 was $3.8 million. As of February 1, 2014, there were no outstanding restricted units as all previously outstanding restricted unit awards vested in shares during the first quarter of Fiscal 2013.
The following table summarizes restricted unit activity for the fiscal year ended February 1, 2014:

	Time - Based		Performance - Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted unit awards at February 2, 2013	75,016	$19.58	46,003	$19.58
Vested	(75,016)	19.58	(46,003)	19.58
Restricted unit awards at February 1, 2014	—	—	—	—

Long-Term Performance Compensation
The Company maintains a long-term cash incentive program, the Restricted Cash Program (“RCP”), for vice-presidents and above. Corporate operating profit is the performance metric applied in determining amounts earned under the RCP, and any such earnings are banked and mandatorily deferred until the end of the third fiscal year following the earnings period. Amounts banked are adjusted upwards or downwards by the average percentage increase or decrease, as the case may be, of the Company’s corporate net income performance over the mandatory three-year deferral period. Such corporate net income performance may be modified for certain unusual or infrequently occurring events to avoid distorting operating fundamentals and thereby benefiting or penalizing management for the financial impact of such unusual or infrequent events. The Company estimates corporate net income performance based on past results, future business trends and new business initiatives.

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
During the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, the Company recognized $11.0 million, $18.5 million and $29.2 million in compensation expense under the RCP inclusive of the effect of changes in estimates. As of February 1, 2014, there was $22.9 million of unrecognized compensation cost under the RCP, which is expected to be recognized over a remaining weighted average deferral period of 2.5 years.

8. Income Taxes
The provision for income taxes for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 consists of the following:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Federal:
Current	$57,631	$30,404	$37,956
Deferred	(321)	24,276	12,361
Total federal	57,310	54,680	50,317
State and local:
Current	12,654	5,174	11,809
Deferred	(1,075)	5,421	(4,702)
Total state and local	11,579	10,595	7,107
Foreign:
Current	(99)	702	773
Deferred	(1,257)	(909)	(316)
Total foreign	(1,356)	(207)	457
Total	$67,533	$65,068	$57,881

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Income Taxes (Continued)
The reconciliation between the provision for income taxes and the expected provision for income taxes at the U.S. federal statutory rate of 35% for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 is as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(dollars in thousands)
U.S. operations	$173,287	$170,896	$143,562
Foreign operations	(3,324)	(3,243)	885
Income before income taxes	169,963	167,653	144,447
Federal statutory rate	35%	35%	35%
Provision for income taxes at federal statutory rate	59,487	58,679	50,556
State and local income taxes, net of federal income tax benefit	6,962	6,886	4,620
Non-deductible expenses	2,068	2,341	1,700
Settlements of tax examinations	—	(4,113)	267
Foreign	(507)	909	354
Other	(477)	366	384
Provision for income taxes	$67,533	$65,068	$57,881
The income tax provision reflects the current and deferred tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered indefinitely reinvested, which at February 1, 2014 amounted to approximately $3.1 million. However, if these earnings were not considered indefinitely reinvested, under current law the incremental tax on such undistributed earnings would be approximately $0.6 million. The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
The tax effects of significant items comprising the Company’s deferred tax assets/(liabilities) as of February 1, 2014 and February 2, 2013 are as follows:

	As of
	February 1, 2014	February 2, 2013
	(in thousands)
Current:
Inventory	$8,619	$8,261
Accrued expenses and other	14,104	15,559
Deferred rent and lease incentives	6,131	6,593
Total gross deferred tax assets - current	28,854	30,413
Less: valuation allowance	—	(16)
Total net deferred tax assets - current	28,854	30,397
Non-current:
Depreciation and amortization	(95,171)	(91,062)
Deferred rent and lease incentives	65,256	67,650
Benefits related	21,339	22,337
Other	14,175	6,058
Amounts included in accumulated other comprehensive loss	964	2,788
Total gross deferred tax assets - non-current	6,563	7,771
Less: valuation allowance	—	(158)
Total net deferred tax assets - non-current	$6,563	$7,613

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Income Taxes (Continued)
At February 2, 2013, the Company had a valuation allowance of approximately $0.2 million, primarily related to certain non-U.S. alternative minimum tax credits that, in the judgment of management, were not more likely than not to be realized prior to expiration. The realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment. Based upon this assessment, management determined that it is more likely than not that these credits, for which a valuation allowance had been previously recorded, will be realized and, as such, released the valuation allowance during Fiscal 2013.
At February 1, 2014, the Company has approximately $10.1 million of domestic and foreign net operating loss carryforwards, of which $2.9 million will expire in 2020 through 2021, and $7.2 million will expire in 2031 through 2033. In addition, the Company has $0.1 million of alternative minimum tax credits in non-U.S. jurisdictions, which are available to reduce future income taxes, if any, over an indefinite period.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 29, 2011	$6,959
Additions based on tax positions related to the current year	708
Additions for tax positions of prior years	786
Reductions for tax positions of prior years	(144)
Lapses in statutes of limitation	(512)
Balance at January 28, 2012	7,797
Additions based on tax positions related to the current year	383
Additions for tax positions of prior years	396
Reductions for tax positions of prior years	(148)
Settlements	(4,579)
Lapses in statutes of limitation	(51)
Balance at February 2, 2013	3,798
Additions based on tax positions related to the current year	639
Additions for tax positions of prior years	1,102
Reductions for tax positions of prior years	(70)
Settlements	(17)
Lapses in statutes of limitation	(79)
Balance at February 1, 2014	$5,373
To the extent these unrecognized tax benefits are ultimately recognized, approximately $4.7 million will impact the Company’s effective tax rate in a future period. The Company anticipates that the amount of unrecognized tax benefits may be reduced within the next twelve months by approximately $1.3 million as a result of the settlement of certain tax examinations, lapses in statutes of limitations and voluntary tax filings for certain prior tax years.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its provision for income taxes. During Fiscal 2013, the Company recognized approximately $0.2 million in interest and penalties, net of related deferred taxes, on unrecognized tax benefits. During Fiscal 2012, the Company recognized approximately $1.8 million in net interest income in its provision for income taxes, primarily due to the interest benefit associated with settlement of a U.S. federal tax examination. During Fiscal 2011, the Company recognized approximately $0.7 million in interest and penalties, net of related deferred tax assets, on unrecognized tax benefits. The Company had approximately $1.8 million, $1.9 million and $4.8 million for the payment of interest and penalties accrued at February 1, 2014, February 2, 2013 and January 28, 2012, respectively.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Income Taxes (Continued)
The Company files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions and generally remains open to income tax examinations by relevant tax authorities for tax years beginning with Fiscal 2010. The Company also files income tax returns in foreign jurisdictions and generally remains open to income tax examinations for tax years beginning with Fiscal 2009. The Company is under examination by certain state and local jurisdictions. Although the outcome of these matters cannot currently be determined, the Company believes adequate provision has been made for any potential unfavorable financial statement impact.

9. Retirement Plans
Savings Plan
Substantially all employees of the Company and its subsidiaries who are regular full-time employees or who work 1,000 hours during a 12-month period are eligible to participate in the Company’s 401(k) Plan. Participants can contribute up to 100% of their annual earnings to the 401(k) Plan in any combination of pre-tax, Roth 401(k) or after-tax contributions, subject to certain limitations. The Company matches 100% with respect to the first 3% and 50% with respect to the second 3% of each participant’s contributions to the 401(k) Plan. Participants are 100% vested in the company matching contributions after two years of service. The Company’s contributions to the 401(k) Plan for Fiscal 2013, Fiscal 2012 and Fiscal 2011 were approximately $8.0 million, $7.5 million and $6.8 million, respectively.

Pension Plan
The Company froze its non-contributory defined benefit pension plan (the “Pension Plan”) in October 2007. As a result, no additional associates became participants in the Pension Plan, and no additional benefits were earned under the Pension Plan on or after October 1, 2007.
The following table provides information for the Pension Plan as of February 1, 2014 and February 2, 2013:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$34,250	$38,609
Interest cost	1,418	1,752
Actuarial loss/(gain)	(3,872)	2,825
Benefits paid	(1,494)	(8,936)
Projected benefit obligation at end of year	30,302	34,250
Change in plan assets:
Fair value of plan assets at beginning of year	26,417	32,181
Actual return on plan assets	1,528	3,172
Benefits paid	(1,494)	(8,936)
Fair value of plan assets at end of year	26,451	26,417
Funded status at end of year	(3,851)	(7,833)
Net amount included in “Other liabilities”	$(3,851)	$(7,833)
The accumulated benefit obligation for the Company’s Pension Plan was approximately $30.3 million and $34.3 million at February 1, 2014 and February 2, 2013, respectively. As a result of the Pension Plan freeze, the accumulated benefit obligation equals the projected benefit obligation.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Retirement Plans (Continued)

Pension Plan (continued)
The following table summarizes the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Net periodic benefit cost:
Interest cost	$1,418	$1,752	$1,667
Expected return on plan assets	(1,244)	(1,500)	(1,729)
Amortization of net loss	600	726	62
Settlement loss recognized	—	1,760	—
Net periodic benefit cost	774	2,738	—

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net loss/(gain) arising during the year	(4,156)	1,153	4,932
Settlement charge	—	(1,760)	—
Amortization of net loss	(600)	(726)	(62)
Total recognized in other comprehensive loss/(income)	(4,756)	(1,333)	4,870

Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$(3,982)	$1,405	$4,870
As a result of the Pension Plan freeze, the Company has no remaining prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost. When the total amount of lump sum payments made to Pension Plan participants exceeds the interest cost for the fiscal year, a non-cash settlement charge is recorded. Since the total amount of lump sum payments made to plan participants was greater than the interest component of pension expense during Fiscal 2012, a non-cash settlement charges of $1.8 million was recorded and included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations. There were no such settlement charges in Fiscal 2013 and Fiscal 2011.
Amounts recognized in accumulated other comprehensive loss consist of:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013
	(in thousands)
Net actuarial loss	$2,551	$7,307
Total	$2,551	$7,307
For the fiscal years ended February 1, 2014 and February 2, 2013 the following weighted average assumptions were used to determine benefit obligations at the end of the fiscal year:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013
Discount rate	4.65%	4.35%

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Retirement Plans (Continued)
Pension Plan (continued)
For the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 the following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Discount rate	4.35%	4.85%	5.75%
Long-term rate of return on assets	5.10%	5.10%	6.25%
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

Since the Pension Plan was frozen in October 2007, its goal is to provide all plan benefits and expenses through growth and income from the Pension Plan assets, with such employer contributions as may be required in accordance with applicable rules and regulations. Accordingly, the Company sets recommended asset allocation percentages based upon the funded status of the Pension Plan. If the funded status is less than 100%, the recommended allocation of Pension Plan Assets is 45% equity securities and 55% debt securities. If the funded status is greater than 100% but less than 110%, the recommended allocation of Pension Plan assets is 25% equity securities and 75% debt securities. If the funded status is greater than 110%, the recommended allocation of Pension Plan assets is 100% debt securities. The Company’s Investment Committee has the authority to override the target asset allocation or adjust the timing of asset allocation changes to the extent considered necessary.

Pension Plan assets consist primarily of equity and fixed income funds or cash and cash equivalents. The equity securities do not include any of the Company’s common stock. The Pension Plan’s principal investment objectives are: to minimize the volatility of the funding ratio and achieve a satisfactory rate of return based on that objective, incur a reasonable pension cost in the long-term and satisfy its benefit obligations. The Pension Plan’s investment performance guidelines are set and measured against appropriate portfolio benchmarks. The Pension Plan’s goals, objectives, asset allocation policies and funding forecasts are reviewed periodically within any given plan year, or when significant changes have occurred in Pension Plan benefits, participant demographics or funded status.

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

Mutual funds and money market funds:
Mutual funds of registered investment companies are traded in active markets and valued at the closing price reported on those major markets as of the measurement date and, therefore, are classified in Level 1 of the fair value hierarchy. Short-term money market funds are valued at cost plus accrued interest, which is considered Level 1 of the fair value hierarchy.

Common collective trusts:
These investments are valued using the Net Asset Value (“NAV”) provided by the administrators of the funds, based on the value of the underlying assets owned by the fund or trust, minus its liabilities, and then divided by the number of shares outstanding. The unit price of these investments are not quoted in an active market. However, the unit price is based on underlying investments which are either traded in an active market or are valued based on observable inputs such as market interest rates and quoted prices for similar securities and, therefore, are classified in Level 2 of the fair value hierarchy.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Retirement Plans (Continued)

Pension Plan (continued)
The following tables segregate all financial assets and liabilities held by the Company’s Pension Plan as of February 1, 2014 and February 2, 2013 measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy, based on the inputs used to determine fair value at the measurement date:

	February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Mutual funds:
Real estate	$546	$546	$—	$—
Total mutual funds	546	546	—	—
Common collective trusts:
Small blend	901	—	901	—
Mid cap blend	1,036	—	1,036	—
Large value	2,627	—	2,627	—
Large growth	2,735	—	2,735	—
Foreign large growth	1,355	—	1,355	—
Long-term bond	16,980	—	16,980	—
Total common collective trusts	25,634	—	25,634	—
Money market funds	271	271	—	—
Total assets	$26,451	$817	$25,634	$—

	February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Mutual funds:
Real estate	$534	$—	$534	$—
Total mutual funds	534	—	534	—
Common collective trusts:
Small blend	1,010	—	1,010	—
Mid cap blend	983	—	983	—
Large value	2,496	—	2,496	—
Large growth	2,971	—	2,971	—
Foreign large growth	1,543	—	1,543	—
Long-term bond	16,445	—	16,445	—
Total common collective trusts	25,448	—	25,448	—
Money market funds	435	—	435	—
Total assets	$26,417	$—	$26,417	$—

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Retirement Plans (Continued)

Pension Plan (continued)
The benefits expected to be paid under the Pension Plan as of February 1, 2014 are as follows:

Fiscal Year	(in thousands)
2014	$2,435
2015	2,001
2016	2,242
2017	1,694
2018	1,368
2019-2023	6,491
The Company made no contributions to the Pension Plan in Fiscal 2013, Fiscal 2012 or Fiscal 2011. Although the Company was not required to make a contribution to the Pension Plan during these periods, any deterioration in the financial markets or changes in discount rates may require the Company to make a contribution to its Pension Plan in Fiscal 2014.
Non-Qualified Deferred Compensation Plan
Under the Company’s Deferred Compensation Plan, certain executives at the vice-president level and above may defer up to 50% of their salary and up to 95% of cash-based performance compensation earned during a calendar year. Under the Deferred Compensation Plan, the Company matches the amount of the base and bonus compensation deferred by the executive during the Plan year above the Internal Revenue Code Section 401(a)(17) qualified plan compensation limit as indexed on an annual basis (“Eligible Compensation”). The Company matches 100% on the first 3% of a participant’s deferred Eligible Compensation, and 50% of a participant’s deferred Eligible Compensation over 3% and up to 6%. Amounts deferred and credited to the executive’s deferred compensation account are at all times fully vested. The Company’s matching contribution vests upon the second anniversary of the executive’s date of hire, or earlier upon a change in control (as defined under the Deferred Compensation Plan). The value of the Company’s matching contributions during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was immaterial.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss (“AOCL”) for fiscal years ended February 1, 2014 and February 2, 2013, respectively:

	Foreign Currency Translation	Unrecognized Pension Benefit Costs	Total
	(in thousands)
Balance at January 28, 2012	$—	$(5,318)	$(5,318)
Other comprehensive income/(loss) before reclassifications:
Foreign currency translation adjustment	19	—	19
Net actuarial loss	—	(1,153)	(1,153)
Amounts reclassified from AOCL (1):
Pension settlement charge	—	1,760	1,760
Amortization of net actuarial loss	—	726	726
Amounts reclassified from AOCL, before tax	—	2,486	2,486
Income tax expense	—	531	531
Net current period other comprehensive income, net of tax	19	802	821
Balance at February 2, 2013	19	(4,516)	(4,497)
Other comprehensive income/(loss) before reclassifications:
Foreign currency translation adjustment	(1,309)	—	(1,309)
Net actuarial gain	—	4,156	4,156
Amounts reclassified from AOCL (1):
Amortization of net actuarial loss	—	600	600
Amounts reclassified from AOCL, before tax	—	600	600
Income tax expense	—	1,824	1,824
Net current period other comprehensive income, net of tax	(1,309)	2,932	1,623
Balance at February 1, 2014	$(1,290)	$(1,584)	$(2,874)

(1)
Amount is included in net periodic pension cost, which is presented in “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Operations. See Note 9, “Retirement Plans,” for further details.

During Fiscal 2013 and Fiscal 2012, the Company reclassified income of $0.6 million ($0.4 million net of tax) and $2.5 million ($1.5 million net of tax), respectively, from AOCL related to the Company’s employee benefit plan. During Fiscal 2011, the Company reclassified expense of $0.1 million ($0.1 million net of tax) from AOCL related to the Company’s employee benefit plan.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Selected Quarterly Financial Data - Unaudited

	Quarter
Fiscal 2013	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$574,506	$638,198	$657,532	$623,255
Gross margin	$320,565	$349,277	$366,220	$307,246
Net income	$20,912	$35,649	$41,189	$4,680
Basic earnings per share (2)	$0.45	$0.76	$0.90	$0.10
Diluted earnings per share (2)	$0.44	$0.76	$0.89	$0.10
	Quarter
Fiscal 2012	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales (1)	$560,411	$594,872	$612,548	$607,678
Gross margin	$317,371	$332,401	$354,399	$298,171
Net income	$28,732	$30,735	$40,748	$2,370
Basic earnings per share (2)	$0.59	$0.64	$0.85	$0.05
Diluted earnings per share (2)	$0.58	$0.63	$0.84	$0.05

(1)
Includes $6.2 million in pre-tax revenue recorded during the third quarter of Fiscal 2012 for a portion of the unredeemed value of gift cards and merchandise credits where the Company has determined that, under applicable state unclaimed property laws, there is no legal obligation to escheat these amounts to such states and the likelihood of redemption is considered remote.

(2)	The sum of the quarterly per share data may not equal the annual amounts due to quarterly changes in the weighted average shares and share equivalents outstanding.

12. Subsequent Event
On March 14, 2014, the Company announced an organizational restructuring to support the further integration of its brick-and-mortar and online channels and its strategic growth initiatives. As a result of the restructuring, the Company has downsized its corporate workforce, eliminating approximately 100 positions, including one of its named executive officers. The total pre-tax cash charge associated with this reduction in force is expected to be approximately $15 million, substantially all of which is expected to be incurred during the first quarter of Fiscal 2014.

ANN INC.
EXHIBIT INDEX

Document

3.1	Restated Certificate of Incorporation of the Company (as amended through May 31, 2013). Incorporated by reference to Exhibit 3.1 to the Form 8-K of the Company filed on June 4, 2013.

3.2	Bylaws of the Company (as amended through March 15, 2011). Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company filed on March 16, 2011.

10.1
Fourth Amended and Restated Credit Agreement, dated as of December 19, 2012, by and among AnnTaylor, Inc., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc., Ann Card Services, Inc., ANN Canada Inc., the financial institutions from time to time parties thereto, Bank of America, N.A., as administrative and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent and Wells Fargo Bank, National Association as documentation agent (the “Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 10-K of the Company filed on March 8, 2013.

10.2
Fourth Amended and Restated Pledge and Security Agreement, dated as of December 19, 2012, by AnnTaylor, Inc., ANN INC., Annco, Inc., AnnTaylor Distribution Services, Inc., AnnTaylor Retail, Inc. and Ann Card Services, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to the Form 10-K of the Company filed on March 8, 2013.

10.3
Fourth Amended and Restated Parent Guaranty, dated as of December 19, 2012, made by ANN INC. in favor of Bank of America, N.A., in its capacity as administrative agent for each of the lenders party to the Credit Agreement. Incorporated by reference to Exhibit 10.3 to the Form 10-K of the Company filed on March 8, 2013.

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

ANN INC.
EXHIBIT INDEX

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

10.9†
The ANN INC. 2003 Equity Incentive Plan, as amended through March 6, 2013, and the Amendment to The ANN INC. 2003 Equity Incentive Plan, dated August 22, 2013. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended August 3, 2013 filed on August 23, 2013.

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

10.11†
Amended and Restated ANN INC. Management Performance Compensation Plan, as amended through March 7, 2012, and the Amendment to the ANN INC. Management Performance Compensation Plan, dated November 19, 2013. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended November 2, 2013 filed on November 22, 2013.

10.12†	AnnTaylor Stores Corporation Deferred Compensation Plan, as amended through August 18, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on August 24, 2005.

10.13†	ANN INC. Non-Qualified Deferred Compensation Plan, as amended and restated as of November 16, 2011. Incorporated by reference to Exhibit 10.13 to the Form 10-K of the Company filed on March 9, 2012.

10.14†
AnnTaylor Stores Corporation Special Severance Plan (the “Special Severance Plan”), as amended through August 21, 2008. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company for the Quarter ended November 1, 2008 filed on November 21, 2008.

10.14.1†	Amendment to the Special Severance Plan, effective as of November 13, 2012. Incorporated by reference to Exhibit 10.14.1 to the Form 10-K of the Company filed on March 8, 2013.

10.15†	Form of 2002 Plan Non-Qualified Stock Option Agreement (Time-Vesting Options for Directors). Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on October 29, 2004.

10.16†	Form of 2003 Plan Non-Statutory Stock Option Agreement (Time-Vesting Options for Directors). Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on October 29, 2004.

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

ANN INC.
EXHIBIT INDEX

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

10.25†
Form of 2003 Plan Restricted Stock Award Agreement, as amended in 2013 (Performance-Vesting Restricted Stock). Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended May 4, 2013 filed on June 6, 2013.

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

10.31†
Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated January 14, 2013, between the Company and Katherine Hargrove Ramundo. Incorporated by reference to Exhibit 10.31 to the Form 10-K of the Company filed on March 8, 2013.

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

10.32.2†
Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Gary Muto, effective December 18, 2012. Incorporated by reference to Exhibit 10.32.2 to the Form 10-K of the Company filed on March 8, 2013.

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

10.33.2†
Second Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Brian Lynch, effective January 30, 2012. Incorporated by reference to Exhibit 10.34.2 to the Form 10-K of the Company filed on March 9, 2012.

10.33.3†
Third Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Brian Lynch, effective December 19, 2012. Incorporated by reference to Exhibit 10.33.3 to the Form 10-K of the Company filed on March 8, 2013.

ANN INC.
EXHIBIT INDEX

10.34†
Confidentiality, Non-solicitation of Associates and Non-competition Agreement, dated June 9, 2008, between the Company and Michael Nicholson. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company for the Quarter ended August 2, 2008 filed on August 22, 2008.

10.35.1†
Amendment to Confidentiality, Non-solicitation of Associates and Non-competition Agreement between the Company and Michael Nicholson, effective December 20, 2012. Incorporated by reference to Exhibit 10.35.1 to the Form 10-K of the Company filed on March 8, 2013.

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