Form 10-Q
period 2014-05-03
ANN INC.
filed 2014-05-30
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2014
Common Stock, $.0068 par value	46,827,304

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

•
the effectiveness of the Company’s brand awareness and marketing programs, its ability to maintain brand image, engage new and existing clients, drive traffic to its stores and websites and gain market share;

•	the effect of competitive pressures from other retailers;

•
the Company’s reliance on key management and its ability to hire, retain and develop qualified associates as well as ensure that the Company has the appropriate organizational structure and processes in place to achieve its strategic initiatives;

•	the performance and operation of the Company’s websites and the risks associated with Internet sales;

•	the impact of a privacy breach and the resulting effect on the Company’s business and reputation;

•
the Company’s ability to successfully upgrade and maintain its information systems in a timely and secure manner to support the needs of the organization and to operate in accordance with its business continuity plan in the event of a disruption;

•
the Company’s reliance on third-party manufacturers and key vendors, including operational risks such as reduced production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines;

•	the impact of fluctuations in sourcing costs, in particular, increases in the costs of raw materials, labor and transportation;

•	the Company’s reliance on foreign sources of production and the associated risks of doing business in foreign markets;

•	the Company’s dependence on its Louisville distribution center and third-party distribution and transportation providers;

•	the Company’s ability to successfully optimize implementation of its omni-channel retail strategy and maintain a relevant and reliable omni-channel experience for its clients;

•	the Company’s ability to manage inventory levels and changes in merchandise mix as well as optimize the operational aspects of its omni-channel fulfillment strategy;

•	the Company’s ability to successfully execute brand goals, objectives and new concepts and strategies, including international expansion;

•	the Company’s ability to secure and protect trademarks and other intellectual property rights;

•	a significant change in the regulatory environment applicable to the Company’s business and the Company’s ability to comply with legal and regulatory requirements;

•	the effect of general economic conditions on consumer spending and the Company’s liquidity and capital resources;

•	the impact of fluctuations in sales and profitability on the Company’s stock price;

•	the potential impact of natural disasters, extreme weather, public health concerns, acts of war or terrorism in the United States or worldwide;

•	the failure by independent manufacturers to comply with the Company’s social compliance program requirements or applicable laws and regulations;

•	the Company’s ability to successfully manage store growth and optimize the productivity and profitability of its store portfolio;

•
the Company’s dependence on shopping malls and other retail centers to attract clients and the impact of potential consolidation of commercial and retail landlords on the Company’s ability to negotiate favorable rental terms; and

•	the effect of tax matters on its business operations.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters Ended May 3, 2014 and May 4, 2013
(unaudited)

	Quarter Ended
	May 3, 2014	May 4, 2013
	(in thousands, except per share amounts)
Net sales	$590,592	$574,506
Cost of sales	275,400	253,941
Gross margin	315,192	320,565
Selling, general and administrative expenses	288,672	286,653
Restructuring charge	17,303	—
Operating income	9,217	33,912
Interest and investment income/(expense), net	(497)	87
Other non-operating income, net	25	54
Income before income taxes	8,745	34,053
Income tax provision	3,562	13,141
Net income	$5,183	$20,912

Earnings per share:
Basic earnings per share	$0.11	$0.45

Weighted average shares outstanding	45,578	46,079

Diluted earnings per share	$0.11	$0.44

Weighted average shares outstanding, assuming dilution	46,043	46,540

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Quarters Ended May 3, 2014 and May 4, 2013
(unaudited)

	Quarter Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Net income	$5,183	$20,912

Other comprehensive income/(loss):
Foreign currency translation adjustment	186	(259)
Amortization of net actuarial loss on pension plan	—	157
Other comprehensive income/(loss), before tax	186	(102)
Income tax expense on other comprehensive income	—	61
Other comprehensive income/(loss), net of tax	186	(163)
Comprehensive income	$5,369	$20,749

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
May 3, 2014, February 1, 2014 and May 4, 2013
(unaudited)

	May 3, 2014	February 1, 2014	May 4, 2013
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$127,691	$201,707	$80,482
Accounts receivable	29,953	22,448	32,414
Merchandise inventories	282,912	239,667	265,836
Refundable income taxes	7,190	7,252	9,661
Deferred income taxes	32,936	28,854	30,443
Prepaid expenses and other current assets	64,206	61,287	69,651
Total current assets	544,888	561,215	488,487
Property and equipment, net	438,838	443,086	411,573
Deferred income taxes	5,142	6,599	1,931
Other assets	22,168	22,060	19,205
Total assets	$1,011,036	$1,032,960	$921,196
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$107,481	$101,276	$108,568
Accrued salaries and bonus	29,324	24,546	18,624
Current portion of long-term performance compensation	5,109	20,339	18,178
Accrued tenancy	37,137	38,331	37,256
Gift certificates and merchandise credits redeemable	41,801	48,150	39,840
Accrued expenses and other current liabilities	82,073	97,101	83,567
Total current liabilities	302,925	329,743	306,033
Deferred lease costs	160,180	164,703	163,645
Deferred income taxes	36	36	2,963
Long-term performance compensation, less current portion	7,111	15,456	11,330
Other liabilities	56,775	54,566	29,308

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516 shares issued	561	561	561
Additional paid-in capital	737,687	751,765	748,245
Retained earnings	784,455	779,272	697,754
Accumulated other comprehensive loss	(2,688)	(2,874)	(4,660)
Treasury stock, 35,736,212; 36,344,643 and 35,411,598 shares, respectively, at cost	(1,036,006)	(1,060,268)	(1,033,983)
Total stockholders’ equity	484,009	468,456	407,917
Total liabilities and stockholders’ equity	$1,011,036	$1,032,960	$921,196

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters Ended May 3, 2014 and May 4, 2013
(unaudited)

	Quarter Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Operating activities:
Net income	$5,183	$20,912
Adjustments to reconcile net income to net cash used for operating activities:
Deferred income taxes	(2,591)	8,538
Depreciation and amortization	28,607	25,304
Loss on disposal and write-down of property and equipment	232	930
Stock-based compensation	3,890	4,036
Non-cash interest and other non-cash items	131	(155)
Tax benefit from exercise/vesting of stock awards	750	1,093
Changes in assets and liabilities:
Accounts receivable	(7,502)	(14,558)
Merchandise inventories	(43,197)	(48,988)
Prepaid expenses and other current assets	(2,961)	(4,853)
Refundable income taxes	62	(460)
Other non-current assets	(7)	398
Other non-current liabilities	(3,607)	1,800
Accounts payable, accrued expenses and other current liabilities	(30,817)	(43,725)
Net cash used for operating activities	(51,827)	(49,728)
Investing activities:
Purchases of marketable securities	(1,580)	(2,333)
Sales of marketable securities	1,118	574
Purchases of property and equipment	(26,259)	(29,318)
Other, net	—	1,020
Net cash used for investing activities	(26,721)	(30,057)
Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	711	742
Proceeds from exercise of stock options	9,369	869
Excess tax benefits from stock-based compensation	1,157	1,175
Repurchases of common and restricted stock	(4,536)	(4,683)
Repayments on fixed asset financing and capital lease obligations	(929)	(374)
Change in trade payable program obligation	(1,254)	(4,434)
Net cash provided by/(used for) financing activities	4,518	(6,705)
Effect of exchange rate changes on cash and cash equivalents	14	(39)
Net decrease in cash and cash equivalents	(74,016)	(86,529)
Cash and cash equivalents, beginning of period	201,707	167,011
Cash and cash equivalents, end of period	$127,691	$80,482

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

The results of operations for the 2014 interim period presented in the Condensed Consolidated Financial Statements are not necessarily indicative of results to be expected for Fiscal 2014.

The February 1, 2014 Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheets of ANN INC. (the “Company”) included in its Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. As such, the financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014. The Company believes that the disclosures made are adequate to prevent the interim financial statements from being misleading.
Recent Accounting Pronouncements

During the three months ended May 3, 2014, there were no recently issued accounting standards which are expected to have a material impact on the Company's financial statements in future periods.

2.	Restructuring Charge
During the first quarter of Fiscal 2014, the Company executed an organizational restructuring in support of its omni-channel retail strategy and its strategic growth initiatives. As part of the restructuring, the Company realigned certain functions within its corporate workforce, including its marketing, merchandise planning, procurement and allocation functions, to eliminate redundancy and integrate processes to better support its brands and serve its clients. These actions resulted in the separation of approximately 100 full-time associates. In connection with this effort, the Company recorded a pre-tax restructuring charge of approximately $17.3 million for severance and other costs. The Company does not expect further material costs related to the restructuring and expects to pay all amounts accrued in connection with the restructuring by 2017.
The following table details information related to the restructuring reserve during the quarter ended May 3, 2014:

	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at February 1, 2014	$—	$—	$—
Restructuring charge	16,742	561	17,303
Cash payments	(1,251)	(561)	(1,812)
Reclassification to restructuring reserve (1)	1,867	—	1,867
Balance at May 3, 2014	$17,358	$—	$17,358

(1)	Prior compensation accruals related to associates separated in connection with the restructuring were reclassified to the restructuring reserve.
 Approximately $11.5 million and $5.9 million of the restructuring reserve is included in “Accrued salaries and bonus” and “Other liabilities,” respectively, on the Company’s Condensed Consolidated Balance Sheet at May 3, 2014, based upon the expected timing of the payments.

ANN INC
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

•
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

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

	May 3, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$3,188	$3,188	$—	$—
Fixed income funds	806	806	—	—
Equity funds	7,605	7,605	—	—
Total assets	$11,599	$11,599	$—	$—

	February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$3,698	$3,698	$—	$—
Fixed income funds	782	782	—	—
Equity funds	6,944	6,944	—	—
Total assets	$11,424	$11,424	$—	$—

	May 4, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$582	$582	$—	$—
Fixed income funds	676	—	676	—
Equity funds	8,948	—	8,948	—
Total assets	$10,206	$582	$9,624	$—

As of the dates presented, the Company believes that the carrying value of cash and cash equivalents, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

ANN INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

4.	Earnings Per Share
The following table presents a reconciliation of basic and diluted earnings per share for the quarters ended May 3, 2014 and May 4, 2013:

	Quarter Ended
	May 3, 2014			May 4, 2013
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$5,183			$20,912
Less net income associated with participating securities	102			380
Basic earnings per share	$5,081	45,578	$0.11	$20,532	46,079	$0.45
Diluted Earnings per Share:
Net income	$5,183			$20,912
Less net income associated with participating securities	101			377
Effect of dilutive securities		465			461
Diluted earnings per share	$5,082	46,043	$0.11	$20,535	46,540	$0.44
For the quarters ended May 3, 2014 and May 4, 2013, non-participating securities (stock options) representing 24,000 and 798,670, respectively, were excluded from the computation of weighted average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods.

5.	Equity and Incentive Compensation Plans
Stock Incentive Plans
During the quarters ended May 3, 2014 and May 4, 2013, the Company recognized approximately $3.9 million and $4.0 million, respectively, in stock-based compensation expense. As of May 3, 2014, there was $3.3 million and $21.1 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a remaining weighted average vesting period of 2.0 years and 3.2 years, respectively. Restricted stock award grants and shares underlying the exercise of stock options during the three months ended May 3, 2014 were issued out of treasury stock. In addition, restricted stock awards forfeited, as well as shares returned to cover employee tax withholding obligations related to the exercise of stock options and the vesting of restricted stock, were returned to treasury stock.
Stock Options
The following table summarizes stock option activity for the quarter ended May 3, 2014:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	2,199,719	$26.60
Granted (1)	63,700	37.52
Exercised	(319,356)	29.34
Forfeited or expired	(39,072)	27.54
Options outstanding at end of period	1,904,991	$26.49
Vested and exercisable at May 3, 2014	1,649,141	$25.64
Options expected to vest in the future as of May 3, 2014	230,515	$32.18

(1)	Awards vest annually over a three-year period and expire ten years after the grant date.

ANN INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5.	Equity and Incentive Compensation Plans (Continued)
Stock Options (continued)
The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted as of the grant date. For the quarters ended May 3, 2014 and May 4, 2013, the fair value of options granted was estimated using the following weighted average assumptions:

	Quarter Ended
	May 3, 2014	May 4, 2013
Expected volatility	47.5%	52.9%
Risk-free interest rate	1.7%	0.9%
Expected life (years)	5.4	5.0
Dividend yield	—	—

The weighted average fair value of options granted during the quarters ended May 3, 2014 and May 4, 2013 was $16.79 and $14.09 per share, respectively. The Company estimates the volatility of its common stock on the date of grant based on an average of its historical common stock volatility and the implied volatility of publicly traded options on its common stock.

Restricted Stock
The following table summarizes restricted stock activity for the quarter ended May 3, 2014:

	Time - Based			Performance - Based
	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Restricted stock awards at February 1, 2014	602,205		$29.95	289,935		$29.56
Granted	383,600	(1)	37.52	139,717	(2)	37.52
Vested	(179,415)		28.70	(124,139)		29.24
Forfeited	(81,859)		30.09	(49,428)		29.41
Restricted stock awards at May 3, 2014	724,531		$34.25	256,085		$34.09

(1)	Of this amount, 127,700 shares vest in equal installments in each of March 2015, 2016 and 2017, and 255,900 shares vest in equal installments in each of March 2017, 2018 and 2019.

(2)
These shares vest over a three-year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 50% to 200% of the shares granted with respect to each tranche. If the Company does not achieve the minimum threshold goal associated with such shares, grantees will not earn any shares with respect to that tranche.

Long-Term Performance Compensation
The Company maintains a long-term cash incentive program, the Restricted Cash Program (“RCP”), for vice-presidents and above. Compensation expense under the RCP is charged to the same income statement line item as the base salary earned by participating associates. During the quarter ended May 3, 2014, compensation expense recognized under the RCP was immaterial, since the current period expense related to amounts earned and banked under the program was substantially offset by the benefit associated with changes in forfeiture rate estimates, due, in part, to the Company's restructuring. During the quarter ended May 4, 2013, the Company recognized $4.7 million in compensation expense under the RCP, inclusive of the immaterial effect of changes in estimates. As of May 3, 2014, there was $18.6 million of unrecognized compensation cost under the RCP, which is expected to be recognized over a remaining weighted average deferral period of 2.9 years.

ANN INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

6.	Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss (“AOCL”) for the quarter ended May 3, 2014:

	Foreign Currency Translation	Unrecognized Pension Benefit Costs	Total
	(in thousands)
Balance at February 1, 2014	$(1,290)	$(1,584)	$(2,874)
Other comprehensive income/(loss) before reclassifications:
Foreign currency translation adjustment	186	—	186
Balance at May 3, 2014	$(1,104)	$(1,584)	$(2,688)

7.	Legal Proceedings
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
Our rich heritage dates back to 1954, when we opened our first Ann Taylor store in New Haven, Connecticut. Back then, “Ann Taylor” represented a best-selling dress style that embodied the well-dressed woman. Today, we operate 1,032 retail stores in 47 states, the District of Columbia, Puerto Rico and Canada. In addition to our stores, our clients can shop online in more than 100 countries worldwide at www.anntaylor.com and www.LOFT.com (together, our “Websites”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444.
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
Management Overview
Our results during the first quarter of Fiscal 2014 reflect the impact of headwinds from the severe winter weather, continued traffic challenges across the industry and a highly promotional retail environment, which impacted the top-line at both Ann Taylor and LOFT and our overall gross margin rate performance. However, due, in part, to continued disciplined expense management, selling, general and administrative expenses were essentially flat, representing a 100 basis point improvement in SG&A rate performance over the first quarter of Fiscal 2013. We also recorded a pre-tax restructuring charge of $17.3 million during the first quarter in connection with our previously announced strategic organizational realignment, which was designed to integrate processes across the organization in support of our omni-channel retail strategy to better serve our clients. This all contributed to net income of $5.2 million and diluted earnings per share of $0.11 for the first quarter. Excluding the after-tax effect of restructuring costs of $10.2 million, or $0.22 per diluted share, first quarter net income was $15.4 million or $0.33 per diluted share.
At the Ann Taylor brand, total net sales in the first quarter of Fiscal 2014 were essentially flat to last year and overall comparable sales declined 2.3%. At Ann Taylor, which includes Ann Taylor stores and anntaylor.com, comparable sales were flat with the first quarter of Fiscal 2013, reflecting the strength of our merchandise assortment and pricing strategies despite soft traffic and a highly promotional environment throughout much of the quarter. As a result, we experienced higher full-price sell-through and improved gross margin rate performance as compared to last year. At Ann Taylor Factory, comparable sales declined 7.1%, reflecting continued traffic challenges in factory outlet centers and softness in basic knit tops and key item sweaters early in the quarter.
At the LOFT brand, total net sales in the first quarter of Fiscal 2014 increased 4.3% compared to last year, while overall comparable sales declined 1.6%. At LOFT, which includes LOFT stores and LOFT.com, comparable sales decreased 1.8%, reflecting the impact of lower mall traffic, particularly in the first two months of the quarter. In addition, LOFT experienced softness in the knit tops category during the quarter, although clients responded favorably to LOFT’s overall fashion offering. At LOFT Outlet, total net sales increased 13.4% over the first quarter of Fiscal 2013, while comparable sales declined 0.2%. This performance was primarily driven by store growth and a strong merchandise assortment, partially offset by the impact of continued weak traffic in factory outlet centers.
During the first quarter of Fiscal 2014, our real estate strategy remained focused on expanding LOFT’s domestic small- and mid-market store presence and on factory outlet store growth at both brands, as well as the execution of selective store closures across the fleet. Toward that end, we opened a total of 13 new stores during the quarter, comprised of three Ann Taylor Factory stores, seven LOFT stores and three LOFT Outlet stores. We also right-sized two existing stores and closed a total of six underperforming stores. Our total store count at the end of the first quarter of Fiscal 2014 was 1,032 stores.
We also made progress on our Fiscal 2014 strategic priorities. First among these is the further evolution of our business for continued growth in an increasingly omni-channel retail environment. During the first quarter, we successfully executed our previously announced strategic organizational realignment and are moving forward with a leaner, more efficient and integrated structure to best position us to optimize brand growth and serve our client, whenever and wherever she chooses to shop. In addition, during 2014, we will further enhance our online shopping experience through improved site speed and functionality and the roll-out of an enhanced mobile experience across both brands. These efforts were designed to improve the online client experience and drive higher conversion. We will also begin to lay the groundwork for the second phase of our omni-channel initiative, designed to further enhance the seamless client shopping experience by enabling fulfillment of in-store client orders online. We will also further develop our CRM tool for more effective marketing and client outreach.
During the first quarter, we continued to focus on the further development of our new concept, Lou & Grey, opening the first shop-in-shop in our Westport, CT LOFT store. We are highly encouraged by the initial results in this location. Later this year, we expect to open four stand-alone stores to support our assessment of the growth opportunities of Lou & Grey. In terms of international growth, we plan to expand the presence of both Ann Taylor and LOFT with a small number of store openings in Canada during the second quarter and also expect to open a LOFT store in Mexico later this year.
Overall, we are moving forward on our commitment to strengthen our position as the go-to wardrobing destination for women of style. Together, Ann Taylor, LOFT and Lou & Grey represent a full-spectrum offering that put ANN INC. in a unique position to meet the needs of women at every important phase of their lives. We believe our strategic initiatives present significant opportunities to build on the strength of these brands in order to deliver long-term, profitable growth in 2014 and beyond. In addition, with $128 million in cash and cash equivalents, no bank debt, strong free cash flow and availability under our $250 million share repurchase program, we will continue to evaluate share repurchase activity as another means of further enhancing shareholder value.
Key Performance Indicators
In evaluating our performance, senior management reviews certain key performance indicators, including:

•
Comparable sales – Comparable sales (“comps”) provide a measure of existing store sales performance. A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of greater than 15% is treated as a new store for the first year following its reopening. Sales from our Websites are also included in comparable sales. In a fiscal year with 53 weeks, sales in the last week of that fiscal year are excluded from comparable sales.

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

Results of Operations
The following table sets forth data from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	Quarter Ended
	May 3, 2014	May 4, 2013
Net sales	100.0%	100.0%
Cost of sales	46.6%	44.2%
Gross margin	53.4%	55.8%
Selling, general and administrative expenses	48.9%	49.9%
Restructuring charge	2.9%	—%
Operating income	1.6%	5.9%
Interest and investment income/(expense), net	(0.1)%	—%
Other non-operating income, net	—%	—%
Income before income taxes	1.5%	5.9%
Income tax provision	0.6%	2.3%
Net income	0.9%	3.6%
The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period:

	Quarter Ended
	May 3, 2014	May 4, 2013
	increase/(decrease)
Net sales	2.8%	2.5%
Gross margin	(1.7)%	1.0%
Operating income	(72.8)%	(25.2)%
Net income	(75.2)%	(27.2)%

Sales and Sales-Related Metrics
The following tables set forth certain sales and sales-related metrics:

	Quarter Ended
	May 3, 2014		May 4, 2013
	Sales	Comp %	Sales	Comp %
Sales and Comparable Sales	($ in thousands)
Ann Taylor brand
Ann Taylor (1)	$150,656	—%	$150,783	6.2%
Ann Taylor Factory	69,293	(7.1)%	68,484	(5.8)%
Total Ann Taylor brand	$219,949	(2.3)%	$219,267	1.9%
LOFT brand
LOFT (2)	$306,289	(1.8)%	$298,497	(0.9)%
LOFT Outlet	64,354	(0.2)%	56,742	(7.9)%
Total LOFT brand	$370,643	(1.6)%	$355,239	(1.9)%
Total Company	$590,592	(1.8)%	$574,506	(0.5)%

(1)	Includes sales at Ann Taylor stores and anntaylor.com.

(2)	Includes sales at LOFT stores and LOFT.com.

Sales and Sales-Related Metrics (Continued)

	Quarter Ended
	May 3, 2014	May 4, 2013
Sales-Related Metrics
Average Dollars Per Transaction (“DPT”)
Ann Taylor brand	$83.29	$79.90
LOFT brand	64.25	64.61
Average Units Per Transaction (“UPT”)
Ann Taylor brand	2.49	2.49
LOFT brand	2.74	2.67
Average Unit Retail (“AUR”)
Ann Taylor brand	$33.45	$32.09
LOFT brand	23.45	24.20

Store Data

The following tables set forth certain store data:

	Quarter Ended
	May 3, 2014		May 4, 2013
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Ann Taylor brand
Ann Taylor	264	1,306	273	1,375
Ann Taylor Factory	111	748	102	698
Total Ann Taylor brand	375	2,054	375	2,073
LOFT brand
LOFT	544	3,106	516	2,965
LOFT Outlet	113	744	98	661
Total LOFT brand	657	3,850	614	3,626
Total Company	1,032	5,904	989	5,699
Number of:
Stores open at beginning of period	1,025	5,873	984	5,685
New stores (1)	13	71	13	66
Downsized/expanded stores, net (2)	—	(10)	—	(6)
Closed stores	(6)	(30)	(8)	(46)
Stores open at end of period	1,032	5,904	989	5,699

(1)
During the quarter ended May 3, 2014, we opened three new Ann Taylor Factory stores, seven new LOFT stores and three new LOFT Outlet stores. In addition, we opened our first Lou & Grey store within an existing LOFT store. During the quarter ended May 4, 2013, we opened one new Ann Taylor store, one new Ann Taylor Factory store, nine new LOFT stores and two new LOFT Outlet stores.

(2)
During the quarter ended May 3, 2014, we downsized one Ann Taylor store and one LOFT Outlet store. During the quarter ended May 4, 2013, we downsized two Ann Taylor stores, one Ann Taylor Factory store and two LOFT stores.

Total net sales for the quarter ended May 3, 2014 increased approximately $16.1 million, or 2.8%, as compared with the prior-year period. This increase was primarily due to the impact of net store growth and higher revenue related to our private label and co-branded credit card program, partially offset by a 1.8% decline in total comparable sales. The decrease in total comparable sales was due to comparable sales declines in our brick-and-mortar channels, particularly at Ann Taylor Factory and LOFT, approximately two-thirds of which was offset by higher sales at our Websites. Overall, our sales results continued to be impacted by softer traffic trends, unseasonably cold weather and a highly promotional retail environment.

At the Ann Taylor brand, total net sales increased $0.7 million, or 0.3%, over the first quarter of Fiscal 2013, with comparable sales down 2.3%. At Ann Taylor, which includes Ann Taylor stores and anntaylor.com, both net sales and comparable sales were essentially flat to last year. While we experienced a year-over-year net decrease in stores and softer traffic, clients responded favorably to our product offering and merchandising strategy, which helped drive full-price sell-through and improvement in both AUR and DPT. At Ann Taylor Factory, net sales increased 1.2% to $69.3 million, primarily due to net store growth partially offset by a 7.1% decrease in comparable sales. This performance reflected the impact of product challenges early in the quarter, continued traffic challenges and a highly promotional environment in factory outlet centers, all of which contributed to decreases in AUR and DPT.
At the LOFT brand, total net sales increased approximately $15.4 million, or 4.3%, as compared with the first quarter of Fiscal 2013, with comparable sales down 1.6%. At LOFT, which includes LOFT stores and LOFT.com, net sales increased 2.6% to $306.3 million, primarily due to a year-over-year net increase in stores partially offset by a 1.8% decline in comparable sales. LOFT experienced some product challenges early in the quarter, which combined with the highly promotional environment, weighed on both AUR and DPT. At LOFT Outlet, net sales increased 13.4% to $64.4 million, primarily due to net store growth, while comparable sales were down slightly at 0.2%. Although traffic continued to be challenging in factory outlet centers, strong product and effective promotions helped drive increases in conversion, UPT and DPT.
Cost of Sales and Gross Margin
The following table presents cost of sales and gross margin in dollars and gross margin as a percentage of net sales:

	Quarter Ended
	May 3, 2014	May 4, 2013
	(dollars in thousands)
Cost of sales	$275,400	$253,941
Gross margin	$315,192	$320,565
Percentage of net sales	53.4%	55.8%

Gross margin as a percentage of net sales for the quarter ended May 3, 2014 was 53.4%, a decrease from 55.8% in the comparable 2013 period. Our overall gross margin rate performance was negatively impacted by the continued competitive retail environment, which caused us to be more promotional than planned at both brands in order to clear through inventory. As a result, we experienced an overall decrease in merchandise gross margin rate performance, despite higher merchandise gross margin rate performance at Ann Taylor, which was primarily due to higher full-price sell-through.
Selling, General and Administrative Expenses
The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales:

	Quarter Ended
	May 3, 2014	May 4, 2013
	(dollars in thousands)
Selling, general and administrative expenses	$288,672	$286,653
Percentage of net sales	48.9%	49.9%

For the quarter ended May 3, 2014, selling, general and administrative expenses increased approximately $2.0 million compared with the first quarter of Fiscal 2013. This increase was primarily due to increases in payroll, occupancy and other variable expenses related to store growth, as well as other expenses to support the expansion of our business. These increases were partially offset by an overall decrease in performance-based compensation expense, primarily resulting from the impact of changes in the forfeiture rate estimates applied to our long-term performance compensation plan, due, in part, to our restructuring. As a percentage of net sales, selling, general and administrative expenses decreased 100 basis points as compared to the first quarter of Fiscal 2013, reflecting a decrease in performance-based compensation expense, as well as the benefit of ongoing disciplined expense management. This decrease was partially offset by an increase in payroll, occupancy and other variable expenses related to store growth.

Restructuring Charge

During the first quarter of Fiscal 2014, we executed an organizational restructuring in support of our omni-channel retail strategy and our strategic growth initiatives. As part of the restructuring, we realigned certain functions within our corporate workforce, including our marketing, merchandise planning, procurement and allocation functions, to eliminate redundancy and integrate processes to better support our brands and serve our clients. These actions resulted in the separation of approximately 100 full-time associates. In connection with this effort, we recorded a pre-tax restructuring charge of approximately $17.3 million, or 2.9% of net sales, for severance and other costs, and do not expect further material costs related to the restructuring. The restructuring is expected to result in pre-tax operating savings of approximately $20 million in Fiscal 2014 and approximately $25 million annually thereafter. There were no material savings related to the restructuring during the first quarter of Fiscal 2014. For additional information, see Note 2, "Restructuring Charge," in the Notes to Condensed Consolidated Financial Statements.

Income Taxes
The following table presents our income tax provision and effective income tax rate:

	Quarter Ended
	May 3, 2014	May 4, 2013
	(dollars in thousands)
Income tax provision	$3,562	$13,141
Effective income tax rate	40.7%	38.6%

Our effective income tax rate was 40.7% for the quarter ended May 3, 2014 as compared to 38.6% for the comparable 2013 period, primarily due to the effect of certain discrete items recorded during the prior-year period.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow from operations, available cash and cash equivalents and availability under our revolving credit facility. Our primary cash requirements relate to working capital needs, retail store expansion, store renovation and refurbishment, investments in technology and additional share repurchases.
The following table sets forth certain measures of our liquidity:

	May 3, 2014	February 1, 2014	May 4, 2013
	(dollars in thousands)
Working capital	$241,963	$231,472	$182,454
Current ratio	1.80:1	1.70:1	1.60:1

Operating Activities
Cash used for operating activities was $51.8 million for the three months ended May 3, 2014, compared with $49.7 million for the three months ended May 4, 2013. The year-over-year increase in cash used for operating activities is primarily the result of lower net income, partially offset by lower payments under our incentive compensation plans.
Merchandise inventories increased approximately $17.1 million, or 6.4%, at May 3, 2014 compared to May 4, 2013. On a per-square-foot basis, merchandise inventories at May 3, 2014 increased 3% as compared to May 4, 2013, reflecting increases of 15% at Ann Taylor and 8% in our factory outlet channels, partially offset by a 6% decrease at LOFT. The increase in inventory per square foot at Ann Taylor was due to a change in the merchandise mix, which resulted in higher average unit cost and a slight decrease in unit inventory per square foot as compared to last year. Merchandise mix also contributed to the increase in inventory per square foot in our factory outlet channels, although unit inventory was also up slightly compared to last year. At LOFT, the decrease in inventory per square foot was primarily due to the successful clearance of early Spring product, as well as an overall decrease in unit inventory per square foot.

Investing Activities
Cash used for investing activities was $26.7 million for the three months ended May 3, 2014, compared with $30.1 million for the three months ended May 4, 2013. Cash used for investing activities was primarily driven by capital expenditures related to our store expansion and refurbishment projects during both periods.

Financing Activities
Cash provided by financing activities was $4.5 million for the three months ended May 3, 2014, compared with $6.7 million in cash used for financing activities during the three months ended May 4, 2013. The year-over-year change is primarily due to an increase in stock option exercise activity during the quarter ended May 3, 2014.

Revolving Credit Facility
On December 19, 2012, our wholly-owned subsidiary, AnnTaylor, Inc., and certain of its subsidiaries, entered into a Fourth Amended and Restated $250 million senior secured revolving credit facility with Bank of America, N.A. and a syndicate of lenders (the “Credit Facility”), which amended the then existing senior secured revolving credit facility due to expire in April 2013.
The Credit Facility, which expires on December 19, 2017, includes a $75 million sub-facility solely for loans and letters of credit to be provided to ANN Canada Inc., a wholly owned subsidiary of AnnTaylor, Inc., and an option to expand the total facility and the aggregate commitments thereunder up to $400 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility may be used for working capital, letters of credit and other corporate purposes, and contains an acceleration clause which, upon the occurrence of an Event of Default, including but not limited to, a Material Adverse Effect, as defined in the Credit Facility, may cause any outstanding borrowings to become immediately due and payable.
The maximum availability for loans and letters of credit under the Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages to certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $10.3 million, $11.0 million and $13.7 million as of May 3, 2014, February 1, 2014 and May 4, 2013, respectively, leaving a remaining available balance for loans and letters of credit of $239.7 million, $171.4 million and $236.3 million, respectively. There were no borrowings outstanding under the Credit Facility at May 3, 2014, February 1, 2014, May 4, 2013 or as of May 30, 2014, the date of this filing.

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
During the quarters ended May 3, 2014 and May 4, 2013, we recognized approximately $10.3 million and $2.3 million of revenue related to the credit card program, respectively. At May 3, 2014, February 1, 2014 and May 4, 2013, approximately $5.7 million, $3.0 million and $2.7 million, respectively, of deferred credit card income is included in “Accrued expenses and other current liabilities” on our Condensed Consolidated Balance Sheets. Additionally, in connection with the December 2013 agreement, $19.5 million and $20.7 million of long-term deferred credit card income is included in “Other liabilities” on our Consolidated Balance Sheets at May 3, 2014 and February 1, 2014, respectively. Partially offsetting the income from the credit card program are costs, net of points breakage, related to the customer loyalty program. These costs are included in either Cost of sales or in Net sales as a Sales discount, as appropriate. The Cost of sales impact, net of points breakage, was approximately $2.9 million and $1.1 million and the Sales discount impact was approximately $3.3 million and $1.5 million for the quarters ended May 3, 2014 and May 4, 2013, respectively.

Other
Foreign cash balances at May 3, 2014 were $5.8 million, the majority of which was held in Canadian dollars. As of February 1, 2014 and May 4, 2013, we had foreign cash balances of $2.1 million and $1.3 million, respectively.
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
We are self-insured for expenses related to our employee point of service medical plan, our workers' compensation plan, general liability plan and for short-term and long-term disability, up to certain thresholds.

Critical Accounting Policies and Estimates
Our discussion and analysis of our results of operations and capital resources are based on the Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and use assumptions that affect the reported amounts in the financial statements and accompanying notes, including revenue, expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. Management has determined that our most critical accounting estimates are those related to revenue recognition, merchandise inventory valuation, asset impairment, income taxes and stock and incentive-based compensation. Actual results in these areas could differ from management’s estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes in the information concerning our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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
We are exposed to limited market risk, primarily related to foreign currency exchange. We have exchange rate exposure primarily with respect to certain revenues and costs denominated in the Canadian dollar. As of May 3, 2014, our monetary assets and liabilities subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.
Our Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of May 3, 2014, we did not hold any investments that did not qualify as cash and cash equivalents.

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
During the first quarter of Fiscal 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As of May 3, 2014, the Company continued to utilize the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and plans to transition to the Internal Control – Integrated Framework (2013) by the end of Fiscal 2014.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases of our common stock for the periods indicated, which, upon repurchase, are classified as treasury shares available for general corporate purposes:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
February 2, 2014 to March 1, 2014	—	$—	—	$250,000
March 2, 2014 to April 5, 2014	125,529	36.14	—	250,000
April 6, 2014 to May 3, 2014	—	—	—	250,000
	125,529		—

(1)
Represents shares of restricted stock purchased in connection with employee tax withholding obligations under the employee equity compensation plans, which are not purchases under the Company’s publicly announced program.

(2)
On August 21, 2013, our Board of Directors approved a new $250 million securities repurchase program (the "Repurchase Program"). There were no repurchases made under the Repurchase Program during the quarter ended May 3, 2014. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

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

ANN INC.

Date:	May 30, 2014	By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 30, 2014	By:	/s/ Michael J. Nicholson
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