Form 10-Q
period 2014-08-02
ANN INC.
filed 2014-08-22
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2014
Common Stock, $.0068 par value	45,745,229

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Six Months Ended August 2, 2014 and August 3, 2013
(unaudited)

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(in thousands, except per share amounts)
Net sales	$648,660	$638,198	$1,239,252	$1,212,704
Cost of sales	309,055	288,921	584,455	542,862
Gross margin	339,605	349,277	654,797	669,842
Selling, general and administrative expenses	284,732	289,298	573,404	575,951
Restructuring charge	—	—	17,303	—
Operating income	54,873	59,979	64,090	93,891
Interest and investment income/(expense), net	(20)	354	(517)	441
Other non-operating income/(expense), net	(153)	143	(128)	197
Income before income taxes	54,700	60,476	63,445	94,529
Income tax provision	22,021	24,827	25,583	37,968
Net income	$32,679	$35,649	$37,862	$56,561

Earnings per share:
Basic earnings per share	$0.70	$0.76	$0.81	$1.21

Weighted average shares outstanding	45,480	45,695	45,529	45,887

Diluted earnings per share	$0.70	$0.76	$0.81	$1.20

Weighted average shares outstanding, assuming dilution	45,921	46,125	45,982	46,332

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Quarters and Six Months Ended August 2, 2014 and August 3, 2013
(unaudited)

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(in thousands)
Net income	$32,679	$35,649	$37,862	$56,561

Other comprehensive income/(loss):
Foreign currency translation adjustment	189	(167)	375	(426)
Amortization of net actuarial loss on pension plan	—	158	—	315
Other comprehensive income/(loss), before tax	189	(9)	375	(111)
Income tax expense on other comprehensive income	—	60	—	121
Other comprehensive income/(loss), net of tax	189	(69)	375	(232)
Comprehensive income	$32,868	$35,580	$38,237	$56,329

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
August 2, 2014, February 1, 2014 and August 3, 2013
(unaudited)

	August 2, 2014	February 1, 2014	August 3, 2013
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$150,325	$201,707	$107,021
Accounts receivable	25,347	22,448	24,438
Merchandise inventories	255,262	239,667	247,269
Refundable income taxes	6,658	7,252	8,271
Deferred income taxes	25,022	28,854	28,358
Prepaid expenses and other current assets	61,593	61,287	67,008
Total current assets	524,207	561,215	482,365
Property and equipment, net	437,927	443,086	423,850
Deferred income taxes	14,941	6,599	2,191
Other assets	21,767	22,060	21,457
Total assets	$998,842	$1,032,960	$929,863
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$105,148	$101,276	$105,264
Accrued salaries and bonus	30,416	24,546	25,575
Current portion of long-term performance compensation	5,408	20,339	19,181
Accrued tenancy	37,074	38,331	38,312
Gift certificates and merchandise credits redeemable	38,454	48,150	37,873
Accrued expenses and other current liabilities	84,339	97,101	83,748
Total current liabilities	300,839	329,743	309,953
Deferred lease costs	160,356	164,703	165,027
Deferred income taxes	36	36	6,116
Long-term performance compensation, less current portion	8,049	15,456	12,452
Other liabilities	54,944	54,566	34,842

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516 shares issued	561	561	561
Additional paid-in capital	739,580	751,765	747,986
Retained earnings	817,134	779,272	733,403
Accumulated other comprehensive loss	(2,499)	(2,874)	(4,729)
Treasury stock, 36,818,287; 36,344,643 and 36,730,220 shares, respectively, at cost	(1,080,158)	(1,060,268)	(1,075,748)
Total stockholders’ equity	474,618	468,456	401,473
Total liabilities and stockholders’ equity	$998,842	$1,032,960	$929,863

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended August 2, 2014 and August 3, 2013
(unaudited)

	Six Months Ended
	August 2, 2014	August 3, 2013
	(in thousands)
Operating activities:
Net income	$37,862	$56,561
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(4,235)	13,456
Depreciation and amortization	55,927	51,667
Loss on disposal and write-down of property and equipment	604	1,754
Stock-based compensation	6,804	7,616
Non-cash interest and other non-cash items	(786)	(623)
Tax benefit from exercise/vesting of stock awards	1,072	1,480
Changes in assets and liabilities:
Accounts receivable	(2,896)	(6,625)
Merchandise inventories	(15,536)	(30,421)
Prepaid expenses and other current assets	(356)	(816)
Refundable income taxes	594	930
Other non-current assets	623	(1,165)
Other non-current liabilities	(3,543)	7,819
Accounts payable, accrued expenses and other current liabilities	(27,432)	(46,534)
Net cash provided by operating activities	48,702	55,099
Investing activities:
Purchases of marketable securities	(1,808)	(2,565)
Sales of marketable securities	1,162	574
Purchases of property and equipment	(56,607)	(60,679)
Other, net	(250)	813
Net cash used for investing activities	(57,503)	(61,857)
Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	1,158	1,169
Proceeds from exercise of stock options	13,217	3,603
Excess tax benefits from stock-based compensation	1,696	1,676
Repurchases of common and restricted stock	(54,556)	(53,832)
Repayments on fixed asset financing and capital lease obligations	(1,746)	(751)
Change in trade payable program obligation	(2,226)	(4,988)
Net cash used for financing activities	(42,457)	(53,123)
Effect of exchange rate changes on cash and cash equivalents	(124)	(109)
Net decrease in cash and cash equivalents	(51,382)	(59,990)
Cash and cash equivalents, beginning of period	201,707	167,011
Cash and cash equivalents, end of period	$150,325	$107,021

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

The results of operations for the 2014 interim periods presented in the Condensed Consolidated Financial Statements are not necessarily indicative of results to be expected for Fiscal 2014.

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
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” as well as various other sections of the ASC, such as, but not limited to, ASC 340-20, “Other Assets and Deferred Costs-Capitalized Advertising Costs.” The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes a cohesive set of disclosure requirements that would result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is not permitted. The Company is in the process of evaluating the impact of ASU 2014-09, including the choice of retrospective application upon adoption, on its Consolidated Financial Statements.

2.	Restructuring Charge
During the first quarter of Fiscal 2014, the Company executed an organizational restructuring in support of its omni-channel retail strategy and its strategic growth initiatives. As part of the restructuring, the Company realigned certain functions within its corporate workforce, including its marketing, merchandise planning, procurement and allocation functions, to eliminate redundancy and integrate processes to better support its brands and serve its clients. These actions resulted in the separation of approximately 100 full-time associates. In connection with this effort, the Company recorded a pre-tax restructuring charge of approximately $17.3 million for severance and other costs during the first quarter of Fiscal 2014. The Company does not expect to incur any further material costs related to the restructuring and expects to pay all amounts accrued in connection with the restructuring by 2017.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2.	Restructuring Charge (Continued)
The following tables present a reconciliation of the restructuring reserve for the quarter and six months ended August 2, 2014:

	Quarter Ended
	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at May 4, 2014	$17,358	$—	$17,358
Cash payments	(2,867)	—	(2,867)
Balance at August 2, 2014	$14,491	$—	$14,491

	Six Months Ended
	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at February 1, 2014	$—	$—	$—
Restructuring charge	16,742	561	17,303
Cash payments	(4,118)	(561)	(4,679)
Reclassification to restructuring reserve (1)	1,867	—	1,867
Balance at August 2, 2014	$14,491	$—	$14,491

(1)	Prior compensation accruals related to associates separated in connection with the restructuring were reclassified to the restructuring reserve.
 Approximately $9.2 million and $5.3 million of the restructuring reserve is included in “Accrued salaries and bonus” and “Other liabilities,” respectively, on the Company’s Condensed Consolidated Balance Sheet at August 2, 2014, based upon the expected timing of the payments.

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

	August 2, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$3,743	$3,743	$—	$—
Fixed income funds	862	862	—	—
Equity funds	7,294	7,294	—	—
Total assets	$11,899	$11,899	$—	$—

	February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$3,698	$3,698	$—	$—
Fixed income funds	782	782	—	—
Equity funds	6,944	6,944	—	—
Total assets	$11,424	$11,424	$—	$—

	August 3, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$4,110	$4,110	$—	$—
Fixed income funds	694	—	694	—
Equity funds	6,166	—	6,166	—
Total assets	$10,970	$4,110	$6,860	$—

As of the dates presented, the Company believes that the carrying value of cash and cash equivalents, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

4.	Earnings Per Share
The following tables present a reconciliation of basic and diluted earnings per share for the quarters and six months ended August 2, 2014 and August 3, 2013:

	Quarter Ended
	August 2, 2014			August 3, 2013
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$32,679			$35,649
Less net income associated with participating securities	685			709
Basic earnings per share	$31,994	45,480	$0.70	$34,940	45,695	$0.76
Diluted Earnings per Share:
Net income	$32,679			$35,649
Less net income associated with participating securities	678			702
Effect of dilutive securities		441			430
Diluted earnings per share	$32,001	45,921	$0.70	$34,947	46,125	$0.76

	Six Months Ended
	August 2, 2014			August 3, 2013
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$37,862			$56,561
Less net income associated with participating securities	770			1,077
Basic earnings per share	$37,092	45,529	$0.81	$55,484	45,887	$1.21
Diluted Earnings per Share:
Net income	$37,862			$56,561
Less net income associated with participating securities	762			1,066
Effect of dilutive securities		453			445
Diluted earnings per share	$37,100	45,982	$0.81	$55,495	46,332	$1.20
For the six months ended August 2, 2014, non-participating securities (stock options) representing 12,000 shares of common stock were excluded from the computation of weighted average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during that period. There were no such shares excluded from the computation of weighted average shares for diluted earnings per share for the quarter ended August 2, 2014.
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

During the quarter and six months ended August 2, 2014, the Company repurchased 1.3 million shares of its common stock through open market purchases under its Repurchase Program at a cost of $50 million. As of August 2, 2014, there was $200 million available for additional share repurchases under the Repurchase Program.

During the quarter and six months ended August 3, 2013, the Company repurchased 1.5 million shares of its common stock through open market purchases under its then existing $600 million securities repurchase program at a cost of $49.1 million, fully exhausting that securities repurchase program.
Stock Incentive Plans
During the quarter and six months ended August 2, 2014, the Company recognized approximately $2.9 million and $6.8 million, respectively, in stock-based compensation expense. During the quarter and six months ended August 3, 2013, the Company recognized approximately $3.6 million and $7.6 million, respectively, in stock-based compensation expense. As of August 2, 2014, there was $2.7 million and $19.3 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a remaining weighted average vesting period of 1.8 years and 3.0 years, respectively. Restricted stock award grants and shares underlying the exercise of stock options during the six months ended August 2, 2014 were issued out of treasury stock. In addition, restricted stock awards forfeited, as well as shares returned to cover employee tax withholding obligations related to the exercise of stock options and the vesting of restricted stock, were returned to treasury stock.
Stock Options
The following table summarizes stock option activity for the six months ended August 2, 2014:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	2,199,719	$26.60
Granted (1)	63,700	37.52
Exercised	(455,463)	29.02
Forfeited or expired	(41,073)	27.55
Options outstanding at end of period	1,766,883	$26.35
Vested and exercisable at August 2, 2014	1,515,368	$25.41
Options expected to vest in the future as of August 2, 2014	227,072	$32.25

(1)	Awards vest annually over a three-year period and expire ten years after the grant date.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5.	Equity and Incentive Compensation Plans (Continued)
Stock Options (continued)
The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted as of the grant date. For the six months ended August 2, 2014 and August 3, 2013, the fair value of options granted was estimated using the following weighted average assumptions:

	Six Months Ended
	August 2, 2014	August 3, 2013
Expected volatility	47.5%	52.9%
Risk-free interest rate	1.7%	0.9%
Expected life (years)	5.4	5.0
Dividend yield	—	—

The weighted average fair value of options granted during the six months ended August 2, 2014 and August 3, 2013 was $16.79 and $14.09 per share, respectively. The Company estimates the volatility of its common stock on the date of grant based on an average of its historical common stock volatility and the implied volatility of publicly traded options on its common stock.

Restricted Stock
The following table summarizes restricted stock activity for the six months ended August 2, 2014:

	Time - Based			Performance - Based
	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Restricted stock awards at February 1, 2014	602,205		$29.95	289,935		$29.56
Granted	408,393	(1)	37.55	141,617	(2)	37.53
Vested	(208,210)		29.06	(124,139)		29.24
Forfeited	(84,461)		30.08	(51,028)		29.45
Restricted stock awards at August 2, 2014	717,927		$34.52	256,385		$34.14

(1)
Of this amount, 22,893 shares vest in June 2015; 127,700 shares vest in equal installments in each of March 2015, 2016 and 2017; 255,900 shares vest in equal installments in each of March 2017, 2018 and 2019; and 1,900 shares vest in equal installments in each of June 2015, 2016 and 2017.

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

Long-Term Performance Compensation
The Company maintains a long-term cash incentive program, the Restricted Cash Program (“RCP”), for vice-presidents and above. Compensation expense under the RCP is charged to the same income statement line item as the base salary earned by participating associates. During the quarters ended August 2, 2014 and August 3, 2013, the Company recognized $1.2 million and $2.1 million, respectively, in compensation expense under the RCP, inclusive of the effect of changes in estimates. During the six months ended August 2, 2014 and August 3, 2013, the Company recognized $1.2 million and $6.8 million, respectively, in compensation expense under the RCP, inclusive of the effect of changes in estimates. RCP compensation expense for the six months ended August 2, 2014 also reflects the impact of changes in forfeiture rate estimates recorded during the first quarter of Fiscal 2014 in connection with the Company’s restructuring. As of August 2, 2014, there was $14.7 million of unrecognized compensation cost under the RCP, which is expected to be recognized over a remaining weighted average deferral period of 2.6 years.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

6.	Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss for the six months ended August 2, 2014:

	Foreign Currency Translation	Unrecognized Pension Benefit Costs	Total
	(in thousands)
Balance at February 1, 2014	$(1,290)	$(1,584)	$(2,874)
Other comprehensive income/(loss) before reclassifications:
Foreign currency translation adjustment	375	—	375
Balance at August 2, 2014	$(915)	$(1,584)	$(2,499)

7.	Legal Proceedings
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
Our rich heritage dates back to 1954, when we opened our first Ann Taylor store in New Haven, Connecticut. Back then, “Ann Taylor” represented a best-selling dress style that embodied the well-dressed woman. Today, we operate 1,040 retail stores in 47 states, the District of Columbia, Puerto Rico and Canada. In addition to our stores, our clients can shop online in more than 100 countries worldwide at www.anntaylor.com and www.LOFT.com (together, our “Websites”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444.
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
Management Overview
Despite positive performance through mid-June, the balance of the second quarter of Fiscal 2014 proved to be challenging. Soft traffic and a highly promotional environment across the industry affected our top-line performance, resulting in a comparable sales decline of 2.3%, and also negatively impacted our gross margin rate performance. In addition, LOFT experienced continued softness in basic knit tops, a meaningful component of the summer assortment, which further impacted our sales and gross margin results. However, through continued disciplined expense management, including the impact of savings associated with our first quarter restructuring, we realized a 140 basis point improvement in selling, general and administrative expenses as a percentage of net sales compared with the second quarter of Fiscal 2013. These factors contributed to net income of $32.7 million and diluted earnings per share of $0.70 for the second quarter.
At the Ann Taylor brand, total net sales in the second quarter of Fiscal 2014 increased 2.0% compared to last year, with overall comparable sales up 0.7%. At Ann Taylor, which includes Ann Taylor stores and anntaylor.com, comparable sales increased 2.0% compared with the second quarter of Fiscal 2013, despite the impact of soft traffic and a highly promotional environment throughout much of the quarter. This performance reflected the strength of our merchandise assortment and a shift in our merchandise mix, as we increased our offering of refined separates, which carry higher initial retail prices. At Ann Taylor Factory, comparable sales declined 1.9%, reflecting the impact of continued traffic challenges and high levels of promotional activity in factory outlet centers.

At the LOFT brand, total net sales in the second quarter of Fiscal 2014 increased 1.4% compared to last year, while overall comparable sales declined 4.1%. At LOFT, which includes LOFT stores and LOFT.com, comparable sales decreased 5.2%, reflecting the impact of lower mall traffic and continued softness in the knit tops category, which represented 20% of the merchandise assortment during the quarter. LOFT was able to successfully clear through its summer inventory and while this impacted second quarter gross margin performance, it allowed us to enter the third quarter in a clean inventory position. At LOFT Outlet, total net sales increased 15.8% over the second quarter of Fiscal 2013 and comparable sales increased 0.3%. This performance was primarily driven by store growth and a strong merchandise assortment, which helped to offset the impact of continued traffic challenges and high levels of promotional activity in factory outlet centers.
During the second quarter of Fiscal 2014, we continued to move forward on our real estate strategy, adding six new LOFT stores, including three in Canada, two Ann Taylor Factory Stores and nine LOFT Outlet stores. We also closed nine underperforming stores across the fleet, leading to a total store count at the end of the second quarter of 1,040 stores. Regarding our new concept, Lou & Grey, we have been encouraged by the initial results of our first shop-in-shop, and plan to open several stand-alone Lou & Grey locations this year to test the concept in diverse regions. In addition, we plan to further expand our international presence later this year via entry into Mexico.
Our omni-channel offering was further enhanced during the quarter through improvements to our web platform,

including a series of upgrades to the client-facing portions of our Websites, as well as improvements to enhance client information capture. These improvements to site functionality come ahead of enhancements to our mobile experience across both brands, which we plan to launch during the third quarter. These efforts are designed to improve the overall client experience, allowing her to shop wherever and whenever she chooses in order to drive higher conversion. Looking ahead, we will begin to lay the groundwork for the second phase of our omni-channel initiative, designed to further enhance the seamless client shopping experience by enabling fulfillment of in-store client orders online. Finally, we expect to further develop our client relationship management tool for more effective marketing and client outreach.
During the second quarter of Fiscal 2014, we repurchased 1.3 million shares of our common stock at a cost of $50 million, and will continue to evaluate share repurchase activity using the $200 million of remaining availability under our share repurchase authorization as a means of further enhancing shareholder value.
Overall, we are moving forward on our commitment to strengthen our position as the go-to wardrobing destination for women of style. Together, Ann Taylor, LOFT and Lou & Grey represent a full-spectrum offering that puts ANN INC. in a unique position to meet the needs of women at every important phase of their lives. We continue to make progress on our strategic initiatives, which we believe present significant opportunities to build on the strength of our brands in order to deliver long-term, profitable growth.
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

Results of Operations
The following table sets forth data from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.6%	45.3%	47.2%	44.8%
Gross margin	52.4%	54.7%	52.8%	55.2%
Selling, general and administrative expenses	43.9%	45.3%	46.3%	47.5%
Restructuring charge	—%	—%	1.4%	—%
Operating income	8.5%	9.4%	5.1%	7.7%
Interest and investment income/(expense), net	—%	0.1%	—%	0.1%
Other non-operating income/(expense), net	—%	—%	—%	—%
Income before income taxes	8.5%	9.5%	5.1%	7.8%
Income tax provision	3.4%	3.9%	2.1%	3.1%
Net income	5.1%	5.6%	3.0%	4.7%
The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period:

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	increase/(decrease)
Net sales	1.6%	7.3%	2.2%	5.0%
Gross margin	(2.8)%	5.1%	(2.2)%	3.1%
Operating income	(8.5)%	13.3%	(31.7)%	(4.5)%
Net income	(8.3)%	16.0%	(33.1)%	(4.9)%

Sales and Sales-Related Metrics
The following tables set forth certain sales and sales-related metrics:

	Quarter Ended
	August 2, 2014		August 3, 2013
	Sales	Comp %	Sales	Comp %
Sales and Comparable Sales	($ in thousands)
Ann Taylor brand
Ann Taylor (1)	$168,004	2.0%	$165,807	9.3%
Ann Taylor Factory	81,944	(1.9)%	79,356	(7.2)%
Total Ann Taylor brand	$249,948	0.7%	$245,163	3.1%
LOFT brand
LOFT (2)	$314,538	(5.2)%	$320,373	3.7%
LOFT Outlet	84,174	0.3%	72,662	(3.2)%
Total LOFT brand	$398,712	(4.1)%	$393,035	2.5%
Total Company	$648,660	(2.3)%	$638,198	2.8%

Sales and Sales-Related Metrics (Continued)

	Six Months Ended
	August 2, 2014		August 3, 2013
	Sales	Comp %	Sales	Comp %
Sales and Comparable Sales	($ in thousands)
Ann Taylor brand
Ann Taylor (1)	$318,660	1.1%	$316,590	7.8%
Ann Taylor Factory	151,237	(4.3)%	147,840	(6.6)%
Total Ann Taylor brand	$469,897	(0.7)%	$464,430	2.6%
LOFT brand
LOFT (2)	$620,827	(3.6)%	$618,870	1.5%
LOFT Outlet	148,528	0.1%	129,404	(5.3)%
Total LOFT brand	$769,355	(2.9)%	$748,274	0.4%
Total Company	$1,239,252	(2.1)%	$1,212,704	1.2%

(1)	Includes sales at Ann Taylor stores and anntaylor.com.

(2)	Includes sales at LOFT stores and LOFT.com.

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Sales-Related Metrics
Average Dollars Per Transaction (“DPT”)
Ann Taylor brand	$71.68	$71.61	$76.52	$75.38
LOFT brand	58.18	56.95	60.91	60.41
Average Units Per Transaction (“UPT”)
Ann Taylor brand	2.50	2.45	2.49	2.47
LOFT brand	2.67	2.65	2.70	2.66
Average Unit Retail (“AUR”)
Ann Taylor brand	$28.67	$29.23	$30.73	$30.52
LOFT brand	21.79	21.49	22.56	22.71

Store Data

The following tables set forth certain store data:

	Quarter Ended
	August 2, 2014		August 3, 2013
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Ann Taylor brand
Ann Taylor	261	1,283	275	1,373
Ann Taylor Factory	113	760	105	715
Total Ann Taylor brand	374	2,043	380	2,088
LOFT brand
LOFT	544	3,095	525	3,015
LOFT Outlet	122	801	102	685
Total LOFT brand	666	3,896	627	3,700
Total Company	1,040	5,939	1,007	5,788
Number of:
Stores open at beginning of period	1,032	5,904	989	5,699
New stores (1)	17	99	21	111
Downsized/expanded stores, net (2)	—	(16)	—	(8)
Closed stores	(9)	(48)	(3)	(14)
Stores open at end of period	1,040	5,939	1,007	5,788

	Six Months Ended
	August 2, 2014		August 3, 2013
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Number of:
Stores open at beginning of period	1,025	5,873	984	5,685
New stores (3)	30	170	34	177
Downsized/expanded stores, net (4)	—	(25)	—	(14)
Closed stores	(15)	(79)	(11)	(60)
Stores open at end of period	1,040	5,939	1,007	5,788

(1)
During the quarter ended August 2, 2014, we opened two new Ann Taylor Factory stores, six new LOFT stores and nine new LOFT Outlet stores. During the quarter ended August 3, 2013, we opened three new Ann Taylor stores, three new Ann Taylor Factory stores, 11 new LOFT stores and four new LOFT Outlet stores.

(2)	During the quarter ended August 2, 2014, we downsized one Ann Taylor store and four LOFT stores. During the quarter ended August 3, 2013, we downsized one Ann Taylor store and expanded one LOFT store.

(3)
During the six months ended August 2, 2014, we opened five new Ann Taylor Factory stores, 13 new LOFT stores and 12 new LOFT Outlet stores. In addition, we opened our first Lou & Grey shop-in-shop within an existing LOFT store. During the six months ended August 3, 2013, we opened four new Ann Taylor stores, four new Ann Taylor Factory stores, 20 new LOFT stores and six new LOFT Outlet stores.

(4)
During the six months ended August 2, 2014, we downsized two Ann Taylor stores and four LOFT stores. During the six months ended August 3, 2013, we downsized six Ann Taylor stores, one Ann Taylor Factory store and two LOFT stores and expanded one LOFT store.

Net sales for the quarter and six months ended August 2, 2014 increased 1.6% and 2.2%, respectively, over the comparable 2013 periods, with comparable sales down 2.3% and 2.1%, respectively. For both periods, the increase in net sales was primarily due to the impact of net store growth and higher revenue related to our private label and co-branded credit card program, partially offset by a decline in total comparable sales. Approximately one-half and two-thirds of the decline in comparable sales for the quarter and six months ended August 2, 2014, respectively, was offset by higher sales at our Websites. Overall, our sales results continued to be impacted by softer traffic trends and a highly promotional retail environment.
At the Ann Taylor brand, total net sales for the quarter and six months ended August 2, 2014 increased $4.8 million, or 2.0%, and $5.5 million, or 1.2%, respectively, over the comparable prior-year periods, with comparable sales increasing 0.7% and decreasing 0.7%, respectively. At Ann Taylor, which includes Ann Taylor stores and anntaylor.com, net sales for the second quarter and six months ended August 2, 2014 increased $2.2 million, or 1.3%, and $2.1 million, or 0.7%, respectively, over the comparable period-year periods. Despite a year-over-year net decrease in stores and softer traffic, clients responded favorably to our product offering and merchandising strategy, which helped drive full-price sell-through as well as improvements in conversion, AUR and DPT, and contributed to comparable sales increases of 2.0% and 1.1% for the quarter and six-month periods, respectively. At Ann Taylor Factory, net sales for the second quarter and six-month periods increased $2.6 million , or 3.3%, and $3.4 million, or 2.3%, respectively, over the comparable period-year periods, primarily due to net store growth, partially offset by decreases in comparable sales of 1.9% and 4.3% for the second quarter and six-month periods, respectively. Although traffic slightly improved in the second quarter, it remained down compared to last year, which when combined with the highly promotional environment in factory outlet centers, contributed to decreases in AUR and DPT.
At the LOFT brand, total net sales for the quarter and six months ended August 2, 2014 increased $5.7 million, or 1.4%, and $21.1 million, or 2.8%, respectively, over the comparable prior-year periods, with comparable sales decreasing 4.1% and 2.9%, respectively. At LOFT, which includes LOFT stores and LOFT.com, net sales for the second quarter and six months ended August 2, 2014 decreased $5.8 million, or 1.8%, and increased $2.0 million, or 0.3%, respectively, over the comparable prior-year periods. LOFT experienced some product challenges during Spring 2014, primarily in basic knit tops, which represented a meaningful component of the spring and summer assortments. This had a negative impact on conversion which, combined with softer traffic and the highly promotional retail environment, resulted in comparable sales declines of 5.2% and 3.6% for the second quarter and six-month periods, respectively. At LOFT Outlet, net sales for the second quarter and six-month periods increased $11.5 million, or 15.8%, and $19.1 million, or 14.8%, respectively, over the comparable prior-year periods, primarily due to net store growth and comparable sales increases of 0.3% and 0.1% for the second quarter and six-month periods, respectively. Although traffic continued to be challenging in factory outlet centers, strong product and effective promotions helped drive increases in conversion, UPT and DPT.
Cost of Sales and Gross Margin
The following table presents cost of sales and gross margin in dollars and gross margin as a percentage of net sales:

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(dollars in thousands)
Cost of sales	$309,055	$288,921	$584,455	$542,862
Gross margin	$339,605	$349,277	$654,797	$669,842
Percentage of net sales	52.4%	54.7%	52.8%	55.2%

Gross margin as a percentage of net sales for the quarter ended August 2, 2014 decreased 230 basis points to 52.4%, down from 54.7% in the comparable 2013 period. For the six months ended August 2, 2014, gross margin as a percentage of net sales decreased 240 basis points to 52.8%, down from 55.2% in the comparable 2013 period. The overall decrease in gross margin rate performance for both the second quarter and six-month periods was primarily due to lower merchandise gross margin rate, which was negatively impacted by continued traffic challenges and the highly competitive retail environment, both of which caused us to be more promotional than planned at both brands in order to clear through inventory. In addition, product challenges at LOFT further weighed on merchandise gross margin rate performance for both the quarter and six-month periods.

Selling, General and Administrative Expenses
The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales:

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(dollars in thousands)
Selling, general and administrative expenses	$284,732	$289,298	$573,404	$575,951
Percentage of net sales	43.9%	45.3%	46.3%	47.5%

For the quarter and six months ended August 2, 2014, selling, general and administrative expenses decreased approximately $4.6 million and $2.5 million, respectively, versus the comparable prior-year periods. The decrease in selling, general and administrative expenses for both the quarter and six-month periods was primarily due to a reduction in marketing expenses, lower performance-based compensation expense and savings realized as a result of our first quarter 2014 restructuring. These decreases were partially offset by increases in occupancy and other variable expenses related to store growth as well as other expenses to support the expansion of our business. As a percentage of net sales, selling, general and administrative expenses for the quarter and six months ended August 2, 2014 decreased 140 basis points and 120 basis points, respectively, versus the comparable prior-year periods, reflecting lower marketing and performance-based compensation expense, as well as savings associated with our first quarter 2014 restructuring. These decreases were partially offset by increases in occupancy and other variable expenses related to store growth and other expenses to support the expansion of our business.

Restructuring Charge
During the first quarter of Fiscal 2014, we executed an organizational restructuring in support of our omni-channel retail strategy and our strategic growth initiatives. As part of the restructuring, we realigned certain functions within our corporate workforce, including our marketing, merchandise planning, procurement and allocation functions, to eliminate redundancy and integrate processes to better support our brands and serve our clients. These actions resulted in the separation of approximately 100 full-time associates. In connection with this effort, we recorded a pre-tax restructuring charge of approximately $17.3 million for severance and other costs in the first quarter of Fiscal 2014. We do not expect to incur any further material costs related to the restructuring. The restructuring is expected to result in pre-tax operating savings of approximately $20 million in Fiscal 2014, of which approximately $5 million was realized during the six months ended August 2, 2014, and ongoing annual savings of approximately $25 million in Fiscal 2015 and thereafter. For additional information, see Note 2, “Restructuring Charge,” in the Notes to Condensed Consolidated Financial Statements.

Income Taxes
The following table presents our income tax provision and effective income tax rate:

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(dollars in thousands)
Income tax provision	$22,021	$24,827	$25,583	$37,968
Effective income tax rate	40.3%	41.1%	40.3%	40.2%

Our effective income tax rate was 40.3% for the quarter ended August 2, 2014 as compared to 41.1% for the comparable 2013 period, primarily due to the effect of certain discrete items recorded during the prior-year period. We expect our full year effective income tax rate to be approximately 40%.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow from operations, available cash and cash equivalents and availability under our revolving credit facility. Our primary cash requirements relate to working capital needs, retail store expansion, store renovation and refurbishment, investments in technology and additional share repurchases.
The following table sets forth certain measures of our liquidity:

	August 2, 2014	February 1, 2014	August 3, 2013
	(dollars in thousands)
Working capital	$223,368	$231,472	$172,412
Current ratio	1.70:1	1.70:1	1.60:1

Operating Activities
Cash provided by operating activities was $48.7 million for the six months ended August 2, 2014, compared with $55.1 million for the six months ended August 3, 2013. The year-over-year decrease in cash provided by operating activities is primarily the result of lower net income adjusted for non-cash expenses, partially offset by changes in merchandise inventories and lower payments under our incentive compensation plans.
Merchandise inventories increased approximately $8.0 million, or 3.2%, at August 2, 2014 compared to August 3, 2013. On a per-square-foot basis, merchandise inventories at August 2, 2014 increased 1% as compared to August 3, 2013, reflecting an increase of 10% at Ann Taylor, partially offset by a 2% decrease at LOFT and a 2% decrease in our factory outlet channels. The increase in inventory per square foot at Ann Taylor was primarily due to higher in-transit inventory resulting from a shift in the timing of Fall merchandise receipts as well as a change in merchandise mix. At LOFT, the decrease in inventory per square foot was primarily due to the successful clearance of summer product, as well as an overall decrease in unit inventory per square foot.

Investing Activities
Cash used for investing activities was $57.5 million for the six months ended August 2, 2014, compared with $61.9 million for the six months ended August 3, 2013. Cash used for investing activities was primarily driven by capital expenditures related to our store expansion and refurbishment projects during both periods.

Financing Activities
Cash used for financing activities was $42.5 million for the six months ended August 2, 2014, compared with $53.1 million for the six months ended August 3, 2013. The year-over-year change was primarily due to an increase in proceeds received from the higher level of stock option exercise activity during the current-year period.

Share Repurchase Program
During the quarter ended August 2, 2014, we repurchased 1.3 million shares of our common stock through open market purchases under our $250 million securities repurchase program at a cost of $50 million.  See Note 5, “Equity and Incentive Compensation Plans,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

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
The Credit Facility, which expires on December 19, 2017, includes a $75 million sub-facility solely for loans and letters of credit to be provided to ANN Canada Inc., a wholly-owned subsidiary of AnnTaylor, Inc., and an option to expand the total facility and the aggregate commitments thereunder up to $400 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility may be used for working capital, letters of credit and other corporate purposes, and contains an acceleration clause which, upon the occurrence of an Event of Default, including but not limited to, a Material Adverse Effect, as defined in the Credit Facility, may cause any outstanding borrowings to become immediately due and payable.
The maximum availability for loans and letters of credit under the Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages to certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $10.3 million, $11.0 million and $13.5 million as of August 2, 2014, February 1, 2014 and August 3, 2013, respectively, leaving a remaining available balance for loans and letters of credit of $206.6 million, $171.4 million and $199.1 million, respectively. There were no borrowings outstanding under the Credit Facility at August 2, 2014, February 1, 2014, August 3, 2013 or as of August 22, 2014, the date of this filing.

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
Certain judgments and estimates underlie our projected revenues and related expenses under the program, including projected future store counts, the number of applications processed, our projected sales growth and points breakage, among other things. During the quarters ended August 2, 2014 and August 3, 2013, we recognized approximately $10.0 million and $2.4 million of revenue related to the credit card program, respectively. During the six months ended August 2, 2014 and August 3, 2013, we recognized approximately $20.3 million and $4.7 million of revenue related to the credit card program, respectively. At August 2, 2014, February 1, 2014 and August 3, 2013, approximately $5.0 million, $3.0 million and $2.3 million, respectively, of deferred credit card income is included in “Accrued expenses and other current liabilities” on our Condensed Consolidated Balance Sheets. Additionally, in connection with the December 2013 agreement, $18.8 million and $20.7 million of long-term deferred credit card income is included in “Other liabilities” on our Consolidated Balance Sheets at August 2, 2014 and February 1, 2014, respectively. Partially offsetting the income from the credit card program are costs, net of points breakage, related to our client loyalty program. These costs are included in either Cost of sales or in Net sales as a Sales discount, as appropriate. The Cost of sales impact, net of points breakage, was approximately $3.0 million and $1.3 million for the quarters ended August 2, 2014 and August 3, 2013, respectively, and approximately $6.0 million and $2.3 million for the six months ended August 2, 2014 and August 3, 2013, respectively. The Sales discount impact was approximately $5.2 million and $1.5 million for the quarters ended August 2, 2014 and August 3, 2013, respectively, and approximately $8.5 million and $2.9 million for the six months ended August 2, 2014 and August 3, 2013, respectively.

Other
Foreign cash balances at August 2, 2014 were $4.4 million, the majority of which was held in Canadian dollars. As of February 1, 2014 and August 3, 2013, we had foreign cash balances of $2.1 million and $3.9 million, respectively.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our results of operations and capital resources are based on the Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and use assumptions that affect the reported amounts in the financial statements and accompanying notes, including revenue, expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. Management has determined that our most critical accounting estimates are those related to revenue recognition, merchandise inventory valuation, asset impairment, income taxes and stock and other incentive-based compensation. Actual results in these areas could differ from management’s estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes in the information concerning our Critical Accounting Policies and Estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We have significant amounts of cash and cash equivalents on deposit at FDIC-insured financial institutions that are currently in excess of federally insured limits, therefore, we cannot be assured that we will not experience losses with respect to those deposits. We continually evaluate our deposit investment options in accordance with our corporate investment policy and certain restrictions on permitted investments contained in our Credit Facility.
We are exposed to limited market risk, primarily related to foreign currency exchange. We have exchange rate exposure primarily with respect to certain revenues and costs denominated in the Canadian dollar. As of August 2, 2014, our monetary assets and liabilities subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.
Our Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of August 2, 2014, we did not hold any investments that did not qualify as cash and cash equivalents.

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
During the second quarter of Fiscal 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As of August 2, 2014, the Company continued to utilize the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and plans to transition to the Internal Control – Integrated Framework (2013) by the end of Fiscal 2014.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases of our common stock for the periods indicated, which, upon repurchase, are classified as treasury shares available for general corporate purposes:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
May 4, 2014 to May 31, 2014	—	$—	—	$250,000
June 1, 2014 to July 5, 2014	798,027	40.03	797,545	218,077
July 6, 2014 to August 2, 2014	455,496	39.69	455,496	200,000
	1,253,523		1,253,041

(1)
Includes 482 shares of restricted stock purchased in connection with employee tax withholding obligations under our equity compensation plans, which are not purchases under our publicly announced program.

(2)
On August 21, 2013, our Board of Directors approved a new $250 million securities repurchase program (the “Repurchase Program”). During the second quarter of Fiscal 2014, we repurchased 1,253,041 shares under the Repurchase Program at a cost of $50 million. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

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

ANN INC.

Date:	August 22, 2014	By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 22, 2014	By:	/s/ Michael J. Nicholson
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