Form 10-Q
period 2014-11-01
ANN INC.
filed 2014-11-21
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2014
Common Stock, $.0068 par value	45,715,507

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

•	the effect of competitive pressures from other retailers as well as general macroeconomic pressures in the specialty retail sector;

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

•	the effect of tax matters on the Company’s business operations.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Nine Months Ended November 1, 2014 and November 2, 2013
(unaudited)

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands, except per share amounts)
Net sales	$646,805	$657,532	$1,886,057	$1,870,236
Cost of sales	306,863	291,312	891,318	834,174
Gross margin	339,942	366,220	994,739	1,036,062
Selling, general and administrative expenses	293,215	295,813	866,619	871,764
Restructuring charge	—	—	17,303	—
Operating income	46,727	70,407	110,817	164,298
Interest and investment income/(expense), net	468	(224)	(49)	217
Other non-operating income/(expense), net	(133)	(140)	(261)	57
Income before income taxes	47,062	70,043	110,507	164,572
Income tax provision	17,206	28,854	42,789	66,822
Net income	$29,856	$41,189	$67,718	$97,750

Earnings per share:
Basic earnings per share	$0.65	$0.90	$1.46	$2.10

Weighted average shares outstanding	44,799	44,967	45,285	45,581

Diluted earnings per share	$0.65	$0.89	$1.45	$2.08

Weighted average shares outstanding, assuming dilution	45,242	45,443	45,735	46,036

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Quarters and Nine Months Ended November 1, 2014 and November 2, 2013
(unaudited)

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands)
Net income	$29,856	$41,189	$67,718	$97,750

Other comprehensive income/(loss):
Foreign currency translation adjustment	(327)	31	48	(395)
Pension settlement charge	125	—	125	—
Amortization of net actuarial loss on pension plan	—	158	—	473
Other comprehensive income/(loss), before tax	(202)	189	173	78
Income tax expense on other comprehensive income	51	60	51	181
Other comprehensive income/(loss), net of tax	(253)	129	122	(103)
Comprehensive income	$29,603	$41,318	$67,840	$97,647

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
November 1, 2014, February 1, 2014 and November 2, 2013
(unaudited)

	November 1, 2014	February 1, 2014	November 2, 2013
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$109,761	$201,707	$118,692
Accounts receivable	32,357	22,448	36,612
Merchandise inventories	331,360	239,667	302,395
Refundable income taxes	8,635	7,252	7,365
Deferred income taxes	23,199	28,854	30,638
Prepaid expenses and other current assets	63,918	61,287	67,752
Total current assets	569,230	561,215	563,454
Property and equipment, net	440,524	443,086	445,541
Deferred income taxes	18,082	6,599	2,335
Other assets	21,462	22,060	22,308
Total assets	$1,049,298	$1,032,960	$1,033,638
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$126,027	$101,276	$123,257
Accrued salaries and bonus	17,914	24,546	20,837
Current portion of long-term performance compensation	5,725	20,339	19,945
Accrued tenancy	37,350	38,331	40,529
Gift certificates and merchandise credits redeemable	36,702	48,150	35,890
Accrued expenses and other current liabilities	98,717	97,101	117,334
Total current liabilities	322,435	329,743	357,792
Deferred lease costs	154,110	164,703	170,221
Deferred income taxes	58	36	3,361
Long-term performance compensation, less current portion	9,910	15,456	14,295
Other liabilities	54,488	54,566	38,648

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516 shares issued	561	561	561
Additional paid-in capital	744,787	751,765	750,934
Retained earnings	846,990	779,272	774,592
Accumulated other comprehensive loss	(2,752)	(2,874)	(4,600)
Treasury stock, 36,848,009; 36,344,643 and 36,642,644 shares, respectively, at cost	(1,081,289)	(1,060,268)	(1,072,166)
Total stockholders’ equity	508,297	468,456	449,321
Total liabilities and stockholders’ equity	$1,049,298	$1,032,960	$1,033,638

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended November 1, 2014 and November 2, 2013
(unaudited)

	Nine Months Ended
	November 1, 2014	November 2, 2013
	(in thousands)
Operating activities:
Net income	$67,718	$97,750
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(5,547)	8,217
Depreciation and amortization	83,097	78,690
Loss on disposal and write-down of property and equipment	2,302	3,584
Stock-based compensation	9,621	11,621
Non-cash interest and other non-cash items	(1,468)	(470)
Tax benefit from exercise/vesting of stock awards	1,131	1,601
Changes in assets and liabilities:
Accounts receivable	(9,915)	(18,799)
Merchandise inventories	(91,770)	(85,547)
Prepaid expenses and other current assets	(2,670)	(1,352)
Refundable income taxes	(1,383)	1,836
Other non-current assets	1,384	401
Other non-current liabilities	(7,499)	13,468
Accounts payable, accrued expenses and other current liabilities	(10,020)	(6,210)
Net cash provided by operating activities	34,981	104,790
Investing activities:
Purchases of marketable securities	(2,362)	(3,215)
Sales of marketable securities	1,734	574
Purchases of property and equipment	(84,902)	(103,607)
Other, net	(147)	813
Net cash used for investing activities	(85,677)	(105,435)
Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	1,666	1,660
Proceeds from exercise of stock options	13,935	5,536
Excess tax benefits from stock-based compensation	1,802	1,860
Repurchases of common and restricted stock	(54,582)	(53,854)
Repayments on fixed asset financing and capital lease obligations	(2,562)	(1,565)
Proceeds from fixed asset financing	—	4,317
Change in trade payable program obligation	(1,502)	(5,296)
Net cash used for financing activities	(41,243)	(47,342)
Effect of exchange rate changes on cash and cash equivalents	(7)	(332)
Net decrease in cash and cash equivalents	(91,946)	(48,319)
Cash and cash equivalents, beginning of period	201,707	167,011
Cash and cash equivalents, end of period	$109,761	$118,692

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

The “Recognition of gift card and merchandise credit breakage” line item within the Condensed Consolidated Statement of Cash Flows was reclassified to the line item “Non-cash interest and other non-cash items” for the nine months ended November 2, 2013 to conform to the current period presentation. The impact of this reclassification is not material to the Condensed Consolidated Statement of Cash Flows.

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
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” as well as various other sections of the ASC, such as, but not limited to, ASC 340-20, “Other Assets and Deferred Costs-Capitalized Advertising Costs.” The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes a cohesive set of disclosure requirements that would result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is not permitted. The Company is in the process of evaluating ASU 2014-09, including the choice of retrospective application upon adoption, and does not currently anticipate it will have a material impact on the Company’s Consolidated Financial Statements.

2.	Restructuring Charge
During the first quarter of Fiscal 2014, the Company executed an organizational restructuring in support of its omni-channel retail strategy and its strategic growth initiatives. As part of the restructuring, the Company realigned certain functions within its corporate workforce, including its marketing, merchandise planning, procurement and allocation functions, to eliminate redundancy and integrate processes to better support its brands and serve its clients. These actions resulted in the separation of approximately 100 full-time associates. In connection with this effort, the Company recorded a pre-tax restructuring charge of approximately $17.3 million for severance and other costs during the first quarter of Fiscal 2014. The Company expects to pay all amounts accrued in connection with the restructuring by 2017.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2.	Restructuring Charge (Continued)
The following tables present a reconciliation of the restructuring reserve for the quarter and nine months ended November 1, 2014:

	Quarter Ended
	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at August 2, 2014	$14,491	$—	$14,491
Cash payments	(3,765)	—	(3,765)
Balance at November 1, 2014	$10,726	$—	$10,726

	Nine Months Ended
	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at February 1, 2014	$—	$—	$—
Restructuring charge	16,742	561	17,303
Cash payments	(7,883)	(561)	(8,444)
Reclassification to restructuring reserve (1)	1,867	—	1,867
Balance at November 1, 2014	$10,726	$—	$10,726

(1)	Prior compensation accruals related to associates separated in connection with the restructuring were reclassified to the restructuring reserve.
 Approximately $4.8 million and $5.9 million of the restructuring reserve is included in “Accrued salaries and bonus” and “Other liabilities,” respectively, on the Company’s Condensed Consolidated Balance Sheet at November 1, 2014, based upon the expected timing of the payments.

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

	November 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$3,941	$3,941	$—	$—
Fixed income funds	909	909	—	—
Equity funds	7,580	7,580	—	—
Total assets	$12,430	$12,430	$—	$—

	February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$3,698	$3,698	$—	$—
Fixed income funds	782	782	—	—
Equity funds	6,944	6,944	—	—
Total assets	$11,424	$11,424	$—	$—

	November 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$4,091	$4,091	$—	$—
Fixed income funds	777	—	777	—
Equity funds	6,648	—	6,648	—
Total assets	$11,516	$4,091	$7,425	$—

As of the dates presented, the Company believes that the carrying value of cash and cash equivalents, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

4.	Earnings Per Share
The following tables present a reconciliation of basic and diluted earnings per share for the quarters and nine months ended November 1, 2014 and November 2, 2013:

	Quarter Ended
	November 1, 2014			November 2, 2013
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$29,856			$41,189
Less net income associated with participating securities	616			824
Basic earnings per share	$29,240	44,799	$0.65	$40,365	44,967	$0.90
Diluted Earnings per Share:
Net income	$29,856			$41,189
Less net income associated with participating securities	610			816
Effect of dilutive securities		443			476
Diluted earnings per share	$29,246	45,242	$0.65	$40,373	45,443	$0.89

	Nine Months Ended
	November 1, 2014			November 2, 2013
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$67,718			$97,750
Less net income associated with participating securities	1,383			1,892
Basic earnings per share	$66,335	45,285	$1.46	$95,858	45,581	$2.10
Diluted Earnings per Share:
Net income	$67,718			$97,750
Less net income associated with participating securities	1,370			1,874
Effect of dilutive securities		450			455
Diluted earnings per share	$66,348	45,735	$1.45	$95,876	46,036	$2.08
For the nine months ended November 1, 2014, non-participating securities (stock options) representing 8,000 shares of common stock were excluded from the computation of weighted average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during that period. There were no such shares excluded from the computation of weighted average shares for diluted earnings per share for the quarter ended November 1, 2014.
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

During the nine months ended November 1, 2014, the Company repurchased 1.3 million shares of its common stock through open market purchases under its Repurchase Program at a cost of $50 million. There were no shares repurchased under the Repurchase Program during the quarter ended November 1, 2014. As of November 1, 2014, there was $200 million available for additional share repurchases under the Repurchase Program.

The Company repurchased 1.5 million shares of its common stock through open market purchases during the second quarter of Fiscal 2013 under its then existing $600 million securities repurchase program at a cost of $49.1 million, fully exhausting that securities repurchase program.
Stock Incentive Plans
During the quarter and nine months ended November 1, 2014, the Company recognized approximately $2.8 million and $9.6 million, respectively, in stock-based compensation expense. During the quarter and nine months ended November 2, 2013, the Company recognized approximately $4.0 million and $11.6 million, respectively, in stock-based compensation expense. As of November 1, 2014, there was $2.0 million and $15.8 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a remaining weighted average vesting period of 1.7 years and 2.9 years, respectively. Restricted stock award grants and shares underlying the exercise of stock options during the nine months ended November 1, 2014 were issued out of treasury stock. In addition, restricted stock awards forfeited, as well as shares returned to cover employee tax withholding obligations related to the exercise of stock options and the vesting of restricted stock, were returned to treasury stock.
Stock Options
The following table summarizes stock option activity for the nine months ended November 1, 2014:

	Shares	Weighted Average Exercise Price
Options outstanding at February 1, 2014	2,199,719	$26.60
Granted (1)	63,700	37.52
Exercised	(478,713)	29.11
Forfeited or expired	(62,274)	30.18
Options outstanding at November 1, 2014	1,722,432	26.18
Vested and exercisable at November 1, 2014	1,495,451	$25.35
Options expected to vest in the future as of November 1, 2014	206,451	$31.88

(1)	Awards vest annually over a three-year period and expire ten years after the grant date.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5.	Equity and Incentive Compensation Plans (Continued)
Stock Options (continued)
The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted as of the grant date. For the nine months ended November 1, 2014 and November 2, 2013, the fair value of options granted was estimated using the following weighted average assumptions:

	Nine Months Ended
	November 1, 2014	November 2, 2013
Expected volatility	47.5%	52.9%
Risk-free interest rate	1.7%	0.9%
Expected life (years)	5.4	5.0
Dividend yield	—%	—%

The weighted average fair value of options granted during the nine months ended November 1, 2014 and November 2, 2013 was $16.79 and $14.09 per share, respectively. There were no options granted during the quarter ended November 1, 2014. The Company estimates the volatility of its common stock on the date of grant based on an average of its historical common stock volatility and the implied volatility of publicly traded options on its common stock.

Restricted Stock
The following table summarizes restricted stock activity for the nine months ended November 1, 2014:

	Time - Based			Performance - Based
	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Restricted stock awards at February 1, 2014	602,205		$29.95	289,935		$29.56
Granted	408,393	(1)	37.55	141,617	(2)	37.53
Vested	(216,616)		28.92	(124,139)		29.24
Forfeited	(127,263)		32.36	(75,294)		31.07
Restricted stock awards at November 1, 2014	666,719		34.48	232,119		34.10

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

Long-Term Performance Compensation
The Company maintains a long-term cash incentive program, the Restricted Cash Program (“RCP”), for vice-presidents and above. Compensation expense under the RCP is charged to the same income statement line item as the base salary earned by participating associates. During the quarters ended November 1, 2014 and November 2, 2013, the Company recognized $2.1 million and $2.6 million, respectively, in compensation expense under the RCP, inclusive of the effect of changes in estimates. During the nine months ended November 1, 2014 and November 2, 2013, the Company recognized $3.3 million and $9.4 million, respectively, in compensation expense under the RCP, inclusive of the effect of changes in estimates. RCP compensation expense for the nine months ended November 1, 2014 also reflects the impact of changes in forfeiture rate estimates recorded during the first quarter of Fiscal 2014 in connection with the Company’s restructuring. As of November 1, 2014, there was $14.3 million of unrecognized compensation cost under the RCP, which is expected to be recognized over a remaining weighted average deferral period of 2.5 years.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

6.	Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss (“AOCL”) for the nine months ended November 1, 2014:

	Foreign Currency Translation	Unrecognized Pension Benefit Costs	Total
	(in thousands)
Balance at February 1, 2014	$(1,290)	$(1,584)	$(2,874)
Other comprehensive income/(loss) before reclassifications:
Foreign currency translation adjustment	48	—	48
Amounts reclassified from AOCL:
Pension settlement charge (1)	—	125	125
Amounts reclassified from AOCL, before tax (2)	—	125	125
Income tax expense (3)	—	51	51
Net current period other comprehensive income/(loss), net of tax	48	74	122
Balance at November 1, 2014	$(1,242)	$(1,510)	$(2,752)

(1)	Amount is included in net periodic pension cost, which is presented in “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statement of Operations.

(2)	During the quarter and nine months ended November 1, 2014, the Company reclassified $0.1 million, both gross and net of tax, from AOCL related to the Company’s employee benefit plan.

(3)	Relates to amounts reclassified from AOCL to income tax expense.

7.	Legal Proceedings
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
Our rich heritage dates back to 1954, when we opened our first Ann Taylor store in New Haven, Connecticut. Back then, “Ann Taylor” represented a best-selling dress style that embodied the well-dressed woman. As of November 1, 2014, we operated 1,050 retail stores in 47 states, the District of Columbia, Puerto Rico and Canada. In addition to our stores, our clients can shop online in more than 100 countries worldwide at www.anntaylor.com and www.LOFT.com (together, our “Websites”), by phone at 1-800-DIAL-ANN and 1-888-LOFT-444 or at our LOFT franchise stores in Mexico.
We are committed to and driven by a simple but important mission - “to inspire and connect with women to put their best selves forward every day.” This is evident in our strong brands as well as in our commitment to operate our business responsibly and thoughtfully. This commitment means that our clients can look and feel great about the clothes that they wear, and that as a business, we are holding ourselves to high standards. It means forging strong partnerships with our suppliers so that our products are made ethically. It means investing in new programs and innovation to minimize our impact on the environment. And it means making meaningful contributions to our communities.
Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to ANN INC. and its wholly-owned subsidiaries.
Management Overview
Our third quarter performance reflected the external challenges of weak industry traffic, a highly promotional retail environment and product delays stemming from congestion at the West Coast ports, the latter of which impacted the timeliness of inventory receipts and pressured sales performance, particularly in the early part of the third quarter. We sought to mitigate this situation by shifting to air freight, resulting in approximately $5 million in incremental transportation costs during the quarter, which negatively impacted our gross margin performance. However, this also had the desired effect of driving sales improvement through the latter part of the quarter, as product arrived at our stores and online distribution center on time. In addition to these external challenges, Ann Taylor experienced soft product performance in select categories during the quarter. These factors contributed to a comparable sales decrease of 4.3% and a 310 basis point decline in gross margin rate performance. However, through continued disciplined expense management, including the ongoing impact of savings associated with our first quarter restructuring, selling, general and administrative expenses for the third quarter decreased slightly as compared to last year, despite the impact of a $5 million pre-tax charge associated with the closure of Ann Taylor’s Madison Avenue store. As a result, we realized net income of $29.9 million and diluted earnings per share of $0.65 during the third quarter of Fiscal 2014, which includes the $3.2 million, or $0.07 per diluted share, after-tax impact of the aforementioned charge.
At the Ann Taylor brand, total net sales in the third quarter of Fiscal 2014 decreased 6.5% compared to last year, with overall comparable sales down 6.6%. At Ann Taylor, which includes Ann Taylor stores and anntaylor.com, comparable sales decreased 4.8% compared with the third quarter of Fiscal 2013, which marked the first time Ann Taylor experienced negative comparable sales in the last ten quarters. This reflected the impact of soft traffic and the highly promotional retail environment, as well as soft product performance in select merchandise categories. In hindsight, we would have benefitted from having more color and print choices in our assortment, particularly in tops. Looking ahead, while Ann Taylor is entering the fourth quarter with higher than anticipated inventory levels, we are committed to clearing excess inventory by year-end to enter fiscal 2015 in a clean inventory position. At Ann Taylor Factory, comparable sales declined 10.4%, reflecting continued traffic challenges and high levels of promotional activity in factory outlet centers, as well as soft product performance, particularly in the tops category. Going forward, we will continue to carefully manage our inventory position, with a focus on maximizing the channel’s bottom-line performance.
At the LOFT brand, total net sales across all channels, including Lou & Grey, increased 1.3% in the third quarter of Fiscal 2014 compared to last year, while overall comparable sales declined 2.9%. At LOFT, which includes LOFT stores and LOFT.com, comparable sales decreased 3.3%, reflecting the impact of soft traffic, the highly promotional retail environment and product delays related to the West Coast port situation. Importantly, we saw performance improve as we took action to address the inventory delays by moving to air delivery of select merchandise categories, including pants and sweaters. At LOFT Outlet, despite a strong merchandise assortment that was well-received by clients, comparable sales decreased 1.0%, reflecting the impact of continued traffic challenges and high levels of promotional activity in factory outlet centers. Looking ahead, we believe that the LOFT brand is well-positioned for a competitive holiday season, with a merchandise offering that provides a compelling selection of fashion coupled with seasonal favorites and gift items.
During the third quarter, we continued to move forward on our real estate strategy, adding a total of 14 new stores, including two Ann Taylor stores, two Ann Taylor Factory stores, four LOFT stores, four LOFT Outlet stores and our first two stand-alone Lou & Grey stores. We also closed four underperforming stores during the quarter, including the largest Ann Taylor store in our fleet at Madison Avenue in New York City, leading to a total store count of 1,050 stores at the end of the third quarter. Regarding our new concept, Lou & Grey, we have been encouraged by the initial results of our first stand-alone stores, and plan to open three additional stand-alone Lou & Grey locations this year to further test the concept in diverse regions. In addition, we continued to further expand our international presence, with the opening of two franchised LOFT stores in Mexico during the quarter.
During the third quarter, we also enhanced our omni-channel offering through the launch of a new mobile experience, the pilot launch of our “endless aisle” capabilities in select Ann Taylor and LOFT stores as well as other ongoing improvements to our web platform and capabilities. Our new mobile experience is resonating well with our clients and, with smartphones now accounting for almost half of our website visits, we have begun to see a lift in sales from these devices. In addition, early results from our “endless aisle” pilot have been promising. This pilot represents the first steps toward the launch of the second phase of our omni-channel initiative in 2015, which is designed to further enhance the seamless client shopping experience by enabling fulfillment of in-store client orders online.
Finally, during the quarter, we also launched a new corporate initiative focused on enhancing the effectiveness and efficiency of our sourcing capabilities, including a comprehensive, end-to-end assessment of our supply chain, designed to identify opportunities to enhance our profitability with a focus on speed, flexibility, improved product sell-through and reduced cost of goods sold.
Overall, even as we navigate ongoing external challenges, we are moving forward on our commitment to strengthen our position as the go-to wardrobing destination for women of style. Together, Ann Taylor, LOFT and Lou & Grey represent a full-spectrum offering that puts ANN INC. in a unique position to meet the needs of women at every important phase of their lives. We continue to make progress on our strategic initiatives, which we believe present significant opportunities to build on the strength of our brands in order to deliver long-term, profitable growth.
Key Performance Indicators
In evaluating our performance, senior management reviews certain key performance indicators, including:

•
Comparable sales – Comparable sales (“comps”) provide a measure of existing store sales performance. A store is included in comparable sales in its thirteenth month of operation. A store with a square footage change of greater than 15% is treated as a new store for the first year following its reopening. Sales from our Websites are also included in comparable sales. In a fiscal year with 53 weeks, sales in the last week of that fiscal year are excluded from comparable sales. International franchise stores are not considered in the determination of comparable sales.

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

Results of Operations
The following table sets forth data from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.4%	44.3%	47.3%	44.6%
Gross margin	52.6%	55.7%	52.7%	55.4%
Selling, general and administrative expenses	45.3%	45.0%	45.9%	46.6%
Restructuring charge	—%	—%	0.9%	—%
Operating income	7.3%	10.7%	5.9%	8.8%
Interest and investment income/(expense), net	0.1%	—%	—%	—%
Other non-operating income/(expense), net	—%	—%	—%	—%
Income before income taxes	7.4%	10.7%	5.9%	8.8%
Income tax provision	2.7%	4.4%	2.3%	3.6%
Net income	4.7%	6.3%	3.6%	5.2%
The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	increase/(decrease)
Net sales	(1.6)%	7.3%	0.8%	5.8%
Gross margin	(7.2)%	3.3%	(4.0)%	3.2%
Operating income	(33.6)%	5.2%	(32.6)%	(0.6)%
Net income	(27.5)%	1.1%	(30.7)%	(2.5)%

Sales and Sales-Related Metrics
The following tables set forth certain sales and sales-related metrics:

	Quarter Ended
	November 1, 2014		November 2, 2013
	Sales	Comp %	Sales	Comp %
Sales and Comparable Sales	($ in thousands)
Ann Taylor brand
Ann Taylor (1)	$159,759	(4.8)%	$172,172	4.4%
Ann Taylor Factory	73,235	(10.4)%	77,003	(6.9)%
Total Ann Taylor brand	$232,994	(6.6)%	$249,175	0.6%
LOFT brand
LOFT (2)	$331,711	(3.3)%	$336,874	6.3%
LOFT Outlet	82,100	(1.0)%	71,483	1.8%
Total LOFT brand	$413,811	(2.9)%	$408,357	5.6%
Total Company	$646,805	(4.3)%	$657,532	3.7%

Sales and Sales-Related Metrics (Continued)

	Nine Months Ended
	November 1, 2014		November 2, 2013
	Sales	Comp %	Sales	Comp %
Sales and Comparable Sales	($ in thousands)
Ann Taylor brand
Ann Taylor (1)	$478,419	(1.0)%	$488,762	6.6%
Ann Taylor Factory	224,472	(6.3)%	224,843	(6.7)%
Total Ann Taylor brand	$702,891	(2.7)%	$713,605	1.9%
LOFT brand
LOFT (2)	$952,539	(3.5)%	$955,744	3.1%
LOFT Outlet	230,627	(0.3)%	200,887	(2.8)%
Total LOFT brand	$1,183,166	(2.9)%	$1,156,631	2.1%
Total Company	$1,886,057	(2.8)%	$1,870,236	2.0%

(1)	Includes sales at Ann Taylor stores and anntaylor.com.

(2)	Includes sales at LOFT stores, LOFT.com and Lou & Grey stores.

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Sales-Related Metrics
Average Dollars Per Transaction (“DPT”)
Ann Taylor brand	$78.82	$78.86	$77.46	$76.46
LOFT brand	66.70	65.98	62.74	62.18
Average Units Per Transaction (“UPT”)
Ann Taylor brand	2.47	2.51	2.49	2.48
LOFT brand	2.65	2.73	2.68	2.68
Average Unit Retail (“AUR”)
Ann Taylor brand	$31.91	$31.42	$31.11	$30.83
LOFT brand	25.17	24.17	23.41	23.20

Store Data

The following tables set forth certain store data:

	Quarter Ended
	November 1, 2014		November 2, 2013
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Ann Taylor brand
Ann Taylor	261	1,246	276	1,371
Ann Taylor Factory	115	772	106	721
Total Ann Taylor brand	376	2,018	382	2,092
LOFT brand
LOFT (1)	548	3,106	537	3,073
LOFT Outlet	126	824	108	719
Total LOFT brand	674	3,930	645	3,792
Total Company	1,050	5,948	1,027	5,884
Number of Company operated:
Stores open at beginning of period	1,040	5,939	1,007	5,788
New stores (2)	14	67	20	104
Downsized/expanded stores, net (3)	—	(5)	—	(8)
Closed stores	(4)	(53)	—
Stores open at end of period	1,050	5,948	1,027	5,884

	Nine Months Ended
	November 1, 2014		November 2, 2013
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Number of Company operated:
Stores open at beginning of period	1,025	5,873	984	5,685
New stores (4)	44	237	54	281
Downsized/expanded stores, net (5)	—	(31)	—	(22)
Closed stores	(19)	(131)	(11)	(60)
Stores open at end of period	1,050	5,948	1,027	5,884
International franchise stores open at end of period (6)	2		—

(1)	Includes Lou & Grey stores.

(2)
During the quarter ended November 1, 2014, we opened two new Ann Taylor stores, two new Ann Taylor Factory stores, four new LOFT stores, four new LOFT Outlet stores and two new Lou & Grey stores. During the quarter ended November 2, 2013, we opened one new Ann Taylor store, one new Ann Taylor Factory store, 12 new LOFT stores and six new LOFT Outlet stores.

(3)
During the quarter ended November 1, 2014, we downsized two Ann Taylor stores. During the quarter ended November 2, 2013, we downsized three Ann Taylor stores, three LOFT stores and expanded one LOFT store.

(4)
During the nine months ended November 1, 2014, we opened two new Ann Taylor stores, seven new Ann Taylor Factory stores, 17 new LOFT stores, 16 new LOFT Outlet stores, two new Lou & Grey stores and one Lou & Grey shop-in-shop within an existing LOFT store. During the nine months ended November 2, 2013, we opened five new Ann Taylor stores, five new Ann Taylor Factory stores, 32 new LOFT stores and 12 new LOFT Outlet stores.

(5)
During the nine months ended November 1, 2014, we downsized four Ann Taylor stores, four LOFT stores and one LOFT Outlet store. During the nine months ended November 2, 2013, we downsized nine Ann Taylor stores, one Ann Taylor Factory store and five LOFT stores and expanded two LOFT stores.

(6)	International franchise stores are not considered in brand-level or Company operated stores and square footage data.

Total net sales for the quarter ended November 1, 2014 decreased 1.6% over the comparable 2013 period, with comparable sales down 4.3%. The decrease in net sales was primarily due to the net impact of weak traffic across the industry and a highly promotional retail environment, which contributed to the decline in total comparable sales, partially offset by increased sales at our Websites and net store growth over the comparable 2013 period. In addition, sales during the first half of the quarter were negatively impacted by product shipment delays related to labor uncertainty at the West Coast ports, which were mitigated by the use of air freight later in the quarter. Approximately one-third of the decline in comparable sales for the quarter ended November 1, 2014 was offset by higher sales at our Websites.
During the nine months ended November 1, 2014, total net sales increased 0.8% over the comparable 2013 period, with comparable sales down 2.8%. The increase in net sales was primarily due to the impact of net store growth and higher revenue related to our private label and co-branded credit card program, partially offset by the decline in total comparable sales. Approximately one-half of the decline in comparable sales for the nine months ended November 1, 2014 was offset by higher sales at our Websites. Overall, our sales results were impacted by softer traffic trends and a highly promotional retail environment throughout much of the period.
At the Ann Taylor brand, total net sales for the quarter and nine months ended November 1, 2014 decreased $16.2 million, or 6.5%, and $10.7 million, or 1.5%, respectively, over the comparable prior-year periods, with comparable sales down 6.6% and 2.7%, respectively. At Ann Taylor, which includes Ann Taylor stores and anntaylor.com, net sales for the third quarter and nine months ended November 1, 2014 decreased $12.4 million, or 7.2%, and $10.3 million, or 2.1%, respectively, over the comparable period-year periods. These decreases were driven by a year-over-year net decrease in stores, soft traffic and the highly promotional retail environment, as well as soft product performance in select categories during the third quarter of Fiscal 2014, which contributed to comparable sales declines of 4.8% and 1.0% for the quarter and nine-month periods, respectively. At Ann Taylor Factory, net sales for the third quarter and nine months ended November 1, 2014 decreased $3.8 million, or 4.9%, and $0.4 million, or 0.2%, respectively, over the comparable prior-year periods, primarily due to comparable sales declines of 10.4% and 6.3% for the third quarter and nine-month periods, respectively, partially offset by the impact of net store growth. Continuing traffic challenges and the highly promotional environment in factory outlet centers, as well as soft product performance in certain categories, contributed to decreases in AUR and DPT during both the quarter and nine-month periods.
At the LOFT brand, total net sales for the quarter and nine months ended November 1, 2014 increased $5.5 million, or 1.3%, and $26.5 million, or 2.3%, respectively, over the comparable prior-year periods, with comparable sales decreasing 2.9% in both periods. At LOFT, which includes LOFT stores, LOFT.com and Lou & Grey stores, net sales for the third quarter and nine months ended November 1, 2014 decreased $5.2 million, or 1.5%, and $3.2 million, or 0.3%, respectively, over the comparable prior-year periods. LOFT experienced soft product performance in certain categories during the first half of the year, primarily in basic knit tops, and was also affected by product shipment delays during the first half of the third quarter, which impacted our inventory position in key categories including pants and sweaters. Sales improved significantly as product arrived by late September, which contributed to increased full price sell-through and higher AUR during the third quarter of Fiscal 2014. Despite this, the continued impact of soft traffic and a highly promotional retail environment contributed to comparable sales declines of 3.3% and 3.5% for the third quarter and nine-month periods, respectively. At LOFT Outlet, net sales for the third quarter and nine months ended November 1, 2014 increased $10.6 million, or 14.9%, and $29.7 million, or 14.8%, respectively, over the comparable prior-year periods, primarily due to net store growth. Although strong product and effective promotions helped drive increases in conversion, UPT and DPT, traffic challenges in factory outlet centers resulted in comparable sales decreases of 1.0% and 0.3% for the third quarter and nine-month periods, respectively.

Cost of Sales and Gross Margin
The following table presents cost of sales and gross margin in dollars and gross margin as a percentage of net sales:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(dollars in thousands)
Cost of sales	$306,863	$291,312	$891,318	$834,174
Gross margin	$339,942	$366,220	$994,739	$1,036,062
Percentage of net sales	52.6%	55.7%	52.7%	55.4%

Gross margin as a percentage of net sales for the quarter ended November 1, 2014 decreased 310 basis points to 52.6%, down from 55.7% in the comparable 2013 period. For the nine months ended November 1, 2014, gross margin as a percentage of net sales decreased 270 basis points to 52.7%, down from 55.4% in the comparable 2013 period. The overall decrease in gross margin rate performance for both the third quarter and nine-month periods was primarily due to lower merchandise gross margin rate, which was negatively impacted by continued traffic challenges and the highly competitive retail environment, both of which caused us to be more promotional than planned at both brands in order to clear through inventory. Further, during the quarter ended November 1, 2014, labor uncertainty at the West Coast ports resulted in higher levels of air transportation to ensure on-time delivery of key merchandise, which resulted in approximately $5 million in incremental shipping costs. We expect this issue to continue into the fourth quarter and currently anticipate our fourth quarter gross margin results will be impacted by approximately $8 million in incremental shipping costs. Finally, full-price sell-through at Ann Taylor was down in certain categories during the third quarter, further pressuring gross margin rate during the period, while soft product performance in certain categories at LOFT during the first half of the fiscal year impacted merchandise gross margin rate performance during the nine-month period.
Selling, General and Administrative Expenses
The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 1, 2014
	(dollars in thousands)
Selling, general and administrative expenses	$293,215	$295,813	$866,619	$871,764
Percentage of net sales	45.3%	45.0%	45.9%	46.6%

Selling, general and administrative expenses for the quarter and nine months ended November 1, 2014 decreased approximately $2.6 million and $5.1 million, respectively, versus the comparable prior-year periods, despite the impact of a $5.0 million charge recorded during the third quarter of Fiscal 2014 related to the early lease termination and related closure of our Ann Taylor store on Madison Avenue in New York City. The decrease in selling, general and administrative expenses for both the quarter and nine month periods was primarily due to lower performance-based compensation expense, a reduction in marketing expenses and savings realized as a result of our first quarter 2014 restructuring. These decreases were partially offset by higher occupancy costs and other variable expenses related to store growth, the impact of the above-mentioned charge, as well as other expenses to support the expansion of our business.
As a percentage of net sales, selling, general and administrative expenses for the quarter ended November 1, 2014 increased 30 basis points versus the comparable prior-year period, reflecting the impact of lower net sales, the charge associated with our Ann Taylor Madison Avenue lease termination and related store closure and an increase in other expenses to support the expansion of our business. This was partially offset by a decrease in marketing and performance-based compensation expenses and savings associated with our first quarter 2014 restructuring.
As a percentage of net sales, selling, general and administrative expenses for the nine months ended November 1, 2014 decreased 70 basis points versus the comparable prior-year period, reflecting the impact of lower marketing and performance-based compensation expenses, as well as savings associated with our first quarter 2014 restructuring. These decreases were partially offset by an increase in occupancy costs, including the impact of the charge associated with our Ann Taylor Madison Avenue lease termination and related store closure, as well as other expenses to support the expansion of our business.

Restructuring Charge
In connection with our first quarter 2014 organizational realignment, we recorded a pre-tax restructuring charge of approximately $17.3 million for severance and other costs in the first quarter of Fiscal 2014. The restructuring is expected to result in pre-tax operating savings of approximately $20 million in Fiscal 2014, of which approximately $12 million was realized during the nine months ended November 1, 2014, and ongoing annual savings of approximately $25 million in Fiscal 2015 and thereafter. For additional information, see Note 2, “Restructuring Charge,” in the Notes to Condensed Consolidated Financial Statements.

Income Taxes
The following table presents our income tax provision and effective income tax rate:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(dollars in thousands)
Income tax provision	$17,206	$28,854	$42,789	$66,822
Effective income tax rate	36.6%	41.2%	38.7%	40.6%

Our effective income tax rate was 36.6% for the quarter ended November 1, 2014 as compared to 41.2% for the comparable 2013 period, primarily due to tax credits taken related to prior open periods as well as certain other discrete items. We expect our full year effective income tax rate to be approximately 39%.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow from operations, available cash and cash equivalents and availability under our revolving credit facility. Our primary ongoing cash requirements relate to working capital needs, retail store expansion, store renovation and refurbishment, investments in technology and additional share repurchases.
The following table sets forth certain measures of our liquidity:

	November 1, 2014	February 1, 2014	November 2, 2013
	(dollars in thousands)
Working capital	$246,795	$231,472	$205,662
Current ratio	1.77:1	1.70:1	1.57:1

Operating Activities
Cash provided by operating activities was $35.0 million for the nine months ended November 1, 2014, compared with $104.8 million for the nine months ended November 2, 2013. The year-over-year decrease in cash provided by operating activities is primarily the result of lower net income, adjusted for non-cash expenses, higher year-over-year income tax payments, the lease termination payment associated with our Madison Avenue store closing and changes in merchandise inventories, partially offset by lower payments under our incentive compensation plans.
Merchandise inventories increased approximately $29.0 million, or 9.6%, at November 1, 2014 compared to November 2, 2013. On a per-square foot basis, merchandise inventories at November 1, 2014 increased approximately 8% as compared to November 2, 2013, reflecting increases of 22% at Ann Taylor, 3% at LOFT and 8% in the factory/outlet channel. The increase in inventory per square foot at Ann Taylor primarily reflects a change in merchandise mix and, to a lesser extent, slightly higher unit inventory compared to the the prior year. The increase in inventory per square foot at LOFT primarily reflects a change in merchandise mix compared to the prior year. In our factory/outlet channel, the increase in inventory per square foot primarily reflects a shift in the timing of merchandise receipts versus last year.

Investing Activities
Cash used for investing activities was $85.7 million for the nine months ended November 1, 2014, compared with $105.4 million for the nine months ended November 2, 2013. Cash used for investing activities was primarily driven by capital expenditures related to our store expansion and refurbishment projects during both periods.

Financing Activities
Cash used for financing activities was $41.2 million for the nine months ended November 1, 2014, compared with $47.3 million for the nine months ended November 2, 2013. Cash used for financing activities was primarily for the repurchase of common stock under our securities repurchase programs during both periods. During the current-year period, this was more significantly offset by cash inflows related to a higher level of stock option exercise activity.

Repurchase Program
During the nine months ended November 1, 2014, we repurchased 1.3 million shares of our common stock through open market purchases under our $250 million securities repurchase program at a cost of $50 million.  See Note 5, “Equity and Incentive Compensation Plans,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

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
The maximum availability for loans and letters of credit under the Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages to certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $9.9 million, $11.0 million and $11.6 million as of November 1, 2014, February 1, 2014 and November 2, 2013, respectively, leaving a remaining available balance for loans and letters of credit of $240.1 million, $171.4 million and $238.4 million, respectively. There were no borrowings outstanding under the Credit Facility at November 1, 2014, February 1, 2014, November 2, 2013 or as of November 21, 2014, the date of this filing.

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
Certain judgments and estimates underlie our projected revenues and related expenses under the program, including projected future store counts, the number of applications processed, our projected sales growth and points breakage, among other things. During the quarters ended November 1, 2014 and November 2, 2013, we recognized approximately $16.3 million and $11.4 million of revenue related to the credit card program, respectively. During the nine months ended November 1, 2014 and November 2, 2013, we recognized approximately $36.6 million and $16.2 million of revenue related to the credit card program, respectively. At November 1, 2014, February 1, 2014 and November 2, 2013, approximately $4.0 million, $3.0 million and $2.0 million, respectively, of deferred credit card income is included in “Accrued expenses and other current liabilities” on our Condensed Consolidated Balance Sheets. Additionally, in connection with the December 2013 agreement, $18.1 million and $20.7 million of long-term deferred credit card income is included in “Other liabilities” on our Consolidated Balance Sheets at November 1, 2014 and February 1, 2014, respectively. Partially offsetting the income from the credit card program are costs, net of points breakage, related to our client loyalty program. These costs are included in either Cost of sales or in Net sales as a Sales discount, as appropriate. The Cost of sales impact, net of points breakage, was approximately $3.2 million and $1.7 million for the quarters ended November 1, 2014 and November 2, 2013, respectively, and approximately $9.2 million and $4.0 million for the nine months ended November 1, 2014 and November 2, 2013, respectively. The Sales discount impact was approximately $5.8 million and $1.7 million for the quarters ended November 1, 2014 and November 2, 2013, respectively, and approximately $14.3 million and $4.6 million for the nine months ended November 1, 2014 and November 2, 2013, respectively.

Other
Foreign cash balances at November 1, 2014 were $3.7 million, the majority of which was held in Canadian dollars. As of February 1, 2014 and November 2, 2013, we had foreign cash balances of $2.1 million and $2.9 million, respectively.
On October 1, 2007, we froze our noncontributory defined benefit pension plan (the “Pension Plan”). Our Pension Plan is invested in readily liquid investments, primarily equity and debt securities. Although we are not required to make a contribution to the Pension Plan in Fiscal 2014, any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan in the future.
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
We are exposed to limited market risk, primarily related to foreign currency exchange. We have exchange rate exposure primarily with respect to certain revenues and costs denominated in the Canadian dollar. As of November 1, 2014, our monetary assets and liabilities subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.
Our Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of November 1, 2014, we did not hold any investments that did not qualify as cash and cash equivalents.

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
During the third quarter of Fiscal 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As of November 1, the Company continued to utilize the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and plans to transition to the Internal Control – Integrated Framework (2013) by the end of Fiscal 2014.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases of our common stock for the periods indicated, which, upon repurchase, are classified as treasury shares available for general corporate purposes:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
August 3, 2014 to August 30, 2014	—	$—	—	200,000
August 31, 2014 to October 4, 2014	617	41.72	—	200,000
October 5, 2014 to November 1, 2014	—	—	—	200,000
	617		—

(1)
Represents 617 shares of restricted stock purchased in connection with employee tax withholding obligations under our equity compensation plans, which are not purchases under our publicly announced program.

(2)
On August 21, 2013, our Board of Directors approved a new $250 million securities repurchase program (the “Repurchase Program”). There were no repurchases made under the Repurchase Program during the quarter ended November 1, 2014. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

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

ANN INC.

Date:	November 21, 2014	By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 21, 2014	By:	/s/ Michael J. Nicholson
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