Form 10-K
period 2015-01-31
ANN INC.
filed 2015-03-13
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of August 2, 2014 was $1,626,507,237.
The number of shares of the registrant’s common stock outstanding as of February 27, 2015 was 45,719,544.
Documents Incorporated by Reference:
Portions of the Registrant’s Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders to be held on May 20, 2015 are incorporated by reference into Part III.

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

Overview
ANN INC., through its wholly-owned subsidiaries, is a leading national specialty retailer of women’s apparel, shoes and accessories, sold primarily under the “Ann Taylor” and “LOFT” brands. We were incorporated in the State of Delaware in 1988. For over sixty years, we have evolved with the needs of real women who live full, active lives. Our values are her values. We focus on providing an exceptional selection of fashion and everyday essentials to help our clients look their best. With two strong and established lifestyle brands in Ann Taylor and LOFT and our recently launched Lou & Grey concept, we are committed to being her ultimate wardrobing destination, dressing her from head-to-toe for every dimension of her life.
Our purpose is “to inspire and connect with women to put their best selves forward every day.” We do our part by driving social programs that are dedicated to women and the causes that matter most to them. This is evident in our strong brands as well as in our commitment to operate our business responsibly and thoughtfully. This commitment means that our clients can look and feel great about the clothes they wear, and that as a business, we are holding ourselves to high standards. It means forging strong partnerships with our suppliers so that our products are made ethically. It means investing in new programs and innovation to minimize our impact on the environment. And it means making meaningful contributions to our communities.
Our rich heritage dates back to 1954, when we opened our first Ann Taylor store in New Haven, Connecticut. Back then, “Ann Taylor” represented a best-selling dress style that embodied the well-dressed woman. As of January 31, 2015, we operated 1,030 retail stores in 47 states, the District of Columbia, Puerto Rico and Canada, comprised of 245 Ann Taylor stores, 537 LOFT stores, 116 Ann Taylor Factory stores, 127 LOFT Outlet stores and five Lou & Grey stores. In addition to our stores, our clients can shop online in more than 100 countries worldwide at www.anntaylor.com and www.LOFT.com (together, our “Websites”), by phone at 1-800-DIAL-ANN and 1-888-LOFT-444 or at three LOFT franchise locations in Mexico.
Unless the context indicates otherwise, all references to “we,” “our,” “us,” and “the Company” refer to ANN INC. and its wholly-owned subsidiaries.

Brands
Ann Taylor
Since 1954, Ann Taylor has been at the forefront of American fashion, leading the way with the idea that style shouldn’t be work and getting dressed should be about getting ready for really big days and those just as important small moments. From sharing expert wardrobing advice to helping find that perfect wear-now piece, we’ve been right there with our clients, making it all work together with clothes that are versatile enough to work anywhere and smart enough to work with everything. Ann Taylor is polished, modern feminine classics with an iconic style point of view for every aspect of her life.
LOFT
Originally established in 1995 as an extension of the Ann Taylor brand, LOFT now stands on its own with stores in the United States and Canada, as well as franchised locations in Mexico. LOFT offers modern, feminine and versatile clothing for a wide range of women with one common goal: to help them look and feel confident, wherever the day takes them. From everyday essentials to attainable trends, LOFT consistently serves up head-to-toe outfits and perfect pieces that make getting dressed feel effortless. LOFT is about styles that reflect the world she lives in. Beyond women’s wardrobe needs, LOFT creates genuine and lasting relationships with clients through trusted in-store stylists and an inviting store environment.

Business Strategy
We are committed to growing and evolving our business to better support our brands, serve our clients and enhance corporate profitability and shareholder value.
Omni-channel
Our omni-channel retail strategy remains a central focus, enabling clients to seamlessly shop our brands across both store and online channels whenever and wherever they choose to shop. During Fiscal 2012, we successfully launched the first phase of our omni-channel initiative, which enabled store fulfillment of online sales. During Fiscal 2013, we built on this momentum by implementing e-receipt technology, enhancing our online search engine, and launching our client relationship management platform. During Fiscal 2014, we made further strides enhancing the client experience across all channels, launching a new mobile capability for our brands to improve the user experience and help drive increased conversion and piloting Phase 2 of our omni-channel “endless aisle” capabilities in select Ann Taylor and LOFT stores, thereby providing our clients access to online merchandise from the store environment. We anticipate full execution of Phase 2 across our brands in Fiscal 2015. We have additional plans to optimize our seamless omni-channel client experience in Fiscal 2015 and beyond to drive incremental sales and profitability. This includes the launch of enhanced online search capabilities, the implementation of “order online, pick-up in store” technology and the anticipated launch of Lou&Grey.com.
Our omni-channel retail strategy guides most aspects of our plans for growth at our brands, including:

•
Most merchandise styles are available both in-store and online, excluding LOFT maternity, which is available online only and represents a small percentage of LOFT’s combined in-store and online merchandise assortment;

•
Technology that enables store fulfillment of online sales and online fulfillment of store sales by allowing seamless access to inventory maintained at full-price brick-and-mortar stores or our third-party online fulfillment center;

•	Coordinated online events designed to effectively and profitably clear through markdown inventory at Ann Taylor and LOFT stores;

•	Continued integration of our merchandise planning, procurement and allocation functions to serve each brand’s full-price store and online channels;

•	Continued refinement of a cross-channel client relationship management tool focused on client behaviors across each brand’s full-price store and online channels;

•	Integrated marketing and client outreach efforts aimed at increasing traffic and conversion, both in-store and online;

•	Weekly brand-level business review meetings focused on the combined productivity of both in-store and online channels;

•	Field training and monetary incentives aimed at educating and encouraging store associates to effectively meet the needs of our clients across channels; and

•	Management incentive compensation programs at both Ann Taylor and LOFT that reward associates based on the combined performance of each brand’s full-price store and online channels.
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
International Expansion
During Fiscal 2012, we opened our first stores in Canada, marking the first step in our international expansion efforts. In Fiscal 2013, we launched international shipping capabilities to more than 100 countries worldwide via our Websites, which not only extended the reach of our brands to clients outside of the U.S., but helped us identify and assess further international expansion opportunities. Building on this momentum, in Fiscal 2014, we also established a franchise partnership to facilitate our entry into Mexico, which resulted in the opening of three LOFT franchise store locations. We see further opportunity to expand our businesses in Canada and Mexico and will continue to evaluate further growth in territories outside of the U.S.
Lou & Grey
Fiscal 2014 also saw the launch of our new concept, Lou & Grey, which evolved from a growing part of our LOFT business, LOFT Lounge. Lou & Grey represents a new movement in women’s retail based on a thoughtfully designed and edited collection of easygoing, texture-rich styles for everyday wear. The store space is where beautifully made clothing seamlessly fits with a selection of locally made accessories and other unique products handcrafted by independent artisans. In early 2014, we tested the Lou & Grey concept with the opening of a store-in-store located in our Westport, Connecticut LOFT location. Following that, we continued to test and refine the Lou & Grey concept on a stand-alone basis, opening five free-standing stores in Fall 2014. In addition, we offer an edited assortment of Lou & Grey merchandise at our LOFT stores. With its casual, comfortable and effortless style, Lou & Grey is taking hold as its own brand, enabling us to meet another aspect of our clients’ wardrobing needs, while also attracting new clients to our brands.
Other Strategic Initiatives
In addition to omni-channel, international expansion and Lou & Grey, we continue to remain focused on optimizing productivity, profitability and diversification throughout the Company.
In this regard, during the first quarter of Fiscal 2014, we executed an organizational restructuring in support of our omni-channel retail strategy and our strategic growth initiatives. As part of the restructuring, we realigned certain functions within our corporate workforce, including our marketing, merchandise planning, procurement and allocation functions, to eliminate redundancy and integrate processes to better support our brands and serve our clients.
Following this, during the second half of Fiscal 2014, we launched a comprehensive end-to-end assessment of our supply chain designed to identify opportunities to enhance corporate profitability with a focus on speed, flexibility, improving product sell-through and reducing cost of goods sold. Every aspect of our supply chain, including geographic positioning, processes, raw materials negotiating, purchasing and logistics, is expected to benefit from this process. We expect to implement the strategies identified through this assessment in the second half of Fiscal 2015.
We will continue to evaluate other organic growth opportunities, including new merchandise and brand extensions, through our own internal efforts or by forging additional strategic partnerships. In addition, we will continue to assess inorganic growth opportunities, such as an acquisition, when we determine that such an opportunity will complement our existing brands and merchandise offerings and is in the best interest of our associates, clients and shareholders. Our primary focus, however, remains on our core businesses: Ann Taylor and LOFT.
Stores
We continue to focus considerable attention on optimizing our store portfolio in order to improve profitability and better serve our clients. We also believe continued investments in our Websites and further integration of our store and online channels will be a major contributor to our future growth.
Company-Operated Stores
Our retail stores are located in malls, specialty or lifestyle centers, downtown or village locations and destination shopping centers. We open new stores in markets that we believe have a sufficient concentration of our target clients. We also optimize the size and/or location of existing stores as demographic conditions warrant and sites become available. In addition, we regularly evaluate and invest in our current store base to elevate and modernize the in-store experience we provide to our clients.
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
We continued our store growth program in Fiscal 2014, opening 50 new stores, including three new stores in Canada, bringing our total store base in Canada to 13 stores at the end of Fiscal 2014. We also closed 45 underperforming stores. Capital expenditures related to our new stores totaled approximately $33.2 million and expenditures for store remodeling and refurbishment projects totaled approximately $38.5 million. In Fiscal 2014, total net square footage decreased by approximately 39,000 square feet, or approximately 1%, to approximately 5.8 million square feet, as compared to 5.9 million square feet at the end of Fiscal 2013.
In Fiscal 2015, we plan to open approximately 40 new stores in the U.S. and close approximately 35 U.S. stores. In addition, we plan to optimize the size of approximately 10 stores. We do not have any plans to open Company-operated stores outside of the U.S. in Fiscal 2015. Total net square footage is expected to decrease approximately 20,000 square feet, or approximately 0.3%, as compared to Fiscal 2014. Fiscal 2015 capital expenditures are expected to be approximately $35 million for new stores and approximately $25 million for store remodeling and refurbishment projects. Our store expansion and refurbishment plans are dependent upon, among other things, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the negotiation of acceptable lease terms. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The following table sets forth certain information regarding our Company-operated Ann Taylor, LOFT, Ann Taylor Factory (“ATF”), LOFT Outlet (“LOS”) and Lou & Grey (“L&G”) retail stores over the past three fiscal years:

	Ann Taylor Brand				LOFT Brand
	Ann Taylor				LOFT
	U.S.	Canada	ATF	Total	U.S.	Canada	LOS	Total	L&G	Total
January 28, 2012	280	—	99	379	500	—	74	574	—	953
New	9	2	3	14	25	1	23	49	—	63
Closed	(16)	—	(1)	(17)	(14)	—	(1)	(15)	—	(32)
February 2, 2013	273	2	101	376	511	1	96	608	—	984
New	5	2	7	14	33	5	14	52	—	66
Closed	(14)	—	—	(14)	(11)	—	—	(11)	—	(25)
February 1, 2014	264	4	108	376	533	6	110	649	—	1,025
New	3	—	8	11	14	3	17	34	5	50
Closed	(26)	—	—	(26)	(19)	—	—	(19)	—	(45)
January 31, 2015	241	4	116	361	528	9	127	664	5	1,030
We believe that our stores are located in some of the most productive retail centers in the U.S. and Canada and that our existing store base is a significant strategic asset of our business. During the past three years, we have invested approximately $307.3 million in our store base and approximately 81% of our stores are either new or have been expanded, downsized, remodeled or refurbished. Our stores typically have approximately 25% of their total square footage allocated to stockroom and other non-selling space.
Ann Taylor
Our primary focus at Ann Taylor is optimizing the productivity of the fleet by continuing to right-size stores to our smaller format and close underperforming stores. During Fiscal 2014, we opened three new Ann Taylor stores and right-sized and/or remodeled seven additional stores. As of January 31, 2015, we operated 245 Ann Taylor stores which averaged approximately 4,800 square feet. In Fiscal 2015, we plan to downsize approximately five additional stores.
LOFT
At LOFT, we continue to selectively expand the fleet by opening stores in small- and mid-sized markets, where we continue to see potential for additional growth. During Fiscal 2014, we opened 17 new LOFT stores and right-sized and/or remodeled 16 additional stores. As of January 31, 2015, we operated 537 LOFT stores which averaged approximately 5,700 square feet, including one LOFT flagship store on the ground floor of 7 Times Square, our corporate headquarters in New York City. In Fiscal 2015, we plan to open approximately 10 LOFT stores and downsize and/or remodel approximately five stores.
Lou & Grey
During Fiscal 2014, we launched the Lou & Grey concept on a stand-alone basis, opening both a shop-in-shop within an existing LOFT store and five free-standing Lou & Grey stores that average approximately 2,300 square feet. In Fiscal 2015, we plan to open approximately five free-standing Lou & Grey stores, as well as launch Lou&Grey.com to provide clients an integrated online shopping experience. We believe there is opportunity to further develop this concept and realize its potential.
Factory Outlet
In Fiscal 2014, we continued to grow our outlet fleet, opening eight new Ann Taylor Factory stores and 17 new LOFT Outlet stores. Both our Ann Taylor Factory and LOFT Outlet stores average approximately 6,600 square feet. In Fiscal 2015, we plan to further grow our factory outlet presence, and open approximately 10 new Ann Taylor Factory stores and 15 new LOFT Outlet stores.
Websites
Our Websites reinforce the unique aesthetic of our Ann Taylor and LOFT brands and are designed to complement the in-store experience we deliver to our clients. We offer our clients a high-quality online shopping experience, from merchandise availability and website design to order fulfillment and client service. We are committed to building a seamless, omni-channel experience for our clients and view our Websites not only as the largest store for each brand, but as a key enabler of this strategy.

In Fiscal 2015, we plan to extend this strategy to our new concept, Lou & Grey, with the launch of Lou&Grey.com. We will continue to explore opportunities to further improve speed, navigation and our overall online shopping experience and expect the further integration and growth of our Websites to be a major contributor to our overall future growth. Refer to “Business Strategy” for further discussion.
International franchise stores
During Fiscal 2014, we entered into an agreement with a third-party franchisee to open Ann Taylor and LOFT stores in the territory of Mexico. In connection with this agreement, three LOFT franchise stores were opened in Mexico in Fall 2014. These franchise stores do not require any capital investment or significant operational involvement on our part. While we have the ability to participate in certain decisions of the franchisee, such as store location, lease terms and store construction and design, these actions are primarily for the purpose of protecting the image and integrity of our Ann Taylor and LOFT brands. During Fiscal 2015, we expect an additional five stores will be opened in Mexico in connection with this agreement.
International third-party franchise stores are not included in brand-level or Company-operated stores and square footage data included herein.
Merchandise Design and Production
Substantially all of our merchandise is developed by our in-house product design and development teams, who design merchandise exclusively for us. Our merchandising groups determine inventory needs for the upcoming season, edit the assortments developed by the design teams, plan merchandise flows and arrange for the production of merchandise by independent third-party manufacturers, primarily through our in-house sourcing group. We also complement our in-house assortments by purchasing a small percentage of merchandise from branded vendors.
Our production management and quality assurance departments establish the technical specifications for all merchandise and inspect the merchandise for quality, including periodic in-line inspections while goods are in production, to identify potential problems prior to shipment. Upon receipt, merchandise is inspected on a test basis for uniformity of size and color, as well as for conformity with specifications and overall quality of manufacturing.
In Fiscal 2014, we sourced Ann Taylor, LOFT and Lou & Grey branded products from approximately 135 manufacturers and vendors in 15 countries, with no single supplier accounting for more than 10% of merchandise purchased on a cost basis and only one supplier accounting for more than 10% of merchandise purchased on a unit basis. Approximately 35% of our merchandise unit purchases originated in China (representing approximately 38% of total merchandise cost), 19% in Indonesia (19% of total merchandise cost), 16% in Vietnam (10% of total merchandise cost), 13% in India (13% of total merchandise cost) and 10% in the Philippines (14% of total merchandise cost). Any event causing a sudden disruption of manufacturing or imports from any of these countries, including the imposition of additional import restrictions, could have a material adverse effect on our operations. However, we generally do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise with any single supplier. In addition, all of our foreign purchases are negotiated and paid for in U.S. dollars.
We have a supply chain compliance program that requires our suppliers, factories and authorized subcontractors to comply with our Global Supplier Principles and Guidelines, as well as the local laws and regulations in the country of manufacture. We conduct unannounced third-party audits to confirm manufacturer adherence to our compliance standards. We are also a certified and validated member of the U.S. Customs and Border Protection’s Customs-Trade Partnership Against Terrorism (“C-TPAT”) program and expect all of our suppliers shipping to the U.S. to adhere to our C-TPAT requirements. These include standards relating to facility security, procedural security, personnel security, cargo security and the overall protection of the supply chain. Third-party audits are conducted to confirm supplier compliance with our standards.
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
Merchandise is typically sold at its original marked price for several weeks, with the length of time varying by individual style or color choice and dependent on client acceptance. We also run point-of-sale promotions that temporarily reduce the merchandise selling price and may apply to both full-price and markdown merchandise. We review inventory levels on an ongoing basis to identify slow-moving merchandise styles and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear this merchandise. Markdowns may also be used if inventory levels exceed client demand for reasons of design, seasonal adaptation or changes in client preference. Substantially all of our merchandise inventory is cleared in-store or through our Websites.
Our core merchandising system is the central repository for inventory data and related business activities that affect inventory levels, such as purchasing, receiving, allocation and distribution. Our primary distribution center is located in Louisville, Kentucky, as discussed further in “Properties.” The majority of our merchandise is processed through our Louisville facility, which we own and operate. Additionally, we contract with third-party fulfillment vendors, utilizing a Bolingbrook, IL facility to fulfill online orders and a Toronto, Ontario facility for merchandise allocation to our Canadian stores. We also utilize a third-party distribution center bypass facility in City of Industry, CA. While a portion of our merchandise is processed through this bypass facility for direct distribution to our stores, it serves primarily as a trans-loading facility and a back-up distribution center in the event of a disaster.
Brand Building and Marketing
We believe that our Ann Taylor and LOFT brands are among our most important assets and that these brands and their relationships with our clients are key to our competitive advantage. Our focus on continually evolving our brands to appeal to the changing needs of our clients helps us stay relevant and competitive in the women’s retail apparel industry.
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
We believe it is essential to communicate on a regular basis with our current client base and potential clients by telling each brand’s story through aspirational national and regional advertising, as well as through compelling direct mail marketing and in-store presentation. Marketing expenditures as a percentage of net sales were 3.7% in Fiscal 2014, 4.4% in Fiscal 2013 and 4.1% in Fiscal 2012.
Client Relationship Management
We have a credit card program that offers eligible clients in the U.S. the choice of a private label or co-branded credit card. Both cards can be used at any Ann Taylor, LOFT or Lou & Grey location or channel of distribution, including Ann Taylor Factory, LOFT Outlet and our Websites. The co-branded credit card can also be used at any other business where the card is accepted. Both the private label and co-branded credit cards are offered in an Ann Taylor and LOFT version, depending upon where a client enrolls in the program; however, the core benefits offered to clients are the same for both. All new cardmembers are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty.
To encourage clients to apply for a credit card, we provide a discount to approved cardmembers on all purchases made with a new card on the day of application acceptance. Rewards points are earned on purchases made with the credit card at any of our brands or channels of distribution. Co-branded cardmembers also earn points on purchases made at other businesses where our card is accepted. Cardmembers who accumulate the requisite number of points are issued a Rewards Card redeemable toward a future purchase.
We are focused on building on our client service through a client relationship management initiative designed to deliver a more personalized and relevant shopping experience for our clients. We are increasingly engaging clients through more targeted and personalized outreach, both at our full-price and outlet channels, to provide an optimal omni-channel shopping experience, establish stronger relationships and further enhance the efficiency of our marketing programs.
Information Systems
We recognize the importance of ongoing investment in information services and technology and continually enhance the systems we use to support our Websites and omni-channel capabilities, as well as our international expansion, merchandise procurement, inventory management and order fulfillment processes. These enhancements are generally aimed at optimizing the client experience, driving sales, improving client access to merchandise and back-office efficiencies. During Fiscal 2014, we launched enhanced mobile capabilities to our Websites and initiated Phase 2 of our omni-channel “endless aisle” capabilities in select Ann Taylor and LOFT stores, thereby providing clients access to online merchandise from the store environment.

Trademarks, Domain Names and Service Marks
The “ANN TAYLOR®,” “LOFT®,” “ANN TAYLOR LOFT®” and other proprietary marks are registered with the U.S. Patent and Trademark Office and with the trademark registries of many foreign countries. Our rights in these marks are a significant part of our business strategy, as we believe they are famous and well-known in the women’s apparel industry. Accordingly, we intend to maintain our trademarks and related registrations and vigorously protect them against infringement.
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
Associate Relations
As of January 31, 2015, we had approximately 18,800 employees, of which approximately 1,950 were full-time salaried employees, 2,300 were full-time hourly employees and 14,550 were part-time hourly employees working less than 30 hours per week. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.
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
Available Information
We make available free of charge on our website, http://investor.anninc.com, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are filed electronically with, or otherwise furnished to, the U.S. Securities and Exchange Commission. Copies of the charters of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and Business Conduct Guidelines, are also available on our website.

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
Our ability to anticipate and respond to changing client preferences and fashion trends in a timely manner
Our success largely depends on our ability to consistently gauge fashion trends and provide a balanced assortment of merchandise that satisfies client demands for each of our brands in a timely manner. Any missteps may affect inventory levels, since we enter into agreements to manufacture and purchase our merchandise well in advance of the applicable selling season. Our failure to anticipate, identify or react appropriately in a timely manner to changes in client preferences, fashion trends and economic conditions could lead to, among other things, missed opportunities, excess inventory and more frequent markdowns or inventory shortages, all of which could negatively impact sales and gross margin performance and have a material adverse effect on our business and results of operations. Merchandise missteps could also negatively impact our image with our clients and result in diminished brand loyalty.

Our ability to maintain our brand image, engage new and existing clients and gain market share
Our ability to maintain our brand image and reputation is integral to our business as well as the implementation of strategies to expand it. Maintaining, promoting and growing our brands will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high-quality client experience. In addition, while our brands are mature and we have extensive client lists, our success depends, in part, on our ability to keep existing clients engaged and attract new clients to shop our brands. Our business and results of operations could be adversely affected if we fail to achieve these objectives for either or both of our brands and failure to achieve consistent, positive performance at both of our brands simultaneously could have an adverse effect on our sales and profitability. In addition, our ability to address the challenges of declining store traffic, including at factory outlet centers, in a highly promotional, low growth environment may impact our ability to maintain and gain market share and also impact our sales and profitability.
The effect of competitive pressures from other retailers as well as structural headwinds in the specialty retail sector
The women's specialty retail industry is highly competitive. We compete with local, national and international department stores, specialty and discount stores, catalogs and internet businesses offering similar categories of merchandise. We face a variety of competitive challenges, including anticipating and quickly responding to changing client demands or preferences, maintaining favorable brand recognition and effectively marketing our products to our clients in several diverse demographic markets, sourcing merchandise efficiently and developing innovative, high-quality merchandise in styles that appeal to our clients in ways that favorably distinguish us from our competitors. In addition, many of our competitors have advantages over us, including substantially greater financial, marketing and other resources. Increased levels of promotional activity by our competitors, some of whom may be able to adopt more aggressive pricing policies than we can, both online and in stores, may negatively impact our sales and profitability. There is no assurance that we can compete successfully with these companies in the future. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition in these areas may result in higher costs and reduce our operating margins, which could adversely affect our business and results of operations.
In addition, structural headwinds in the specialty retail sector are particularly challenging. The growth of fast fashion and value fashion retailers and expansion of off-price retailers has shifted shopper expectations to more affordable pricing of well-known brands and exacerbated the continued promotional pressure. The rise of these retailers as well as the shift in shopping preferences from brick-and-mortar stores to the online channel, where online only businesses or those with e-commerce capabilities continue to grow, have increased the difficulty of maintaining and gaining market share. A downturn or an uncertain outlook in the women’s specialty retail sector in which we sell our products could materially adversely affect our business and results of operations.
Our reliance on key management and our ability to attract and retain qualified associates as well as ensure that we have the appropriate organizational structure and processes in place to achieve our strategic initiatives
Our success depends to a significant extent upon both the continued services of our current executive and senior management team, as well as our ability to attract, hire, motivate and retain qualified management talent in the future. Our senior executive officers have substantial experience and expertise in the retail business and have made significant contributions to the growth and success of our brands. Competition for key executives in the retail industry is intense and our operations could be adversely affected if we cannot retain our key executives or fail to attract additional qualified individuals. Our performance also depends in large part on the talents and contributions of engaged and skilled associates in all areas of our organization. If we are unable to identify, hire, develop, motivate and retain talented individuals, we may be unable to compete effectively and our business and results of operations could be adversely impacted.
In addition, as our business continues to evolve, we must ensure that we have the appropriate organizational structure and processes in place to achieve our strategic initiatives. If we are unable to accomplish these objectives, our business and results of operations could be adversely impacted.
Our reliance on third-party manufacturers and key vendors
We do not own or operate any manufacturing facilities, and therefore, depend on independent third parties to manufacture our merchandise. As such, we face the risk of increased manufacturing costs and cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in speed, production capacity and flexibility; errors in complying with merchandise specifications; insufficient quality control; and failure to meet production deadlines. In addition, we source our merchandise from a select group of manufacturers and continue to strengthen our relationships with these key vendors. While this strategy has benefits, it also has risks. If one or more of our key vendors were to cease working with us, the flow of merchandise could be impacted. In addition, we cannot predict the impact of world-wide events, including inclement weather, natural disasters, public health issues, strikes, or political or economic conditions on our major suppliers. Our suppliers could also face economic pressures as a result of rising wages and inflation or experience difficulty obtaining adequate credit or access to liquidity to finance their operations, which could lead to vendor consolidation. While we have contingency plans for such potential risks, a manufacturer’s failure to continue working with us, ship merchandise to us on a timely basis or meet our product safety, quality and social compliance standards could cause supply shortages, failure to meet client expectations and damage to our brands, which could have a material adverse effect on our sales and results of operations.
Our dependence on our Louisville distribution center and third-party distribution and transportation providers
Our wholly-owned and operated primary distribution center in Louisville, Kentucky manages the receipt, storage, sorting, packing and distribution of the majority of merchandise to our stores. We also utilize third-party distribution facilities in City of Industry, California and Toronto, Canada for distribution support to our stores. In addition, sales at our Websites are primarily processed by a third-party fulfillment provider with facilities in Bolingbrook, Illinois. Independent third-party transportation companies then deliver merchandise from these facilities to our stores and/or our clients. Any significant interruption in the operation of our Louisville distribution center, our third-party distribution, fulfillment or transportation providers or the various ports through which our merchandise enters the U.S., for any reason, including natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes or other unforeseen events and circumstances, could delay or impair our ability to distribute merchandise to our stores and/or our clients. This could lead to inventory issues, increased costs, lower sales and a loss of loyalty to our brands, among other things, which could adversely affect our business and results of operations.
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

•
imposition of additional legislation or agreements relating to import quotas or other restrictions that may limit the quantity of our merchandise that may be imported into the U.S. or Canada from countries in regions where our merchandise is manufactured;

•
significant delays or disruptions in the delivery of cargo due to port security or congestion issues, labor disputes or shortages, local business practices, vendor compliance with applicable import regulations or weather conditions;

•	imposition of duties, taxes and other charges on imports or exports;

•
imposition of anti-dumping or countervailing duties in response to an investigation as to whether a particular product being sold in the U.S. or Canada at less than fair value may cause (or threaten to cause) material injury to the relevant domestic industry;

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
The effect of fluctuations in sourcing costs
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high or low demand for fabrics, labor conditions, transportation or freight costs, currency fluctuations, weather conditions, supply conditions, government regulations, inflation, market speculation and economic, climate and other unpredictable factors. We take steps to mitigate sourcing pressures from fluctuating raw material costs by making advance commitments on key core fabrics when required, leveraging our strong vendor relationships and using country sourcing flexibility. Despite these measures, an increase in the demand for, the price of and/or a decrease in the availability of the raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales or our ability to meet our clients’ expectations. Additionally, increases in labor costs, as well as a shortage of skilled labor in certain areas of China, may also impact our sourcing costs. The cost of transportation has also been increasing, and these cost pressures are likely to persist. We may not be able to pass all or a portion of such higher sourcing costs onto our clients, which could negatively impact our profitability.

The impact of a privacy breach and the resulting effect on our business and reputation
We rely heavily on digital technologies for the successful operation of our business, including electronic messaging, digital marketing efforts and the collection and retention of client data and associate information. We also rely on other third parties to process credit card transactions, perform online e-commerce and social media activities and retain data relating to our financial position and results of operations, strategic initiatives and other important information. Despite the robust security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to cyber-security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any actual or perceived misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could severely damage our reputation and our relationship with our clients, associates and investors as well as expose us to risks of litigation, liability or other penalties and materially adversely affect our business and results of operations.
In addition, we may incur significant remediation costs in the event of a cyber-security breach or incident, including liability for stolen client or associate information, repairing system damage or providing credit monitoring or other benefits to affected clients or associates. We may also incur increased costs to comply with various applicable laws or industry standards regarding use and/or unauthorized disclosure of personal information. These and other cyber-security-related compliance, prevention and remediation costs may also adversely impact our financial condition and results of operations. In addition, although we maintain cyber-security insurance, there can be no assurance that our insurance coverage will be sufficient, or that insurance proceeds will be paid to us in a timely manner.
Our ability to manage inventory levels and changes in merchandise mix as well as optimize the operational aspects of our omni-channel fulfillment strategy
The long lead times required for a substantial portion of our merchandise make client demand difficult to predict and responding quickly to changes challenging. Though we have the ability to source certain product categories with shorter lead times, we enter into contracts for a substantial portion of our merchandise well in advance of the applicable selling season. Our financial condition could be materially adversely affected if we are unable to manage inventory levels and respond to short-term shifts in client demand patterns. Inventory levels in excess of client demand may result in excessive markdowns and, therefore, lower than planned sales and gross margin. On the other hand, if we underestimate demand for our merchandise, we may experience inventory shortages resulting in missed sales and lost revenues. Either of these events could significantly affect our operating results and brand image and loyalty. Our margins may also be impacted by changes in our merchandise mix and a shift toward merchandise with lower selling prices. These changes could have a material adverse effect on our business and results of operations.
In addition, our omni-channel fulfillment strategy, which aims to help optimize the client experience, improve merchandising decisions and support our omni-channel operations, creates additional complexities in our ability to manage inventory levels, as well as certain operational issues in stores and online, including packaging, shipping, timeliness and returns. Accordingly, our success depends to a large degree on continually evolving the processes and technology that enable us to plan and manage inventory levels and fulfill orders, address any related operational issues in store and online and further align both channels to optimize our omni-channel retail strategy. If we are unable to successfully manage the inventory complexities and operational issues associated with our omni-channel fulfillment strategy, we may experience an adverse impact on our business and results of operations.
Our ability to successfully optimize implementation of our omni-channel retail strategy and maintain a relevant and reliable omni-channel experience for our clients
We are committed to growing our business through our omni-channel retail strategy. Our goal is to offer our clients seamless access to our brands and merchandise whenever and wherever they choose to shop. Accordingly, our success also depends on our ability to anticipate and implement innovations in sales and marketing strategies to appeal to existing and potential clients who increasingly rely on multiple portals, including mobile technologies, to meet their shopping needs. Failure to enhance our technology and marketing efforts to align with our clients’ shopping preferences could significantly impair our ability to meet our strategic business and financial goals. If we do not successfully optimize the implementation of our omni-channel retail strategy or if it does not achieve its intended objectives, we may experience an adverse impact on our business and results of operations.
Our ability to execute brand extensions and other growth strategies, including international expansion
In order to achieve long-term growth, part of our business strategy is to grow our existing brands and identify and develop new growth opportunities, including potential acquisitions. The launch of new merchandise offerings or concepts, such as Lou & Grey, or the addition of new businesses may require significant capital expenditures and management oversight. Any such plans are subject to risks, such as the lack of client acceptance, failure to differentiate products, competition and/or failure to successfully integrate operations and personnel or achieve the anticipated benefits of acquisitions. There is no assurance that these strategies will be successful or that our overall profitability will increase as a result. In addition, if we fail to properly execute our plans or identify alternative strategies, it could have a material adverse effect on our business and results of operations.
Our growth strategy may also continue to include plans to develop new strategic partnerships as well as further expand our presence in both new and existing markets, including international markets. We have very limited experience operating outside of the U.S. or through alternative business models, such as franchises. International markets also present unique risks, including different operational characteristics in the areas of employment and labor, transportation, logistics, real estate, finance and law. Furthermore, consumer demand and behavior, as well as preferences and purchasing trends, may differ. Other challenges may include facing established competitors, as well as general economic conditions in specific countries or markets, disruptions or delays in shipments, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. As a result of these and other factors, our efforts to enter foreign markets may not be successful, or the sales and profitability generated by our foreign operations may not be in line with our expectations. In addition, international expansion, including any difficulties that we may encounter if we were to expand to other international markets, may divert financial, operational and managerial resources from our existing operations and/or result in increased costs, which could adversely impact our financial condition and results of operations.
Further, as we continue to implement our plans for international expansion, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate. We must use all commercially reasonable efforts to ensure compliance with these laws. Any violations of such laws could subject us to sanctions or other penalties, which could negatively affect our reputation, business and results of operations.
Our ability to successfully manage our Internet business and deliver an integrated omni-channel shopping experience to our clients
Our Internet business is a key component of our omni-channel retail strategy and subject to numerous risks, including:

•	the failure to successfully implement new systems, system enhancements and Internet platforms, including our omni-channel and online international order fulfillment and enhanced mobile capability;

•
the failure of our technology infrastructure or the computer systems that operate our websites and their related support systems, causing, among other things, website downtimes, telecommunications issues or other technical failures;

•	the reliance on third-party computer hardware/software providers;

•	rapid technological change;

•	liability for online content;

•	violations of federal, state, foreign or other applicable laws, including those relating to online privacy;

•	credit card fraud;

•	vulnerability to electronic break-ins and other similar disruptions; and

•	moderating Internet sales growth.
Our failure to successfully address and respond to these risks could negatively impact sales, increase costs and damage the reputation of our brands.
Our ability to successfully upgrade and maintain our information systems in a timely and secure manner to support the needs of the organization
We rely heavily on information systems to manage our operations, including a full range of retail, financial, sourcing and merchandising systems. We regularly make investments to upgrade, enhance or replace these systems, as well as leverage new technologies to support our growth strategies. We have also implemented enterprise-wide initiatives that are intended to standardize business processes and optimize performance. Any delays or difficulties transitioning to new systems or integrating them with current systems or the failure to implement our initiatives in an orderly and timely fashion could result in additional investment of time and resources, which could impair our ability to improve existing operations and support future growth.
In addition, the reliability and capacity of our information systems are critical. Despite preventative efforts, our systems are vulnerable from time-to-time to damage or interruption from, among other things, natural disasters, technical malfunctions, inadequate systems capacity, human error, power outages, computer viruses and security breaches. Failure to maintain adequate system security controls to protect our computer assets and sensitive data, including associate and client data, from unauthorized access, disclosure or use could damage our reputation with our associates and our clients and expose us to risks of litigation and liability. Finally, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans. Any disruptions affecting our information systems could have a material adverse effect on our business and results of operations.
As a component of our ongoing strategy to increase efficiencies, monitor costs and improve our information technology capabilities, we rely on third parties for products and implementation and/or management of certain aspects of our information systems and infrastructure. Many of the functions that are performed by third parties are performed in offshore locations. Our agreements with those third parties require them to maintain certain levels of care and security with respect to our information systems and our data. Failure by any of these third parties to implement and/or manage our information systems and infrastructure effectively and securely could disrupt our operations, adversely affect our clients’ shopping experience and negatively impact our profitability. Furthermore, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war or the occurrence of natural disasters), restrictive actions by foreign governments or changes in U.S. laws and regulations.
Our ability to secure and protect trademarks and other intellectual property rights
We believe that our trademarks and other intellectual property rights are critical to our success. Even though we register and defend our trademarks and other intellectual property rights, there is no assurance that our actions will protect us from the prior registration by others or prevent others from infringing our trademarks and intellectual property rights or seeking to block sales of our products as infringements of their trademarks and intellectual property rights. Further, the laws of foreign countries may not protect intellectual property rights to the same extent as do the laws of the U.S. Because we have not registered without opposition all of our trademarks in all categories, or in all foreign countries in which we currently manufacture merchandise or may manufacture or sell merchandise in the future, our ability to source merchandise from international suppliers or pursue international expansion could be negatively impacted. Any litigation regarding our trademarks could be time-consuming and costly. Moreover, if we are not successful, the loss of exclusive use of our trademarks and other proprietary rights could have a material adverse effect on our business and results of operations.
Failure to comply with legal and regulatory requirements
Our business is subject to legal and regulatory requirements in the U.S. and abroad, including, without limitation, those required by the SEC, the New York Stock Exchange and the Sarbanes-Oxley Act of 2002, as well as securities, tax, environmental, health care, privacy, employment and anti-bribery laws and regulations. In addition, in the future, there may be new legal or regulatory requirements or more stringent interpretations of applicable requirements, which could increase the complexity of the regulatory environment in which we operate and the related cost of compliance.
While it is our policy and practice to comply with all legal and regulatory requirements and our procedures and internal controls are designed to ensure such compliance, we are involved from time to time in litigation arising primarily in the ordinary course of business. Litigation matters may include, among other things, employment, commercial, intellectual property, advertising or shareholder claims. A finding that we or our vendors or agents are out of compliance with applicable laws and regulations could subject us to civil remedies or criminal sanctions, which could have a material adverse effect on our business, reputation and stock price. In addition, even the claim of a violation of applicable laws or regulations could negatively affect our reputation. We believe that our current litigation matters will not have a material adverse effect on our consolidated results of operations or financial condition. However, our assessment of current litigation could change in light of the discovery of facts with respect to legal actions pending against us, not presently known to us, or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of such litigation as well as additional litigation that is not currently pending.
The effect of general economic conditions
Our financial performance is dependent on consumer confidence and levels of consumer spending, which may remain volatile for the foreseeable future. Some of the factors impacting consumer confidence and discretionary consumer spending include, but are not limited to: general economic conditions; fiscal and monetary policies of governments; wages and unemployment; consumer debt; reductions in net worth based on market declines or declines in the residential real estate and mortgage markets; tax policies; increases in fuel and energy prices; changes in interest rates; the threat of or actual terrorist attacks; military conflicts and the domestic and international political environment. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. A downturn in the economy could affect consumer purchases of our merchandise and lead to excess inventory levels, which could materially adversely affect our liquidity, capital resources, results of operations and continued growth.
In addition, as a result of general unpredictability in the global financial markets, there can be no assurance that our liquidity will not be affected or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash, cash provided by operations and available borrowing capacity under our revolving credit facility will be adequate to satisfy our capital needs for the foreseeable future, any tightening of the credit markets could make it more difficult for us to access funds, enter into agreements for new indebtedness or obtain funding through the issuance of our securities. Our revolving credit facility also has financial covenants and certain restrictions which, if not met, may further impede our ability to access funds.

We also have significant amounts of cash on deposit at FDIC-insured financial institutions that are currently in excess of federally insured limits and therefore, we cannot be assured that we will not experience losses with respect to cash on deposit in excess of such limits.
Our ability to successfully manage store growth and optimize the productivity and profitability of our store portfolio
Our continued growth and success depend, in part, on our ability to successfully open and operate new stores, enhance and remodel existing stores on a timely and profitable basis and optimize overall store performance by closing under-performing stores. Accomplishing our store expansion goals depends upon a number of factors, including locating suitable sites and negotiating favorable lease terms. We must also be able to effectively renew and renegotiate lease terms for existing stores. Managing the profitability of our stores and optimizing store productivity also depends, in large part, on the continued success and client acceptance of our store formats, maintenance of the appropriate fleet size relative to brick and mortar sales and our ability to achieve planned store growth for our brands in Fiscal 2015 and beyond. Hiring and training qualified associates, particularly at the store management level, maintaining overall good relations with our associates and vendors and managing inventory and distribution effectively to meet the needs of new and existing clients on a timely basis are also important to our store operations. There is no assurance that we will achieve our store expansion goals, manage our growth effectively or operate our stores profitably. In addition, the challenges of declining store traffic and the inability to achieve acceptable results in new and existing stores could lead to store closures and/or asset impairment charges, which could adversely affect our results of operations and impact our future growth.
Our dependence on shopping malls and other retail centers to attract clients to our stores and ability to negotiate acceptable lease terms
Many of our stores are located in shopping malls and other retail centers that benefit from the ability of “anchor” retail tenants, generally large department stores, and other attractions, to generate sufficient levels of consumer traffic in the vicinity of our stores. Any decline in the volume of consumer traffic at shopping centers, whether because of the economic slowdown, a decline in the popularity of shopping centers, the closing of anchor stores or otherwise, could result in reduced sales at our stores and excess inventory. We may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could have a material adverse effect on our business and results of operations.
In addition, continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation continue, a large proportion of our store base could be concentrated with one or a few entities that could then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. If we are unable to negotiate favorable lease terms with these entities, this could affect our ability to profitably operate our stores, which could adversely affect our business, financial condition and results of operations.
Manufacturer compliance with our social compliance program requirements
We require our independent manufacturers to comply with all applicable laws and regulations, as well as our Global Supplier Principles and Guidelines, which cover many areas, including labor, health, safety, environmental and other legal standards. We monitor compliance with these Guidelines using third-party monitoring firms. Although we have an active program to provide training for our independent manufacturers and monitor their compliance with these standards, we do not control the manufacturers or their practices. Any failure of our independent manufacturers to comply with our Global Supplier Principles and Guidelines or labor or other local laws in the country of manufacture, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the U.S., could disrupt the shipment of merchandise to our stores, force us to locate alternative manufacturing sources, reduce demand for our merchandise, damage our reputation and/or expose us to potential liability for their wrongdoings. Any of these events could have a material adverse effect on our reputation, business and results of operations.
The impact of fluctuations in sales and profitability on our stock price
A variety of factors has historically affected, and will continue to affect, our comparable sales results and profit margins. These factors include fashion trends and client preferences, changes in our merchandise mix, competition, economic conditions, extreme or unseasonable weather, effective inventory management and new store openings, among other things. There is no assurance that we will achieve positive levels of sales and earnings growth and any decline in our future growth or performance could have a material adverse effect on the market price of our common stock.
Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including actual or anticipated financial results, global economic conditions, broad market fluctuations, our operating performance and public perception of the prospects for our brands or for the women’s apparel industry in general. Failure to meet market expectations, particularly with respect to sales, operating margins, net income and earnings per share, could result in a decline in the market value of our stock.

Effects of natural disasters, war, terrorism, public health concerns or other catastrophes
Natural disasters, extreme weather and public health concerns, including severe infectious diseases, could impact our ability to open and run our corporate offices, distribution center, stores and other operations in affected areas and/or negatively impact our foreign sourcing offices and the operations of our vendors. In addition, our ability to continue to operate our business without significant disruption in the event of a disaster or other event depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans. Lower client traffic due to the effect of natural disasters or extreme weather, security concerns, war or the threat of war and public health concerns could result in decreased sales that could have a material adverse impact on our business, financial condition and results of operations. In addition, both the threat of or actual terrorist events in the U.S. and world-wide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic. Our ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster or other catastrophic situation. In addition, although we maintain business interruption and property insurance, there can be no assurance that our insurance coverage will be sufficient, or that insurance proceeds will be timely paid to us.
The effect of tax matters on our business operations
We are subject to income taxes in the U.S. and certain foreign jurisdictions. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in certain jurisdictions. We are also subject to the examination of our income tax returns by the Internal Revenue Service and other domestic, international and local tax authorities and government bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for income taxes, however, there can be no assurance as to the outcome of these examinations. Any changes in tax rates, tax legislation or regulations, and/or tax accounting rules and regulations or interpretations thereof or an adverse outcome related to a tax examination could have a material impact on our results of operations, financial condition and cash flows in future periods.

ITEM 1B.	Unresolved Staff Comments.
None.

ITEM 2.	Properties.
As of January 31, 2015, we operated 1,030 retail stores in 47 states, the District of Columbia, Puerto Rico and Canada, all of which were leased. Store leases, most of which are non-cancelable, typically provide for initial terms of 10 years, although some leases have shorter or longer initial periods. Many of our store leases grant us the right to extend the term for one or two additional five-year periods and also contain early termination options, which can be exercised by us under specific conditions. Most store leases require us to pay a specified minimum rent, plus a contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. In addition, most of the leases require us to pay real estate taxes, insurance and certain common area and maintenance costs. The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2015 - 2017	451
2018 - 2020	206
2021 - 2023	311
2024 and later	62
We lease our corporate offices at 7 Times Square in New York City (approximately 308,000 square feet) under a lease expiring in 2020. In addition, we maintain 42,000 square feet of office space in Milford, Connecticut, under a lease that expires in 2019. Both of these leases grant us the right to extend the term for two additional five-year periods.
The Company’s wholly-owned subsidiary, AnnTaylor Distribution Services, Inc., owns our 256,000 square foot distribution center located in Louisville, Kentucky. The distribution center is located on approximately 29 acres, which could accommodate possible future expansion of the facility. The majority of our merchandise is distributed to stores through this facility.

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

Our common stock is listed and traded on the New York Stock Exchange under the symbol “ANN.” The number of holders of record of common stock at February 27, 2015 was 1,875. The following table sets forth the high and low sale prices per share of our common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2014
Fourth quarter	$39.22	$31.69
Third quarter	42.96	34.23
Second quarter	42.01	36.31
First quarter	43.61	30.71
Fiscal Year 2013
Fourth quarter	$39.13	$31.63
Third quarter	37.03	31.40
Second quarter	35.00	28.66
First quarter	32.80	26.95

STOCK PERFORMANCE GRAPH
The following graph compares the percentage changes in the cumulative total stockholder return on the Company’s Common Stock for the five-year period ended January 31, 2015, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Apparel Retailers Index for the same period. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at January 31, 2010 and assume that all dividends, if any, were reinvested. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

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
The following table sets forth information concerning purchases of our common stock for the periods indicated, which upon repurchase, are classified as treasury shares available for general corporate purposes:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
November 2, 2014 to November 29, 2014	—	$—	—	$200,000
November 30, 2014 to January 3, 2015	—	—	—	200,000
January 4, 2015 to January 31, 2015	—	—	—	200,000
	—		—

(1)
On August 21, 2013, our Board of Directors approved a $250 million securities repurchase program (the “Repurchase Program”). The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. There were no repurchases made under the Repurchase Program during the fourth quarter of Fiscal 2014. As of January 31, 2015 and March 13, 2015, the date of this Report, $200 million remained available for share repurchases under the Repurchase Program.

The information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is provided in Part III, Item 12.

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

	Fiscal Year Ended
	January 31, 2015		February 1, 2014		February 2, 2013		January 28, 2012		January 29, 2011
	(in thousands, except earnings per share and store count information)
Consolidated Statements of Operations:
Net sales	$2,533,460		$2,493,491		$2,375,509		$2,212,493		$1,980,195
Cost of sales	1,242,506		1,150,183		1,073,167		1,004,350		876,201
Gross margin	1,290,954		1,343,308		1,302,342		1,208,143		1,103,994
Selling, general and administrative expenses	1,161,838		1,173,234		1,135,551		1,062,644		978,580
Restructuring charge	17,303		—		—		—		5,624
Operating income	111,813		170,074		166,791		145,499		119,790
Interest and investment income/(expense), net	(363)		(94)		1,051		(1,052)		(668)
Other non-operating expense, net (1)	(835)		(17)		(189)		—		—
Income before income taxes	110,615		169,963		167,653		144,447		119,122
Income tax provision	42,635		67,533		65,068		57,881		45,725
Net income	$67,980		$102,430		$102,585		$86,566		$73,397
Basic earnings per share	$1.47		$2.21		$2.13		$1.66		$1.26
Diluted earnings per share	$1.46		$2.19		$2.10		$1.64		$1.24
Weighted average shares outstanding	45,172		45,490		47,494		51,200		57,203
Weighted average shares outstanding, assuming dilution	45,608		45,955		48,094		52,029		58,110

Consolidated Operating Information:
Percentage increase/(decrease) in comparable sales (2)	(1.9)%		2.3%		3.3%		6.8%		10.7%
Number of Company-operated stores:
Open at beginning of period	1,025		984		953		896		907
Opened during the period	50		66		63		76		24
Closed during the period	(45)		(25)		(32)		(19)		(35)
Open at the end of the period	1,030		1,025		984		953		896
Total store square footage at end of period	5,834		5,873		5,685		5,584		5,284
International franchise stores open at end of period	3		—		—		—		—
Capital expenditures (3)	$99,485		$145,065		$149,737		$124,448		$64,367
Depreciation and amortization	$111,131		$106,588		$97,829		$94,187		$95,523
Working capital turnover (4)	10.1	x	12.4	x	13.2	x	9.7	x	8.0	x
Inventory turnover (5)	4.9	x	5.0	x	5.0	x	4.9	x	4.8	x

Consolidated Balance Sheet Information:
Working capital	$269,410		$231,472		$169,275		$189,420		$268,005
Total assets	1,061,506		1,032,960		942,205		887,681		926,820
Total stockholders’ equity	510,678		468,456		385,110		363,877		423,445
(Footnotes on following page)

(Footnotes for preceding page)

(1)	“Other non-operating expense, net” primarily consists of foreign currency transaction gains or losses.

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

(3)
Capital expenditures are accounted for on the accrual basis and reflect the net increase/(decrease) in non-cash transactions of $(8.8) million, $2.0 million, $2.5 million, $5.5 million and $3.2 million in Fiscal 2014, 2013, 2012, 2011 and 2010, respectively. The non-cash transactions are primarily related to the purchase of property and equipment on account.

(4)	Working capital turnover is determined by dividing net sales by the average of the amount of working capital at the beginning and end of the period.

(5)	Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our consolidated financial statements and notes thereto included elsewhere in this Report.
Management Overview
Our Fiscal 2014 results were impacted by several external factors, including weak industry traffic and a highly promotional retail environment throughout much of the year, as well as work slowdowns and the resulting shipping congestion at West Coast ports, which further weighed on results during the back half of the year. In response to these external challenges, we were forced to be more promotional than planned to clear through inventory and also incurred approximately $13 million in incremental pre-tax air freight costs as we employed contingency plans to mitigate the impact of the situation at the West Coast ports. Adding to these external challenges, we experienced soft product performance in select categories at both Ann Taylor and LOFT during the year. Although net sales improved slightly compared with Fiscal 2013, the combined effect of these challenges impacted comparable sales and pressured gross margin performance, driving a comparable sales decrease of 1.9% and a 290 basis point decline in gross margin rate performance compared to last year. We also recorded a pre-tax restructuring charge of $17.3 million during the first quarter of Fiscal 2014 in connection with our strategic organizational realignment, which was designed to integrate processes across the organization in support of our omni-channel retail strategy to better serve our clients. Based on the ongoing positive impact of savings associated with our restructuring and continued disciplined expense management, we were able to mitigate some of the topline and margin exposure through an overall decrease in selling, general and administrative expenses. Despite this, both net income and diluted earnings per share were down more than 30% compared to last year.
At the Ann Taylor brand, total net sales decreased 0.7% compared to last year, with overall comparable sales down 2.2%. At Ann Taylor, which includes Ann Taylor stores and anntaylor.com, comparable sales decreased 0.7%, primarily due to the combined effect of soft traffic and the highly promotional retail environment, as well as soft product performance in select categories during the Fall season. In hindsight, our Fall merchandise assortment would have benefitted from more color and print choices, as well as a better balance across the style offering in tops. At Ann Taylor Factory, comparable sales decreased 5.2%, which reflected the impact of continued traffic challenges and a highly promotional environment in factory outlet centers as well as soft product performance, particularly in knit tops. Going forward, we will continue to carefully manage our inventory position in the factory channel, with a focus on maximizing bottom-line performance.
At the LOFT brand, total net sales across all channels increased 3.1% over last year, while overall comparable sales declined 1.7%. At LOFT, which includes LOFT stores and LOFT.com, comparable sales decreased 2.4% during Fiscal 2014. LOFT experienced soft product performance in certain categories during the first half of the year and was also impacted by soft traffic and a highly promotional retail environment throughout much of the year, however comparable sales improved as the year progressed due to the overall strength of our merchandise assortment.  At LOFT Outlet, comparable sales increased 1.3% for the year, despite the impact of continued traffic challenges and a highly promotional environment in factory outlet centers, primarily as a result of a strong merchandise assortment that was well-received by clients. Looking ahead, we believe that overall the LOFT brand is well-positioned for the Spring 2015 season with new and exciting fashion and everyday essentials, all at great value.
Our Fiscal 2014 real estate strategy continued to focus on optimizing our store portfolio in order to improve profitability and better serve our clients. At Ann Taylor, we continued to right-size existing Ann Taylor stores to our smaller format, close underperforming stores and expand the presence of Ann Taylor Factory in upscale factory outlet centers. Toward this end, we opened three new Ann Taylor stores, eight new Ann Taylor Factory stores and right-sized and/or remodeled an additional seven Ann Taylor stores during Fiscal 2014. At LOFT, we continued to selectively expand the fleet in small- and mid-sized markets and increase the reach of LOFT Outlet through the opening of new stores. This resulted in the addition of 17 new LOFT stores and 17 new LOFT Outlet stores during Fiscal 2014. In addition, after the successful launch of Lou & Grey as a standalone concept with the opening of our first shop-in-shop within an existing LOFT store in early 2014, we further tested the concept with the opening of five free-standing stores during the back half of the year. We are encouraged by the initial results of these stores and plan to open approximately five additional free-standing Lou & Grey stores in Fiscal 2015 as we continue to further refine the concept. In addition, we continued to further expand our international presence, with the opening of three franchised LOFT stores in Mexico in the back half of Fiscal 2014.
During Fiscal 2014, we also continued to evolve our omni-channel and e-commerce offerings to provide our clients a seamless and brand-appropriate cross-channel shopping experience. To this end, we upgraded both the utility and aesthetic appeal of our Websites and also launched our enhanced mobile experience, and have since seen higher levels of conversion and improved client engagement. We also began piloting Phase 2 of our omni-channel “endless aisle” capabilities in select Ann Taylor and LOFT stores, thereby providing our clients access to online merchandise from the store environment. Based on the success of this pilot, we anticipate full execution of Phase 2 across our brands in Fiscal 2015.

Finally, in our continued efforts to explore further operational efficiencies and expense savings, we launched a comprehensive Supply Chain initiative in late 2014, which is expected to generate at least $50 million of incremental gross margin annually by 2017. Our Supply Chain initiative is focused on enhancing the effectiveness and efficiency of our sourcing capabilities and identifying opportunities to enhance our profitability with an emphasis on speed, flexibility, improved product sell-through and reduced cost of goods sold. In Fiscal 2015, we plan to initiate an SG&A optimization program that is currently targeted to generate approximately $35 million in ongoing, annualized savings by 2016. These initiatives are expected to contribute meaningfully to the Company’s profitability. In addition, we expect to continue to operate and adjust our business for ongoing external challenges throughout the year. Accordingly, we have positioned our inventories conservatively for Fiscal 2015, which we believe is critical to enhancing gross margin and corporate profitability.
Overall, we believe the actions we took in Fiscal 2014 and expect to take in Fiscal 2015 will enhance our ability to deliver compelling product, further evolve the seamless brand experience for our clients and improve our responsiveness, efficiency and flexibility. We believe these actions strengthen our position as the go-to wardrobing destination for women of style and build on the strength of our brands in order to deliver long-term, profitable growth.
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

•
Gross margin and merchandise gross margin – Gross margin measures our ability to control the direct costs of merchandise sold during the period.  Merchandise gross margin represents the difference between net merchandise sales and merchandise cost.   Merchandise cost includes the cost paid to our third-party suppliers for merchandise sold during the period and the cost to transport that merchandise from our suppliers to our distribution center, including customs costs.  Gross margin includes merchandise gross margin, as well as the effect of revenue and/or expenses related to:  our sourcing operations; fulfillment and shipment of online and omni-channel sales; depreciation related to merchandise management systems; sample development costs; our franchise operations in Mexico; and direct costs of our credit card loyalty program. Buying and occupancy costs are excluded from cost of sales and gross margin.

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

•
Store productivity – Store productivity, including sales per-square-foot, average unit retail price (“AUR”), units per transaction (“UPT”), dollars per transaction (“DPT”), traffic and conversion, is evaluated by management in assessing our operating performance.

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

Results of Operations
The following table sets forth data from our Consolidated Statements of Operations expressed as a percentage of net sales. All fiscal years presented contain 52 weeks, except for the fiscal year ended February 2, 2013, which includes 53 weeks:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.0%	46.1%	45.2%
Gross margin	51.0%	53.9%	54.8%
Selling, general and administrative expenses	45.9%	47.1%	47.8%
Restructuring charge	0.7%	—%	—%
Operating income	4.4%	6.8%	7.0%
Interest and investment income/(expense), net	—%	—%	—%
Other non-operating expense, net	—%	—%	—%
Income before income taxes	4.4%	6.8%	7.0%
Income tax provision	1.7%	2.7%	2.7%
Net income	2.7%	4.1%	4.3%

The following table sets forth selected data from our Consolidated Statements of Operations expressed as a percentage change from the prior period. All fiscal years presented contain 52 weeks, except for the fiscal year ended February 2, 2013, which includes 53 weeks:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	1.6%	5.0%	7.4%
Gross margin	(3.9)%	3.1%	7.8%
Operating income	(34.3)%	2.0%	14.6%
Net income	(33.6)%	(0.2)%	18.5%
Sales and Sales Metrics
The following tables present information on sales and certain sales-related metrics. All fiscal years presented contain 52 weeks, except for the fiscal year ended February 2, 2013, which includes 53 weeks.

	Fiscal Year Ended
	January 31, 2015		February 1, 2014		February 2, 2013
	Sales	Comp %	Sales	Comp %	Sales	Comp %
	($ in thousands)
Sales and Comparable Sales
Ann Taylor brand
Ann Taylor (1)	$658,653	(0.7)%	$667,995	4.9%	$644,486	1.8%
Ann Taylor Factory	294,145	(5.2)%	291,797	(6.6)%	300,738	(0.5)%
Total Ann Taylor brand	952,798	(2.2)%	959,792	1.1%	945,224	1.1%
LOFT brand
LOFT (2)	1,276,418	(2.4)%	1,272,854	4.2%	1,202,244	5.8%
LOFT Outlet	304,244	1.3%	260,845	(3.0)%	228,041	(1.5)%
Total LOFT brand	1,580,662	(1.7)%	1,533,699	3.0%	1,430,285	4.8%
Total Company	$2,533,460	(1.9)%	$2,493,491	2.3%	$2,375,509	3.3%

(1)	Includes sales at Ann Taylor stores and anntaylor.com.

(2)	Includes sales at LOFT stores, LOFT.com and Lou & Grey stores.

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Sales-Related Metrics
Average Dollars Per Transaction (“DPT”)
Ann Taylor brand (1)	$74.97	$74.67	$77.67
LOFT brand (2)	61.28	60.54	60.38
Average Units Per Transaction (“UPT”)
Ann Taylor brand (1)	2.43	2.43	2.36
LOFT brand (2)	2.63	2.63	2.55
Average Unit Retail (“AUR”)
Ann Taylor brand (1)	$30.85	$30.73	$32.91
LOFT brand (2)	23.30	23.02	23.68
(1)Includes Ann Taylor stores, anntaylor.com and Ann Taylor Factory stores.
(2)Includes LOFT stores, LOFT.com, LOFT Outlet stores and Lou & Grey stores.
Store Data
The following table sets forth certain store data:

	Fiscal Year Ended
	January 31, 2015		February 1, 2014		February 2, 2013
	Stores	Square Feet	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Ann Taylor brand
Ann Taylor	245	1,167	268	1,329	275	1,389
Ann Taylor Factory	116	777	108	732	101	696
Total Ann Taylor brand	361	1,944	376	2,061	376	2,085
LOFT brand
LOFT (1)	542	3,058	539	3,081	512	2,950
LOFT Outlet	127	832	110	731	96	650
Total LOFT brand	669	3,890	649	3,812	608	3,600
Total Company	1,030	5,834	1,025	5,873	984	5,685
Number of Company-operated:
Stores open at beginning of period	1,025	5,873	984	5,685	953	5,584
New stores	50	259	66	344	63	340
Downsized/expanded stores, net (2)	—	(31)	—	(24)	—	(69)
Closed stores	(45)	(267)	(25)	(132)	(32)	(170)
Stores open at end of period	1,030	5,834	1,025	5,873	984	5,685
International franchise stores open at end of period (3)	3		—		—

(1)	Includes Lou & Grey stores.

(2)
During Fiscal 2014, we downsized six Ann Taylor stores, four LOFT stores and one LOFT Outlet store. During Fiscal 2013, we downsized 10 Ann Taylor stores, two Ann Taylor Factory stores and five LOFT stores and expanded two LOFT stores. During Fiscal 2012, we downsized 18 Ann Taylor stores, four Ann Taylor Factory stores, five LOFT stores and one LOFT Outlet store.

(3)	International franchise stores are not considered in brand-level or Company-operated stores and square footage data.

Comparison of Fiscal Years 2014 and 2013
Total net sales for Fiscal 2014 increased approximately $40.0 million, or 1.6%, as compared with Fiscal 2013, with comparable sales down 1.9%. Approximately one-half of the decrease in total comparable sales was offset by higher sales at our Websites. The increase in net sales was primarily due to the impact of net store growth and higher revenue related to our private label and co-branded credit card program, partially offset by a decline in total comparable sales. Importantly, comp trends improved during the fourth quarter, reflecting the impact of continued investments in our omni-channel capabilities and the launch of a new mobile and web platform. Overall, our sales results were impacted by softer traffic trends and a highly promotional retail environment throughout much of Fiscal 2014.
At the Ann Taylor brand, total net sales across all channels decreased approximately $7.0 million or 0.7%, in Fiscal 2014 as compared with Fiscal 2013, with comparable sales down 2.2%. At Ann Taylor, which includes Ann Taylor stores and anntaylor.com, net sales decreased 1.4% to $658.7 million, driven by a 0.7% decrease in comparable sales, the impact of a net reduction in stores, soft traffic and the highly promotional retail environment, as well as soft product performance in select categories during the Fall season. At Ann Taylor Factory, net sales increased 0.8% to $294.1 million, primarily due to the impact of net store growth, partially offset by a 5.2% decrease in comparable sales. This performance reflected continued traffic challenges and a highly promotional environment in factory outlet centers as well as soft product performance in certain categories, all of which contributed to decreases in AUR and DPT.
At the LOFT brand, total net sales across all channels increased approximately $47.0 million, or 3.1%, in Fiscal 2014 as compared with Fiscal 2013, with comparable sales down 1.7%. At LOFT, which includes LOFT stores, Lou & Grey stores and LOFT.com, net sales increased 0.3% to $1,276.4 million, due to a year-over-year net increase in stores and increases in AUR and DPT, partially offset by a 2.4% decrease in comparable sales.  LOFT experienced soft product performance in certain categories, particularly knit tops, during the first half of the year which, combined with the impact of soft traffic and a highly promotional retail environment throughout the year, contributed to the full-year comparable sales decline.  At LOFT Outlet, net sales increased 16.6% to $304.2 million due to the combined impact of net store growth and a 1.3% increase in comparable sales. Overall, LOFT Outlet offered a strong merchandise assortment that was well-received by clients and managed an effective promotional strategy, both of which helped mitigate continued traffic challenges in factory outlet centers and helped drive year-over-year increases in conversion, UPT and DPT.
Comparison of Fiscal Years 2013 and 2012
Total net sales increased approximately $118.0 million, or 5.0%, in Fiscal 2013 as compared with Fiscal 2012. This was driven, in part, by a 2.3% increase in total comparable sales, with approximately two-thirds of the increase in total comparable sales attributed to higher sales at our Websites. The remainder of the increase in total net sales was primarily due to net store growth; increases in traffic and transactions at Ann Taylor and LOFT, reflecting the continued benefit of our omni-channel initiative; and the benefit of our strategy to offer clients a broader assortment of relevant fashion in-store and online. Despite continued soft traffic trends, particularly in factory outlet centers throughout the year, and tepid consumer spending during the holiday selling season, both brands experienced increases in total net sales and comparable sales over the prior-year period, which benefited from approximately $25.4 million in total net sales due to the effect of the 53rd week.
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
At the LOFT brand, total net sales increased $103.4 million, or 7.2%, in Fiscal 2013 as compared with Fiscal 2012, with comparable sales increasing 3.0%. At LOFT, which includes LOFT stores and LOFT.com, net sales increased 5.9% to $1,272.9 million, driven by a 4.2% increase in comparable sales and the impact of a net increase in stores over the prior year. LOFT experienced increases in traffic, UPT and DPT and also benefited from our strategy to expand the brand into small and mid-sized markets. At LOFT Outlet, net sales increased 14.4% to $260.8 million, which was primarily due to net store growth, partially offset by a 3.0% decrease in comparable sales. LOFT Outlet was similarly impacted by softer traffic at factory outlet centers, which caused decreases in AUR and DPT as compared to Fiscal 2012.
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
The following table presents cost of sales and gross margin in dollars and gross margin as a percentage of net sales:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(dollars in thousands)
Cost of sales	$1,242,506	$1,150,183	$1,073,167
Gross margin	$1,290,954	$1,343,308	$1,302,342
Percentage of net sales	51.0%	53.9%	54.8%
Comparison of Fiscal Years 2014 and 2013
Gross margin as a percentage of net sales was 51.0% in Fiscal 2014, down 290 basis points from the 53.9% achieved in Fiscal 2013. The overall decrease in gross margin rate performance was primarily due to a 230 basis point decline in merchandise gross margin rate, which was negatively impacted by continued traffic challenges and a highly competitive retail environment, both of which caused us to be more promotional than planned at both brands in order to clear through inventory. In addition, soft product performance in certain categories at LOFT during the first half and at Ann Taylor during the second half of Fiscal 2014 also negatively impacted merchandise gross margin rate performance. Finally, during the second half of Fiscal 2014, labor uncertainty at the West Coast ports resulted in higher levels of air transportation to ensure on-time delivery of key merchandise, which resulted in approximately $13 million in incremental shipping costs, driving 50 basis points of the year-over-year decrease in overall gross margin rate performance.
Comparison of Fiscal Years 2013 and 2012
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
Selling, General and Administrative Expenses
The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(dollars in thousands)
Selling, general and administrative expenses	$1,161,838	$1,173,234	$1,135,551
Percentage of net sales	45.9%	47.1%	47.8%
Comparison of Fiscal Years 2014 and 2013
Selling, general and administrative expenses in Fiscal 2014 decreased approximately $11.4 million compared with Fiscal 2013. This decrease was primarily due to lower performance-based compensation expense, a reduction in marketing expenses and approximately $20 million in savings realized as a result of our first quarter 2014 restructuring. These decreases were partially offset by an overall increase in occupancy costs, including the impact of a $5 million third quarter charge related to the early lease termination and related closure of our Ann Taylor store on Madison Avenue in New York City, other variable expenses related to store growth and other expenses to support the expansion of our business.

As a percentage of net sales, selling, general and administrative expenses in Fiscal 2014 decreased 120 basis points as compared to Fiscal 2013, reflecting the impact of lower marketing and performance-based compensation expenses, as well as savings associated with our first quarter 2014 restructuring. These decreases were partially offset by an increase in occupancy costs and other variable expenses related to store growth, including the impact of the above-mentioned charge, as well as other expenses to support the expansion of our business.
Comparison of Fiscal Years 2013 and 2012
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
Restructuring Charge
During the first quarter of Fiscal 2014, we executed an organizational restructuring in support of our omni-channel retail strategy and our strategic growth initiatives. As part of the restructuring, we realigned certain functions within our corporate workforce, including our marketing, merchandise planning, procurement and allocation functions, to eliminate redundancy and integrate processes to better support our brands and serve our clients. These actions resulted in the separation of approximately 100 full-time associates. In connection with this effort, we recorded a pre-tax restructuring charge of approximately $17.3 million for severance and other costs in the first quarter of Fiscal 2014. The restructuring resulted in pre-tax operating savings of approximately $20 million in Fiscal 2014 and is expected to generate ongoing savings of approximately $25 million in Fiscal 2015 and annually thereafter. For additional information, see Note 2, “Restructuring Charge,” in the Notes to the Consolidated Financial Statements.
Income Taxes
The following table presents our income tax provision and effective income tax rate:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(dollars in thousands)
Income tax provision	$42,635	$67,533	$65,068
Effective income tax rate	38.5%	39.7%	38.8%
Our effective income tax rate decreased to 38.5% in Fiscal 2014 as compared to 39.7% in Fiscal 2013, primarily due to the benefit of certain tax credits taken in Fiscal 2014 related to the current period and prior open periods based on a study conducted in Fiscal 2014. Our effective income tax rate increased to 39.7% in Fiscal 2013 as compared to 38.8% in Fiscal 2012, primarily due to the benefit in the prior-year period of tax positions that were considered effectively settled. See Note 10, “Income Taxes,” in the Notes to the Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow from operations, available cash and availability under our revolving credit facility.  Our primary ongoing cash requirements relate to working capital needs, retail store expansion, store renovation and refurbishment and investments in technology.
The following table sets forth certain measures of our liquidity:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(dollars in thousands)
Cash provided by operating activities	$156,397	$215,747	$258,909
Working capital	$269,410	$231,472	$169,275
Current ratio	1.81:1	1.70:1	1.50:1

Operating Activities
Cash provided by operating activities was $156.4 million in Fiscal 2014 as compared to $215.7 million in Fiscal 2013, a decrease of $59.3 million. The year-over-year decrease in cash provided by operating activities was primarily due to lower net income, higher year-over-year income tax payments and the lease termination payment associated with our Madison Avenue store closing. This was partially offset by the impact of lower payments under our incentive compensation plans.
Cash provided by operating activities decreased $43.2 million to $215.7 million, in Fiscal 2013 as compared to $258.9 million in Fiscal 2012. The year-over-year decrease is primarily the result of increases in cash used for the purchase of merchandise inventories, payments related to our incentive compensation plans and the timing of payment of income taxes, accounts payable and other accrued expenses, partially offset by the receipt of an upfront bonus associated with our credit card program.
Merchandise inventories increased approximately $25.4 million, or 10.6%, in Fiscal 2014 as compared to Fiscal 2013. On a per-square-foot basis, merchandise inventories increased 11% as compared to last year, reflecting increases of 6% at Ann Taylor and 24% at LOFT, partially offset by a 2% decrease in our factory outlet channel. The increases at Ann Taylor and LOFT were primarily driven by a change in the timing of Spring receipts versus last year, as well as changes in merchandise mix. Excluding the impact of receipt timing, inventory per square foot at Ann Taylor and LOFT were up by 3% and 7%, respectively, as compared to Fiscal 2013. The decrease at factory outlet was consistent with the change in comparable sales. Inventory turned 4.9 times in Fiscal 2014 and 5.0 times in Fiscal 2013.
Investing Activities
Cash used for investing activities was $109.0 million in Fiscal 2014, compared with $142.6 million in Fiscal 2013. Cash used for investing activities in Fiscal 2014 was primarily related to capital expenditures associated with our store expansion and refurbishment projects and continued investments in technology.
Cash used for investing activities was $142.6 million in Fiscal 2013, compared with $149.9 million in Fiscal 2012. Cash used for investing activities in Fiscal 2013 was primarily related to capital expenditures associated with our store expansion and refurbishment projects, continued enhancements to our online capabilities and other investments in technology.
The following table sets forth a breakdown of our accrual-basis capital expenditures:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
New store construction	$33,244	$70,840	$76,631
Store renovation/refurbishment	38,511	42,590	45,524
Information systems	24,906	26,739	23,298
Corporate offices/distribution center	2,213	3,974	3,792
Other	611	922	492
Total	$99,485	$145,065	$149,737
We expect our total capital expenditure requirements in Fiscal 2015 will be approximately $85 million. Of this amount, approximately $35 million will be spent on new store construction, driven by the planned opening of approximately 40 stores. Approximately $25 million will be spent on planned downsizes and remodels and other store renovation and refurbishment projects. The new stores, store closures and downsizes are expected to result in a net decrease in total square footage of approximately 20,000 square feet, or approximately 0.3% as compared to Fiscal 2014. In addition, approximately $25 million is planned for continued investments in information systems, technology and further integration of our Websites through additional enhancements to website functionality. The actual amount of our capital expenditures will depend in part on the number of stores opened, expanded and refurbished. To finance our capital requirements, we expect to use internally generated funds. See “Business - Stores” for further discussion.
Financing Activities
Cash used for financing activities was $40.8 million in Fiscal 2014, compared with $38.0 million in Fiscal 2013. Cash used for financing activities in Fiscal 2014 was primarily related to the repurchase of our common stock, partially offset by cash inflows related to stock option exercise activity and the related tax benefits.
Cash used for financing activities was $38.0 million in Fiscal 2013, compared with $92.2 million in Fiscal 2012. Cash used for financing activities in Fiscal 2012 was primarily related to the repurchase of our common stock, partially offset by cash inflows related to stock option exercise activity and the related tax benefits.

Revolving Credit Facility
On December 19, 2012, our wholly-owned subsidiary, AnnTaylor, Inc., and certain of its subsidiaries, entered into a Fourth Amended and Restated $250 million senior secured revolving credit facility with Bank of America, N.A. and a syndicate of lenders (the “Credit Facility”).
The Credit Facility, which expires on December 19, 2017, includes a $75 million sub-facility solely for loans and letters of credit to be provided to ANN Canada Inc., a wholly-owned subsidiary of AnnTaylor, Inc., and an option to expand the total facility and the aggregate commitments thereunder up to $400 million, subject to the lenders’ agreement to increase their commitment for the requested amount. The Credit Facility may be used for working capital, letters of credit and other corporate purposes and contains an acceleration clause which, upon the occurrence of an Event of Default, including, but not limited to, a Material Adverse Effect, as defined in the Credit Facility, may cause any outstanding borrowings to become immediately due and payable.
The maximum availability for loans and letters of credit under the Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages to certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $12.5 million, $11.0 million and $14.1 million as of January 31, 2015, February 1, 2014 and February 2, 2013, respectively, leaving a remaining available balance for loans and letters of credit of $188.0 million, $171.4 million and $150.8 million as of January 31, 2015, February 1, 2014 and February 2, 2013, respectively. There were no borrowings outstanding under the Credit Facility at January 31, 2015, February 1, 2014, or as of March 13, 2015, the date of this Report.
The Credit Facility permits us to pay cash dividends (and permits dividends by AnnTaylor, Inc. to fund such cash dividends) subject to certain Liquidity requirements (as defined in the Credit Facility) and other conditions as set forth in the Credit Facility. Subject, in some cases, to specific exceptions, certain of our subsidiaries are also permitted to pay dividends to us to fund certain taxes owed by us; fund ordinary operating expenses not in excess of $500,000 in any fiscal year; repurchase common stock held by employees not in excess of $100,000 in any fiscal year; and for certain other stated purposes. See Note 5, “Revolving Credit Facility,” in the Notes to the Consolidated Financial Statements for further discussion.
Repurchase Program
During Fiscal 2014, we repurchased 1.3 million shares of our common stock under our Repurchase Program through open market purchases at a cost of $50.0 million. As of January 31, 2015 and March 13, 2015, the date of this Report, $200 million remained available for share repurchases under the Repurchase Program.
During Fiscal 2013 and Fiscal 2012, under our then existing $600 million securities repurchase program, we repurchased 1.5 million and 4.9 million shares of our common stock, respectively, through open market purchases at a cost of $49 million, and $135 million, respectively. There are no amounts remaining for additional share repurchases under this securities repurchase program. See Note 6, “Repurchase Program,” in the Notes to the Consolidated Financial Statements for further discussion. We will continue to evaluate the repurchase of additional shares of our common stock under our Repurchase program in Fiscal 2015.
Credit Card Program
We have a credit card program that offers eligible clients in the U.S. the choice of a private label or co-branded credit card. All cardholders are automatically enrolled in our exclusive rewards program, which is designed to recognize and promote client loyalty. We provide the sponsoring bank with marketing support of the program, and use our sales force to process credit card applications for both the private label and co-branded credit cards. On December 2, 2013, we entered into an eight-year agreement with the sponsoring bank, which amended and restated the original agreement that began in October 2008. As with the original agreement, we received an upfront signing bonus from the sponsoring bank and also receive ongoing payments for new accounts activated as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting and accordingly, are recognized as revenue ratably based on the total projected revenues over the term of the agreement.
During Fiscal 2014, Fiscal 2013 and Fiscal 2012, we recognized approximately $47.1 million, $18.8 million and $17.8 million of revenue related to the credit card program, respectively. Partially offsetting this revenue are costs, net of points breakage, related to our client loyalty program. These costs are included in either “Cost of sales” or in “Net sales” as a sales discount, as appropriate. The cost of sales impact was approximately $12.0 million, $5.2 million and $5.7 million and the sales discount impact was approximately $20.0 million, $6.8 million and $6.8 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. At January 31, 2015, February 1, 2014 and February 2, 2013, approximately $2.9 million, $3.0 million and $3.0 million, respectively, of deferred credit card income is included in “Accrued expenses and other current liabilities” on our Consolidated Balance Sheets. Additionally, at January 31, 2015 and February 1, 2014, approximately $17.3 million and $20.7 million of long-term deferred credit card income is included in “Other liabilities” on our Consolidated Balance Sheets.

Pension Plan
Our funding obligations and liability under the terms of our non-contributory defined benefit pension plan (the “Pension Plan”), which was frozen in Fiscal 2007, are determined using certain actuarial assumptions, including a discount rate and an expected long-term rate of return on Pension Plan assets. The discount rate enables us to state expected future cash payments for pension benefits as a present value on the measurement date. A lower discount rate increases the present value of the benefit obligations and increases pension expense. The discount rate selected was based on a yield curve which uses expected cash flows from the Pension Plan and then discounts those cash flows with the bond rate for that period. This resulted in a discount rate of 3.5%. A one percent decrease in the discount rate would increase total net periodic pension expense for Fiscal 2015 by $1.0 million and would increase the liability for pension benefits at January 31, 2015 by $8.4 million. A one percent increase in the discount rate would decrease total net periodic pension expense for Fiscal 2015 by $0.3 million and would decrease the liability for pension benefits at January 31, 2015 by $6.4 million.
Pension Plan assets as of January 31, 2015 were allocated 33% in equities, and 67% in bond-related funds. For the purposes of developing long-term rates of return, it was assumed that any temporary short-term investments were reallocated to equities and bond-related funds, yielding assumed long-term rates of return of 6.90% and 3.73%, respectively. To develop the expected long-term rate of return on Pension Plan assets, we considered historical returns and future expectations for returns on each asset class, as well as the target asset allocation of the pension portfolio. A lower expected rate of return on Pension Plan assets would increase pension expense. Our expected long-term rate of return on Pension Plan assets was 5.1% for each of Fiscal 2014 and Fiscal 2013. A one percent change in the long-term rate of return assumption would impact Fiscal 2015 pension expense by approximately $0.3 million.
Pension expense in Fiscal 2014 was $0.6 million lower than Fiscal 2013, excluding settlement charges, since the unrecognized loss did not exceed 10% of the projected benefit obligation or assets. Pension expense in Fiscal 2013 was $0.2 million lower than Fiscal 2012, excluding settlement charges, due to a large amount of lump sum distributions made in Fiscal 2012. Pension expense for Fiscal 2015, excluding any potential settlement charges, is projected to be approximately $0.1 million, consistent with Fiscal 2014, as the impact of the lower discount rate and updated mortality assumptions was offset by an increase in the expected long-term rate of return. Our Pension Plan is invested in readily-liquid investments, primarily equity and debt securities. Although we were not required to make a contribution to the Pension Plan in Fiscal 2014 or Fiscal 2013, any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan in Fiscal 2015.
During Fiscal 2014 and Fiscal 2012, we recognized non-cash Pension Plan settlement charges of $0.1 million and $1.8 million, respectively, since the total amount of lump sum pension distribution payments made to Pension Plan participants exceeded the interest component of pension expense. These Pension Plan settlement charges are included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations. There were no such Pension Plan settlement charges recognized during Fiscal 2013. The higher level of pension settlement charges recognized in Fiscal 2012 was due to our efforts to encourage certain eligible Pension Plan participants with vested benefits to elect a lump-sum distribution payment.
Other
We are self-insured for expenses related to our employee point of service medical plan, our workers’ compensation plan, our general liability plan and for short-term and long-term disability, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, third-party actuaries, historical analysis and other relevant data. We believe we have taken reasonable steps to ensure that we are adequately accrued for incurred costs related to these programs at January 31, 2015.
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
As of January 31, 2015, February 1, 2014 and February 2, 2013, we had $3.8 million, $2.1 million and $3.0 million, respectively, invested in foreign bank accounts, the majority of which was held in Canadian dollars. As we continue to expand outside of the U.S., we expect to continue to generate cash from non-U.S. operations. We expect to manage our global cash requirements, considering available funds generated by our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. Our intent is to indefinitely reinvest these funds outside of the U.S., however, we will continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a demonstrated need to repatriate funds held internationally to support our U.S. operations.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations
We have various contractual obligations, some of which are recorded as liabilities in our Consolidated Balance Sheets if the related goods or services were received prior to January 31, 2015. Other items, such as leases, purchase commitments and other contractual obligations represent future liabilities and may not be recognized as liabilities in our Consolidated Balance Sheets.
The following table sets forth our significant contractual obligations as of January 31, 2015:

	Payments Due by Fiscal Year
	Total	2015	2016-2017	2018-2019	2020 And After
	(in thousands)
Long-term debt (1)	$3,383	$1,825	$1,558
Capital leases (2)	3,002	1,536	1,466
Operating leases (3)	1,215,588	211,182	357,479	283,880	363,047
Purchase obligations:
Store construction (4)	889	889
Merchandise (5)	243,887	243,887
Information services (6)	20,263	18,460	1,803
Other (7)	20,312	19,449	863
Total	$1,507,324	$497,228	$363,169	$283,880	$363,047

(1)	Represents finance arrangements relating to support and maintenance associated with certain computer equipment on our Consolidated Balance Sheet as of January 31, 2015.

(2)	Represents capital leases relating to certain computer equipment and licenses recorded on our Consolidated Balance Sheet as of January 31, 2015.

(3)
Represents future minimum lease payments under non-cancelable operating leases in effect as of January 31, 2015. The minimum lease payments above do not include common area maintenance (“CAM”) charges or real estate taxes due under our store and office operating leases. These charges are generally not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2014, Fiscal 2013 and Fiscal 2012 were $89.9 million, $84.4 million and $78.8 million, respectively.

(4)	Represents purchase commitments for Fiscal 2015 store construction not recorded on our Consolidated Balance Sheet as of January 31, 2015.

(5)	Represents open merchandise purchase orders for inventory not yet received or recorded on our Consolidated Balance Sheet as of January 31, 2015.

(6)
Represents outsourcing of certain support functions, consulting, maintenance and license agreements for services to be provided and/or software not yet received or recorded on our Consolidated Balance Sheet as of January 31, 2015.

(7)	Represents contractual commitments or open purchase orders for non-merchandise goods or services not received or recorded on our Consolidated Balance Sheet as of January 31, 2015.
There were no borrowings outstanding under our Credit Facility as of January 31, 2015. The Credit Facility contains a provision for commitment fees related to the unused revolving loan commitment and outstanding letters of credit, which are not included in the above table because these charges are not fixed and can fluctuate from year to year due to various circumstances. Total commitment fees were $0.7 million in each of Fiscal 2014, and Fiscal 2013 and $0.9 million in Fiscal 2012.
The preceding table also excludes approximately $5.6 million of tax reserves accounted for under ASC 740-10, Income Taxes, as we are unable to reasonably estimate the ultimate amount or timing of any settlement. See Note 10, “Income Taxes,” in the Notes to the Consolidated Financial Statements for further discussion. In addition, as discussed in Note 11, “Retirement Plans,” in the Notes to the Consolidated Financial Statements, we have a long-term liability for our Pension Plan. Minimum pension funding requirements are not included in the preceding table as such amounts are not readily determinable.
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

Based on the above, we have determined that our most critical accounting policies are those related to revenue recognition, merchandise inventory valuation, asset impairment, income taxes and stock and performance-based compensation. These policies are also discussed in the Notes to the Consolidated Financial Statements and in relevant sections of this discussion and analysis.
Revenue Recognition
We record revenue as merchandise is sold to clients. Online and omni-channel sales are recorded as merchandise is shipped to clients based on the date clients receive the merchandise. The various revenue streams under our credit card program are accounted for as a single unit of accounting and recognized as revenue ratably based on the total projected revenues over the term of the underlying agreement. Revenue related to our franchise operations in Mexico is recorded on a net basis, since we operate as an agent and receive a percentage of our franchise partner’s net merchandise sales. Revenue on gift card and merchandise credit sales is recognized when those cards are redeemed by clients or when the likelihood of redemption is considered remote.
Certain judgments and estimates underlie the amount of net revenue recognized in the financial statements. These include:

•	Estimates of future client merchandise returns based upon an analysis of actual historical return patterns and current sales and gross margin rate performance;

•
Estimates of revenue and related expenses under our credit card program using projections of future store counts, applications processed, sales growth and rewards points breakage, among other things; and

•
In cases where we have determined that, under applicable jurisdictional unclaimed property laws, there is no legal obligation to escheat gift cards and/or merchandise credits and the likelihood of redemption is considered remote, we recognize the unredeemed value over time based upon an analysis of actual historical redemption patterns.

Merchandise Inventory Valuation
Merchandise inventories are valued at the lower of average cost or market, at the individual item level. Market is determined based on the estimated net realizable value, which is generally the merchandise selling price. Merchandise inventory levels are monitored to identify slow-moving items and broken assortments (items no longer in stock in a sufficient range of sizes) and markdowns are used to clear such merchandise. Inventory cost is adjusted when the current selling price or future estimated selling price is less than cost. Physical inventory counts are performed annually during the fourth quarter of our fiscal year, typically in January, and estimates are made for any shortage between the date of the physical inventory count and the balance sheet date.
Asset Impairment
Long-lived assets are reviewed periodically for impairment or when events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Management estimates future pre-tax cash flows at a store level (undiscounted and without interest charges) based on historical experience, knowledge and market data. Estimates of future cash flows require that we make assumptions and apply judgment, including forecasting future sales, gross margin and expenses. These estimates can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict, as well as other factors such as those outlined in “Risk Factors.” If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment charge would be recognized for the difference between estimated fair value and carrying value.
Income Taxes
We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period enacted. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. In determining the need for a valuation allowance on deferred tax assets, we are required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, the mix of earnings in the jurisdictions in which we operate and the application of tax planning strategies. Our effective tax rate considers our judgment of expected tax liabilities in the various jurisdictions within which we are subject to tax.
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
Long-term Performance Compensation
The calculation of long-term performance compensation expense related to our Restricted Cash Program (“RCP”) requires the input of subjective assumptions, including the expected forfeiture of earned and banked awards and forecasts of our future income growth. We estimate forfeitures based on historical RCP forfeiture patterns, as well as future trends of expected behavior. We estimate future income growth based on past performance, future business trends and new business initiatives.
The assumptions used to calculate long-term performance compensation expense represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we were to use different assumptions, the expense recorded could be materially different. If we were to adjust RCP forfeiture rate estimates and the interest rate factors applied to amounts banked under the plan each by 10%, the impact to long-term performance compensation expense would be approximately $2.4 million as related to the forfeiture rates and approximately $1.0 million as related to the interest rate factors.

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
We are exposed to limited market risk, primarily related to foreign currency exchange. We have exchange rate exposure primarily with respect to certain revenues and expenses denominated in the Canadian dollar. As of January 31, 2015, the monetary assets and liabilities subject to this exposure are immaterial, therefore, the potential immediate loss that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.
AnnTaylor Inc.’s Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of January 31, 2015, we did not hold any investments that did not qualify as cash.

ITEM 8.	Financial Statements and Supplementary Data.

The following Consolidated Financial Statements of the Company for the years ended January 31, 2015 (52 weeks), February 1, 2014 (52 weeks) and February 2, 2013 (53 weeks) are included as part of this Report (See Item 15):
Consolidated Statements of Operations for the Fiscal Years Ended January 31, 2015 (52 weeks), February 1, 2014 (52 weeks) and February 2, 2013 (53 weeks).
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended January 31, 2015 (52 weeks), February 1, 2014 (52 weeks) and February 2, 2013 (53 weeks).
Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014.
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 31, 2015 (52 weeks), February 1, 2014 (52 weeks) and February 2, 2013 (53 weeks).
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 2015 (52 weeks), February 1, 2014 (52 weeks) and February 2, 2013 (53 weeks).
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015 based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2015.
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
The information required by this item is incorporated herein by reference to the Sections entitled “Election of Class I Directors,” “Executive Officers,” “Corporate Governance,” “Stockholder Proposals for the 2016 Annual Meeting” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders.
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
The information required by this item is incorporated herein by reference to the Sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is presented below and incorporated herein by reference to the Section entitled “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders.
The following table sets forth information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, as of January 31, 2015:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (2)	1,551,497	$27.10	4,171,865	(3)
Equity compensation plans not approved by security holders (4)	145,726	16.22	—
Total	1,697,223	$26.17	4,171,865

(1)	Includes performance-vesting restricted stock awards which are stated at 100% of target. For Fall 2014, less than 100% of such shares were earned based on actual performance.

(2)	Consists of the 2003 Equity Incentive Plan and the Associate Discount Stock Purchase Plan (“ADSPP”).

(3)	Includes 1,289,633 shares of Common Stock available for issuance under the ADSPP.

(4)	Relates to the 2002 Stock Option and Restricted Stock and Unit Award Plan.
See Note 9, “Equity and Incentive Compensation Plans,” in the Notes to the Consolidated Financial Statements for a description of the material features of these plans.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the Sections entitled “Related Person Transactions,” “Related Person Transactions Policy and Procedures” and “Corporate Governance” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the Section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this Annual Report:
1.The following Consolidated Financial Statements of the Company are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm;
Consolidated Statements of Operations for the Fiscal Years Ended January 31, 2015 (52 weeks), February 1, 2014 (52 weeks) and February 2, 2013 (53 weeks);
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended January 31, 2015 (52 weeks), February 1, 2014 (52 weeks) and February 2, 2013 (53 weeks);
Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014;
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 31, 2015 (52 weeks), February 1, 2014 (52 weeks) and February 2, 2013 (53 weeks);
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 2015 (52 weeks), February 1, 2014 (52 weeks) and February 2, 2013 (53 weeks); and
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
Date: March 13, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kay Krill	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015
Kay Krill		Date
/s/ Michael J. Nicholson	Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2015
Michael J. Nicholson		Date
/s/ Ronald W. Hovsepian	Non-Executive Chairman of the Board and Director	March 13, 2015
Ronald W. Hovsepian		Date
/s/ Katie J. Bayne	Director	March 13, 2015
Katie J. Bayne		Date
/s/ James J. Burke, Jr.	Director	March 13, 2015
James J. Burke, Jr.		Date
/s/ Dale W. Hilpert	Director	March 13, 2015
Dale W. Hilpert		Date
/s/ Linda A. Huett	Director	March 13, 2015
Linda A. Huett		Date
/s/ Michael C. Plansky	Director	March 13, 2015
Michael C. Plansky		Date
/s/ Stacey Rauch	Director	March 13, 2015
Stacey Rauch		Date
/s/ Daniel W. Yih	Director	March 13, 2015
Daniel W. Yih		Date

ANN INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	40

Consolidated Financial Statements:

Consolidated Statements of Operations for the Fiscal Years Ended January 31, 2015 (52 weeks), February 1, 2014 (52 weeks) and February 2, 2013 (53 weeks)	41

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended January 31, 2015 (52 weeks), February 1, 2014 (52 weeks) and February 2, 2013 (53 weeks)	42

Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014	43

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended January 31, 2015 (52 weeks), February 1, 2014 (52 weeks) and February 2, 2013 (53 weeks)	44

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 2015 (52 weeks), February 1, 2014 (52 weeks) and February 2, 2013 (53 weeks)	45

Notes to the Consolidated Financial Statements	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ANN INC.
New York, NY
We have audited the accompanying consolidated balance sheets of ANN INC. and its subsidiaries (the “Company”) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 31, 2015. We also have audited the Company’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ANN INC. and its subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/    DELOITTE & TOUCHE LLP
New York, New York
March 13, 2015

ANN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For Fiscal Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands, except per share amounts)
Net sales	$2,533,460	$2,493,491	$2,375,509
Cost of sales	1,242,506	1,150,183	1,073,167
Gross margin	1,290,954	1,343,308	1,302,342
Selling, general and administrative expenses	1,161,838	1,173,234	1,135,551
Restructuring charge	17,303	—	—
Operating income	111,813	170,074	166,791
Interest and investment income/(expense), net	(363)	(94)	1,051
Other non-operating expense, net	(835)	(17)	(189)
Income before income taxes	110,615	169,963	167,653
Income tax provision	42,635	67,533	65,068
Net income	$67,980	$102,430	$102,585
Earnings per share:
Basic earnings per share	$1.47	$2.21	$2.13

Weighted average shares outstanding	45,172	45,490	47,494

Diluted earnings per share	$1.46	$2.19	$2.10

Weighted average shares outstanding, assuming dilution	45,608	45,955	48,094

See accompanying Notes to Consolidated Financial Statements.

ANN INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For Fiscal Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Net income	$67,980	$102,430	$102,585

Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	(1,140)	(1,309)	19
Net change in employee benefit plans:
Net actuarial gain/(loss)	(3,097)	4,156	(1,153)
Pension settlement charge	129	—	1,760
Amortization of net actuarial loss	—	600	726
Other comprehensive income/(loss), before tax	(4,108)	3,447	1,352
Income tax expense/(benefit) on other comprehensive income items	(1,277)	1,824	531
Other comprehensive income/(loss), net of tax	(2,831)	1,623	821
Comprehensive income	$65,149	$104,053	$103,406

See accompanying Notes to Consolidated Financial Statements.

ANN INC.
CONSOLIDATED BALANCE SHEETS

January 31, 2015 and February 1, 2014

	January 31, 2015	February 1, 2014
	(in thousands, except share amounts)
Assets
Current assets
Cash	$207,711	$201,707
Accounts receivable	20,360	22,448
Merchandise inventories	265,022	239,667
Refundable income taxes	9,270	7,252
Deferred income taxes	26,046	28,854
Prepaid expenses and other current assets	72,489	61,287
Total current assets	600,898	561,215
Property and equipment, net	426,729	443,086
Deferred income taxes	12,119	6,599
Other assets	21,760	22,060
Total assets	$1,061,506	$1,032,960
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$134,031	$101,276
Accrued salaries and bonus	20,268	24,546
Current portion of long-term performance compensation	5,838	20,339
Accrued tenancy	36,907	38,331
Gift certificates and merchandise credits redeemable	49,146	48,150
Accrued expenses and other current liabilities	85,298	97,101
Total current liabilities	331,488	329,743
Deferred lease costs	149,658	164,703
Deferred income taxes	—	36
Long-term performance compensation, less current portion	11,601	15,456
Other liabilities	58,081	54,566

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516 shares issued	561	561
Additional paid-in capital	749,711	751,765
Retained earnings	847,252	779,272
Accumulated other comprehensive loss	(5,705)	(2,874)
Treasury stock, 36,844,722 and 36,344,643 shares, respectively, at cost	(1,081,141)	(1,060,268)
Total stockholders’ equity	510,678	468,456
Total liabilities and stockholders’ equity	$1,061,506	$1,032,960

See accompanying Notes to Consolidated Financial Statements.

ANN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For Fiscal Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(in thousands)
Balance at January 28, 2012	82,564	$561	$776,658	$574,257	$(5,318)	33,285	$(982,281)	$363,877
Net income	—	—	—	102,585	—	—	—	102,585
Other comprehensive income, net of tax	—	—	—	—	821	—	—	821
Exercise of stock options, related tax benefit and tax effect of expirations of $1,986	—	—	(17,441)	—	—	(1,925)	54,190	36,749
Stock-based compensation	—	—	16,998	—	—	—	—	16,998
Issuance of restricted stock and vesting of restricted units, net of forfeitures and related tax benefits of $2,859	—	—	(7,465)	—	—	(428)	10,325	2,860
Repurchase of common and restricted stock	—	—	—	—	—	5,113	(140,752)	(140,752)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan and related tax benefit of disqualifying dispositions of $35	—	—	(535)	—	—	(87)	2,507	1,972
Balance at February 2, 2013	82,564	561	768,215	676,842	(4,497)	35,958	(1,056,011)	385,110
Net income	—	—	—	102,430	—	—	—	102,430
Other comprehensive income, net of tax	—	—	—	—	1,623	—	—	1,623
Exercise of stock options, related tax benefits and tax effect of expirations of $1,115	—	—	(8,717)	—	—	(572)	22,473	13,756
Stock-based compensation	—	—	16,260	—	—	—	—	16,260
Issuance of restricted stock and vesting of restricted units, net of forfeitures and related tax benefits of $1,137	—	—	(22,996)	—	—	(621)	24,133	1,137
Repurchase of common and restricted stock	—	—	—	—	—	1,655	(53,884)	(53,884)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan and related tax benefit of disqualifying dispositions of $23	—	—	(997)	—	—	(76)	3,021	2,024
Balance at February 1, 2014	82,564	561	751,765	779,272	(2,874)	36,344	(1,060,268)	468,456
Net income	—	—	—	67,980	—	—	—	67,980
Other comprehensive loss, net of tax	—	—	—	—	(2,831)	—	—	(2,831)
Exercise of stock options, related tax benefits and tax effect of expirations of $218	—	—	(3,125)	—	—	(498)	18,026	14,901
Stock-based compensation	—	—	13,699	—	—	—	—	13,699
Issuance of restricted stock, net of forfeitures and related tax benefits of $975	—	—	(12,548)	—	—	(318)	13,523	975
Repurchase of common and restricted stock	—	—	—	—	—	1,380	(54,582)	(54,582)
Issuance of common stock pursuant to Associate Discount Stock Purchase Plan and related tax benefit of disqualifying dispositions of $19	—	—	(80)	—	—	(63)	2,160	2,080
Balance at January 31, 2015	82,564	$561	$749,711	$847,252	$(5,705)	36,845	$(1,081,141)	$510,678

See accompanying Notes to Consolidated Financial Statements.

ANN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For Fiscal Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Operating activities:
Net income	$67,980	$102,430	$102,585
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,569	(2,870)	30,272
Depreciation and amortization	111,131	106,588	97,829
Recognition of gift card and merchandise credit breakage	(1,209)	(2,055)	(6,602)
Loss on disposal and write-down of property and equipment	3,414	4,228	3,040
Stock-based compensation	13,699	16,260	16,998
Non-cash interest and other non-cash items	(368)	453	(341)
Tax benefit from exercise/vesting of stock awards	1,212	2,275	7,871
Changes in assets and liabilities:
Accounts receivable	2,061	(4,647)	1,324
Merchandise inventories	(25,846)	(23,107)	(3,401)
Prepaid expenses and other current assets	(11,149)	5,422	(9,624)
Refundable income taxes	(2,018)	1,949	2,764
Other non-current assets	1,028	431	(220)
Other non-current liabilities	(8,601)	30,136	10,783
Accounts payable, accrued expenses and other current liabilities	3,494	(21,746)	5,631
Net cash provided by operating activities	156,397	215,747	258,909
Investing activities:
Purchases of marketable securities	(2,639)	(3,484)	(2,246)
Sales of marketable securities	2,022	726	269
Purchases of property and equipment	(108,284)	(140,655)	(147,286)
Other, net	(147)	813	(649)
Net cash used for investing activities	(109,048)	(142,600)	(149,912)
Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	2,061	1,999	1,938
Proceeds from exercise of stock options	14,453	12,641	34,762
Excess tax benefits from stock-based compensation	1,880	3,027	9,229
Repurchases of common and restricted stock	(54,582)	(53,884)	(140,752)
Proceeds from fixed asset financing	—	4,317	—
Repayments of fixed asset financing and capital lease obligations	(3,384)	(2,246)	(1,460)
Payments of deferred financing costs	—	—	(1,341)
Change in trade payable program obligation	(1,273)	(3,839)	5,449
Net cash used for financing activities	(40,845)	(37,985)	(92,175)
Effect of exchange rate changes on cash	(500)	(466)	(19)
Net increase in cash	6,004	34,696	16,803
Cash, beginning of year	201,707	167,011	150,208
Cash, end of year	$207,711	$201,707	$167,011
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,190	$1,219	$1,207
Cash paid during the year for income taxes	$58,164	$50,169	$40,454
Property and equipment acquired through capital leases	$—	$2,444	$—
Accrual for purchases of property and equipment	$13,561	$22,360	$20,394

See accompanying Notes to Consolidated Financial Statements.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
ANN INC. (the “Company”) is a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the “Ann Taylor” and “LOFT” brands. Its principal markets consist of the United States and Canada. The Company sells its products through traditional retail stores and on the Internet at www.anntaylor.com and www.LOFT.com (together, the “Websites”) or by phone at 1-800-DIAL-ANN and 1-888-LOFT-444 or at three LOFT franchise locations in Mexico.
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
Revenue Recognition
The Company records revenue as merchandise is sold to clients. Sales from the Company’s Websites are recorded as merchandise is shipped to clients based on the date clients receive the merchandise. Amounts related to shipping and handling billed to clients in a sales transaction are classified as revenue and the costs related to shipping product to clients (billed and accrued) are classified as Cost of sales. A reserve for estimated returns is established when sales are recorded based upon an analysis of actual historical returns and current sales and gross margin rate performance. The Company excludes sales taxes collected from clients from “Net sales” in its Consolidated Statements of Operations.
The following table sets forth certain product-level sales information for the past three fiscal years:

	Fiscal Year Ended
	January 31, 2015		February 1, 2014		February 2, 2013
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
	($ in thousands)
Apparel	$2,253,994	89%	$2,244,618	90%	$2,146,173	90%
Accessories	171,564	7%	164,897	7%	157,852	7%
Shoes	44,207	2%	44,536	2%	44,331	2%
Other	63,695	2%	39,440	1%	27,153	1%
Total	$2,533,460	100%	$2,493,491	100%	$2,375,509	100%

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
In cases where the Company has determined that, under applicable state unclaimed property laws, there is no legal obligation to escheat the value of unredeemed gift cards and merchandise credits and the likelihood of redemption is considered remote, the Company recognizes the unredeemed value of gift cards and merchandise credits as revenue over time based upon an analysis of actual historical redemption patterns. In Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company recognized $1.2 million, $2.1 million and $6.6 million in gift card and merchandise credit “breakage,” respectively, which is included in Net sales in the Company's Consolidated Statements of Operations. Fiscal 2012 was the first period during which the Company recognized gift card and merchandise credit breakage, and therefore included the breakage income related to gift cards sold and merchandise credits issued since inception of these programs.
The Company has a credit card program that offers eligible clients in the U.S. the choice of a private label or co-branded credit card. All cardholders are automatically enrolled in the exclusive rewards program, which is designed to recognize and promote client loyalty. The Company provides the sponsoring bank with marketing support of the program, and uses its sales force to process credit card applications for both the private label and co-branded credit cards. On December 2, 2013, the Company entered into an eight-year agreement with the sponsoring bank, which amended and restated the original agreement that began in October 2008. As with the original agreement, the Company received an upfront signing bonus from the sponsoring bank and also receives ongoing payments for new accounts activated as well as a share of finance charges collected by the sponsoring bank. These revenue streams are accounted for as a single unit of accounting and accordingly, are recognized as revenue ratably based on the total projected revenues over the term of the agreement.
Certain judgments and estimates underlie the Company’s projected revenues and related expenses under the credit card program, including projected future store counts, the number of applications processed, the Company’s projected sales growth and points breakage, among other things. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company recognized approximately $47.1 million, $18.8 million, and $17.8 million of revenue related to the credit card program, respectively. Partially offsetting this revenue are costs, net of points breakage, related to the client loyalty program. These costs are included in either “Cost of sales” or in “Net sales” as a sales discount, as appropriate. The cost of sales impact was approximately $12.0 million, $5.2 million and $5.7 million and the sales discount impact was approximately $20.0 million, $6.8 million and $6.8 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
The Company recognizes revenue generated from its franchise operations in Mexico on a net basis, since it operates as an agent and receives a percentage of the franchise partner’s net merchandise sales. Revenue recognized from franchise operations during Fiscal 2014, the first year of such operations, was immaterial and is included in “Net sales” in the Company's Consolidated Statements of Operations.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
Cost of Sales and Selling, General and Administrative Expenses
The following table illustrates the primary costs classified in each major expense category:

	Cost of Sales		Selling, General and Administrative Expenses
•	Cost of merchandise sold;	•	Payroll, performance compensation and benefit costs for retail and corporate associates;
•	Costs associated with the Company’s sourcing operations, including related payroll, performance compensation and benefit costs;	•	Design and merchandising costs;
•	Freight costs associated with moving merchandise from suppliers to the Company’s distribution center;	•	Occupancy costs for retail and corporate facilities;
•	Costs associated with the movement of merchandise through customs;	•	Depreciation related to retail and corporate assets;
•	Costs associated with the fulfillment and shipment of client orders from the Company’s Websites, including omni-channel sales;	•	Advertising and marketing costs;
•	Depreciation related to merchandise management systems;	•	Occupancy and other costs associated with operating the Company’s distribution center;
•	Sample development costs;	•	Freight expenses associated with moving merchandise from the Company’s distribution center to its retail stores or from store to store; and
•	Direct costs of the credit card client loyalty program;	•	Legal, finance, information systems and other corporate overhead costs.
•	Merchandise shortage; and
•	Client shipping costs for store merchandise shipments.
Cash and Cash Equivalents
Cash and short-term highly liquid investments with original maturity dates of three months or less at time of purchase and no redemption restrictions are considered cash and cash equivalents. The Company has significant amounts of cash invested in deposit accounts at FDIC-insured financial institutions that are currently in excess of federally insured limits. The Company continually evaluates its deposit investment options in accordance with its corporate investment policy and certain restrictions on permitted investments in the revolving credit facility.
Merchandise Inventories
Merchandise inventories are valued at the lower of average cost or market, at the individual item level. Inventory cost is adjusted when the current selling price or future estimated selling price is less than cost. Physical inventory counts are performed annually, typically in January, and estimates are made for shortage between the date of the physical inventory count and the balance sheet date.
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

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
Property and Equipment (continued)
When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is recorded to the same income statement line item as the related depreciation expense was charged. Expenditures for maintenance and repairs which do not improve or extend the useful life of the respective assets are expensed as incurred.
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
Lease Termination Costs
The Company recognizes contractual penalties associated with a lease termination on an undiscounted basis at the time notification to terminate the lease is provided to the lessor.
Long-Lived Assets
Long-lived assets are reviewed periodically for impairment or when events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows at a store level (undiscounted and without interest charges). The expected future pre-tax cash flows are estimated based on historical experience, knowledge and market data. Estimates of future cash flows require the Company to make assumptions and to apply judgment, including forecasting future sales, gross margin and expenses. These estimates can be affected by factors such as, but not necessarily limited to, future store results, real estate demand, and economic conditions that can be difficult to predict. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment charge is recognized for the difference between estimated fair value and carrying value. There were no material impairment charges related to long-lived assets recorded in Fiscal 2014, Fiscal 2013 or Fiscal 2012.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
Advertising
Costs associated with the production of advertising, such as print and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in public. Costs of direct mail catalogs and postcards are fully expensed when the advertising is scheduled to first arrive in clients’ homes. Advertising costs were approximately $92.6 million, $110.2 million and $96.2 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
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
Long-Term Performance Compensation Expense
The Company recognizes the compensation cost associated with its Restricted Cash Program (“RCP”) over the mandatory service period, adjusted for estimated forfeitures.  The service period includes the fiscal year in which amounts earned under the program are banked, plus a mandatory three-year deferral period. The calculation of long-term performance compensation expense related to the RCP requires the input of subjective assumptions, including the expected forfeiture of earned and banked awards and forecasts of the Company’s future income growth. The Company estimates forfeitures based on historical RCP forfeiture patterns, as well as future trends of expected behavior, and estimates future income growth based on past performance, future business trends and new business initiatives.
Income Taxes
The Company accounts for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets when management anticipates that it is more likely than not that all or a portion of these assets would not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, the mix of earnings in the jurisdictions in which the Company operates and the application of tax planning strategies.
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
Segments
The Company has determined that it has four operating segments: Ann Taylor, LOFT, Ann Taylor Factory and LOFT Outlet. For purposes of identifying its operating segments, the Company considers its new concept, Lou & Grey, and recently opened LOFT franchise stores to be part of its LOFT operating segment.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies (Continued)
Segments (continued)
The Company evaluates whether two or more operating segments may be aggregated into a single operating segment based on the totality of all available information, both qualitative and quantitative. From a qualitative perspective, the Company’s four operating segments are similar in nature of product, as they all operate in the women’s specialty retail sector, offering women’s apparel, shoes and accessories. They also have similar clients, with a significant percentage of clients cross-shopping the Company’s other operating segments. The merchandise offered at each operating segment is also sourced from the same countries and many of the same vendors, using similar production processes. Merchandise for the Company’s operating segments is distributed to retail stores in a similar manner, primarily through the Company’s Louisville Distribution Center, and is subsequently distributed to clients in a similar manner, through its retail and outlet stores. The Company’s Ann Taylor and LOFT operating segments also sell merchandise through the Company’s Websites. In addition, the Company’s four operating segments face similar financial and competitive risks. From a quantitative perspective, the Company’s four operating segments exhibit similar long-term financial performance, with similar sales and gross margin metrics.
Given the totality of the evidence available, the Company concludes that its four operating segments have similar economic characteristics and meet the criteria for aggregation into a single reportable segment.
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
The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at January 31, 2015 or February 1, 2014.
 Self-Insurance
The Company is self-insured for certain losses related to its employee point of service medical plan, its workers’ compensation plan, its general liability plan and for short-term and long-term disability, up to certain thresholds. Costs for self-insurance claims filed, as well as claims incurred but not reported, are accrued based on management's estimates using information received from plan administrators, third-party actuaries, historical analysis and other relevant data. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop loss contracts with insurance companies. Any significant variation from historical trends in claims incurred but not paid could cause actual expense to differ from the accrued liability.
Foreign Currency Translation
Balance Sheet accounts of the Company’s Canadian operations are translated at the exchange rate in effect at the end of each period. Statement of Operations accounts are translated using the weighted average of the prevailing exchange rates during each period. Gains or losses resulting from foreign currency transactions are included in the Company’s Consolidated Statements of Operations under the caption “Other non-operating expense, net” whereas, translation adjustments are reflected in the Consolidated Statements of Comprehensive Income under the caption “Foreign currency translation gain/(loss).”

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
The following table presents a reconciliation of the restructuring reserve:

	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at February 1, 2014	$—	$—	$—
Restructuring charge	16,742	561	17,303
Cash payments	(10,283)	(561)	(10,844)
Reclassification to restructuring reserve (1)	1,867	—	1,867
Balance at January 31, 2015	$8,326	$—	$8,326

(1)	Prior compensation accruals related to associates separated in connection with the restructuring were reclassified to the restructuring reserve.
Approximately $2.5 million and $5.8 million of the restructuring reserve is included in “Accrued salaries and bonus” and “Other liabilities,” respectively, on the Company’s Consolidated Balance Sheet at January 31, 2015, based upon the expected timing of the payments.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Fair Value Measurements
At January 31, 2015 and February 1, 2014, the Company had $12.4 million and $11.4 million, respectively, invested in a self-directed, non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain executives at the vice-president level and above, which is structured as a rabbi trust. These investments are classified as trading securities and are recorded as a long-term asset, included in “Other assets,” on the Company’s Consolidated Balance Sheets. Unrealized holding gains and losses are included in “Interest and investment income/(expense), net” on the Company’s Consolidated Statements of Operations. See Note 11, “Retirement Plans,” for further discussion of the Deferred Compensation Plan.
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

	January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets
Equity securities	$3,098	$3,098	$—	$—
Equity funds	7,024	7,024	—	—
Money market funds	1,410	1,410	—	—
Fixed income funds	911	911	—	—
Total assets	$12,443	$12,443	$—	$—

	February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets
Equity securities	$3,698	$3,698	$—	$—
Equity funds	6,944	6,944	—	—
Fixed income funds	782	782	—	—
Total assets	$11,424	$11,424	$—	$—

At January 31, 2015 and February 1, 2014, the Company believes that the carrying value of cash, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Property and Equipment
Property and equipment consists of the following:

	January 31, 2015	February 1, 2014
	(in thousands)
Land	$1,056	$1,056
Buildings	12,395	13,464
Leasehold improvements	653,091	638,807
Furniture and fixtures	340,971	330,981
Computer equipment and software	251,619	243,558
Assets under construction or development	13,186	21,803
	1,272,318	1,249,669
Less accumulated depreciation and amortization	(845,589)	(806,583)
Net property and equipment	$426,729	$443,086
Depreciation and amortization expense was approximately $111.1 million, $106.6 million and $97.8 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
5. Revolving Credit Facility
On December 19, 2012, the Company’s wholly-owned subsidiary, AnnTaylor, Inc., and certain of its subsidiaries, entered into a Fourth Amended and Restated $250 million senior secured revolving credit facility with Bank of America, N.A. and a syndicate of lenders (the “Credit Facility”).
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
The maximum availability for loans and letters of credit under the Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages to certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $12.5 million, $11.0 million and $14.1 million as of January 31, 2015, February 1, 2014 and February 2, 2013, respectively, leaving a remaining available balance for loans and letters of credit of $188.0 million, $171.4 million and $150.8 million as of January 31, 2015, February 1, 2014 and February 2, 2013, respectively. There were no borrowings outstanding under the Credit Facility at January 31, 2015, February 1, 2014, or as of March 13, 2015, the date of this Report.
Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the option of AnnTaylor, Inc., 1) the Base Rate, defined as the higher of (i) the federal funds rate plus a margin of 0.50% and (ii) the Bank of America prime rate, or 2) the LIBOR Rate (as defined in the Credit Facility); plus in each case, an applicable margin, which is between 0.25% and 0.50% for Base Rate loans, and between 1.25% and 1.50% for LIBOR loans, depending on the Average Daily Availability as defined in the Credit Facility. In addition, AnnTaylor, Inc. is required to pay the lenders a monthly commitment fee on the unused revolving loan commitment at a rate ranging from 0.20% to 0.25% per annum. Fees for outstanding commercial and standby letters of credit under the Credit Facility range from 0.50% to 0.625% and from 1.25% to 1.50%, respectively. The Credit Facility contains financial and other covenants, including limitations on indebtedness and liens, and a fixed charge coverage ratio covenant that is triggered if certain liquidity thresholds are not met.
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
The lenders have been granted a security interest in the inventory and accounts receivable of AnnTaylor, Inc. and certain of its subsidiaries, as collateral for obligations under the Credit Facility.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Repurchase Program
On August 21, 2013, the Company’s Board of Directors approved a new $250 million securities repurchase program (the “Repurchase Program”). The Repurchase Program will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by the Company’s Board of Directors. Purchases of shares of common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Repurchased shares of common stock increase treasury shares available for general corporate purposes. The Company repurchased 1.3 million shares of its common stock through open market purchases under its Repurchase Program at a cost of $50 million during Fiscal 2014. There were no repurchases made under the Repurchase Program during Fiscal 2013. As of January 31, 2015 and March 13, 2015, the date of this Report, $200 million remained available for share repurchases under the Repurchase Program.
During Fiscal 2013 and Fiscal 2012, under its then existing $600 million securities repurchase program, the Company repurchased 1.5 million and 4.9 million shares of its common stock, respectively, through open market purchases at a cost of $49 million and $135 million, respectively. There are no amounts remaining for additional share repurchases under this securities repurchase program.
7. Commitments and Contingencies
Operating Leases
The Company occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Many of the store leases grant the Company the right to extend the term for one or two additional five-year periods under substantially the same terms and conditions as the original leases and also contain early termination options, which can be exercised by the Company under specific conditions. Most store leases require payment of a specified minimum rent, plus contingent rent based on a percentage of the store’s net sales in excess of a specified threshold. In addition, most of the leases require the payment of real estate taxes, insurance and certain common area maintenance (“CAM”) costs. The Company also leases certain office equipment for its corporate offices and store locations under non-cancelable operating leases, which generally have three-year terms.
Future minimum lease payments under non-cancelable operating leases as of January 31, 2015 are as follows:

Fiscal Year	(in thousands)
2015	$211,182
2016	186,276
2017	171,203
2018	150,959
2019	132,921
Thereafter	363,047
Total	1,215,588
Less sublease rentals	(7,688)
Net rentals	$1,207,900
The minimum lease payments presented above do not include CAM charges or real estate taxes due under the Company’s store and office operating leases. These charges are generally not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2014, Fiscal 2013 and Fiscal 2012 were $89.9 million, $84.4 million and $78.8 million, respectively.
Rent expense, excluding CAM charges and real estate taxes, for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 was as follows:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Minimum rent	$212,042	$218,640	$212,947
Percentage rent	1,227	1,782	2,911
Total	$213,269	$220,422	$215,858

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Commitments and Contingencies (Continued)
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
8. Earnings per Share
Basic earnings per share is calculated by dividing net income associated with common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method.
The determination and reporting of earnings per share requires the inclusion of time- and performance-vesting restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net income, participating securities have the effect of diluting both basic and diluted earnings per share. During periods of net loss, no effect is given to participating securities, since they do not share in the losses of the Company.
The following table presents a reconciliation of basic and diluted earnings per share for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively.

	Fiscal Year Ended
	January 31, 2015			February 1, 2014			February 2, 2013
	(in thousands, except per share amounts)
Basic Earnings per Share	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$67,980			$102,430			$102,585
Less net income associated with participating securities	1,376			1,983			1,470
Basic earnings per share	$66,604	45,172	$1.47	$100,447	45,490	$2.21	$101,115	47,494	$2.13

Diluted Earnings per Share
Net income	$67,980			$102,430			$102,585
Less net income associated with participating securities	1,363			1,963			1,452
Effect of dilutive securities		436			465			600
Diluted earnings per share	$66,617	45,608	$1.46	$100,467	45,955	$2.19	$101,133	48,094	$2.10
Non-participating securities (stock options) representing 24,925, 563,480 and 1,381,750 shares of common stock were excluded from the above computation of weighted average shares for diluted earnings per share for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during the periods.
In addition, non-participating securities (performance-based restricted units) representing 11,918 shares of common stock were excluded from the above computations of weighted-average shares for diluted earnings per share for Fiscal 2012, due to the fact that they are contingently issuable securities whose contingency was not met at certain dates during the fiscal year. No such shares were excluded from the computation of weighted average shares for diluted earnings per share in Fiscal 2014 or Fiscal 2013.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Equity and Incentive Compensation Plans
Preferred Stock
At January 31, 2015, February 1, 2014 and February 2, 2013, there were two million shares of preferred stock, par value $0.01, authorized and unissued.
Associate Discount Stock Purchase Plan
In Fiscal 1999, the Company established an Associate Discount Stock Purchase Plan (the “Stock Purchase Plan”). Under the terms of the Stock Purchase Plan, as amended, eligible employees may purchase shares of the Company’s common stock quarterly, at a price equal to 85% of the lower of the closing price of the Company’s common stock at the beginning or end of each quarterly stock purchase period. Participating employees pay for their stock purchases under the Stock Purchase Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. During Fiscal 2014, 62,895 shares were issued pursuant to the Stock Purchase Plan, at an average discount of $5.78 per share. At January 31, 2015, there were 1,289,633 shares available for future issuance under the Stock Purchase Plan. The Company recorded approximately $0.5 million, $0.5 million and $0.6 million in compensation expense related to the Stock Purchase Plan during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
Stock Incentive Plans
The Company has two active stock incentive plans (the “Plans”), which are summarized below:

		Shares Reserved		Shares Reserved for Issuance at January 31, 2015	Shares Available for Future Grant
Defined Name	Plan Name	Restricted Stock/Units (1)	Total Authorized
2002 Plan	2002 Stock Option and Restricted Stock and Unit Award Plan	787,500	4,500,000	145,726	—
2003 Plan	2003 Equity Incentive Plan	7,434,432	13,424,432	4,433,729	2,882,232

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
Stock option awards under the Plans are granted at exercise prices equal to the U.S. dollar market value of the Company’s common stock on the grant date (determined in accordance with the applicable Plan), generally vest over three years and expire no later than ten years after the grant date. Each of the Plans also includes an acceleration clause by which all options not exercisable by their terms will, upon the occurrence of certain contingent events, become exercisable. Shares underlying stock award grants are generally issued out of treasury stock. The Plans allow for restricted stock awards and restricted unit awards. A restricted unit represents the right to receive a share of common stock and/or the cash value of a share of common stock on the date the restrictions on the restricted unit lapse. The restrictions on time-vesting restricted stock or restricted unit grants generally lapse over a three-year period from the date of the grant. Performance-vesting restricted stock grants also generally vest over three years if certain pre-established targets are met. In the event a grantee terminates employment with the Company, any unvested stock options and any restricted stock or restricted units still subject to restrictions are generally forfeited.
General
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeiture rates differ from initial estimates. In Fiscal 2014, Fiscal 2013 and Fiscal 2012, stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards that are expected to vest.
During the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, the Company recognized approximately $13.7 million, $16.3 million and $17.0 million, respectively, in total stock-based compensation expense. Stock-based compensation expense is included on the same income statement line item as the cash compensation paid to the recipient of the stock-based award, with the majority of this stock-based compensation expense included in selling, general and administrative expenses. The associated tax benefit recognized in the Consolidated Statements of Operations for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 was approximately $5.6 million, $6.2 million and $7.9 million, respectively.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Equity and Incentive Compensation Plans (Continued)
General (continued)
In addition, cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation arrangements (“excess tax benefits”) are classified as financing cash flows. For the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, excess tax benefits realized from stock-based compensation arrangements were $1.9 million, $3.0 million and $9.2 million, respectively. The Company received $14.5 million, $12.6 million and $34.8 million in cash from the exercise of stock options during the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively.
Stock Options
The Company recognizes stock option expense equal to the grant date fair value on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. As of January 31, 2015, there was $1.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 1.6 years. The total intrinsic value of options exercised was approximately $5.3 million, $7.3 million and $26.1 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
The following table summarizes stock option activity for the fiscal year ended January 31, 2015:

	Shares	Weighted Average Exercise Price
Options outstanding at February 1, 2014	2,199,719	$26.60
Granted (1)	63,700	37.52
Exercised	(498,388)	29.00
Forfeited or expired	(67,808)	29.95
Options outstanding at January 31, 2015	1,697,223	$26.17
Vested and exercisable at January 31, 2015	1,474,576	$25.34
Options expected to vest in the future as of January 31, 2015	204,513	$31.92

(1)	Options granted during Fiscal 2014 vest annually over a three-year period and expire ten years after the grant date.
The weighted average fair value of options granted during the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, estimated as of the grant date using the Black-Scholes option pricing model, was $16.79, $13.73 and $12.47 per share, respectively. The weighted average remaining contractual term for options outstanding at January 31, 2015 and February 1, 2014 was 4.4 years and 5.1 years, respectively. The weighted average remaining contractual term for options vested and exercisable at January 31, 2015 was 3.9 years. The weighted average remaining contractual term for options expected to vest in the future at January 31, 2015 was 8.1 years. At January 31, 2015, the aggregate intrinsic value of options outstanding, options vested and exercisable and options expected to vest was $12.9 million, $12.3 million, and $0.5 million, respectively.
Option valuation models require the input of highly subjective assumptions, including expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The fair value of options granted under the Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Expected volatility	47.5%	50.9%	54.6%
Risk-free interest rate	1.7%	0.9%	0.9%
Expected life (years)	5.4	4.9	4.4
Dividend yield	—	—	—

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Equity and Incentive Compensation Plans (Continued)
Stock Options (continued)
The risk-free rate is based on a zero-coupon U.S. Treasury rate in effect at the time of grant with maturity dates that coincide with the expected life of the options. The expected life of the options is based on a calculation of the Company’s historical exercise patterns to estimate future exercise patterns. The expected volatility for grants is based on a simple average of (i) historical volatility of stock price returns using daily closing prices and (ii) the volatility implied by exchange-traded call options to purchase the Company’s common stock, to the extent sufficient data for the latter is available. Historical volatility was calculated as of the grant date using stock price data over periods of time equal in duration to the expected life of the options granted. In assessing implied volatility data, the Company analyzed call option market activity during the three-month period preceding the grant date. The Company also considered the volume of market activity of the underlying shares and traded options, the similarity of the exercise prices of traded options to the exercise price of employee stock options exercised during the period and traded options whose terms are close to the expected term of the employee stock options.
Restricted Stock
The fair value of restricted stock awards is based on the market price of the Company’s common stock on the date of grant (determined in accordance with the applicable Plan) and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period (assuming pre-established targets were met in the case of performance-vesting restricted stock awards), net of estimated forfeitures. As of January 31, 2015, there was $12.9 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted average vesting period of 2.8 years. The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 was $37.54, $30.87, and $28.18, respectively. The total fair value of restricted stock awards vested during the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 was $12.4 million, $8.4 million and $11.7 million, respectively.
The following table summarizes restricted stock activity for the fiscal year ended January 31, 2015:

	Time - Vesting			Performance - Vesting
	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Restricted stock awards at February 1, 2014	602,205		$29.95	289,935		$29.56
Granted	409,906	(1)	37.55	141,617	(2)	37.53
Vested	(216,616)		28.92	(124,139)		29.24
Forfeited	(147,865)		32.73	(85,350)		31.48
Restricted stock awards at January 31, 2015	647,630		34.47	222,063		34.08

(1)
Of this amount, 24,406 shares vest in June 2015; 127,700 shares vest in equal installments in each of March 2015, 2016 and 2017; 255,900 shares vest in equal installments in each of March 2017, 2018 and 2019; and 1,900 shares vest in equal installments in each of June 2015, 2016 and 2017.

(2)
These shares vest over a three-year period based on achievement of performance targets set bi-annually for each tranche of the grant. Based on Company performance, grantees may earn 50% to 150% of the shares granted with respect to each tranche. If the Company does not achieve the minimum threshold target associated with such shares, grantees will not earn any shares with respect to that tranche.

 Restricted Units
The fair value of restricted unit awards is based on the market price of the Company’s common stock on the date of grant (determined in accordance with the applicable Plan) and is amortized to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. All previously issued restricted units were fully vested during Fiscal 2013. As of January 31, 2015 and February 1, 2014, there were no restricted unit awards outstanding.

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
In order to receive payments under the RCP, participants must be employed by the Company at the end of the mandatory three-year deferral period, except in limited circumstances. Amounts banked under the RCP are recorded as compensation expense on a pro-rata basis over the service period, net of estimated forfeitures, to the same income statement line item as the base salary earned by participating associates. The service period includes the fiscal year in which amounts earned under the program are banked, plus the mandatory three-year deferral period. The Company estimates forfeitures based on historical RCP forfeiture patterns, as well as future trends of expected behavior. Any adjustments to compensation expense associated with changes in corporate net income performance or estimated forfeiture rates during the service period are accounted for as changes in estimate.
During the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, the Company recognized $5.0 million, $11.0 million and $18.5 million in compensation expense under the RCP, inclusive of the effect of changes in estimates. RCP compensation expense for Fiscal 2014 also reflects the impact of changes in forfeiture rate estimates recorded during the first quarter of Fiscal 2014 in connection with the Company's restructuring. As of January 31, 2015, there was $15.0 million of unrecognized compensation cost under the RCP, which is expected to be recognized over a remaining weighted average deferral period of 2.5 years.
10. Income Taxes
The provision for income taxes for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 consists of the following:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Federal:
Current	$35,414	$57,631	$30,404
Deferred	(627)	(321)	24,276
Total federal	34,787	57,310	54,680
State and local:
Current	5,031	12,654	5,174
Deferred	1,519	(1,075)	5,421
Total state and local	6,550	11,579	10,595
Foreign:
Current	352	(99)	702
Deferred	946	(1,257)	(909)
Total foreign	1,298	(1,356)	(207)
Total	$42,635	$67,533	$65,068

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Income Taxes (Continued)
The reconciliation between the provision for income taxes and the expected provision for income taxes at the U.S. federal statutory rate of 35% for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 is as follows:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(dollars in thousands)
U.S. operations	$113,899	$173,287	$170,896
Foreign operations	(3,284)	(3,324)	(3,243)
Income before income taxes	110,615	169,963	167,653
Federal statutory rate	35%	35%	35%
Provision for income taxes at federal statutory rate	38,715	59,487	58,679
State and local income taxes, net of federal income tax benefit	4,132	6,962	6,886
Non-deductible expenses	1,408	2,068	2,341
Settlements of tax examinations	—	—	(4,113)
Current and prior year tax credits	(2,330)	—	—
Foreign	300	(507)	909
Other	410	(477)	366
Provision for income taxes	$42,635	$67,533	$65,068
The income tax provision reflects the current and deferred tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered indefinitely reinvested, which at January 31, 2015 amounted to approximately $1.6 million. However, if these earnings were not considered indefinitely reinvested, under current law the incremental tax on such undistributed earnings would be approximately $0.3 million. The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the U.S. and its current plans do not demonstrate a need to repatriate them to fund its U.S. operations. During Fiscal 2014, the Company undertook a study to avail itself of certain federal tax credits and recorded a $2.3 million benefit related to those tax credits for the current period and prior open periods in its Fiscal 2014 provision for income taxes.
The tax effects of significant items comprising the Company’s deferred tax assets/(liabilities) as of January 31, 2015 and February 1, 2014 are as follows:

	As of
	January 31, 2015	February 1, 2014
	(in thousands)
Current:
Inventory	$6,187	$8,619
Accrued expenses and other	14,887	14,104
Deferred rent and lease incentives	4,972	6,131
Total gross deferred tax assets - current	26,046	28,854
Non-current:
Depreciation and amortization	(74,541)	(95,171)
Deferred rent and lease incentives	52,340	65,256
Benefits related	20,618	21,339
Other	12,539	14,175
Amounts included in accumulated other comprehensive loss	2,241	964
Total gross deferred tax assets - non-current	13,197	6,563
Less: valuation allowance	1,078	—
Total net deferred tax assets - non-current	$12,119	$6,563

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Income Taxes (Continued)
During the fiscal year ended January 31, 2015, the Company established a valuation allowance of approximately $1.1 million related to certain non-U.S. deferred tax assets that, in the judgment of management, were not more likely than not to be realized prior to expiration. The realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considered the scheduled reversal of deferred tax liabilities, projected taxable income and prudent and feasible tax planning strategies in making this assessment.
At January 31, 2015 and February 1, 2014, the Company had approximately $11.7 million and $10.1 million, respectively, of domestic and foreign net operating loss carryforwards, which will expire in 2029 through 2034. In addition, the Company had approximately $0.1 million of alternative minimum tax credits in non-U.S. jurisdictions at February 1, 2014, which were recognized in its Provision for income taxes in Fiscal 2014.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 28, 2012	$7,797
Additions based on tax positions related to the current year	383
Additions for tax positions of prior years	396
Reductions for tax positions of prior years	(148)
Settlements	(4,579)
Lapses in statutes of limitation	(51)
Balance at February 2, 2013	3,798
Additions based on tax positions related to the current year	639
Additions for tax positions of prior years	1,102
Reductions for tax positions of prior years	(70)
Settlements	(17)
Lapses in statutes of limitation	(79)
Balance at February 1, 2014	5,373
Additions based on tax positions related to the current year	649
Additions for tax positions of prior years	1,167
Reductions for tax positions of prior years	(916)
Settlements	(11)
Lapses in statutes of limitation	(688)
Balance at January 31, 2015	$5,574
To the extent these unrecognized tax benefits are ultimately recognized, approximately $4.7 million will impact the Company’s effective tax rate in a future period. The Company anticipates that the amount of unrecognized tax benefits may be reduced within the next twelve months by approximately $1.6 million as a result of the settlement of certain tax examinations, lapses in statutes of limitations and voluntary tax filings for certain prior tax years.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its provision for income taxes. During Fiscal 2014 and Fiscal 2013, the Company recognized approximately $0.1 million and $0.2 million in interest and penalties in its provision for income taxes, net of related deferred taxes, on unrecognized tax benefits. During Fiscal 2012, the Company recognized approximately $1.8 million in net interest income in its provision for income taxes, primarily due to the interest benefit associated with settlement of a U.S. federal tax examination. The Company had approximately $1.8 million, $1.8 million and $1.9 million for the payment of interest and penalties accrued at January 31, 2015, February 1, 2014 and February 2, 2013, respectively.
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

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company’s contributions to the 401(k) Plan for Fiscal 2014, Fiscal 2013 and Fiscal 2012 were approximately $8.3 million, $8.0 million and $7.5 million, respectively.
 Pension Plan
The Company froze its non-contributory defined benefit pension plan (the “Pension Plan”) in October 2007. As a result, no additional associates became participants in the Pension Plan, and no additional benefits were earned under the Pension Plan on or after that date.
The following table provides information for the Pension Plan as of January 31, 2015 and February 1, 2014:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$30,302	$34,250
Interest cost	1,336	1,418
Actuarial loss/(gain)	6,710	(3,872)
Benefits paid	(223)	(1,494)
Plan settlements	(3,174)	—
Projected benefit obligation at end of year	34,951	30,302
Change in plan assets:
Fair value of plan assets at beginning of year	26,451	26,417
Actual return on plan assets	4,868	1,528
Benefits paid	(223)	(1,494)
Plan settlements	(3,174)	—
Fair value of plan assets at end of year	27,922	26,451
Funded status at end of year	(7,029)	(3,851)
Net amount included in “Other liabilities”	$(7,029)	$(3,851)
As a result of the Pension Plan freeze, the accumulated benefit obligation equals the projected benefit obligation and was approximately $35.0 million and $30.3 million at January 31, 2015 and February 1, 2014, respectively.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Plans (Continued)
Pension Plan (continued)
The following table summarizes the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Net periodic benefit cost:
Interest cost	$1,336	$1,418	$1,752
Expected return on plan assets	(1,255)	(1,244)	(1,500)
Amortization of net loss	—	600	726
Settlement loss recognized	129	—	1,760
Net periodic benefit cost	210	774	2,738
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net loss/(gain) arising during the year	3,097	(4,156)	1,153
Settlement charge	(129)	—	(1,760)
Amortization of net loss	—	(600)	(726)
Total recognized in other comprehensive loss/(income)	2,968	(4,756)	(1,333)
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$3,178	$(3,982)	$1,405
As a result of the Pension Plan freeze, the Company has no remaining prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost. When the total amount of lump sum payments made to Pension Plan participants exceeds the interest cost for the fiscal year, a non-cash settlement charge is recorded. Since the total amount of lump sum payments made to plan participants was greater than the interest component of pension expense during Fiscal 2014 and Fiscal 2012, non-cash settlement charges of $0.1 million and $1.8 million, respectively, were recorded and included in “Selling, general and administrative expenses” in the Company's Consolidated Statements of Operations. There were no such settlement charges recorded in Fiscal 2013.
Amounts recognized in accumulated other comprehensive loss consist of:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014
	(in thousands)
Net actuarial loss	$5,519	$2,551
Total	$5,519	$2,551
For the fiscal years ended January 31, 2015 and February 1, 2014, the following weighted average assumptions were used to determine benefit obligations at the end of the fiscal year:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014
Discount rate	3.50%	4.65%

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Plans (Continued)
Pension Plan (continued)
For the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, the following weighted average assumptions were used to determine net periodic benefit cost:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Discount rate	4.65%	4.35%	4.85%
Long-term rate of return on assets	5.10%	5.10%	5.10%
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
In October 2014, the Society of Actuaries published updated mortality tables (RP-2014) and an updated mortality improvement scale (MP-2014) specifically intended for use in estimating retirement plan liabilities for U.S. plans, both of which reflect increased life expectancy. The Company has historically utilized the Society of Actuaries' published mortality data in its Pension Plan assumptions. Accordingly, the Company adopted RP-2014 and MP-2014 for purposes of measuring its Pension Plan obligation at January 31, 2015, the impact of which was not material.
Since the Pension Plan was frozen in October 2007, its goal is to provide all plan benefits and expenses through growth and income from the Pension Plan assets, with such employer contributions as may be required in accordance with applicable rules and regulations. Accordingly, the Company sets recommended asset allocation percentages based upon the funded status of the Pension Plan. If the funded status is less than 100%, the recommended allocation of Pension Plan Assets is 45% equity securities and 55% debt securities. If the funded status is greater than 100% but less than 110%, the recommended allocation of Pension Plan assets is 25% equity securities and 75% debt securities. If the funded status is greater than 110%, the recommended allocation of Pension Plan assets is 100% debt securities. Generally, the Company does not make changes to its Pension Plan asset allocation percentages if the funded status decreases from prior levels, however, the Company’s Administrative Committee has the authority to override the target asset allocation or adjust the timing of asset allocation changes to the extent considered necessary.
Pension Plan assets consist primarily of equity and fixed income funds or cash and cash equivalents. The equity securities do not include any of the Company’s common stock. The principal investment objectives of the Pension Plan are to: minimize the volatility of the funding ratio and achieve a satisfactory rate of return based on that objective; incur a reasonable pension cost in the long-term; and satisfy its benefit obligations. The investment performance guidelines of the Pension Plan are set and measured against appropriate portfolio benchmarks. In addition, its goals, objectives, asset allocation policies and funding forecasts are reviewed periodically within any given plan year, or when significant changes have occurred in Pension Plan benefits, participant demographics or funded status.
As discussed in Note 3, “Fair Value Measurements,” ASC 820-10 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The investments held by the Company’s Pension Plan, as well as their associated level within the fair value hierarchy, are shown below:
Mutual funds and money market funds:
Mutual funds of registered investment companies are traded in active markets and valued at the closing price reported on those major markets as of the measurement date and, therefore, are classified in Level 1 of the fair value hierarchy. Short-term money market funds are valued at cost plus accrued interest, which is also considered Level 1 of the fair value hierarchy.
Common collective trusts:
These investments are valued using the Net Asset Value (“NAV”) provided by the administrators of the funds, based on the value of the underlying assets owned by the fund or trust, minus its liabilities, and then divided by the number of shares outstanding. The unit price of these investments is not quoted in an active market. However, the unit price is based on underlying investments that are either traded in an active market or are valued based on observable inputs such as market interest rates and quoted prices for similar securities. Therefore, common collective trusts are classified in Level 2 of the fair value hierarchy.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Plans (Continued)
Pension Plan (continued)
The following tables segregate all financial assets and liabilities held by the Company’s Pension Plan as of January 31, 2015 and February 1, 2014 measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy, based on the inputs used to determine fair value at the measurement date:

	January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Mutual funds:
Real estate	$489	$489	$—	$—
Total mutual funds	489	489	—	—
Common collective trusts:
Small blend	943	—	943	—
Mid cap blend	922	—	922	—
Large value	2,669	—	2,669	—
Large growth	2,780	—	2,780	—
Foreign large growth	1,349	—	1,349	—
Long-term bond	18,669	—	18,669	—
Total common collective trusts	27,332	—	27,332	—
Money market funds	101	101	—	—
Total assets	$27,922	$590	$27,332	$—

	February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Mutual funds:
Real estate	$546	$546	$—	$—
Total mutual funds	546	546	—	—
Common collective trusts:
Small blend	901	—	901	—
Mid cap blend	1,036	—	1,036	—
Large value	2,627	—	2,627	—
Large growth	2,735	—	2,735	—
Foreign large growth	1,355	—	1,355	—
Long-term bond	16,980	—	16,980	—
Total common collective trusts	25,634	—	25,634	—
Money market funds	271	271	—	—
Total assets	$26,451	$817	$25,634	$—

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Plans (Continued)
Pension Plan (continued)
The benefits expected to be paid under the Pension Plan as of January 31, 2015 are as follows:

Fiscal Year	(in thousands)
2015	$2,241
2016	2,420
2017	1,933
2018	1,591
2019	1,419
2020-2024	7,284
The Company made no contributions to the Pension Plan in Fiscal 2014, Fiscal 2013 or Fiscal 2012. Although the Company was not required to make a contribution to the Pension Plan during these periods, any deterioration in the financial markets or changes in discount rates may require the Company to make a contribution to its Pension Plan in Fiscal 2015.
Non-Qualified Deferred Compensation Plan
Under the Company’s Deferred Compensation Plan, certain executives at the vice-president level and above may defer up to 50% of their salary and up to 95% of cash-based performance compensation earned during a calendar year. Under the Deferred Compensation Plan, the Company matches the amount of the base and bonus compensation deferred by the executive during the Plan year above the Internal Revenue Code Section 401(a)(17) qualified plan compensation limit as indexed on an annual basis (“Eligible Compensation”). The Company matches 100% on the first 3% of a participant’s deferred Eligible Compensation, and 50% of a participant’s deferred Eligible Compensation over 3% and up to 6%. Amounts deferred and credited to the executive’s deferred compensation account are at all times fully vested. The Company’s matching contributions vest upon the second anniversary of the executive’s date of hire, or earlier upon a change in control (as defined under the Deferred Compensation Plan). The Company’s matching contributions under the Deferred Compensation Plan were approximately $0.8 million, $1.1 million and $0.8 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss (“AOCL”) for the fiscal years ended January 31, 2015 and February 1, 2014, respectively:

	Foreign Currency Translation	Unrecognized Pension Benefit Costs	Total
	(in thousands)
Balance at February 2, 2013	$19	$(4,516)	$(4,497)
Other comprehensive income/(loss) before reclassifications:
Foreign currency translation gain/(loss)	(1,309)	—	(1,309)
Net actuarial gain	—	4,156	4,156
Amounts reclassified from AOCL (1):
Amortization of net actuarial loss	—	600	600
Amounts reclassified from AOCL, before tax	—	600	600
Income tax expense	—	1,824	1,824
Net current period other comprehensive income/(loss), net of tax	(1,309)	2,932	1,623
Balance at February 1, 2014	(1,290)	(1,584)	(2,874)
Other comprehensive income/(loss) before reclassifications:
Foreign currency translation loss	(1,140)	—	(1,140)
Net actuarial loss	—	(3,097)	(3,097)
Amounts reclassified from AOCL (1):
Pension settlement charge	—	129	129
Amounts reclassified from AOCL, before tax	—	129	129
Income tax benefit	—	(1,277)	(1,277)
Net current period other comprehensive loss, net of tax	(1,140)	(1,691)	(2,831)
Balance at January 31, 2015	$(2,430)	$(3,275)	$(5,705)

(1)
Amount is included in net periodic pension cost, which is presented in “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Operations. See Note 11, “Retirement Plans” for further details.

During Fiscal 2014 and Fiscal 2013, the Company reclassified income of $0.1 million ($0.1 million net of tax) and $0.6 million ($0.4 million net of tax), respectively, from AOCL related to the Company’s employee benefit plan.

ANN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Selected Quarterly Financial Data - Unaudited

	Quarter
Fiscal 2014	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$590,592	$648,660	$646,805	$647,403
Gross margin	$315,192	$339,605	$339,942	$296,215
Net income (1)	$5,183	$32,679	$29,856	$262
Basic earnings per share (2)	$0.11	$0.70	$0.65	$0.01
Diluted earnings per share (2)	$0.11	$0.70	$0.65	$0.01
	Quarter
Fiscal 2013	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$574,506	$638,198	$657,532	$623,255
Gross margin	$320,565	$349,277	$366,220	$307,246
Net income	$20,912	$35,649	$41,189	$4,680
Basic earnings per share (2)	$0.45	$0.76	$0.90	$0.10
Diluted earnings per share (2)	$0.44	$0.76	$0.89	$0.10

(1)	Net income for the first quarter of Fiscal 2014 reflects the $10.2 million after-tax impact of a $17.3 million pre-tax restructuring charge.

(2)	The sum of the quarterly per share data may not equal the annual amounts due to quarterly changes in the weighted average shares and share equivalents outstanding.

ANN INC.
EXHIBIT INDEX

Document

3.1	Restated Certificate of Incorporation of the Company (as amended through May 31, 2013). Incorporated by reference to Exhibit 3.1 to the Form 8-K of the Company filed on June 4, 2013.

3.2	Bylaws of the Company (as amended through March 15, 2011). Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company filed on March 16, 2011.

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

10.26†	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the Quarter ended July 30, 2011 filed on August 19, 2011.

10.27†	Summary of Compensation Arrangements for Non-Employee Directors. Incorporated by reference to Exhibit 10.27 to the Form 10-K of the Company filed on March 14, 2014.

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

ANN INC.
EXHIBIT INDEX

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