Form 10-Q
period 2015-05-02
ANN INC.
filed 2015-05-22
CIK 874214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2015
Common Stock, $.0068 par value	45,992,699

Statement Regarding Forward-Looking Disclosures
Certain sections of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use words such as “expects,” “anticipates,” “plans,” “intends,” “projects,” “may,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions, which generally are not historical in nature. Forward-looking statements also include representations of the expectations or beliefs of ANN INC. (the “Company”) concerning future events that involve risks and uncertainties, including:

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

•	the effect of competitive pressures from other retailers as well as structural headwinds in the specialty retail sector;

•
the Company’s reliance on key management and its ability to hire, retain and develop qualified associates as well as ensure that the Company has the appropriate organizational structure and processes in place to achieve its strategic initiatives;

•
the Company’s reliance on third-party manufacturers and key vendors, including operational risks such as reduced production capacity and flexibility, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines;

•	the Company’s dependence on its Louisville distribution center and third-party distribution and transportation providers;

•	the Company’s reliance on foreign sources of production and the associated risks of doing business in foreign markets;

•	the impact of fluctuations in sourcing costs, in particular, increases in the costs of raw materials, labor and transportation;

•	the Company’s ability to manage inventory levels and changes in merchandise mix as well as optimize the operational aspects of its omni-channel fulfillment strategy;

•	the Company’s ability to successfully optimize implementation of its omni-channel retail strategy and maintain a relevant and reliable omni-channel experience for its clients;

•	the impact of a privacy breach and the resulting effect on the Company’s business and reputation;

•	the Company’s ability to successfully execute brand goals, objectives and new concepts and strategies, including international expansion;

•	the Company’s ability to successfully manage its Internet business and deliver an integrated omni-channel shopping experience to its clients;

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

•	the Company’s ability to secure and protect trademarks and other intellectual property rights;

•	a significant change in the regulatory environment applicable to the Company’s business and the Company’s ability to comply with legal and regulatory requirements;

•	the effect of general economic conditions on consumer spending and the Company’s liquidity and capital resources;

•	the failure by independent manufacturers to comply with the Company’s social compliance program requirements or applicable laws and regulations;

•	the impact of fluctuations in sales and profitability on the Company’s stock price;

•	the potential impact of natural disasters, extreme weather, public health concerns, acts of war or terrorism in the United States or worldwide;

•	the effect of tax matters on its business operations;

•	the risks associated with the ability to consummate the contemplated transaction with Ascena Retail Group, Inc.;

•	the timing of the closing of the contemplated transaction with Ascena Retail Group, Inc.;

•	the ability to obtain requisite regulatory and stockholder approvals related to the contemplated transaction with Ascena Retail Group, Inc.;

•	the ability to realize anticipated benefits and synergies of the contemplated transaction with Ascena Retail Group, Inc.; and

•
the potential impact of the announcement of, or consummation of, the contemplated transaction with Ascena Retail Group, Inc. on relationships, including with employees, credit rating agencies, customers and competitors; the ability to retain key personnel; the ability to achieve performance targets.

Further description of these risks and uncertainties and other important factors are set forth in the Company’s latest Annual Report on Form 10-K, including but not limited to Item 1A - Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations therein, and in the Company’s other filings with the SEC. Although these forward-looking statements reflect the Company’s current expectations concerning future events, actual results may differ materially from current expectations or historical results. The Company does not assume any obligation to publicly update or revise any forward-looking statements at any time for any reason.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters Ended May 2, 2015 and May 3, 2014
(unaudited)

	Quarter Ended
	May 2, 2015	May 3, 2014
	(in thousands, except per share amounts)
Net sales	$597,726	$590,592
Cost of sales	285,068	275,400
Gross margin	312,658	315,192
Selling, general and administrative expenses	283,712	288,672
Restructuring charges	6,375	17,303
Operating income	22,571	9,217
Interest and investment income/(expense), net	444	(497)
Other non-operating income, net	215	25
Income before income taxes	23,230	8,745
Income tax provision	9,678	3,562
Net income	$13,552	$5,183

Earnings per share:
Basic earnings per share	$0.30	$0.11

Weighted average shares outstanding	44,974	45,578

Diluted earnings per share	$0.29	$0.11

Weighted average shares outstanding, assuming dilution	45,383	46,043

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Quarters Ended May 2, 2015 and May 3, 2014
(unaudited)

	Quarter Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Net income	$13,552	$5,183

Other comprehensive income:
Foreign currency translation adjustment	580	186
Other comprehensive income, before tax	580	186
Income tax expense on other comprehensive income	—	—
Other comprehensive income, net of tax	580	186
Comprehensive income	$14,132	$5,369

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
May 2, 2015, January 31, 2015 and May 3, 2014
(unaudited)

	May 2, 2015	January 31, 2015	May 3, 2014
	(in thousands, except share amounts)
Assets
Current assets
Cash	$176,341	$207,711	$127,691
Accounts receivable	39,007	20,360	29,953
Merchandise inventories	287,690	265,022	282,912
Refundable income taxes	9,267	9,270	7,190
Deferred income taxes	33,039	26,046	32,936
Prepaid expenses and other current assets	71,915	72,489	64,206
Total current assets	617,259	600,898	544,888
Property and equipment, net	413,921	426,729	438,838
Deferred income taxes	17,310	12,119	5,142
Other assets	22,213	21,760	22,168
Total assets	$1,070,703	$1,061,506	$1,011,036
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$117,864	$134,031	$107,481
Accrued salaries and bonus	23,691	20,268	29,324
Current portion of long-term performance compensation	6,001	5,838	5,109
Accrued tenancy	34,074	36,907	37,137
Gift certificates and merchandise credits redeemable	42,809	49,146	41,801
Accrued expenses and other current liabilities	107,844	85,298	82,073
Total current liabilities	332,283	331,488	302,925
Deferred lease costs	146,943	149,658	160,180
Deferred income taxes	—	—	36
Long-term performance compensation, less current portion	7,645	11,601	7,111
Other liabilities	54,256	58,081	56,775

Commitments and contingencies

Stockholders’ equity
Common stock, $.0068 par value; 200,000,000 shares authorized; 82,563,516 shares issued	561	561	561
Additional paid-in capital	745,543	749,711	737,687
Retained earnings	860,804	847,252	784,455
Accumulated other comprehensive loss	(5,125)	(5,705)	(2,688)
Treasury stock, 36,570,817; 36,844,722 and 35,736,212 shares, respectively, at cost	(1,072,207)	(1,081,141)	(1,036,006)
Total stockholders’ equity	529,576	510,678	484,009
Total liabilities and stockholders’ equity	$1,070,703	$1,061,506	$1,011,036

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ANN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarter Ended May 2, 2015 and May 3, 2014
(unaudited)

	Quarter Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Operating activities:
Net income	$13,552	$5,183
Adjustments to reconcile net income to net cash used for operating activities:
Deferred income taxes	(12,095)	(2,591)
Depreciation and amortization	27,362	28,607
Loss on disposal and write-down of property and equipment	954	232
Stock-based compensation	3,114	3,890
Non-cash interest and other non-cash items	(1,020)	131
Tax benefit from exercise/vesting of stock awards	2,495	750
Changes in assets and liabilities:
Accounts receivable	(18,632)	(7,502)
Merchandise inventories	(22,508)	(43,197)
Prepaid expenses and other current assets	1,103	(2,961)
Refundable income taxes	3	62
Other non-current assets	852	(7)
Other non-current liabilities	(4,108)	(3,607)
Accounts payable, accrued expenses and other current liabilities	(4,925)	(30,817)
Net cash used for operating activities	(13,853)	(51,827)
Investing activities:
Purchases of marketable securities	(827)	(1,580)
Sales of marketable securities	118	1,118
Purchases of property and equipment	(17,762)	(26,259)
Net cash used for investing activities	(18,471)	(26,721)
Financing activities:
Proceeds from the issuance of common stock pursuant to Associate Discount Stock Purchase Plan	719	711
Proceeds from exercise of stock options	1,796	9,369
Excess tax benefits from stock-based compensation	2,515	1,157
Repurchases of restricted stock	(3,358)	(4,536)
Repayments on fixed asset financing and capital lease obligations	(824)	(929)
Change in trade payable program obligation	285	(1,254)
Net cash provided by financing activities	1,133	4,518
Effect of exchange rate changes on cash	(179)	14
Net decrease in cash	(31,370)	(74,016)
Cash, beginning of period	207,711	201,707
Cash, end of period	$176,341	$127,691

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

The results of operations for the 2015 interim period presented in the Condensed Consolidated Financial Statements are not necessarily indicative of results to be expected for Fiscal 2015.

The January 31, 2015 Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheets of ANN INC. (the “Company”) included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. As such, the financial information set forth herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. The Company believes that the disclosures made are adequate to prevent the interim financial statements from being misleading.
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

2.	Restructuring Charges
In late 2014, the Company launched a comprehensive Supply Chain assessment, which is focused on enhancing the efficiency and effectiveness of its sourcing capabilities and identifying opportunities to improve profitability with an emphasis on speed, flexibility, improved product sell-through and reduced cost of goods sold. In addition, during the first quarter of Fiscal 2015, the Company initiated an SG&A Optimization program, a broad-based productivity initiative designed to reduce its overall cost structure and enhance operating efficiency and organizational effectiveness. Based on actions taken during the first quarter of Fiscal 2015 in connection with these two initiatives, the Company recorded a $6.4 million restructuring charge (the “2015 Restructuring”) for severance associated with the elimination of approximately 600 full-time field associates, consulting services and other related costs. The Company expects to incur incremental restructuring costs related to these initiatives during the remainder of Fiscal 2015 as it continues its assessment of the opportunities identified; the extent of those costs will vary based on the opportunities it chooses to pursue.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2.	Restructuring Charges (Continued)

The following table presents a reconciliation of the reserve established in connection with the 2015 Restructuring for the quarter ended May 2, 2015:

	Quarter Ended May 2, 2015
	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at January 31, 2015	$—	$—	$—
Restructuring charge	3,434	2,941	6,375
Cash payments	—	(1,223)	(1,223)
Balance at May 2, 2015	$3,434	$1,718	$5,152
Approximately $3.4 million and $1.7 million of the reserve related to the 2015 Restructuring is included in “Accrued salaries and bonus” and “Accrued expenses and other current liabilities,” respectively, on the Company’s Condensed Consolidated Balance Sheet at May 2, 2015.
During the first quarter of Fiscal 2014, the Company executed an organizational restructuring in support of its omni-channel retail strategy and its strategic growth initiatives (the “2014 Restructuring”). As part of the restructuring, the Company realigned certain functions within its corporate workforce, including its marketing, merchandise planning, procurement and allocation functions, to eliminate redundancy and integrate processes to better support its brands and serve its clients. These actions resulted in the separation of approximately 100 full-time associates. In connection with this effort, the Company recorded a pre-tax restructuring charge of approximately $17.3 million for severance and other costs during the first quarter of Fiscal 2014. No additional charges related to the 2014 Restructuring were recorded during the first quarter of Fiscal 2015. The Company expects to pay all amounts accrued in connection with the 2014 Restructuring by 2017.

The following tables present a reconciliation of the reserve established in connection with the 2014 Restructuring for the quarters ended May 2, 2015 and May 3, 2014:

	Quarter Ended May 2, 2015
	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at January 31, 2015	$8,326	$—	$8,326
Restructuring charge	—	—	—
Cash payments	(2,028)	—	(2,028)
Balance at May 2, 2015	$6,298	$—	$6,298

	Quarter Ended May 3, 2014
	Severance and Related Costs	Other Restructuring Costs	Total
	(in thousands)
Balance at February 1, 2014	$—	$—	$—
Restructuring charge	16,742	561	17,303
Cash payments	(1,251)	(561)	(1,812)
Reclassification to restructuring reserve (1)	1,867	—	1,867
Balance at May 3, 2014	$17,358	$—	$17,358

(1)	Prior compensation accruals related to associates separated in connection with the restructuring were reclassified to the restructuring reserve.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2.	Restructuring Charges (Continued)
 As of May 2, 2015 and May 3, 2014, approximately $2.6 million and $11.5 million of the reserve related to the 2014 Restructuring, respectively, is included in “Accrued salaries and bonus” and approximately $3.7 million and $5.9 million, respectively, is included in “Other liabilities” on the Company’s Condensed Consolidated Balance Sheets, based upon the expected timing of the payments.

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

	May 2, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$2,753	$2,753	$—		$—
Equity funds	10,173	10,173	—		—
Fixed income funds	896	896	—		—
Total assets	$13,822	$13,822	$—		$—

	January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$3,098	$3,098	$—		$—
Equity funds	7,024	7,024	—	—	—
Money market funds	1,410	1,410	—		—
Fixed income funds	911	911	—		—
Total assets	$12,443	$12,443	$—		$—

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

3.	Fair Value Measurements (Continued)

	May 3, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Non-qualified deferred compensation plan assets:
Equity securities	$3,188	$3,188	$—	$—
Equity funds	7,605	7,605	—	—
Fixed income funds	806	806	—	—
Total assets	$11,599	$11,599	$—	$—
As of the dates presented, the Company believes that the carrying value of cash, receivables and payables approximates fair value, due to the short maturity of these financial instruments.

4.	Earnings Per Share
The following tables present a reconciliation of basic and diluted earnings per share for the quarters ended May 2, 2015 and May 3, 2014:

	Quarter Ended
	May 2, 2015			May 3, 2014
	(in thousands, except per share amounts)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$13,552			$5,183
Less net income associated with participating securities	258			102
Basic earnings per share	$13,294	44,974	$0.30	$5,081	45,578	$0.11
Diluted Earnings per Share:
Net income	$13,552			$5,183
Less net income associated with participating securities	256			101
Effect of dilutive securities		409			465
Diluted earnings per share	$13,296	45,383	$0.29	$5,082	46,043	$0.11
For the quarters ended May 2, 2015 and May 3, 2014, non-participating securities (stock options) representing 71,200 and 24,000 shares of common stock, respectively, were excluded from the computation of weighted average shares for diluted earnings per share due to their antidilutive effect, since their exercise prices exceeded the average market price of the common shares during those periods.

5.	Equity and Incentive Compensation Plans
Stock Incentive Plans
During the quarters ended May 2, 2015 and May 3, 2014, the Company recognized approximately $3.1 million and $3.9 million, respectively, in stock-based compensation expense. As of May 2, 2015, there was $1.9 million and $17.4 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a remaining weighted average vesting period of 2.1 years and 2.6 years, respectively. Restricted stock award grants and shares underlying the exercise of stock options during the three months ended May 2, 2015 were issued out of treasury stock. In addition, restricted stock awards forfeited, as well as shares returned to cover employee tax withholding obligations related to the exercise of stock options and the vesting of restricted stock, were returned to treasury stock.

ANN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5.	Equity and Incentive Compensation Plans (Continued)
Stock Options
The following table summarizes stock option activity for the quarter ended May 2, 2015:

	Shares	Weighted Average Exercise Price
Options outstanding at January 31, 2015	1,697,223	$26.17
Granted (1)	59,200	41.31
Exercised	(102,941)	17.45
Forfeited or expired	(3,600)	33.84
Options outstanding at May 2, 2015	1,649,882	27.24
Vested and exercisable at May 2, 2015	1,511,080	$26.29
Options expected to vest in the future as of May 2, 2015	138,802	$37.58

(1)	Awards vest annually over a three-year period and expire ten years after the grant date.
The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted as of the grant date. For the quarters ended May 2, 2015 and May 3, 2014, the fair value of options granted was estimated using the following weighted average assumptions:

	Quarter Ended
	May 2, 2015	May 3, 2014
Expected volatility	36.6%	47.5%
Risk-free interest rate	1.7%	1.7%
Expected life (years)	5.6	5.4
Dividend yield	—%	—%

The weighted average fair value of options granted during the quarters ended May 2, 2015 and May 3, 2014 was $15.11 and $16.79 per share, respectively. The Company estimates the volatility of its common stock on the date of grant based on the average of its historical common stock volatility and the implied volatility of publicly traded options on its common stock.

Restricted Stock
The following table summarizes restricted stock activity for the quarter ended May 2, 2015:

	Time - Based			Performance - Based
	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Restricted stock awards at January 31, 2015	647,630		$34.47	222,063		$34.08
Granted	125,000	(1)	41.26	124,800	(2)	41.31
Vested	(125,265)		31.82	(84,317)		32.49
Forfeited	—		—	(15,075)		32.49
Restricted stock awards at May 2, 2015	647,365		36.29	247,471		38.36

(1)	These shares vest in equal installments in each of March 2016, 2017 and 2018.

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
Long-Term Performance Compensation
The Company maintains a long-term cash incentive program, the Restricted Cash Program (“RCP”), for vice-presidents and above. Compensation expense under the RCP is charged to the same income statement line item as the base salary earned by participating associates. During the quarter ended May 2, 2015, the Company recognized $2.4 million in compensation expense under the RCP, inclusive of the effect of changes in estimates. During the quarter ended May 3, 2014, compensation expense recognized under the RCP was immaterial, since the expense related to amounts banked under the program was substantially offset by the benefit associated with changes in forfeiture rate estimates, due, in part, to the Company’s 2014 Restructuring. As of May 2, 2015, there was $21.2 million of unrecognized compensation expense under the RCP, which is expected to be recognized over a remaining weighted average deferral period of 2.9 years.

6.	Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss (“AOCL”) for the quarter ended May 2, 2015:

	Foreign Currency Translation	Unrecognized Pension Benefit Costs	Total
	(in thousands)
Balance at January 31, 2015	$(2,430)	$(3,275)	$(5,705)
Other comprehensive income/(loss) before reclassifications:
Foreign currency translation adjustment	580	—	580
Balance at May 2, 2015	$(1,850)	$(3,275)	$(5,125)

7.	Legal Proceedings
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

8.	Subsequent Event
On May 17, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ascena Retail Group, Inc., a Delaware corporation (“Ascena”), and Avian Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Ascena (“Merger Sub”). The Merger Agreement provides for, among other things, the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). The Boards of Directors of both companies, by unanimous vote, approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.
Subject to the terms and conditions of the Merger Agreement, upon the closing of the Merger, which is expected to occur in the second half of 2015, each outstanding share of common stock of the Company (other than shares, if any, held by Ascena, Merger Sub and the Company and shares with respect to which appraisal rights have been properly demanded in accordance with the Delaware General Corporation Law) will be converted into the right to receive (i) $37.34 in cash and (ii) 0.68 of a share of Ascena common stock, par value $0.01 per share, with cash payable in lieu of fractional shares of Ascena common stock.

8.	Subsequent Event (Continued)
Completion of the Merger is subject to various closing conditions, including: approval by the Company’s stockholders of the Merger; the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement; the U.S. Securities and Exchange Commission (the “SEC”) declaring effective the Form S-4 to be filed by Ascena with respect to the shares of Ascena common stock to be issued in the Merger; the shares of Ascena common stock to be issued in the Merger being approved for listing on the NASDAQ Global Select Market; the accuracy of the representations and warranties of each party (subject to certain materiality standards) and the material compliance by each party with its obligations under the Merger Agreement. Consummation of the Merger is not subject to a financing condition and does not require approval by Ascena stockholders.
The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants providing for each of the parties to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the closing and to use reasonable best efforts to obtain required government approvals, subject to certain exceptions. The Merger Agreement also includes covenants requiring the Company (1) not to solicit, or enter into discussions with third parties relating to, alternative business combination transactions during the period between the execution of the Merger Agreement and the closing, subject to fulfillment of certain fiduciary requirements of the Company’s Board and (2) to call and hold a special meeting of the Company’s stockholders to approve the Merger and, subject to certain exceptions, not to withdraw, amend or modify in a manner adverse to Ascena the recommendation of the Company’s Board that the Company’s stockholders approve the Merger.
The Merger Agreement contains certain termination rights, including the right of either party to terminate the Merger Agreement if the Merger does not occur by February 17, 2016, the right of the Company to terminate the Merger Agreement to accept a superior proposal for an alternative business combination (as long as the Company complies with certain notice and other requirements under the Merger Agreement) and the right of Ascena to terminate due to a change of recommendation by the Company’s Board. Upon termination of the Merger Agreement by the Company or Ascena upon specified conditions, a termination fee of $48,270,000 may be payable by the Company. In addition, upon a termination of the Merger Agreement for the failure to obtain the approval of the Company’s stockholders, the Company may be required to reimburse Ascena for up to $5 million in expenses related to the Merger Agreement.
Ascena has obtained a commitment letter from Goldman, Sachs & Co. and Guggenheim Securities (the “Lenders”) for the purpose of financing the transactions contemplated by the Merger Agreement. The obligations of the Lenders to provide financing under the commitment letter are subject to certain conditions.
For further information on the Merger and the Merger Agreement, please refer to the Current Report on Form 8-K filed by the Company on May 18, 2015 and the Merger Agreement and other documents filed as exhibits thereto. The foregoing description of the Merger does not purport to be complete, is subject to, and is qualified in its entirety by reference to, the Merger Agreement.

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
Our rich heritage dates back to 1954, when we opened our first Ann Taylor store in New Haven, Connecticut. Back then, “Ann Taylor” represented a best-selling dress style that embodied the well-dressed woman. As of May 2, 2015, we operated 1,034 retail stores in 47 states, the District of Columbia, Puerto Rico and Canada, comprised of 242 Ann Taylor stores, 540 LOFT stores, 118 Ann Taylor Factory stores, 128 LOFT Outlet stores and six Lou & Grey stores. In addition to our stores, our clients can shop online in more than 100 countries worldwide at www.anntaylor.com and www.LOFT.com (together, our “Websites”), by phone at 1-800-DIAL-ANN and 1-888-LOFT-444 or at six LOFT franchise stores in Mexico.
Unless the context indicates otherwise, all references to “we,” “our,” “us” and “the Company” refer to ANN INC. and its wholly-owned subsidiaries.
Management Overview
Our results during the first quarter of Fiscal 2015 reflected weak performance in the month of February, due in part to unseasonably cold weather throughout much of the country, partially offset by positive comparable sales in the combined March/April period. Continued traffic challenges and a highly promotional retail environment also caused us to be more promotional than planned, which also weighed on gross margin rate performance. However, our continued focus on expense management helped drive a 140 basis point reduction in selling, general and administrative expenses from the year-ago period, which helped mitigate some of the impact to our bottom-line. During the quarter, we also recorded a $6.4 million pre-tax restructuring charge in connection with our previously announced Supply Chain Initiative and SG&A Optimization Program, which we expect to deliver significant savings and efficiencies over the longer term. As a result, net income was $13.6 million, or $0.29 per diluted share, for the first quarter of Fiscal 2015, compared to net income of $5.2 million, or $0.11 per diluted share, for the first quarter of Fiscal 2014. However, excluding the $3.7 million, or $0.08 per diluted share, after-tax impact of our first quarter 2015 restructuring charge, net income would have been $17.3 million, or $0.37 per diluted share, both up more than 12% over adjusted net income of $15.4 million, or $0.33 per diluted share, in the first quarter of 2014, excluding the $10.2 million, or $0.22 per diluted share, after-tax impact of our first quarter 2014 restructuring charge.
At the Ann Taylor brand, total net sales for the first quarter of Fiscal 2015 declined 3.9% compared to last year, with comparable sales down 3.0%. At Ann Taylor, which includes Ann Taylor stores and anntaylor.com, comparable sales increased 2.6% compared with the first quarter of Fiscal 2014, reflecting the overall strength of our merchandise assortment. Despite a soft start in February, due in part to the impact of extreme weather, sales trends improved as the quarter progressed, with comparable sales for the combined March/April period increasing 4.6%. At Ann Taylor Factory, comparable sales declined 14.5%, reflecting continued traffic challenges and a highly promotional retail environment in factory outlet centers, as well as product challenges, particularly in the knit and woven tops categories. Overall, we feel that the Ann Taylor brand is better-positioned as we head into summer, and we look forward to building momentum as we progress through the year.
At the LOFT brand, total net sales for the first quarter of Fiscal 2015 increased 4.2% compared to last year, while overall comparable sales declined 0.6%. At LOFT, which includes LOFT stores and LOFT.com, comparable sales decreased 0.7%, primarily reflecting soft performance in the month of February, again due in part to the harsh winter weather, as well as delayed delivery of certain merchandise as a result of the West Coast port situation, partially offset by positive comparable sales in the combined March/April period. We also experienced some product challenges, particularly in sweaters and denim, although clients responded favorably to the majority of our merchandise assortment. The knit tops category, which was challenging in 2014, continued to strengthen for a second sequential quarter, following our implementation of a new product testing strategy. At LOFT Outlet, total net sales increased 15.2% over the first quarter of Fiscal 2014, while comparable sales declined 0.2%. This performance was primarily driven by store growth, effective promotions and a solid merchandise assortment, which helped mitigate the impact of continued traffic challenges in factory outlet centers. Overall, we are focused on generating higher sales and profitability at the LOFT brand by gaining market share in key categories, broadening our client base and expanding our relationship with existing clients to capture more of their spend.
During the first quarter of Fiscal 2015, we also made progress on our strategic growth initiatives for 2015. First among these is our Supply Chain Initiative, which was launched in November 2014. Since that time, we have identified a series of opportunities and are moving forward to develop and execute on our plans. Our near-term opportunities include expanding our use of test and chase strategies and working with vendors in new ways to compress production timelines and buy product closer to season. While this initiative is still in its early phase, we continue to anticipate at least $50 million in incremental annualized gross margin by 2017. Our second growth initiative, our SG&A Optimization Program, which was launched in March 2015, is expected to generate ongoing, annualized savings of $35 million by 2016 as a result of our current and planned actions to further increase our operational efficiency. Our third 2015 initiative is the continued enhancement of our omni-channel offering. During the first quarter of Fiscal 2015, we completed the roll-out of our omni-channel Phase II “endless aisle” capabilities at all Ann Taylor and LOFT stores, giving our clients seamless access to online inventory from the store environment. Finally, we continue to test and refine our newest concept, Lou & Grey. During the quarter, we opened our sixth stand-alone Lou & Grey store in Chicago and plan to open a handful of additional locations in 2015. We also remain on track to launch our stand-alone Lou & Grey e-commerce site later this year.
Overall, we continue to move forward on our commitment to strengthen our position as the go-to wardrobing destination for women of style. Together, Ann Taylor, LOFT and Lou & Grey represent a full-spectrum offering that puts ANN INC. in a unique position to meet the needs of women at every important phase of their lives. We believe our strategic initiatives present significant opportunities to build on the strength of our brands in order to deliver long-term, profitable growth in 2015 and beyond.
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

Results of Operations
The following table sets forth data from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	Quarter Ended
	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Cost of sales	47.7%	46.6%
Gross margin	52.3%	53.4%
Selling, general and administrative expenses	47.5%	48.9%
Restructuring charges	1.1%	2.9%
Operating income	3.7%	1.6%
Interest and investment income/(expense), net	0.1%	(0.1)%
Other non-operating income, net	—%	—%
Income before income taxes	3.8%	1.5%
Income tax provision	1.6%	0.6%
Net income	2.2%	0.9%
The following table sets forth selected data from our Condensed Consolidated Statements of Operations expressed as a percentage change from the comparable prior period:

	Quarter Ended
	May 2, 2015	May 3, 2014
	increase/(decrease)
Net sales	1.2%	2.8%
Gross margin	(0.8)%	(1.7)%
Operating income	144.9%	(72.8)%
Net income	161.5%	(75.2)%

Sales and Sales Metrics
The following tables set forth certain sales and certain sales-related metrics:

	Quarter Ended
	May 2, 2015		May 3, 2014
	Sales	Comp %	Sales	Comp %
Sales and Comparable Sales	($ in thousands)
Ann Taylor brand
Ann Taylor (1)	$148,793	2.6%	$150,656	—%
Ann Taylor Factory	62,559	(14.5)%	69,293	(7.1)%
Total Ann Taylor brand	$211,352	(3.0)%	$219,949	(2.3)%
LOFT brand
LOFT (2)	$312,231	(0.7)%	$306,289	(1.8)%
LOFT Outlet	74,143	(0.2)%	64,354	(0.2)%
Total LOFT brand	$386,374	(0.6)%	$370,643	(1.6)%
Total Company	$597,726	(1.5)%	$590,592	(1.8)%

(1)	Includes sales at Ann Taylor stores and anntaylor.com.

(2)	Includes sales at LOFT stores, LOFT.com and Lou & Grey stores.

Sales and Sales Metrics (Continued)

	Quarter Ended
	May 2, 2015	May 3, 2014
Sales-Related Metrics
Average Dollars Per Transaction (“DPT”)
Ann Taylor brand (1)	$80.81	$83.29
LOFT brand (2)	64.13	64.25
Average Units Per Transaction (“UPT”)
Ann Taylor brand (1)	2.39	2.49
LOFT brand (2)	2.66	2.74
Average Unit Retail (“AUR”)
Ann Taylor brand (1)	$33.81	$33.45
LOFT brand (2)	24.11	23.45

(1)	Includes Ann Taylor stores, anntaylor.com and Ann Taylor Factory stores.

(2)	Includes LOFT stores, LOFT.com, LOFT Outlet stores and Lou & Grey stores.

Store Data

The following tables set forth certain store data:

	Quarter Ended
	May 2, 2015		May 3, 2014
	Stores	Square Feet	Stores	Square Feet
	(square feet in thousands)
Stores and Square Footage
Ann Taylor brand
Ann Taylor	242	1,151	264	1,306
Ann Taylor Factory	118	789	111	748
Total Ann Taylor brand	360	1,940	375	2,054
LOFT brand
LOFT (1)	546	3,076	544	3,106
LOFT Outlet	128	838	113	744
Total LOFT brand	674	3,914	657	3,850
Total Company	1,034	5,854	1,032	5,904
Number of Company-operated:
Stores open at beginning of period	1,030	5,834	1,025	5,873
New stores (2)	8	41	13	71
Downsized/expanded stores, net (3)	—	—	—	(10)
Closed stores	(4)	(21)	(6)	(30)
Stores open at end of period	1,034	5,854	1,032	5,904
Number of international franchise:
Stores open at beginning of period	3		—
New stores	3		—
International franchise stores open at end of period (4)	6		—

(1)	Includes Lou & Grey stores.

(2)
During the quarter ended May 2, 2015, we opened two new Ann Taylor Factory stores, four new LOFT stores, one new LOFT Outlet store and one new Lou & Grey store. During the quarter ended May 3, 2014, we opened three new Ann Taylor Factory stores, seven new LOFT stores, three new LOFT Outlet stores and our first Lou & Grey store within an existing LOFT store.

(3)	During the quarter ended May 3, 2014, we downsized one Ann Taylor store and one LOFT Outlet store.

(4)	International franchise stores are not considered in brand-level or Company-operated stores and square footage data.

Total net sales for the quarter ended May 2, 2015 increased approximately $7.1 million, or 1.2%, compared with the first quarter of Fiscal 2014. This increase was primarily due to the impact of higher revenue related to our private label and co-branded credit card program and net store growth, partially offset by a 1.5% decline in total comparable sales, which would have been approximately twice that without the benefit of higher sales at our Websites. Overall, our sales results continued to be impacted by softer traffic trends and a highly promotional retail environment. In addition, severe weather also affected sales early in the quarter, with comp trends improving in the combined March/April period as weather conditions normalized throughout much of the country.
At the Ann Taylor brand, total net sales decreased $8.6 million, or 3.9%, as compared with the first quarter of Fiscal 2014, with comparable sales down 3.0%. At Ann Taylor, which includes Ann Taylor stores and anntaylor.com, net sales decreased 1.2% to $148.8 million, primarily due to a year-over-year net decrease of 25 stores partially offset by a 2.6% increase in comparable sales. While we experienced year-over-year increases in transactions and conversion during the first quarter, UPT and DPT were each down slightly compared to last year, reflecting the impact of severe weather early in the quarter. Sales trends improved in the combined March/April period based on the overall positive response to our merchandise assortment and a return to more seasonal temperatures. At Ann Taylor Factory, net sales decreased 9.7% to $62.6 million, primarily due to a 14.5% decrease in comparable sales partially offset by net store growth. This performance reflected the impact of product challenges, continued soft traffic and a highly promotional environment in factory outlet centers, all of which contributed to decreases in AUR, UPT and DPT.
At the LOFT brand, total net sales increased approximately $15.7 million, or 4.2%, over the first quarter of Fiscal 2014, with comparable sales down 0.6%. At LOFT, which includes LOFT stores, Lou & Grey stores and LOFT.com, net sales increased 1.9% to $312.2 million, primarily due to the impact of net store growth partially offset by a 0.7% decline in comparable sales. LOFT experienced a slight improvement in traffic trend during the first quarter as well as higher AUR, however this was offset by decreases in UPT and DPT as compared to last year, due in part to the impact of harsh winter weather and delayed delivery of certain merchandise as a result of the West Coast port situation. While we saw continued improvement in our knit tops business, soft product performance in other key categories, particularly denim and sweaters, also contributed to our comparable sales decline. At LOFT Outlet, net sales increased 15.2% to $74.1 million, primarily due to net store growth, partially offset by a slight comparable sales decline of 0.2%. Although traffic continued to be challenging in factory outlet centers, strong product and effective promotions helped drive increases in AUR and DPT as compared to last year.
Cost of Sales and Gross Margin
The following table presents cost of sales and gross margin in dollars and gross margin as a percentage of net sales:

	Quarter Ended
	May 2, 2015	May 3, 2014
	(dollars in thousands)
Cost of sales	$285,068	$275,400
Gross margin	$312,658	$315,192
Percentage of net sales	52.3%	53.4%

Gross margin as a percentage of net sales for the quarter ended May 2, 2015 decreased 110 basis points to 52.3%, from 53.4% in the comparable 2014 period. The overall decrease in gross margin rate performance was primarily driven by a decline in merchandise gross margin rate, which was negatively impacted by severe weather early in the quarter, continued traffic challenges and the highly competitive retail environment, as well as soft product performance at Ann Taylor Factory and in select categories at LOFT; all of which caused us to be more promotional than planned in order to clear through inventory.

Selling, General and Administrative Expenses
The following table presents selling, general and administrative expenses in dollars and as a percentage of net sales:

	Quarter Ended
	May 2, 2015	May 3, 2014
	(dollars in thousands)
Selling, general and administrative expenses	$283,712	$288,672
Percentage of net sales	47.5%	48.9%

For the quarter ended May 2, 2015, selling, general and administrative expenses as a percentage of net sales decreased 140 basis points to 47.5%, as compared to 48.9% in the first quarter of Fiscal 2014. This decrease was primarily due to a reduction in store payroll, occupancy and other related costs, due, in part, to the initial benefits of our SG&A Optimization program as well as the favorable impact in the current-year period of expense savings associated with our first quarter 2014 restructuring.  This was partially offset by an overall increase in long-term performance-based compensation expense, which was primarily due to the impact in the prior-year period of changes in forfeiture rate estimates resulting, in part, from our first quarter 2014 restructuring.

Restructuring Charge
In late 2014, we launched a comprehensive Supply Chain assessment, which is focused on enhancing the efficiency and effectiveness of our sourcing capabilities and identifying opportunities to improve profitability with an emphasis on speed, flexibility, improved product sell-through and reduced cost of goods sold. In addition, during the first quarter of Fiscal 2015, we initiated an SG&A Optimization program, a broad-based productivity initiative designed to reduce our overall cost structure and enhance operating efficiency and organizational effectiveness. Based on actions taken during the first quarter of Fiscal 2015 in connection with these two initiatives, we recorded a $6.4 million restructuring charge for severance associated with the elimination of approximately 600 full-time field associates, consulting services and other related costs. We expect to incur incremental restructuring costs related to these initiatives during the remainder of Fiscal 2015 as we continue our assessment of the opportunities identified; the extent of those costs will vary based on the opportunities we choose to pursue.  We are currently targeting $20 million in expense savings related to these initiatives in Fiscal 2015, of which approximately $3 million was realized during the first quarter. We also anticipate that we will generate approximately $35 million in ongoing, annualized expense savings by 2016 and approximately $50 million in incremental gross margin annually by 2017.

Income Taxes
The following table presents our income tax provision and effective income tax rate:

	Quarter Ended
	May 2, 2015	May 3, 2014
	(dollars in thousands)
Income tax provision	$9,678	$3,562
Effective income tax rate	41.7%	40.7%

Our effective income tax rate was 41.7% for the quarter ended May 2, 2015 as compared to 40.7% for the comparable 2014 period, primarily due to the effect of certain discrete items recorded during the prior-year period.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow from operations, available cash and availability under our revolving credit facility. Our primary ongoing cash requirements relate to working capital needs, retail store expansion, store renovation and refurbishment and investments in technology.
The following table sets forth certain measures of our liquidity:

	May 2, 2015	January 31, 2015	May 3, 2014
	(dollars in thousands)
Cash (used for)/provided by operating activities	(13,853)	156,397	(51,827)
Working capital	$284,976	$269,410	$241,963
Current ratio	1.86:1	1.81:1	1.80:1

Operating Activities
Cash used for operating activities was $13.9 million for the three months ended May 2, 2015, compared with $51.8 million for the three months ended May 3, 2014. The year-over-year decrease in cash used for operating activities is primarily due to an increase in net income during the current-year period, lower year-over-year payments under our incentive compensation plans and for income taxes and other accrued expenses, partially offset by year-over-year increases in accounts receivable and in payments on accounts payable.

Merchandise inventories increased approximately $4.8 million, or 1.7%, at May 2, 2015 compared to May 3, 2014. Total inventory per square foot at the end of the first quarter of Fiscal 2015 increased 3% versus year-ago, reflecting increases of 13% at LOFT and 1% in the factory-outlet channel, partially offset by a decrease of 10% at Ann Taylor.  The increase at LOFT primarily reflects a shift in the timing of receipts as compared to the first quarter of Fiscal 2014, without which, inventory per square foot at LOFT would have been flat.  The decrease at Ann Taylor reflects an overall decrease in unit inventory per square foot.

Investing Activities
Cash used for investing activities was $18.5 million for the three months ended May 2, 2015, compared with $26.7 million for the three months ended May 3, 2014. The year-over-year change is primarily due to a decrease in capital expenditures related to our store expansion and refurbishment projects.

Financing Activities
Cash provided by financing activities was $1.1 million for the three months ended May 2, 2015, compared with $4.5 million in cash used for financing activities during the three months ended May 3, 2014. The year-over-year change is primarily due to a decrease in cash inflows from the exercise of stock options due to a lower level of stock option exercise activity during the current-year period.

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
The maximum availability for loans and letters of credit under the Credit Facility is governed by a quarterly borrowing base, determined by the application of specified percentages to certain eligible assets, primarily accounts receivable and inventory. Commercial and standby letters of credit outstanding under the Credit Facility totaled approximately $11.8 million, $12.5 million and $10.3 million as of May 2, 2015, January 31, 2015 and May 3, 2014, respectively, leaving a remaining available balance for loans and letters of credit of $238.2 million, $188.0 million and $239.7 million, respectively. There were no borrowings outstanding under the Credit Facility at May 2, 2015, January 31, 2015, May 3, 2014 or as of May 22, 2015, the date of this filing.

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
Certain judgments and estimates underlie our projected revenues and related expenses under the program, including projected future store counts, the number of applications processed, our projected sales growth and points breakage, among other things. During the quarters ended May 2, 2015 and May 3, 2014, we recognized approximately $17.4 million and $10.3 million of revenue related to the credit card program, respectively. Partially offsetting this revenue are costs, net of points breakage, related to our client loyalty program. These costs are included in either Cost of sales or in Net sales as a Sales discount, as appropriate. The Cost of sales impact, net of points breakage, was approximately $3.3 million and $2.9 million and the Sales discount impact was approximately $4.2 million and $3.3 million for the quarters ended May 2, 2015 and May 3, 2014, respectively. At May 2, 2015, January 31, 2015 and May 3, 2014, approximately $2.9 million, $2.9 million and $5.7 million, respectively, of deferred credit card income is included in “Accrued expenses and other current liabilities” on our Condensed Consolidated Balance Sheets. Additionally, in connection with the December 2013 agreement, $16.6 million, $17.3 million and $19.5 million of long-term deferred credit card income is included in “Other liabilities” on our Consolidated Balance Sheets at May 2, 2015, January 31, 2015 and May 3, 2014, respectively.

Other
We are self-insured for expenses related to our employee point of service medical plan, our workers’ compensation plan, our general liability plan and for short-term and long-term disability, up to certain thresholds.
Foreign cash balances at May 2, 2015 were $3.4 million, the majority of which was held in Canadian dollars. As of January 31, 2015 and May 3, 2014, we had foreign cash balances of $3.8 million and $5.8 million, respectively.
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
Subsequent Event
On May 17, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ascena Retail Group, Inc., a Delaware corporation (“Ascena”), and Avian Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Ascena (“Merger Sub”). The Merger Agreement provides for, among other things, the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Both our Board of Directors and that of Ascena, by unanimous vote, approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.
Subject to the terms and conditions of the Merger Agreement, which contains customary representations, warranties and covenants as well as certain termination rights, upon closing, each outstanding share of our common stock (other than shares, if any, held by Ascena, Merger Sub and us and shares with respect to which appraisal rights have been properly demanded in accordance with the Delaware General Corporation Law) will be converted into the right to receive (i) $37.34 in cash and (ii) 0.68 of a share of Ascena common stock, par value $0.01 per share, with cash payable in lieu of fractional shares of Ascena common stock. Completion of the Merger, which is expected to occur in the second half of 2015, is subject to various closing conditions. For further discussion of the Merger, see Note 8 in the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Our discussion and analysis of our results of operations and capital resources are based on the Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and use assumptions that affect the reported amounts in the financial statements and accompanying notes, including revenue, expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. Management has determined that our most critical accounting estimates are those related to revenue recognition, merchandise inventory valuation, asset impairment, income taxes and stock and other incentive-based compensation. Actual results in these areas could differ from management’s estimates. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes in the information concerning our Critical Accounting Policies and Estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
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

We are exposed to limited market risk, primarily related to foreign currency exchange. We have exchange rate exposure primarily with respect to certain revenues and costs denominated in the Canadian dollar. As of May 2, 2015, our monetary assets and liabilities subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.
Our Credit Facility allows for investments in financial instruments with original maturity dates of up to 360 days. As of May 2, 2015, we did not hold any investments that did not qualify as cash.
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
During the first quarter of Fiscal 2015, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As of May 2, 2015, the Company continued to utilize the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases of our common stock for the periods indicated, which, upon repurchase, are classified as treasury shares available for general corporate purposes:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
				(in thousands)
February 1, 2015 to February 28, 2015	—	$—	—	200,000
March 1, 2015 to April 4, 2015	86,958	38.62	—	200,000
April 5, 2015 to May 2, 2015	—	—	—	200,000
	86,958		—

(1)
Represents shares of restricted stock purchased in connection with employee tax withholding obligations under our equity compensation plans, which are not purchases under our publicly announced program.

(2)
On August 21, 2013, our Board of Directors approved a new $250 million securities repurchase program (the “Repurchase Program”). There were no repurchases made under the Repurchase Program during the quarter ended May 2, 2015. The Repurchase Program will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

Item 6.    Exhibits

Exhibit Number	Description

10.1*†	Second Amendment to the Special Severance Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.

°	Furnished electronically herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANN INC.

Date:	May 22, 2015	By:	/s/ Kay Krill
Kay Krill
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 22, 2015	By:	/s/ Michael J. Nicholson
Michael J. Nicholson
Executive Vice President, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1*†	Second Amendment to the Special Severance Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1°	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.

°	Furnished electronically herewith.

†	Management contract or compensatory plan or arrangement.